Form 10-Q
period 2008-06-30
John Bean Technologies CORP
filed 2008-08-14
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-34036

John Bean Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1650317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

(312) 861-5900

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, par value $0.01 per share	27,558,726

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Combined Statements of Income (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$276.7	$237.9	$536.9	$432.7
Costs and expenses:
Cost of sales	209.0	183.1	407.3	329.6
Selling, general and administrative expense	41.0	38.6	80.2	74.9
Research and development expense	6.4	4.5	11.9	9.0

Total costs and expenses	256.4	226.2	499.4	413.5
Other (expense) income, net	(1.0)	(0.1)	1.1	(0.8)

Income before net interest income and income taxes	19.3	11.6	38.6	18.4
Net interest income	0.2	—	0.3	0.1

Income from continuing operations before income taxes	19.5	11.6	38.9	18.5
Provision for income taxes	6.5	3.6	13.9	6.5

Income from continuing operations	13.0	8.0	25.0	12.0
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	0.3	(1.0)

Net income	$13.0	$7.8	$25.3	$11.0

The accompanying notes are an integral part of the condensed combined financial statements.

John Bean Technologies Corporation

Condensed Combined Balance Sheets

(In millions)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$5.7	$9.5
Trade receivables, net of allowances of $6.1 and $6.2, respectively	163.1	179.2
Inventories	162.7	147.2
Prepaid expenses	5.6	4.1
Other current assets	28.6	27.4
Assets of discontinued operations	2.5	2.4

Total current assets	368.2	369.8
Investments	8.0	7.2
Property, plant and equipment, net of accumulated depreciation of $219.1 and $207.9, respectively	132.5	126.8
Goodwill	24.2	23.8
Intangible assets, net	20.4	21.2
Other assets	8.8	9.2
Deferred income taxes	16.2	15.9

Total assets	$578.3	$573.9

Liabilities and owner’s equity:
Current liabilities:
Advance payments and progress billings	$102.2	$105.3
Accounts payable, trade and other	92.3	101.3
Other current liabilities	98.8	97.6
Liabilities of discontinued operations	2.0	2.0

Total current liabilities	295.3	306.2
Accrued pension and other postretirement benefits, less current portion	22.0	19.2
Other liabilities	38.1	34.3
Owner’s net investment	220.2	218.3
Accumulated other comprehensive income (loss)	2.7	(4.1)

Total owner’s equity	222.9	214.2

Total liabilities and owner’s equity	$578.3	$573.9

The accompanying notes are an integral part of the condensed combined financial statements.

John Bean Technologies Corporation

Condensed Combined Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
Cash provided (required) by operating activities of continuing operations:
Net income	$25.3	$11.0
(Income) loss from discontinued operations, net of tax	(0.3)	1.0

Income from continuing operations	25.0	12.0
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	12.6	12.4
Stock based compensation	4.3	4.1
Other	(0.6)	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	16.2	(0.2)
Inventories	(12.7)	(24.3)
Accounts payable, trade and other	(12.1)	14.1
Advance payments and progress billings	(2.3)	5.0
Other assets and liabilities, net	4.1	(1.4)

Cash provided by operating activities of continuing operations	34.5	21.6
Net cash required by discontinued operations – operating	(0.2)	(2.4)

Cash provided by operating activities	34.3	19.2

Cash provided (required) by investing activities:
Capital expenditures	(12.2)	(10.2)
Proceeds from disposal of assets	0.6	0.9

Cash required by investing activities of continuing operations	(11.6)	(9.3)
Cash provided by discontinued operations – investing	0.7	—

Cash required by investing activities	(10.9)	(9.3)

Cash provided (required) by financing activities:
Net decrease in short-term debt	(0.1)	—
Distribution to owners	(27.7)	(11.4)

Cash required by financing activities	(27.8)	(11.4)

Effect of exchange rate changes on cash and cash equivalents	0.6	0.3

Decrease in cash and cash equivalents	(3.8)	(1.2)
Cash and cash equivalents, beginning of period	9.5	10.3

Cash and cash equivalents, end of period	$5.7	$9.1

The accompanying notes are an integral part of the condensed combined financial statements.

John Bean Technologies Corporation

Notes to Condensed Combined Financial Statements (Unaudited)

Note 1: Background and Basis of Presentation

Background—On October 29, 2007, FMC Technologies, Inc. (“FMC Technologies”) announced an intention to separate into two independent publicly-traded companies through the spin-off and distribution of 100% of the FoodTech and Airport Systems businesses. On July 31, 2008, FMC Technologies effected the spin-off of these businesses by distributing all of its holdings of the common stock of John Bean Technologies Corporation (“JBT Corporation” or “we”) on a pro rata basis to its stockholders. JBT Corporation is now an independent public company traded on the New York Stock Exchange (symbol “JBT”). Prior to the spin-off, FMC Technologies received necessary regulatory approvals including a favorable private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service, as well as a declaration of effectiveness for JBT Corporation’s Registration Statement on Form 10, as amended (“Form 10”), as filed with the Securities and Exchange Commission (“SEC”). Distribution of the JBT Corporation common stock to the stockholders of FMC Technologies occurred on July 31, 2008, at a ratio of .216 of a share of JBT Corporation common stock for every share of FMC Technologies common stock held by each such holder on the record date of July 22, 2008.

Description of Business—JBT Corporation designs, manufactures and services sophisticated machinery and systems for, and provides services to, customers in the food processing and air transportation industries. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers. We report our results through two business segments—JBT FoodTech and JBT AeroTech.

Basis of Presentation—The following (a) condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements, and notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the SEC. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with our audited annual combined financial statements and notes thereto included in our Information Statement that was filed with the SEC on Form 8-K on July 28, 2008.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year or any future period.

Our combined financial statements have been prepared in United States dollars and in accordance with U.S. GAAP on a carve-out basis from the consolidated financial statements of FMC Technologies using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from FMC Technologies. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. Allocated expenses include general and administrative services such as accounting, treasury, tax, legal, human resources, information technology and other corporate and infrastructure services. Many assets, liabilities and expenses could be specifically identified with JBT Corporation businesses or personnel and were directly allocated. To the extent amounts could not be specifically identified and allocated, we primarily used JBT Corporation’s proportion of total FMC Technologies’ revenue as a reasonable allocation method. Allocations have been determined on the basis of assumptions and estimates that management believes to be a reasonable reflection of JBT Corporation’s utilization of those services. These allocations and estimates, however, are not necessarily indicative of the assets, liabilities and expenses that would have resulted if JBT Corporation had operated as a separate entity in the past, or that may result in the future.

The combined financial statements do not reflect the debt or interest expense JBT Corporation might have incurred if we were a stand-alone entity. In addition, the combined financial statements may not be indicative of our combined financial position, operating results or cash flows in the future or what our financial position, operating results and cash flows would have been had JBT Corporation been a separate, stand-alone entity during the periods presented.

Recently issued accounting pronouncements— In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), replacing SFAS No. 141. SFAS 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS 141R will be applied prospectively for business combinations occurring after December 31, 2008.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is effective for us beginning January 1, 2009.

Note 2: Financial Statement Information

Inventories —

Inventories consisted of the following:

(In millions)	June 30, 2008	December 31, 2007
Raw materials	$76.6	$63.9
Work in process	66.6	59.1
Finished goods	75.0	76.5

Gross inventories before LIFO reserves and valuation adjustments	218.2	199.5
LIFO reserves and valuation adjustments	(55.5)	(52.3)

Net inventories	$162.7	$147.2

Derivative Financial Instruments —

The following table of all outstanding derivative instruments is based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and do not represent potential gains or losses on these agreements.

	June 30, 2008		December 31, 2007
(In millions)	Current	Other	Current	Other
Assets	$7.1	$0.9	$5.4	$1.4

Liabilities	$5.0	$4.3	$3.9	$3.7

The gains and losses, net of remeasurement of assets and liabilities, recorded in earnings for instruments not designated as hedging instruments were a loss of $0.2 million and a gain of $0.8 million for the three months ended June 30, 2008 and 2007, respectively, and a gain of $1.9 million and $1.1 million for the six month periods ending June 30, 2008 and 2007, respectively. The gains and losses are recorded in cost of sales on the combined statements of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Pension and Other Postretirement Benefits —

JBT Corporation employees are eligible to participate in pension and postretirement benefit plans sponsored by FMC Technologies. As JBT Corporation participated in FMC Technologies’ plans, we accounted for our pension and other postretirement benefit costs under the multiemployer plan approach and have recognized the pension and other postretirement benefit costs allocated to us by FMC Technologies as an expense, with a corresponding contribution in owner’s net investment. The expense has been allocated to us based on the service cost from JBT Corporation employees and a proportion of other FMC Technologies’ corporate staff service cost. We allocated the FMC Technologies corporate staff service cost primarily using JBT Corporation’s proportion of FMC Technologies consolidated revenue. In addition, we maintain certain foreign pension plans covering only JBT Corporation employees. For the three months ended June 30, 2008 and 2007, we incurred $1.7 million and $2.0 million, respectively, in pension and other postretirement benefit expense. For the six months ended June 30, 2008 and 2007, we incurred $3.1 million and $4.1 million, respectively, in pension and other postretirement benefit expense.

FMC Technologies is expected to perform a valuation of its U.S. pension plan and other postretirement benefit plan obligations in order to transfer a portion of the obligations and plan assets to JBT Corporation upon spin-off. The amounts are not currently estimable and are expected to be finalized and transferred during the fourth quarter of 2008.

Stock-based compensation —

Stock-based compensation expense was $2.3 million for the three months ended June 30, 2008 and 2007, and $4.3 and $4.1 for the six months ended June 30, 2008 and 2007, respectively, and includes expense for FMC Technologies awards granted to employees of JBT Corporation businesses as well as an allocation of expense for awards granted to FMC Technologies corporate employees. We allocated the FMC Technologies corporate staff stock-based compensation primarily using JBT Corporation’s proportion of FMC Technologies consolidated revenue.

Warranty Obligations —

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the combined balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Balance at beginning of period	$12.6	$8.4	$12.3	$8.7
Expense for new warranties	3.6	2.8	6.8	4.8
Adjustments to existing accruals	(0.4)	0.1	0.2	0.2
Claims paid	(2.6)	(2.5)	(6.1)	(4.9)

Balance at end of period	$13.2	$8.8	$13.2	$8.8

Owner’s Equity —

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Net income	$13.0	$7.8	$25.3	$11.0
Foreign currency translation adjustments	2.5	2.0	6.6	2.0
Deferral of hedging gains (losses), net of tax of $(0.1) and $0.4 for the three months ended June 30, 2008 and 2007, respectively, and $0.1 for the six months ended June 30, 2008	(0.3)	0.7	0.2	—

Comprehensive income	$15.2	$10.5	$32.1	$13.0

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	June 30, 2008	December 31, 2007
Cumulative foreign currency translation adjustments	$4.5	$(2.1)
Cumulative deferral of hedging net losses, net of tax of $(0.1) as of December 31, 2007	—	(0.2)
Cumulative deferral of pension net losses, net of tax of $(0.7)	(1.8)	(1.8)

Accumulated other comprehensive income (loss)	2.7	(4.1)

Note 3: Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the condensed combined financial statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS 157 were not applied to long-lived assets, assets and liabilities held for sale, goodwill and other intangible assets measured for impairment testing purposes.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	June 30, 2008	Level 1	Level 2	Level 3
Assets
Investments	$8.0	$8.0	$—	$—
Derivatives	8.0	—	8.0	—

Total assets	$16.0	$8.0	$8.0	$—

Liabilities
Derivatives	$9.3	$—	$9.3	$—

Investments are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values.

The impact of considering credit risk when measuring the fair value of financial instruments had an immaterial impact on fair value measurement.

Note 4: Contingent Liabilities

Under the Separation Agreement with FMC Technologies, which contains key provisions related to our spin-off from FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to separation. As a result, although FMC Technologies will remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole will have a material adverse effect on our business, results of operations or financial condition.

Note 5: Business Segment Information

Segment revenue and segment operating profit

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Revenue
JBT FoodTech	159.9	152.0	308.6	275.0
JBT AeroTech	117.0	86.7	228.7	158.6
Intercompany eliminations	(0.2)	(0.8)	(0.4)	(0.9)

Total revenue	$276.7	$237.9	$536.9	$432.7

Income before income taxes
Segment operating profit:
JBT FoodTech	15.8	10.4	29.1	19.6
JBT AeroTech	10.5	6.5	19.6	8.6

Total segment operating profit	26.3	16.9	48.7	28.2

Corporate items:
Corporate expense (1)	(3.0)	(3.0)	(5.8)	(5.6)
Other expense, net (2)	(4.0)	(2.3)	(4.3)	(4.2)
Net interest income	0.2	—	0.3	0.1

Total corporate items	(6.8)	(5.3)	(9.8)	(9.7)

Income from continuing operations before income taxes	$19.5	$11.6	$38.9	$18.5

(1)	Corporate expense primarily includes corporate staff expenses.
(2)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Note 6: Subsequent Events

On July 31, 2008, FMC Technologies effected the spin-off of JBT Corporation through the pro rata distribution to its stockholders of all 27.6 million issued and outstanding shares of JBT Corporation held by FMC Technologies. In connection with the spin-off, JBT Corporation obtained $75 million in proceeds by issuing senior unsecured notes that require semiannual interest payments and whose principal is due on July 31, 2015. Additionally, JBT Corporation entered into a $225 million, 5-year revolving credit facility, upon which we borrowed $75.5 million. We are required to make quarterly interest payments on the borrowed amount. The proceeds from issuance of the notes and the draw on the revolving credit facility were used to fund a $150.5 million dividend to FMC Technologies in connection with the spin-off. The initial payment was made in conjunction with the Separation and Distribution Agreement and is subject to future adjustment. The credit facility contains customary covenants including leverage and interest coverage ratios and limits the annual amounts JBT Corporation may spend on dividends and capital expenditures. The purchase agreement governing the notes also contains customary covenants including leverage and interest coverage ratios.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, the Information Statement and other materials filed or to be filed by JBT Corporation, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we describe in our Information Statement, including under “Risk Factors,” “The Spin-off” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

EXECUTIVE OVERVIEW

On October 29, 2007, FMC Technologies announced an intention to separate into two independent publicly-traded companies through the spin-off and distribution of 100% of the FoodTech and Airport Systems businesses. On July 31, 2008, FMC Technologies effected the spin-off of these businesses. The spin-off was accomplished through a dividend of all outstanding shares of JBT Corporation. We are now an independent public company traded on the New York Stock Exchange (symbol JBT). Prior to the spin-off, FMC Technologies received necessary regulatory approvals including a favorable private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service, and a declaration of effectiveness for JBT Corporation’s registration statement on Form 10 with the Securities and Exchange Commission. Distribution of the JBT Corporation common stock to the stockholders of FMC Technologies occurred on July 31, 2008, at a ratio of .216 of a share of JBT Corporation common stock for every share of FMC Technologies common stock held on the record date of July 22, 2008 (the “Distribution”).

We provide customized solutions that are engineered for the viable and growing food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have established a large installed base of food processing equipment as well as airport equipment and have built a strong global presence with manufacturing, sourcing, sales and service organizations located on six continents to support our equipment that has been delivered to more than 100 countries.

We have developed close working relationships with our customers. We believe that by working closely with our customers we enhance our competitive advantage, strengthen our market positions and improve our results. We serve customers from around the world. During the first six months of 2008, approximately half of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

The food processing and air transportation industries in which we operate are susceptible to significant changes in the strength of the global or regional economies and the economic health of companies who make capital commitments for our products and services. We focus on economic and industry-specific drivers and key risk factors affecting each of our businesses as we formulate our strategic plans and make decisions related to allocating capital and human resources. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment.

As part of our core mission of being a leading supplier of customized solutions to the food processing and air transportation industries, we address these business related risks through our focus on the four critical strategies of extending our technology leadership; leveraging our installed base; capturing international growth opportunities; and growing through acquisitions.

As we evaluate our operating results, we consider performance indicators like segment revenue, operating profit and capital employed, in addition to the level of inbound orders and order backlog.

COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Change
(In millions, except %)	2008	2007	$	%
Revenue	$276.7	$237.9	$38.8	16.3%
Costs and expenses:
Cost of sales	209.0	183.1	25.9	14.1
Selling, general and administrative expense	41.0	38.6	2.4	6.2
Research and development expense	6.4	4.5	1.9	42.2

Total costs and expenses	256.4	226.2	30.2	13.4
Other expense, net	(1.0)	(0.1)	(0.9)	> 100.0
Net interest income	0.2	—	0.2	100.0

Income before income taxes	19.5	11.6	7.9	68.1
Provision for income taxes	6.5	3.6	2.9	80.6

Income from continuing operations	13.0	8.0	5.0	62.5
Loss from discontinued operations, net of tax	—	(0.2)	0.2	100.0

Net income	$13.0	$7.8	$5.2	66.7%

Our total revenue for the second quarter of 2008 increased $38.8 million from the second quarter of 2007. Higher levels of air traffic in 2007 drove high demand for JBT AeroTech equipment resulting in strong backlog at the end of 2007, compared to year-end 2006. The conversion and delivery of significant JBT AeroTech 2007 backlog was the main driver of our increased revenue this quarter, however, foreign currency translation contributed approximately $13 million to the overall dollar increase.

Cost of sales were higher in the second quarter of 2008 compared to the same period in 2007, however gross profit (revenue less cost of sales) increased by $12.9 million. Of this increase, approximately $4 million reflected foreign currency translation of revenue and cost of sales. Gross profit margins increased from 23.0% in 2007 to 24.5% in 2008. Margins increased as a result of providing more aftermarket products and services to our growing JBT FoodTech installed base.

Selling, general and administrative expenses were higher in the second quarter of 2008 compared to the same period in 2007, mainly due to foreign currency translation.

The effective tax rate for the second quarter of 2008 was 33.3% compared to 31.0% for the second quarter of 2007. The increase in effective tax rate was primarily attributable to a favorable impact of a decline in the annual effective rate during the second quarter of 2007.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2008	2007
Revenue
JBT FoodTech	159.9	152.0	7.9
JBT AeroTech	117.0	86.7	30.3
Intercompany eliminations	(0.2)	(0.8)	0.6

Total revenue	$276.7	$237.9	$38.8

Segment Operating Profit
JBT FoodTech	15.8	10.4	5.4
JBT AeroTech	10.5	6.5	4.0

Total segment operating profit	26.3	16.9	9.4

Corporate items:
Corporate expense	(3.0)	(3.0)	—
Other expense, net	(4.0)	(2.3)	(1.7)
Net interest income	0.2	—	0.2

Total corporate items	(6.8)	(5.3)	(1.5)

Income from continuing operations before income taxes	$19.5	$11.6	7.9
Provision for income taxes	6.5	3.6	2.9

Income from continuing operations	13.0	8.0	5.0
Loss from discontinued operations, net of income tax	—	(0.2)	0.2

Net income	$13.0	$7.8	$5.2

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments, income taxes and other expense, net.

JBT FoodTech

JBT FoodTech’s revenue was $7.9 million higher in the second quarter of 2008 compared to the same period in 2007. Favorable impact of foreign currency translation was the main driver of revenue increase, contributing $11.8 million in incremental revenue, partially offset by fewer large orders in 2008 compared to 2007, specifically in North America and China.

JBT FoodTech’s operating profit increased by $5.4 million in the second quarter of 2008 compared to the same period in 2007. The increase in operating profit resulted from delivering a more favorable mix of products and a higher proportion of aftermarket revenue.

JBT AeroTech

JBT AeroTech’s revenue was $30.3 million higher in the second quarter of 2008 compared to the same period in 2007. Higher levels of air traffic in 2007 drove higher demand for our products, which resulted in a strong backlog at the end of 2007 compared to year-end 2006. Many of these orders were converted into sales in the second quarter of 2008 which resulted in higher revenue for ground support equipment ($19.3 million) and passenger boarding bridges and related equipment ($7.2 million).

JBT AeroTech’s operating profit increased by $4.0 million in the second quarter of 2008 compared to the same period in 2007. Gross profit margins were relatively stable compared to the same period in 2007. Higher sales volume contributed $5.3 million in higher profits, which were partially offset by higher selling, general and administrative, and research and development costs. Leveraging our selling, general and administrative expenses, operating profit margins improved quarter over quarter.

JBT AeroTech experienced a decrease in orders in the second quarter of 2008 as a result of uncertainty in the economy and high fuel costs affecting profitability in the airline and air freight industries. Given the current economic conditions, management does not expect this trend to reverse in the second half of 2008.

Corporate Items

Our corporate items were $1.5 million higher in the second quarter of 2008 compared to the same period in 2007. The increase in expense in 2008 is primarily due to a decrease in foreign currency related gains.

Outlook

We expect segment operating earnings in 2008 will surpass the record high results earned in 2007. This is in part based on our record high order backlog as we entered the current year and our strong operating results in the first half of 2008. Overall growth in revenue of approximately 6 – 10% is anticipated for full year 2008, notwithstanding challenging economic conditions associated with effects of continued high energy costs and uncertainty in worldwide credit markets. We expect segment operating profit margin percentage to remain consistent with 2007 results. Interest expense for the remainder of 2008 is expected to be approximately $4.4 million and our full year effective tax rate is expected to be approximately 37%.

We have provided unaudited pro forma combined statements of income elsewhere in this report. Those pro forma statements adjust our historical results to include an estimate of interest expense we would have incurred had the spin-off occurred on January 1, 2007. The pro forma interest expense incurred for the six months ended June 30, 2008 was $4.6 million ($2.9 million after tax). As the spin-off occurred on July 31, 2008, the pro forma interest for seven months ended July 31, 2008 was $5.2 million.

The Company issued 27.6 million shares on July 31, 2008, in connection with a spin-off from FMC Technologies. No earnings per share (“EPS”) has been presented in this Form 10-Q for the quarters ending June 30, 2008 and 2007, as the capital structure for these quarters was not comparable to our capital structure following completion of the spin-off. Beginning with our Form 10-Q for the quarter ending September 30, 2008, we will present EPS of JBT Technologies based on weighted average shares giving effect to the issuance of the 27.6 million shares as if they were issued and outstanding on January 1, 2008. We have outstanding share-based payment awards that may be dilutive. While we cannot predict with certainty the actual impact of these potentially dilutive awards, we believe diluted EPS for the full year ended December 31, 2008 will be based on approximately 28.1 million weighted average shares outstanding.

Based on our estimated diluted weighted average shares outstanding, and including incremental pro forma interest expense of $5.2 million, we estimate full year adjusted diluted earnings per share to be within the range of $1.25 to $1.35.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
JBT FoodTech	147.0	142.2	295.9	287.7
JBT AeroTech	98.9	130.7	185.6	224.9
Other orders and intercompany eliminations	(0.2)	(0.7)	(2.1)	(0.8)

Total inbound orders	$245.7	$272.2	$479.4	$511.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2008	December 31, 2007	June 30, 2007
JBT FoodTech	154.7	167.3	176.5
JBT AeroTech	187.6	230.7	225.4
Intercompany eliminations	(1.4)	0.3	(0.7)

Total order backlog	$340.9	$398.4	$401.2

JBT FoodTech’s order backlog at June 30, 2008 decreased by $12.6 million since year-end 2007, and by $21.8 million since June 30, 2007, due to completion of major poultry orders.

JBT AeroTech’s order backlog at June 30, 2008 has decreased by $43.1 million since year-end 2007 and by $37.8 million since June 30, 2007. A majority of the year-end backlog has been converted to sales in 2008 and new orders in 2008 did not fully replace the converted backlog. Compared to the prior year, orders for ground support equipment were down as a result of the uncertainty in the economy and higher fuel costs affecting profitability in the airline and freight industries.

COMBINED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,		Change
(In millions, except %)	2008	2007	$	%
Revenue	$536.9	$432.7	$104.2	24.1%
Costs and expenses:
Cost of sales	407.3	329.6	77.7	23.6
Selling, general and administrative expense	80.2	74.9	5.3	7.1
Research and development expense	11.9	9.0	2.9	32.2

Total costs and expenses	499.4	413.5	85.9	20.8
Other income (expense), net	1.1	(0.8)	1.9	*
Net interest income	0.3	0.1	0.2	200.0

Income before income taxes	38.9	18.5	20.4	110.2
Provision for income taxes	13.9	6.5	7.4	113.8

Income from continuing operations	25.0	12.0	13.0	108.3
Income (loss) from discontinued operations, net of tax	0.3	(1.0)	1.3	*

Net income	$25.3	$11.0	$14.3	130.0%

*	Not meaningful

Our total revenue for the six months ended June 30, 2008 increased $104.2 million from the six months ended June 30, 2007. Higher levels of air traffic in 2007 drove high demand for JBT AeroTech equipment resulting in a strong backlog at the end of 2007, compared to year-end 2006, which contributed approximately $67 million in increased JBT AeroTech revenue. Foreign currency translation contributed approximately $24 million in increased revenue. The remaining increase in revenue was attributable to higher demand for JBT FoodTech equipment in Latin America, primarily during the first quarter of 2008.

Cost of sales were higher in the six months ended June 30, 2008 compared to the same period in 2007, however gross profit (revenue less cost of sales) increased by $26.5 million. Of this increase, approximately $7 million resulted from foreign currency translation of revenue and cost of sales. Gross profit margins increased from 23.8% in 2007 to 24.1% in 2008. Margins increased as a result of providing more aftermarket products and services to our growing JBT FoodTech installed base.

Selling, general and administrative expenses were higher in the six months ended June 30, 2008 compared to the same period in 2007, mainly due to foreign currency translation.

The effective tax rate for the six months ended June 30, 2008 was 35.7% compared to 35.1% for the same period in 2007. The increase in effective tax rate was primarily attributable to a favorable impact of a decline in the annual effective rate during the second quarter of 2007.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

	Six Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2008	2007
Revenue
JBT FoodTech	308.6	275.0	33.6
JBT AeroTech	228.7	158.6	70.1
Other revenue and intercompany eliminations	(0.4)	(0.9)	0.5

Total revenue	$536.9	$432.7	$104.2

Segment Operating Profit
JBT FoodTech	29.1	19.6	9.5
JBT AeroTech	19.6	8.6	11.0

Total segment operating profit	48.7	28.2	20.5

Corporate items:
Corporate expense	(5.8)	(5.6)	(0.2)
Other revenue and other expense, net	(4.3)	(4.2)	(0.1)
Net interest income	0.3	0.1	0.2

Total corporate items	(9.8)	(9.7)	(0.1)

Income from continuing operations before income taxes	$38.9	$18.5	$20.4
Provision for income taxes	13.9	6.5	7.4

Income from continuing operations	25.0	12.0	13.0
Income (loss) from discontinued operations, net of income tax	0.3	(1.0)	1.3

Net income	$25.3	$11.0	$14.3

JBT FoodTech

JBT FoodTech’s revenue was $33.6 million higher for the six months ended June 30, 2008 compared to the same period in 2007. Higher demand in Latin America from poultry processors contributed $14.2 million in incremental revenue. In addition, foreign currency translation had a favorable impact of $20.7 million on revenue. The remaining difference in revenue was due to higher revenue in European markets, which was offset by lower demand in North America.

JBT FoodTech’s operating profit increased by $9.5 million in the six months ended June 30, 2008 compared to the same period in 2007. Higher sales volume contributed $9.5 million in higher profits which were partially offset by higher production costs, related to the decline in the value of U.S. dollar, and higher selling, general and administrative costs. In addition, profits were favorably impacted by higher gross margins resulting from delivering a more favorable mix of products and a higher proportion of aftermarket revenue.

JBT AeroTech

JBT AeroTech’s revenue was $70.1 million higher for the six months ended June 30, 2008 compared to the same period in 2007. Higher levels of air traffic in 2007 drove higher demand for our products, which resulted in a strong backlog at the end of 2007 compared to year-end 2006. Many of these orders were converted into sales in the six months ended June 30, 2008 which resulted in higher revenue for ground support equipment ($42.2 million) and passenger boarding bridges and related equipment ($16.6 million).

JBT AeroTech’s operating profit increased by $11.0 million in the six months ended June 30, 2008 compared to the same period in 2007. Gross profit margins were relatively stable compared to the same period in 2007. Higher sales volume contributed $12.6 million in higher profits, which were partially offset by higher selling, general and administrative, and research and development costs. Leveraging selling, general and administrative expenses, operating profit margins improved period over period.

JBT AeroTech’s experienced a decrease in orders in the six months ended June 30, 2008 as a result of uncertainty in the economy and high fuel costs affecting profitability in the airline and air freight industries. Given the current economic conditions, management does not expect this trend to reverse in the second half of 2008.

Corporate Items

Corporate items remained flat in the six months ended June 30, 2008 compared to the same period in 2007 as an increase of $0.7 million in foreign currency related gains was offset by an increase in compensation related expense.

PRO FORMA COMBINED FINANCIAL DATA

The unaudited pro forma combined financial information for the year ended December 31, 2007 has been derived from our audited historical combined financial statements as of and for the year ended December 31, 2007. The unaudited pro forma combined financial information as of and for the six months ended June 30, 2008 has been derived from our unaudited combined financial statements as of and for the six months ended June 30, 2008. This unaudited pro forma combined financial information should be read in conjunction with Combined Results of Operations and unaudited combined financial statements and notes related to those combined financial statements included elsewhere in this Form 10-Q and the audited combined financial statements included in the Information Statement.

The unaudited pro forma combined statements of income for the year ended December 31, 2007 and for the six months ended June 30, 2008 have been prepared as if the Distribution had occurred as of January 1, 2007. The unaudited pro forma combined balance sheet as of June 30, 2008 has been prepared as if the distribution occurred on June 30, 2008. Adjustments include the following:

•	creation of the capital structure of JBT Corporation based upon the separation from FMC Technologies;

•	a reduction in deferred tax assets relating to certain foreign tax credit carryforwards retained by FMC Technologies;

•	the transfer of certain employee benefit plan assets and liabilities related to our business from FMC Technologies; and

•	the effect of the financing to pay a dividend to FMC Technologies.

The pro forma adjustments are based on the best information available and assumptions that management believes are reasonable given the information available; however, such adjustments are subject to change based upon the final terms of the Separation Agreement. The unaudited pro forma combined financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations or financial position would have been had the transactions contemplated by the Separation Agreement and related transactions occurred on the dates indicated.

The unaudited pro forma combined financial information has been prepared using the historical results of operations and bases of the assets and liabilities of FMC Technologies businesses, which give effect to allocations of corporate overhead and other expenses from FMC Technologies. FMC Technologies allocated to us, among other things, expenses incurred for providing us with the following services: legal, tax, general accounting, communications, corporate development, benefits and human resources, information systems, payroll services, web hosting services and other public company undertakings. The allocated expenses totaled $11.3 million in 2007 and $5.8 million in the six months ended June 30, 2008. However, these allocated expenses are not necessarily indicative of those that would have resulted if we had operated as a separate public company in the past, or that may result in the future. See the Notes to Unaudited Pro Forma Combined Financial Statements.

Unaudited Pro Forma Combined Statement of Income

	Year Ended December 31, 2007
	Historical	Adjustments		Pro Forma
	(In millions, except per share data)
Revenue	$978.0	—		$978.0
Costs and expenses:
Cost of sales	740.8	—		740.8
Selling general and administrative expense	153.8	—		153.8
Research and development expense	18.7	—		18.7

Total costs and expenses	913.3	—		913.3
Other expense, net	(3.6)	—		(3.6)

Income before net interest expense and income taxes	61.1	—		61.1
Net interest income (expense)	0.5	(12.2	)(1)	(11.7)

Income from continuing operations before income taxes	61.6	(12.2)		49.4
Provision for income taxes	21.5	(4.5	)(1)	17.0

Income from continuing operations	$40.1	$(7.7)		$32.4

Income from continuing operations per common share:
Basic				$1.17
Diluted				$1.15
Weighted average shares outstanding:
Basic (4)				27.6
Diluted (5)				28.1

Unaudited Pro Forma Combined Statement of Income

	Six Months Ended June 30, 2008
	Historical	Adjustments		Pro Forma
	(In millions, except per share data)
Revenue	$536.9	$—		$536.9
Costs and expenses:
Cost of sales	407.3	—		407.3
Selling general and administrative expense	80.2	—		80.2
Research and development expense	11.9	—		11.9

Total costs and expenses	499.4	—		499.4
Other income, net	1.1	—		1.1

Income before net interest income, net interest expense and income taxes	38.6	—		38.6
Net interest income (expense)	0.3	(4.6	)(1)	(4.3)

Income from continuing operations before income taxes	38.9	(4.6)		34.3
Provision for income taxes	13.9	(1.7	)(1)	12.2

Income from continuing operations	$25.0	$(2.9)		$22.1

Income from continuing operations per common share:
Basic				$0.80
Diluted				$0.79
Weighted average shares outstanding:
Basic (4)				27.6
Diluted (5)				28.1

Unaudited Pro Forma Combined Balance Sheet

	As of June 30, 2008
	Historical	Adjustments		Pro Forma
	(Dollars in millions)
Current assets:
Cash and cash equivalents	$5.7	$—		$5.7
Trade receivables, net of allowances	163.1	—		163.1
Inventories	162.7	—		162.7
Prepaid expenses	5.6	—		5.6
Other current assets	28.6	—		28.6
Assets of discontinued operations	2.5	—		2.5

Total current assets	368.2	—		368.2
Investments	8.0	—		8.0
Property, plant and equipment, net	132.5	—		132.5
Goodwill	24.2	—		24.2
Intangible assets, net	20.4	—		20.4
Other assets	8.8	7.4	(2)	16.2
Deferred income taxes	16.2	4.0	(2)	12.9
		(7.3	)(3)

Total assets	$578.3	$4.1		$582.4

Current liabilities:
Accounts payable, trade and other	$102.2	$—		$102.2
Advance payments and progress billings	92.3	—		92.3
Other current liabilities	98.8	—		98.8
Liabilities of discontinued operations	2.0	—		2.0

Total current liabilities	295.3	—		295.3
Long-term debt, less current portion	—	150.5	(1)	150.5
Accrued pension and other postretirement benefits, less current portion	22.0			22.0
Other liabilities	38.1	17.0	(2)	55.1
Owner’s equity:
Owner’s net investment	220.2	(150.5	)(1)	63.6
		1.2	(2)
		(7.3	)(3)
Accumulated other comprehensive income (loss)	2.7	(6.8	)(2)	(4.1)

Total owner’s equity	222.9	(163.4)		59.5

Total liabilities and owner’s equity	$578.3	$4.1		$582.4

Notes to Unaudited Pro Forma Combined Financial Statements

(1)	Adjustments reflect a dividend payment of $150.5 million paid to FMC Technologies on July 31, 2008 in connection with the spin-off and issuance of $150.5 million of unsecured debt in order to fund the dividend. The final dividend amount will be determined by a “true-up” process in accordance with the Separation and Distribution Agreement. Interest expense has been estimated using the three month LIBOR and applicable costs to obtain financing (8.2% in 2007 and 5.6% in 2008) and excludes the interest rate impact of interest rate swaps and notes payable signed in July 2008. Related income tax impact has been estimated using a rate of 37%.

(2)	Adjustments reflect the distribution of assets, liabilities and related tax effects, assumed at 37%, of qualified and non-qualified U.S. defined benefit and other postretirement benefit plans of FMC Technologies to JBT Corporation in connection with the spin-off.

(3)	Adjustment reflects $7.3 million reduction in deferred tax assets relating to certain foreign tax credit carryforwards retained by FMC Technologies.

(4)	The number of shares used to compute basic earnings per share is based on the number of shares of our common stock outstanding on the distribution date, or 27.6 million shares.

(5)	The number of shares used to compute diluted earnings per share adds potential dilutive securities to the shares used in computing basic earnings per share. We have converted certain stock-based compensation awards for FMC Technologies common stock into awards for JBT Corporation common stock at the distribution date.

LIQUIDITY AND CAPITAL RESOURCES

JBT Corporation’s financial resources have historically been provided by FMC Technologies. FMC Technologies manages cash and cash equivalents on a centralized basis. As such, cash receipts associated with most of our businesses have historically been transferred to FMC Technologies on a daily basis, and FMC Technologies has historically funded our cash disbursements. These net cash transfers are reflected in parent company equity in our financial statements. Certain of our businesses maintain separate cash accounts and borrow from uncommitted credit lines. While the borrowings on these facilities typically are immaterial, we utilize these credit lines to provide an efficient daily source of liquidity.

In July 2008, we obtained $75 million in proceeds by issuing senior unsecured notes that require us to make semiannual interest payments with the principal due on July 31, 2015. In addition, we entered into a $225 million, 5-year revolving credit facility, upon which we borrowed $75.5 million. We are required to make quarterly interest payments on the borrowed amount. The purchase agreement governing the notes contains customary covenants including leverage and interest coverage ratios. The credit facility similarly contains certain customary covenants including leverage and interest coverage ratios and also limits the annual amounts JBT Corporation may spend on dividends and capital expenditures. These restrictions do not affect our current expectations for dividends and capital expenditures. The proceeds from issuance of the notes and the draw on the revolving credit facility were used to fund a $150.5 million dividend to FMC Technologies in conjunction with the spin-off. The final dividend amount will be determined by a “true-up” process in accordance with the Separation and Distribution Agreement between the companies. We are unable to reasonably estimate the amount of an additional dividend, if any, at this time.

We believe our cash flows from operations and our credit facilities will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. If we are unable to generate sufficient cash flows from operations, or otherwise to comply with the terms of our credit facilities, we may be required to seek additional financing alternatives.

Cash flows for the six months ended June 30, 2008 and 2007, were as follows:

	Six Months ended June 30,
($ in millions)	2008	2007
Cash provided by operating activities of continuing operations	$34.5	$21.6
Cash required by investing activities of continuing operations	(11.6)	(9.3)
Cash required by financing activities of continuing operations	(27.8)	(11.4)
Cash provided (required) by discontinued operations	0.5	(2.4)
Effect of exchange rate changes on cash and cash equivalents	0.6	0.3

Decrease in cash and cash equivalents	$(3.8)	$(1.2)

Operating Cash Flows

We generated $34.5 million in cash flows from operating activities of continuing operations during the six months ended June 30, 2008. The increase of $12.9 million over the same period in the prior year is primarily attributable to improved profitability as income from continuing operations increased by $13.0 million. Increased receivable collections and faster turnover of inventory for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 were mostly offset by greater cash outflows for accounts payable during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Investing Cash Flows

Our annual capital spending typically ranges from $20.0 million to $25.0 million. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and facilities. We expect to continue spending at this level in the upcoming year, and our 2008 capital expenditures through June 30, 2008 are consistent with this expectation.

Financing Cash Flows

FMC Technologies historically managed our financial resources, including borrowings. As such, our financing activities to date have been limited to capital transactions with FMC Technologies. Cash from operations was swept to FMC Technologies, and because our operations were cash flow positive in both 2008 and 2007, we had cash outflows for distributions to FMC Technologies in the six months ended June 30, 2008 and 2007.

Discontinued Operations Cash Flows

Our discontinued businesses ceased operations in 2007 and were sold in 2007 and 2008. Minimal cash flows are expected for 2008.

Outlook

We anticipate that we will pay cash dividends on our common stock, beginning with a quarterly dividend of $0.07 per share, or approximately $1.9 million, payable in the fourth quarter of 2008. The declaration and amount of dividends will be determined by our Board of Directors and will depend upon our financial condition, earnings and other factors our Board of Directors deems relevant. We estimate that we will pay $4.4 million in interest expenses under our financing agreements in the second half of the year in 2008.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Information Statement filed as Exhibit 99.1 to Current Report on Form 8-K on July 28, 2008 for a discussion of our critical accounting estimates. During the six months ended June 30, 2008, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, replacing SFAS 141. SFAS 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS 141R will be applied prospectively for business combinations occurring after December 31, 2008.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is effective for us at January 1, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Information Statement.

ITEM 4T.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the six months ended June 30, 2008.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Information Statement.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Ronald D. Mambu
Vice President, Chief Financial Officer, and duly authorized officer

Date: August 14, 2008

EXHIBIT INDEX

Number in Exhibit Table	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.