Form 10-Q
period 2008-09-30
John Bean Technologies CORP
filed 2008-11-14
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2008
Common Stock, par value $0.01 per share	27,542,522

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$256.6	$254.7	$793.6	$687.5
Costs and expenses:
Cost of sales	195.2	190.8	602.6	520.4
Selling, general and administrative expense	37.8	37.9	118.0	112.8
Research and development expense	5.0	4.3	16.8	13.4

Total costs and expenses	238.0	233.0	737.4	646.6
Other (expense) income, net	(4.0)	(1.8)	(3.0)	(2.6)

Income before net interest expense and income taxes	14.6	19.9	53.2	38.3
Net interest (expense) income	(1.5)	0.1	(1.2)	0.2

Income from continuing operations before income taxes	13.1	20.0	52.0	38.5
Provision for income taxes	4.3	6.6	18.2	13.1

Income from continuing operations	8.8	13.4	33.8	25.4
Income (loss) from discontinued operations, net of taxes	—	(0.7)	0.3	(1.7)

Net income	$8.8	$12.7	$34.1	$23.7

Basic earnings per share:
Income from continuing operations	$0.32	$0.49	$1.23	$0.92
Income (loss) from discontinued operations	—	(0.03)	0.01	(0.06)

Basic earnings per share	$0.32	$0.46	$1.24	$0.86

Diluted earnings per share:
Income from continuing operations	$0.31	$0.49	$1.22	$0.92
Income (loss) from discontinued operations	—	(0.03)	0.01	(0.06)

Diluted earnings per share	$0.31	$0.46	$1.23	$0.86

Weighted average shares outstanding
Basic	27.5	27.5	27.5	27.5

Diluted	28.1	27.5	27.7	27.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$31.1	$9.5
Trade receivables, net of allowances of $6.1 and $6.2, respectively	162.6	179.2
Inventories	141.3	147.2
Prepaid expenses	4.9	4.1
Other current assets	24.4	27.4
Assets of discontinued operations	2.2	2.4

Total current assets	366.5	369.8
Property, plant and equipment, net of accumulated depreciation of $172.8 and $207.9, respectively	125.1	126.8
Goodwill	27.6	23.8
Intangible assets, net	19.9	21.2
Deferred income taxes	27.7	15.9
Other assets	19.2	16.4

Total assets	$586.0	$573.9

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable, trade and other	$78.7	$101.3
Advance and progress payments	105.7	105.3
Payable to former parent	38.9	—
Other current liabilities	116.5	97.6
Liabilities of discontinued operations	1.8	2.0

Total current liabilities	341.6	306.2
Long-term debt, less current portion	140.0	—
Accrued pension and other postretirement benefits, less current portion	51.2	19.2
Deferred income taxes	3.5	6.9
Other liabilities	28.3	27.4
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 27,594,626 shares issued in 2008; 27,539,486 shares outstanding in 2008	0.3	—
Common stock held in treasury, at cost; 52,142 shares outstanding in 2008	(0.7)	—
Additional paid-in capital	37.8	—
Retained earnings	12.0	—
Parent company investment	—	218.3
Accumulated other comprehensive loss	(28.0)	(4.1)

Total stockholders’ equity	21.4	214.2

Total liabilities and stockholders’ equity	$586.0	$573.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine months ended September 30,
	2008	2007
Cash provided (required) by operating activities of continuing operations
Net income	$34.1	$23.7
(Income) loss from discontinued operations	(0.3)	1.7

Income from continuing operations	33.8	25.4
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	19.5	19.0
Stock-based compensation	6.4	6.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	12.4	(18.5)
Inventories	5.3	(31.4)
Accounts payable, trade and other	(22.9)	11.1
Advance payments and progress billings	7.9	(1.1)
Other assets and liabilities, net	7.7	3.9

Cash provided by operating activities of continuing operations	70.1	14.8
Net cash required by discontinued operations - operating	(0.1)	(2.1)

Cash provided by operating activities	70.0	12.7

Cash provided (required) by investing activities:
Acquisitions	(4.5)	—
Capital expenditures	(16.6)	(14.2)
Proceeds from disposal of assets	1.8	1.4
Other	0.6	—

Cash required by investing activities of continuing operations	(18.7)	(12.8)
Cash provided by discontinued operations - investing	0.7	5.1

Cash required by investing activities	(18.0)	(7.7)

Cash provided (required) by financing activities:
Net (decrease) increase in short-term debt	(0.4)	—
Issuance of long-term debt	140.0	0.5
Distributions to former parent, net	(169.2)	(8.0)
Purchase of stock held in treasury	(0.7)	—

Cash required by financing activities	(30.3)	(7.5)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.6

(Decrease) increase in cash and cash equivalents	21.6	(1.9)
Cash and cash equivalents, beginning of period	9.5	10.3

Cash and cash equivalents, end of period	$31.1	$8.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In millions)

	Common Stock Issued		Common Stock Held in	Additional Paid-In	Retained	Parent Company	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Treasury	Capital	Earnings	Investment	(Loss)	Equity
Balance as of December 31, 2007	—	$—	$—	$—	$—	$218.3	$(4.1)	$214.2
Net income	—	—	—	—	12.0	22.1	—	34.1
Assumption of pension and other postretirement benefit losses (net of tax benefit of $15.8)	—	—	—	(0.3)	—	—	(24.7)	(25.0)
Distributions to former parent	—	—	—	—	—	(169.5)	—	(169.5)
Payable to former parent	—	—	—	—	—	(38.9)	—	(38.9)
Issuance of common stock	27.6	0.3	—	31.7	—	(32.0)	—	—
Purchase of treasury stock	(0.1)	—	(0.7)	—	—	—	—	(0.7)
Foreign currency translation adjustments	—	—	—	—	—	—	1.5	1.5
Net deferral of hedging losses, net of tax benefit of $0.3	—	—	—	—	—	—	(0.7)	(0.7)
Stock-based compensation expense	—	—	—	6.4	—	—	—	6.4

Balance as of September 30, 2008	27.5	$0.3	$(0.7)	$37.8	$12.0	$—	$(28.0)	$21.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Background and Basis of Presentation

Background—On October 29, 2007, FMC Technologies, Inc. (“FMC Technologies”) announced an intention to separate into two independent publicly-traded companies through the spin-off and distribution of 100% of the FoodTech and Airport Systems businesses. On July 31, 2008, FMC Technologies effected the spin-off of these businesses by distributing all of its holdings of the common stock of John Bean Technologies Corporation (“JBT Corporation,” the “Company or “we”) on a pro rata basis to its stockholders. JBT Corporation is now an independent public company traded on the New York Stock Exchange (symbol “JBT”). Prior to the spin-off, FMC Technologies received necessary regulatory approvals including a favorable private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service, as well as a declaration of effectiveness for JBT Corporation’s Registration Statement on Form 10, as amended (“Form 10”), as filed with the Securities and Exchange Commission (“SEC”). Distribution of the JBT Corporation common stock to the stockholders of FMC Technologies occurred on July 31, 2008, at a ratio of .216 of a share of JBT Corporation common stock for every share of FMC Technologies common stock held by each such holder on the record date of July 22, 2008.

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

Basis of Presentation—The following (a) condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements, and notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the SEC. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles (“U.S. GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with our audited annual combined financial statements and notes thereto included in our Form 10.

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

Our financial statements for the periods prior to July 31, 2008 have been prepared in accordance with U.S. GAAP on a carve-out basis from the consolidated financial statements of FMC Technologies using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from FMC Technologies. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. Allocated expenses include general and administrative services such as accounting, treasury, tax, legal, human resources, information technology and other corporate and infrastructure services. Many assets, liabilities and expenses could be specifically identified with JBT Corporation businesses or personnel and were directly allocated. To the extent amounts could not be specifically identified and allocated, we primarily used JBT Corporation’s proportion of total FMC Technologies’ revenue as a reasonable allocation method. Allocations have been determined on the basis of assumptions and estimates that management believes to be a reasonable reflection of JBT Corporation’s utilization of those services. These allocations and estimates, however, are not necessarily indicative of the assets, liabilities and expenses that would have resulted if JBT Corporation had operated as a separate entity in the past, or that may result in the future.

Upon separation, effective July 31, 2008, JBT Corporation significantly changed its capital structure. The financial statements prior to the separation do not reflect the debt or interest expense JBT Corporation might have incurred if we were a stand-alone entity. In addition, the financial statements may not be indicative of our consolidated financial position, operating results or cash flows in the future or what our financial position, operating results and cash flows would have been had JBT Corporation been a separate, stand-alone entity during the periods presented.

Prior to the July 31, 2008 separation, the Company’s total invested equity represented FMC Technologies’ interest in the recorded net assets of the Company. The net investment balance represented the cumulative net investment by FMC Technologies in the Company through July 31, 2008, including any prior net income or loss attributed to the Company.

Recently issued accounting pronouncements— In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”), replacing SFAS No. 141. SFAS 141R changes and clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS 141R will be applied prospectively for business combinations occurring after December 31, 2008.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is effective for us beginning January 1, 2009.

Note 2: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2008	December 31, 2007
Raw materials	$75.4	$63.9
Work in process	54.8	59.1
Finished goods	68.0	76.5

Gross inventories before LIFO reserves and valuation adjustments	198.2	199.5
LIFO reserves and valuation adjustments	(56.9)	(52.3)

Net inventories	$141.3	$147.2

Note 3: Long-term debt

Long-term debt consisted of the following:

(In millions)	September 30, 2008	December 31, 2007
6.66% senior unsecured notes due July 31, 2015	$75.0	$—
Revolving credit facility	65.0	—
Other	0.6	0.6

Total long-term debt	140.6	0.6
Less: current portion	(0.6)	(0.6)

Long-term debt, less current portion	$140.0	$—

On July 31, 2008, the Company issued 6.66% senior unsecured notes and entered into a $225 million, 5-year revolving credit facility. The senior unsecured notes are due on July 31, 2015 and require the Company to make semiannual interest payments. The note purchase agreement contains customary covenants including leverage and interest coverage ratios. The revolving credit facility similarly contains certain customary covenants including leverage and interest coverage ratios and also limits the annual amounts JBT Corporation may spend on dividends and capital expenditures. Borrowings under the revolving credit facility bear interest, at the Company’s option, of LIBOR or an alternative base rate, which is the greater of JPMorgan Chase Bank, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on the Company’s leverage ratio as defined in the credit agreement. The Company is required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on its leverage ratio. Borrowings on the revolving credit facility are shown as a long-term obligation on the condensed consolidated balance sheets because we have both the ability and intent to refinance these obligations on a long-term basis under the credit agreement. At September 30, 2008, there was $65 million outstanding and an additional $147 million available on the revolving credit facility.

The Company has an interest rate swap related to interest payments on $50 million of its variable rate borrowings from July 31, 2008 to January 29, 2010 and $25 million of its variable rate borrowings from January 30, 2010 to January 31, 2011 on its $225 million revolving credit facility. The effect of the interest rate swap, which was acquired on June 30, 2008, is to fix the effective annual interest rate of these variable rate borrowings at 5.125%. The swap was designated as a hedge of the interest payments. The swap is accounted for as a cash flow hedge and is included at its fair value of $0.3 million in other liabilities on the consolidated balance sheet at September 30, 2008.

Note 4: Pension and Other Postretirement Benefits

Effective June 30, 2008, the Company established U.S. qualified and nonqualified pension plans and U.S. postretirement health care and life insurance benefit plans that together cover substantially all of its U.S. employees. In connection with the spin-off of the Company, FMC Technologies legally separated its pension and other postretirement benefit plans that contained participants of both JBT Corporation and FMC Technologies. The projected benefit obligations of the plans were remeasured, and FMC Technologies distributed to us the projected benefit obligations related to the Company’s employees and retirees. The U.S. qualified pension plan is funded while the other benefit plans are unfunded. As such, an estimate of plan assets of the U.S. qualified plan expected to be distributed, based on the ERISA prescribed calculation, was used to account for the transfer of assets to the Company. The amount of assets transferred to the Company will be finalized during the fourth quarter of 2008. The remeasurement resulted in (a) an increase of $40.8 million in accrued pension and other postretirement benefits, $26.4 million of which was related to the under funded status of the U.S. qualified pension plan and $14.4 million of which was related to the unfunded benefit plans; (b) an increase of $15.0 million in deferred income tax assets; (c) an increase of $25.5 million in unrealized pension losses, a component of stockholders’ equity; and (d) a decrease of $0.3 million in excess capital. The increase of $40.8 million in accrued pension and other postretirement benefits includes $10.5 million that was recorded in other current liabilities.

Components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Service cost	$2.0	$1.8	$6.0	$5.6
Interest cost	3.7	3.2	10.7	9.5
Expected return on assets	(4.5)	(4.0)	(12.6)	(11.6)
Amortization of prior service cost	—	—	0.1	0.1
Amortization of actuarial losses, net	0.1	0.6	0.5	1.6

Net periodic benefit cost	$1.3	$1.6	$4.7	$5.2

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.1	0.1	0.3	0.3
Expected return on assets	—	—	—	—
Amortization of prior service benefit	(0.3)	(0.3)	(0.8)	(0.8)
Amortization of actuarial losses, net	—	—	—	—

Net periodic benefit cost	$(0.1)	$(0.1)	$(0.4)	$(0.4)

Note 5: Stock-based compensation

Stock-based compensation expense was $2.1 million and $2.3 million for the three months ended September 30, 2008 and 2007, respectively, and $6.4 million for each of the nine months ended September 30, 2008 and 2007. Stock-based compensation expense includes awards for JBT Corporation and FMC Technologies nonvested stock units (also known as restricted stock units), and an allocation of the expense from awards granted to FMC Technologies’ corporate staff and directors prior to the Company’s separation from FMC Technologies. The components of stock-based compensation expense are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Plans sponsored by FMC Technologies	$0.8	$2.3	$5.1	$6.4
JBT Corporation Incentive Compensation and Stock Plan	1.3	—	1.3	—

Total stock-based compensation expense	$2.1	$2.3	$6.4	$6.4

Equity Awards Converted from Previously Issued FMC Technologies Awards

Prior to the Company’s separation from FMC Technologies all employee incentive equity awards were granted by FMC Technologies. At the time of separation, restricted stock awards held by employees of the Company were converted into new restricted stock awards with the number of shares adjusted to preserve the intrinsic value of the award as immediately prior to the separation. The awards were converted into restricted stock awards convertible into 697,177 shares of the Company’s common stock and 233,536 shares of FMC Technologies’ common stock. All stock option awards held by employees of the Company were converted into JBT Corporation stock options with the number of shares and the exercise price adjusted to preserve the intrinsic value of the award as immediately prior to the separation. A summary of the restricted stock awards granted since the Company’s separation from FMC Technologies and stock options held by employees of the Company is provided in the Restricted Stock and Stock Options sections below.

Incentive Compensation and Stock Plan

Prior to the separation, the Company adopted the John Bean Technologies Corporation Incentive Compensation and Stock Plan (“JBT Corporation Plan”). The JBT Corporation Plan provides certain incentives and awards to officers, employees, directors and consultants of FMC Technologies or its affiliates. The JBT Corporation Plan allows the Board of Directors of JBT Corporation (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals. Awards that may be issued include common stock, stock options, stock appreciation rights, restricted stock and stock units.

Grants of common stock options may be incentive and/or nonqualified stock options. Under the JBT Corporation Plan, the exercise price for options cannot be less than the market value of JBT Corporation common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after three to four years of service. Additionally, most awards vest immediately upon a change of control as defined in the JBT Corporation Plan agreement. A change of control is deemed to have occurred if (i) an individual or group acquires ownership of stock of the Company that constitutes more than 50% of the total fair market value of the Company, (ii) an individual or group acquires ownership of stock of the Company possessing 30% or more of the total voting power or the stock of the Company, (iii) an individual or group acquires assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or (iv) a majority of the Board is replaced by means of an appointment or election not endorsed by a majority of the members of the Board.

An aggregate of 3.7 million shares of the Company’s common stock were authorized for awards under the JBT Corporation Plan for employees of the Company.

Restricted Stock—Since the separation from FMC Technologies, we granted the following restricted stock awards to employees of the Company:

	Shares		Weighted-Average Grant-Date Fair Value
Time-based	485,920
Performance-based	193,982	*

Granted between July 31, 2008 and September 30, 2008	679,902		$11.99

*	Assumes target payout

We granted time-based restricted stock awards that vest after three years. The fair value of these time-based awards was determined using the market value of the Company’s common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan. We also granted restricted stock awards with performance-based conditions. The vesting period for these awards is three years.

For current year performance-based awards, actual payouts may vary from zero to 387,964 shares and will be dependent upon our performance relative to prior year with respect to earnings growth and return on investment for the year ending December 31, 2008. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

Stock Options—The Company has not granted any stock options. Outstanding options held by employees prior to the Company’s separation from FMC Technologies are still outstanding and are all exercisable. A summary of the stock options held by employees of the Company as of September 30, 2008 is presented below:

(Intrinsic value in millions)	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at July 31, 2008	207,751	$2.47
Exercised	31,784	$2.17

Outstanding and exercisable at September 30, 2008	175,967	$2.52	4.0	$1.8

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of September 30, 2008 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of our compensation expense. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.

As of September 30, 2008, there was $10.0 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average of 1.9 years.

Note 6: Warranty Obligations

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the condensed consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Balance at beginning of period	$13.2	$8.8	$12.3	$8.7
Expense for new warranties	7.1	2.5	14.0	7.2
Adjustments to existing accruals	(1.8)	0.5	(1.7)	0.8
Claims paid	(5.5)	(2.1)	(11.6)	(7.0)

Balance at end of period	$13.0	$9.7	$13.0	$9.7

Note 7: Earnings per share

Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

As discussed in Note 1, in connection with the separation from FMC Technologies on July 31, 2008, the Company distributed to FMC Technologies shareholders 27.5 million shares of common stock of the Company. This share amount is being utilized for the calculation of basic and diluted EPS for all periods presented prior to the date of the distribution.

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and the Company’s basic and dilutive shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2008	2007	2008	2007
Basic earnings per share:
Income from continuing operations	$8.8	$13.4	$33.8	$25.4

Weighted average number of shares outstanding (1)	27.5	27.5	27.5	27.5

Basic earnings per share from continuing operations	$0.32	$0.49	$1.23	$0.92

Diluted earnings per share:
Income from continuing operations	$8.8	$13.4	$33.8	$25.4

Weighted average number of shares outstanding (1)	27.5	27.5	27.5	27.5
Effect of dilutive securities
Options on common stock	0.1	—	—	—
Restricted stock	0.5	—	0.2	—

Total shares and dilutive securities	28.1	27.5	27.7	27.5

Diluted earnings per share from continuing operations	$0.31	$0.49	$1.22	$0.92

(1)	For all periods prior to the date of distribution, the number of basic and diluted shares being used is the number of shares outstanding on July 31, 2008, as no common stock of the Company was traded prior to July 31, 2008 and no JBT Corporation equity awards were outstanding for the prior periods.

Note 8: Derivative Financial Instruments

The following table lists outstanding derivative instruments at fair value using available information and commonly accepted valuation methodologies. Accordingly, the estimates presented may not be indicative of the amounts that the Company would realize in a current market and do not represent gains or losses on these agreements.

	September 30, 2008		December 31, 2007
(In millions)	Current	Non-Current	Current	Non-Current
Assets	$7.7	$1.0	$5.4	$1.4

Liabilities	$10.5	$4.0	$3.9	$3.7

The gains and losses, net of foreign currency transaction gains and losses, recorded in the consolidated statements of income for instruments not designated as hedging instruments were a loss of $4.3 million and a gain of $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and losses of $2.5 million and $2.8 million for the nine months ended September 30, 2008 and 2007, respectively. The classification of gains and losses on non-hedge derivative instruments on the consolidated statements of income is consistent with the classification of gains and losses recognized on the related foreign currency exposure. Gains and losses on derivative instruments, and related remeasurement of assets and liabilities, are classified as other expense, net in the reconciliation of segment operating profit to income before income taxes.

Note 9: Other Comprehensive Income

Other comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Net income	$8.8	$12.7	$34.1	$23.7
Foreign currency translation adjustments	(5.1)	1.7	1.5	3.8
Deferral of hedging gains (losses), net of tax of $(0.4) and $0.1 for the three months ended September 30, 2008 and 2007, respectively, and $(0.3) and $0.1 for the nine months ended September 30, 2008 and 2007, respectively	(0.9)	0.3	(0.7)	0.3

Comprehensive income	$2.8	$14.7	$34.9	$27.8

Note 10: Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the condensed consolidated financial statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS 157 were not applied to long-lived assets, assets and liabilities held for sale, goodwill and other intangible assets measured for impairment testing purposes.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	September 30, 2008	Level 1	Level 2	Level 3
Assets
Investments	$9.1	$9.1	$—	$—
Derivatives	8.7		8.7

Total assets	$17.8	$9.1	$8.7	$—

Liabilities
Derivatives	14.5	$—	$14.5	$—

Investments are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Investments are included in other assets in the consolidated balance sheets. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

Note 11: Related Party Transactions

In connection with the Company’s separation from FMC Technologies, JBT Corporation entered into a Separation and Distribution Agreement (“Separation Agreement”) and several ancillary agreements to complete the separation of our businesses from FMC Technologies. These agreements govern the relationship between us and FMC Technologies after the distribution and provide for the allocation of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the distribution.

Prior to the separation, FMC Technologies has allocated to us, among other things, $2.2 million and $5.5 million for the three months ended September 30, 2008 and 2007, respectively, and $12.6 million and $19.4 million for the nine months ended September 30, 2008 and 2007, respectively, of expenses incurred by FMC Technologies for providing us with the following services: legal, tax, general accounting, communications, corporate development, benefits and human resources, information systems, payroll services, web hosting services and other public company costs.

Upon the separation, the Company paid FMC Technologies $150.5 million and as of September 30, 2008 accrued an additional $38.9 million to be paid to FMC Technologies based on the provisions of the Separation Agreement. The Company paid FMC Technologies $38.9 million on October 14, 2008.

Note 12: Contingent Liabilities

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments represent guarantees of our future performance. We also have provided approximately $2.9 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

Under the Separation Agreement with FMC Technologies, we have assumed an indemnification and guarantee for an Industrial Development Revenue Bond payable to Franklin County, Ohio. Our former parent was primarily liable for the Industrial Development Revenue Bond until the property securing the bond was sold and the obligations under the bond were assigned to a third party in 1979. At September 30, 2008, the maximum potential amount of undiscounted future payments that we could be required to make under this bond was $1.8 million through final maturity in October 2009. In October 2008, we were required to pay $0.9 million under the bond after the assignee failed to make the annual principal payment due in October 2008. We have recorded this amount in other current liabilities on our condensed consolidated balance sheet along with a receivable from the assignee, recorded in other assets. This receivable is recoverable either by payment from the assignee or from proceeds from the sale of the property, which we may recover from the current owner and sell. Management believes that proceeds from the sale of the property would satisfy our existing receivable and cover any potential future payments required.

Management believes that the ultimate resolution of our known contingencies will not materially affect our financial position or results of operations.

Contingent liabilities associated with legal matters—Under the Separation Agreement with FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to separation. As a result, although FMC Technologies will remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole will have a material adverse effect on our business, results of operations or financial condition.

Note 13: Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense associated with corporate investments and income taxes. During the three-month period ended September 30, 2008, the Company changed its method used to measure segment operating profit by excluding gains and losses on derivatives related to foreign currency exposure. As a result, all prior year measurements of segment operating profit have been restated for comparative purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Revenue
JBT FoodTech	$142.8	$146.9	$451.1	$424.0
JBT AeroTech	115.2	106.0	343.9	264.6
Other revenue (1) and intercompany eliminations	(1.4)	1.8	(1.4)	(1.1)

Total revenue	$256.6	$254.7	$793.6	$687.5

Income before income taxes
Segment operating profit:
JBT FoodTech	13.1	14.7	41.8	38.3
JBT AeroTech	11.5	10.7	31.2	19.3

Total segment operating profit	24.6	25.4	73.0	57.6

Corporate items:
Corporate expense (2)	(4.2)	(3.1)	(10.0)	(8.7)
Other expense, net (1)	(5.8)	(2.4)	(9.8)	(10.7)
Net interest (expense) income	(1.5)	0.1	(1.2)	0.3

Total corporate items	(11.5)	(5.4)	(21.0)	(19.1)

Income from continuing operations before income taxes	$13.1	$20.0	$52.0	$38.5

(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

Note 14: Subsequent Events

On October 22, 2008, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on November 21, 2008 to stockholders of record at the close of business on October 31, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, Form 10 and other materials filed or to be filed by JBT Corporation, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we describe in our Form 10, including under “Risk Factors,” “The Spin-off” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

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

We provide customized solutions that are engineered for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have established a large installed base of food processing equipment as well as airport equipment and have built a strong global presence with manufacturing, sourcing, sales and service organizations located on six continents to support our equipment that has been delivered to more than 100 countries.

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market positions and improves our results. We serve customers from around the world. During the first nine months of 2008, approximately half of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

As we evaluate our operating results, we consider performance indicators like segment revenue and operating profit in addition to the level of inbound orders and order backlog.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended
	September 30,		Change
(In millions, except %)	2008	2007	$	%
Revenue	$256.6	$254.7	$1.9	0.7%
Costs and expenses:
Cost of sales	195.2	190.8	4.4	2.3
Selling, general and administrative expense	37.8	37.9	(0.1)	(0.3)
Research and development expense	5.0	4.3	0.7	16.3

Total costs and expenses	238.0	233.0	5.0	2.1
Other (expense) income, net	(4.0)	(1.8)	(2.2)	*

Income before net interest expense and income taxes	14.6	19.9	(5.3)	(26.6)
Net interest income	(1.5)	0.1	(1.6)	*

Income from continuing operations before income taxes	13.1	20.0	(6.9)	(34.5)
Provision for income taxes	4.3	6.6	(2.3)	(34.8)

Income from continuing operations	8.8	13.4	(4.6)	(34.3)
Income (loss) from discontinued operations, net of taxes	—	(0.7)	0.7	(100.0)

Net income	$8.8	$12.7	$(3.9)	(30.7)%

*	Not meaningful

Our total revenue for the third quarter of 2008 increased $1.9 million from the third quarter of 2007. Foreign currency translation was the main driver of the increase in revenue, contributing $7.7 million to the overall dollar increase. Excluding the impact of foreign currency translation, total revenue decreased by $5.8 million. The downturn in the economic environment has affected the projects for our freezing and protein processing equipment in North America and Asia Pacific, resulting in $15.6 million of less revenue in the third quarter of 2008 for freezing and protein processing equipment compared to the third quarter of 2007. However, new large projects in Latin America for our freezing and protein processing equipment partially offset the decrease in North America and Asia Pacific by contributing $9.0 million in increased revenue. Additionally, higher demand for our airline equipment helped to stabilize our revenue by contributing $10.8 million in increased revenue, partially offset by a decrease in shipments of ground support equipment.

Cost of sales was higher by $4.4 million in the third quarter of 2008 compared to the same period in 2007, while gross profit (revenue less cost of sales) decreased by $2.5 million. The decrease in gross profit reflects a favorable impact of foreign currency translation of revenue and cost of sales of $2.2 million. Gross profit margins decreased by 1.2% as a result of sales of a less profitable mix of products during the period.

Other (expense) income, net was $2.2 million higher in the third quarter of 2008 compared to the same period in 2007, due to foreign exchange related losses.

In connection with the separation from FMC Technologies we issued senior unsecured notes and entered into a credit agreement on which we incurred $1.5 million in net interest expense in the third quarter of 2008 compared to $0.1 million of interest income in the same period in 2007.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Change
(In millions, except %)	2008	2007	$	%
Revenue
JBT FoodTech	$142.8	$146.9	$(4.1)	(2.8)%
JBT AeroTech	115.2	106.0	9.2	8.7
Other revenue (1) and intercompany eliminations	(1.4)	1.8	(3.2)	*

Total revenue	$256.6	$254.7	$1.9	0.7

Income before income taxes
Segment operating profit:
JBT FoodTech	13.1	14.7	(1.6)	-10.9
JBT AeroTech	11.5	10.7	0.8	7.5

Total segment operating profit	24.6	25.4	(0.8)	-3.1

Corporate items:
Corporate expense (2)	(4.2)	(3.1)	(1.1)	35.5
Other expense, net (1)	(5.8)	(2.4)	(3.4)	*
Net interest (expense) income	(1.5)	0.1	(1.6)	*

Total corporate items	(11.5)	(5.4)	(6.1)	113.0

Income from continuing operations before income taxes	$13.1	$20.0	$(6.9)	(34.5)%

*	Not meaningful
(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense associated with corporate investments and income taxes. During the three-month period ended September 30, 2008, the Company changed its method used to measure segment operating profit by excluding gains and losses on derivatives related to foreign currency exposure. As a result, all prior year measurements of segment operating profit have been restated for comparative purposes.

JBT FoodTech

JBT FoodTech’s revenue was $4.1 million lower in the third quarter of 2008 compared to the same quarter in 2007. Large projects in Asia Pacific in the third quarter of 2007 were mostly offset by new large projects in Latin America in the third quarter of 2008, resulting in $0.2 million of less revenue. Decreased demand in North America in the ready meals, dairy and seafood markets resulted in $8.6 million of less revenue. This decrease was partially offset by the favorable impact of foreign currency translation.

JBT FoodTech’s operating profit decreased by $1.6 million in the third quarter of 2008 compared to the same quarter in 2007. Lower sales volume resulted in $2.5 million of less profit in the third quarter of 2008 compared to the same quarter in 2007. A slight decrease in profit margins resulted in $0.6 million of lower comparative profit. However, our selling, general and administrative expenses decreased by $0.8 million. The remaining difference was due to a favorable impact of foreign currency translation.

JBT AeroTech

JBT AeroTech’s revenue was $9.2 million higher in the third quarter of 2008 compared to the same period in 2007. Increased shipments of aviation fuel-saving pre-conditioned air units and Halvorsen cargo loaders to the U.S. military were the main drivers of the revenue increase, contributing $15.8 million in incremental revenue, partially offset by a decrease in sales of deicer equipment to air freight and ground handling customers.

JBT AeroTech’s operating profit increased by $0.8 million in the third quarter of 2008 compared to the same period in 2007. Higher sales volume contributed $1.8 million in higher profits, which were partially offset due to an increase of $0.7 million in selling costs and $0.3 million in research and development costs. Gross profit margins decreased slightly due to higher steel costs.

Corporate Items

Other expense, net was $3.4 million higher in the third quarter of 2008 compared to the same period in 2007. The increase in other expense in 2008 is primarily related to foreign currency exposure and the recent strengthening of the U.S. Dollar. We continue to mitigate our economic exposure to foreign currency exchange rates primarily by using currency forward contracts; however, none of the foreign currency derivative instruments entered into during this third quarter of 2008 were designated as hedging instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of derivative instruments that are not designated as hedges are recognized in earnings in the periods the change occurs, not necessarily when the underlying transaction impacts earnings. The majority of our derivative instruments hedge revenue denominated in a currency other than a business unit’s functional currency. Had we applied hedge accounting to these derivatives, the periodic gains or losses would be deferred until the non-functional-currency revenue was recognized. We anticipate our earnings will fluctuate as unrealized gains and losses on derivatives may be recognized in a period other than the period in which the underlying transactions impact earnings. The magnitude of fluctuation will be dependent upon currency rates, particularly the US dollar, the Euro, the Swedish krona, the Brazilian real, and the Australian dollar, and the length of time derivatives are held prior to completion of the underlying hedged contract.

Net interest expense was $1.5 million in the third quarter of 2008 compared to net interest income of $0.1 million in the same period in 2007. The expense in 2008 reflects two months of interest expense on debt incurred as a result of the separation from FMC Technologies on July 31, 2008.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
JBT FoodTech	$138.5	$156.9	$434.4	$444.6
JBT AeroTech	98.5	132.6	284.1	357.5
Other orders and intercompany eliminations	(1.0)	(0.1)	(3.1)	(0.9)

Total inbound orders	$236.0	$289.4	$715.4	$801.2

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	September 30, 2008	December 31, 2007	September 30, 2007
JBT FoodTech	$150.7	$167.3	$184.4
JBT AeroTech	170.9	230.7	252.0
Intercompany eliminations	(1.4)	0.3	(0.6)

Total order backlog	$320.2	$398.3	$435.8

JBT FoodTech’s order backlog at September 30, 2008 decreased by $16.6 million since year-end 2007 and by $33.7 million since September 30, 2007, due to completion of major poultry orders.

JBT AeroTech’s order backlog at September 30, 2008 has decreased by $59.8 million since year-end 2007 and by $81.1 million since September 30, 2007. Compared to the prior year, orders for ground support equipment are down in North America and Europe due to industry and economic conditions facing airline and air freight industries. Orders for our Jetway passenger bridges are down due to timing of orders, which we currently expect to receive in the fourth quarter of 2008.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,		Change
(In millions, except %)	2008	2007	$	%
Revenue	$793.6	$687.5	$106.1	15.4%
Costs and expenses:
Cost of sales	602.6	520.4	82.2	15.8
Selling, general and administrative expense	118.0	112.8	5.2	4.6
Research and development expense	16.8	13.4	3.4	25.4

Total costs and expenses	737.4	646.6	90.8	14.0
Other (expense) income, net	(3.0)	(2.6)	(0.4)	15.4

Income before net interest expense and income taxes	53.2	38.3	14.9	38.9
Net interest income	(1.2)	0.2	(1.4)	*

Income from continuing operations before income taxes	52.0	38.5	13.5	35.1
Provision for income taxes	18.2	13.1	5.1	38.9

Income from continuing operations	33.8	25.4	8.4	33.1
Income (loss) from discontinued operations, net of taxes	0.3	(1.7)	2.0	*

Net income	$34.1	$23.7	$10.4	43.9%

*	Not meaningful

Our total revenue for the nine months ended September 30, 2008 increased $106.1 million from the nine months ended September 30, 2007. Higher levels of air traffic in 2007 drove high demand for JBT AeroTech equipment resulting in a strong backlog at the end of 2007, compared to year-end 2006, which contributed approximately $71.6 million in increased JBT AeroTech revenue. Foreign currency translation contributed approximately $31.5 million in increased revenue. The remaining increase in revenue was attributable to higher demand for JBT FoodTech equipment in Latin America and Europe, partially offset by a decrease in demand in North America.

Although cost of sales were higher in the nine months ended September 30, 2008 compared to the same period in 2007, gross profit (revenue less cost of sales) increased by $23.9 million. Of this increase, approximately $9.1 million resulted from foreign currency translation of revenue and cost of sales. Gross profit margins decreased by 0.2% as a result of delivering a less profitable product mix.

Selling, general and administrative expenses were higher in the nine months ended September 30, 2008 compared to the same period in 2007, mainly due to foreign currency translation. However, we were able to better leverage selling, general and administrative expenses as selling, general and administrative expenses decreased as a percentage of revenue from 16.4% in 2007 to 14.9% in 2008.

The effective tax rate for the nine months ended September 30, 2008 was 35.0% compared to 34.0% for the same period in 2007. The increase in effective tax rate was primarily attributable to an increase in the annual state effective tax rate applicable to JBT Corporation in 2008.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,		Change
(In millions, except %)	2008	2007	$	%
Revenue
JBT FoodTech	$451.1	$424.0	$27.1	6.4%
JBT AeroTech	343.9	264.6	79.3	30.0
Other revenue (1) and intercompany eliminations	(1.4)	(1.1)	(0.3)	27.3

Total revenue	$793.6	$687.5	$106.1	15.4

Income before income taxes
Segment operating profit:
JBT FoodTech	41.8	38.3	3.5	9.1
JBT AeroTech	31.2	19.3	11.9	61.7

Total segment operating profit	73.0	57.6	15.4	26.7

Corporate items:
Corporate expense (2)	(10.0)	(8.7)	(1.3)	14.9
Other expense, net (1)	(9.8)	(10.7)	0.9	(8.4)
Net interest (expense) income	(1.2)	0.3	(1.5)	*

Total corporate items	(21.0)	(19.1)	(1.9)	9.9

Income from continuing operations before income taxes	$52.0	$38.5	$13.5	35.1%

*	Not meaningful
(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

JBT FoodTech

JBT FoodTech’s revenue was $27.1 million higher for the nine months ended September 30, 2008 compared to the same period in 2007. Impact of foreign currency translation was the main driver of the increase in revenue, contributing $28.0 million to the overall dollar increase. Decreased demand in North America resulted in $21.5 million of less revenue in the nine months ended September 30, 2008 compared to the same period in 2007. However, higher demand for our poultry processing equipment in Latin America contributed $21.2 million in incremental revenue, mostly offsetting the decreased demand in North America. Additionally, higher demand in European markets that resulted in $14.9 million in incremental revenue was offset by lower revenue in Asia Pacific as a result of completing large orders in 2007.

JBT FoodTech’s operating profit increased by $3.5 million in the nine months ended September 30, 2008 compared to the same period in 2007. Foreign currency translation of revenue and operating expenses had a favorable impact of $3.0 million. Higher sales volume contributed $1.4 million in higher profits while gross profit margins remained stable. Additionally, an increase of $1.2 million in research and development costs was partially offset by a decrease of $0.3 million in selling, general and administrative expenses.

JBT AeroTech

JBT AeroTech’s revenue was $79.3 million higher for the nine months ended September 30, 2008 compared to the same period in 2007. Higher levels of air traffic in 2007 drove higher demand for our products, which resulted in a strong backlog at the end of 2007 compared to year-end 2006. Many of these orders were converted into sales in the nine months ended September 30, 2008 which resulted in higher revenue for ground support equipment, contributing $32.1 million of incremental revenue, and passenger boarding bridges and related equipment, contributing $27.0 million in incremental revenue.

JBT AeroTech’s operating profit increased by $11.9 million in the nine months ended September 30, 2008 compared to the same period in 2007. Higher sales volume contributed $15.6 million in higher profits, which were partially offset an increase of $1.7 million in selling, general and administrative expense and an increase of $1.4 million in research and development costs. Leveraging selling, general and administrative expenses, operating profit margins improved period over period. Gross profit margins remained stable period over period.

Corporate Items

Corporate items increased by $1.9 million in the nine months ended September 30, 2008 compared to the same period in 2007. The increase in expense in 2008 is primarily due to higher interest expense.

Unaudited Pro Forma Consolidated Financial Data

The unaudited pro forma consolidated financial information presented below has been derived from our unaudited historical condensed consolidated financial statements as of and for the nine months ended September 30, 2008. This unaudited pro forma consolidated financial information should be read in conjunction with the Consolidated Results of Operations and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

The pro forma adjustments are based on assumptions that management believes are reasonable. The unaudited pro forma consolidated financial information is for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations or financial position would have been had the separation and distribution and related transactions occurred on January 1, 2008. The unaudited pro forma consolidated financial information also should not be considered representative of our future results of operations or financial position.

The unaudited pro forma consolidated statement of income for the nine months ended September 30, 2008 reflects adjustments to our historical financial statements to present our results as if the spin-off occurred on January 1, 2008. These adjustments include the effect of the financing to pay $189.4 million to FMC Technologies in connection with our separation from FMC Technologies.

Unaudited Pro Forma Consolidated Statement of Income

	Nine Months Ended September 30, 2008
(In millions, except per share data)	Historical	Adjustments		Pro Forma
Revenue	$793.6	$—		$793.6
Costs and expenses:
Cost of sales	602.6	—		602.6
Selling, general and administrative expense	118.0	—		118.0
Research and development expense	16.8	—		16.8

Total costs and expenses	737.4	—		737.4
Other (expense) income, net	(3.0)	—		(3.0)

Income before net interest expense and income taxes	53.2	—		53.2
Net interest expense	(1.2)	(6.4	) (1)	(7.6)

Income from continuing operations before income taxes	52.0	(6.4)		45.6
Provision for income taxes	18.2	(2.4	) (1)	15.8

Income from continuing operations	$33.8	$(4.0)		$29.8

Income from continuing operations per common share
Basic	$1.23			$1.08
Diluted	$1.22			$1.08
Weighted average shares outstanding
Basic	27.5			27.5
Diluted	27.7			27.7

Notes to Unaudited Pro Forma Consolidated Statement of Income

(1)	In connection with the separation from FMC Technologies, the Company agreed to pay FMC Technologies $189.4 million, $150.5 million of which was paid upon separation on July 31, 2008 and $38.9 million of which was paid on October 14, 2008. The payment was funded through issuance of unsecured debt. Pro forma results include an estimate of interest expense that the Company would have incurred had the spin-off occurred on January 1, 2008. Interest expense is based on $189.4 million of debt at the interest rate applicable on July 31, 2008, which includes the interest rate impact of the interest rate swap and senior unsecured notes signed in June and July of 2008, or 5.8%, for all periods prior to the separation date. Related income tax impact has been estimated using a rate of 37%.

Outlook

We expect segment operating earnings in 2008 may surpass the record high results earned in 2007. This is in part based on our record high order backlog as we entered the current year and our strong operating results in the first half of 2008. Overall growth in revenue of approximately 6 – 10% is anticipated for full year 2008, notwithstanding challenging economic conditions associated with effects of high energy costs during the year and the downturn in worldwide credit markets. We expect segment operating profit as a percentage of sales to remain consistent with 2007 results. Interest expense for the remainder of 2008 is expected to be approximately $2.4 million and our full year effective tax rate is expected to be approximately 35% to 37%. We estimate full year diluted earnings per share to be within the range of $1.45 to $1.55.

We have provided an unaudited pro forma consolidated statement of income elsewhere in this report. The pro forma statements adjust our historical results to include an estimate of interest expense we would have incurred had the spin-off occurred on January 1, 2008. The pro forma interest expense for the seven months ended July 31, 2008 was $6.4 million ($4.0 million after tax). Therefore, including incremental pro forma interest expense of $6.4 million, we estimate full year pro forma diluted earnings per share to be within the range of $1.30 to $1.40.

LIQUIDITY AND CAPITAL RESOURCES

Our separation from FMC Technologies was completed on July 31, 2008. As an independent publicly-owned company, our capital structure and sources of liquidity have changed significantly. After the separation, our primary source of liquidity will be cash provided from operating activities. We believe our cash flows from operations and our credit facilities will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors.

New Financing Arrangements

On July 31, 2008, we obtained $75 million in proceeds by issuing 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require the Company to make semiannual interest payments. The note purchase agreement contains customary covenants including leverage and interest coverage ratios.

Additionally, on July 31, 2008, we entered into a $225 million, 5-year revolving credit facility. The revolving credit facility contains certain customary covenants including leverage and interest coverage ratios and also limits the annual amounts the Company may spend on dividends and capital expenditures. We do not expect that these restrictions will impair or limit our current expectations for dividends and capital expenditures. Borrowings under the revolving credit facility bear interest, at the Company’s option, of LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on the Company’s leverage ratio as defined in the credit agreement. The Company is required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on its leverage ratio. As of September 30, 2008, there was $65 million outstanding and an additional $147 million available on the revolving credit facility.

The Company has an interest rate swap related to interest payments on $50 million of its variable rate borrowings from July 31, 2008 to January 29, 2010 and $25 million of its variable rate borrowings from January 30, 2010 to January 31, 2011 on its $225 million revolving credit facility. The effect of the interest rate swap, which was acquired on June 30, 2008, is to fix the effective annual interest rate of these variable rate borrowings at 5.125%.

The proceeds from issuance of the notes and the draw on the revolving credit facility were used to fund a $150.5 million payment to FMC Technologies in conjunction with the spin-off. On October 14, 2008, we made an additional payment of $38.9 million to FMC Technologies to complete the separation process.

Liquidity

The following table summarizes our cash activity for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(In millions)	2008	2007
Cash provided by operating activities of continuing operations	$70.1	$14.8
Cash required by investing activities of continuing operations	(18.7)	(12.8)
Cash required by financing activities	(30.3)	(7.5)
Cash provided by discontinued operations	0.6	3.0
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.6

Increase (decrease) in cash and cash equivalents	$21.6	$(1.9)

Operating Cash Flows

We generated $70.1 million in cash flows from operating activities of continuing operations during the nine months ended September 30, 2008. The increase of $55.3 million over the same period in the prior year is primarily attributable to improved profitability, as income from continuing operations increased by $8.4 million, and lower investment in working capital. Increased receivable collections and faster turnover of inventory for the nine months ended September 30, 2008 as compared to the nine months ended June 30, 2007 were partially offset by greater cash outflows for accounts payable during the nine months ended June 30, 2008 compared to the nine months ended September 30, 2007.

Investing Cash Flows

Our annual capital spending typically ranges from $20.0 million to $25.0 million. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and facilities. Our 2008 capital expenditures are consistent with this expectation.

Financing Cash Flows

Cash used in financing activities was $30.3 million and $7.5 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash used in financing activities was driven by payments made to FMC Technologies in connection with our separation from FMC Technologies. This increase reflected the issuances and payments on the new financing arrangements described above.

Discontinued Operations Cash Flows

Our discontinued businesses ceased operations in 2007 and were sold in 2007 and 2008. Minimal cash flows are expected for 2008.

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities.

On October 22, 2008, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock, or approximately $2.0 million. The dividend will be paid on November 21, 2008 to stockholders of record at the close of business on October 31, 2008.

We estimate that we will pay $2.4 million in interest expenses under our financing agreements in the fourth quarter of 2008.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit agreements.

While we are not currently required to fund our newly established U.S. pension plan, we project that we will contribute approximately $6 million in 2009.

CRITICAL ACCOUNTING ESTIMATES

Please refer to our Registration Statement on Form 10 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2008, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Registration Statement on Form 10.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

John Bean Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of John Bean Technologies, Inc. and consolidated subsidiaries as of September 30, 2008, and the related consolidated and combined statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the related consolidated and combined statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These consolidated and combined financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated and combined financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the combined balance sheet of John Bean Technologies, Inc. and combined subsidiaries as of December 31, 2007, and the related combined statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated April 30, 2008, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
November 14, 2008

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the nine months ended September 30, 2008.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Registration Statement on Form 10.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2008. The following table summarizes repurchases of our common stock during the three months ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2008 – July 31, 2008	—	—	—	—
August 1, 2008 – August 31, 2008	52,148	$14.04	—	—
September 1, 2008 – September 30, 2008	—	—	—	—

Total	52,148	$14.04	—	—

(a)	Represents 52,142 shares of common stock we purchased from FMC Technologies in connection with our separation from FMC Technologies on July 31, 2008. This stock is held in treasury.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

The Company previously disclosed that it intends to enter into change-in-control agreements, also known as executive severance agreements (the “Executive Severance Agreements”), with certain of the Company’s executive officers (each such executive officer referred to in this Form 10-Q as the “Executive”). The form of the Executive Severance Agreement to be used by the Company is attached hereto as Exhibit 10.1. Capitalized terms used in the Item 5 section of this quarterly report on Form 10-Q but not otherwise defined herein shall have the meaning set forth in the Agreement, which is attached hereto as Exhibit 10.1.

The following description of the Executive Severance Agreements briefly summarizes the material terms and conditions and is qualified in its entirety by reference to the full text of the Form of Executive Severance Agreement, which is attached hereto as Exhibit 10.1.

The Executive Severance Agreements will provide the Executive with severance benefits if the Executive is terminated within 24 months following a Change in Control of the Company; provided that no such severance benefits will be payable if the Executive’s termination is for Cause, due to a voluntary termination by the Executive without Good Reason or due to the Executive’s death or Disability. The Executive Severance Agreements will expire 3 years after the applicable Effective Date, with such term automatically extended for additional one-year periods at each anniversary date unless the Company’s Compensation Committee delivers written notice to the Executive of its decision not to extend the Executive Severance Agreement at least 6 months prior to any such anniversary.

The Severance Benefits provided to the Executive will include the following cash amounts, in each case payable as soon as practicable following the Executive’s Effective Date of Termination, but not later than 30 days after such date:

•

an amount equal to up to 3 times (as determined by the Company’s Compensation Committee) the highest rate of the Executive’s annualized Base Salary in effect at any time up to and including the Executive’s Effective Date of Termination;

•

an amount equal to up to 3 times (as determined by the Company’s Compensation Committee) the greater of (i) the Executive’s highest annualized target total cash Management Incentive Award granted under the John Bean Technologies Corporation Incentive Compensation and Stock Plan for any plan year up to and including the plan year in which the Executive’s Effective Date of Termination occurs, and (ii) the average of the actual total cash Management Incentive Awards paid (or payable) to the Executive for the two plan years immediately preceding the Effective Date of Termination, or for such lesser number of such plan years for which the Executive was eligible to earn a cash Management Incentive Award, annualized for any year that the Executive was not employed by the Company for the entire plan year; and

•

an amount equal to the target total cash Management Incentive Award established for the plan year in which the Executive’s Effective Date of Termination occurred, prorated through the Effective Date of Termination.

In addition to the cash payments described above, the Severance Benefits will also include, subject to applicable law and regulation as of the Effective Date of Termination, a continuation of the Company’s welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage for eighteen (18) months after the Effective Date of Termination, which benefits will be provided to the Executive (and to the Executive’s covered spouse and dependents) at the same premium cost, and at the same coverage level, as in effect as of the date of the Change in Control. The continuation of these welfare benefits will be discontinued prior to the end of the eighteen (18) month period if the Executive has available substantially similar benefits at a comparable cost from a subsequent employer, as determined by the Committee. In addition, the Company will make available for purchase by the Executive continued health care, life and accidental death and dismemberment, and disability insurance coverage at the same coverage level as in effect as of the date of the Change in Control for a period of eighteen (18) months beginning immediately upon the end of the coverage period provided in this paragraph.

The Executive will also be entitled to receive certain a Gross-Up Payment with respect to any Excise Tax payable under the Executive Severance Agreement or any other agreement or plan with the Company. Such amounts, if any, shall be payable by the Company to the Executive in cash within 60 days after the Executive remits to the various taxing authorities the taxes which gave rise to the Gross-up Payment.

As soon as practicable after the Company has knowledge that a Change in Control is imminent, but no later than the day immediately preceding the date of the Change in Control, the Company will deposit assets in a Trust in an amount equal to the estimated aggregate Severance Benefits which may become due to the Executive under the Executive Severance Agreement.

The Executive will also agree, as described in detail in the Agreement, to 2-year non-compete and non-solicitation provisions, which if violated shall allow the Company to cease the payment of the Severance Benefits. The Executive will also agree to confidentiality provisions, as well as a general release of claims against the Company.

Amendment to the Company’s Incentive Compensation and Stock Plan

On November 13, 2008, the Company adopted Amendment No. 1 to its Incentive Compensation and Stock Plan in order to clarify the treatment of dividend equivalent rights described in the plan. Amendment No. 1 provides no right to additional equity beyond what is provided in the original plan. The two primary effects of Amendment No. 1 are (1) to provide the Company’s compensation committee with the flexibility to delay the payment of dividend equivalent rights in cash to any date up to and including the vesting date of an incentive award and (2) to expressly allow dividend equivalent rights to be granted to holders of Performance Units, Stock Units and Restricted Stock Units, provided that any dividend equivalent rights with respect to Performance Units, Stock Units or Restricted Stock Units must be paid by the Company in cash and not with additional Company equity. Amendment No. 1 to the Incentive Compensation and Stock Plan is attached hereto as Exhibit 10.2.

ITEM 6.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
10.1	Form of John Bean Technologies Corporation Executive Severance Agreement.

10.2	Amendment No. 1 to John Bean Technologies Corporation Incentive Compensation and Stock Plan.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: November 14, 2008

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1	Form of John Bean Technologies Corporation Executive Severance Agreement.

10.2	Amendment No. 1 to John Bean Technologies Corporation Incentive Compensation and Stock Plan.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.