Form 10-K
period 2008-12-31
John Bean Technologies CORP
filed 2009-03-11
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-34036

John Bean Technologies Corporation

(Exact name of registrant as specified in its charter)

Delaware	91-1650317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 East Randolph Drive

Chicago, IL 60601

(Address of principal executive offices)

(312) 861-5900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: N/A (the registrant was not yet a public company).

At February 27, 2009, there were 27,542,522 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by John Bean Technologies Corporation, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements [within the meaning of the Private Securities Litigation Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934]. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward looking statements include, among others, statements relating to:

•	Fluctuations in our financial results;

•	Unanticipated delays or acceleration in our sales cycles;

•	Deterioration of economic conditions;

•	Sensitivity of segments to variable or volatile factors;

•	Changes in demand for our products and services;

•	Changes in commodity prices, including those impacting materials used in our business;

•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business;

•	Increases in energy prices;

•	Changes in food consumption patterns;

•	Impacts of pandemic illnesses, food borne illnesses and diseases to various agricultural products;

•	Weather conditions and natural disasters;

•	Changes in U.S. immigration policy;

•	Acts of terrorism or war;

•	Termination or loss of major customer contracts;

•	Customer sourcing initiatives;

•	Competition and innovation in our industries;

•	Our ability to develop and introduce new or enhanced products and services;

•	Difficulty in developing, preserving and protecting our intellectual property;

•	Competition from low-cost suppliers in Asia;

•	Our ability to protect our information systems;

•	Adequacy of our internal controls;

•	Our ability to successfully integrate, operate and manage acquired businesses and assets;

•	Loss of key management and other personnel;

•	Potential liability arising out of the installation or use of our systems;

•	Our ability to comply with the laws and regulations governing our U.S. government contracts;

•	Our ability to comply with U.S. and international laws governing our operations and industries;

•	The outcome of pending or future litigation;

•	Increases in tax liabilities;

•	Difficulty in implementing our business strategies;

•	Availability and access to financial and other resources;

•	Failure to qualify as a tax-free reorganization; and

•	Our ability to establish our own financial, administrative and other support functions.

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we describe herein, including under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

PART I

Unless the context indicates otherwise, all references in this report to JBT Corporation, the Company, us, we, or our include John Bean Technologies Corporation and its subsidiaries (JBT Corporation). Effective July 31, 2008, JBT Corporation was spun-off from FMC Technologies, Inc. (FMC Technologies) and became a separate, publicly-traded company. This transaction is referred to in this Annual Report on Form 10-K as the “distribution” or the “spin-off.” Prior to the spin-off, JBT Corporation and its subsidiaries were wholly-owned subsidiaries of FMC Technologies and our operations were a part of FMC Technologies’ operations.

ITEM 1.	BUSINESS

OVERVIEW

We are a global technology solutions provider for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments.

JBT FoodTech markets its solutions and services to multi-national and regional industrial food processing companies. The product offerings of our JBT FoodTech businesses include:

•	freezer solutions for the freezing and chilling of meat, seafood, poultry, ready-to-eat meals, fruits, vegetables and bakery products;

•	protein processing solutions that portion, coat and cook poultry, meat, seafood, vegetable and bakery products;

•	in-container processing solutions for fruits, vegetables, soups, sauces, dairy and pet food products as well as ready-to-eat meals in a wide variety of modern packages; and

•	fruit processing solutions that extract, concentrate and aseptically process citrus, tomato and other fruits.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, air freight and ground handling companies and the United States military. The product offerings of our JBT AeroTech businesses include:

•	ground support equipment for cargo loading, aircraft deicing and aircraft towing;

•	gate equipment for passenger boarding, on the ground aircraft power and cooling;

•	airport services for maintenance of airport equipment, systems and facilities;

•	military equipment for cargo loading, aircraft towing and on the ground aircraft cooling; and

•	automatic guided vehicles for material handling in the automotive, printing, warehouse, and hospital industries.

Financial information about our business segments is incorporated herein by reference from Note 18 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Prior to our spin-off from FMC Technologies, we were a wholly-owned subsidiary of FMC Technologies operating under the name of FMC FoodTech, Inc. As part of the plan to separate into two independent publicly-traded companies, FMC Technologies changed our name to John Bean Technologies Corporation and transferred to us the equity interests of the entities that held all of the assets and liabilities of its Airport Systems business and FoodTech related businesses. On July 31, 2008, FMC Technologies distributed all of its shares of JBT Corporation to its shareholders at a ratio of .216 of a share of JBT Corporation common stock for every share of FMC Technologies common stock held on the record date of July 22, 2008 (the “Separation”).

Our principal executive offices are located at 200 East Randolph Drive, Suite 6600, Chicago, IL 60601.

BUSINESS SEGMENTS

JBT FoodTech

Overview

JBT FoodTech is a leading supplier of customized industrial food processing solutions and services used in the food processing industry. We design, manufacture and service technologically sophisticated food processing systems for the preparation of ready-to-eat meals, shelf stable packaged foods, meat, seafood and poultry products, juice and dairy products, fruit and vegetable and bakery products. During the year ended December 31, 2008, JBT FoodTech generated $584.0 million of revenue and $60.2 million of segment operating profit, resulting in compound annual growth rates since 2006 of 8.5% and 14.0%, respectively.

We believe our success is derived from our continued technological innovation. We broadly categorize our technology solutions offerings into freezing and chilling, protein processing, in-container processing and fruit processing. We apply these differentiated and proprietary technologies to meet our customers’ processing needs. We continually strive to improve our existing solutions and develop new solutions by working closely with our customers.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. Throughout our history, we have delivered over 40,000 pieces of food processing equipment which includes more than 7,000 industrial freezers, 2,400 industrial citrus juice extractors, 3,000 industrial sterilization systems and 8,000 coating systems. We estimate that the installed base of our equipment collectively processes approximately 75% of the global production of citrus juices, freezes approximately 50% of commercially frozen foods on a global basis and sterilizes approximately 50% of the world’s canned foods. This installed base provides strong, recurring aftermarket products, parts and services revenue, which accounted for approximately 28% of our JBT FoodTech total revenue in 2008. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers.

We have operations located globally to serve our existing JBT FoodTech equipment base located in more than 100 countries. Our principal production facilities are located in the United States (California, Ohio and Florida), Belgium, Brazil, South Africa, China, Italy and Sweden. In addition to sales and services offices based in more than 25 countries, we also support our customers in their development of new food products and processes as well as the refinement and experimentation of their current applications through seven technical centers located in the United States (California, Ohio and Florida), Brazil, Sweden, Belgium and China. Our global presence allows us to provide direct customized support to customers virtually anywhere they process foods.

Solutions, Products and Services

We offer a broad portfolio of systems, equipment and services to our customers which are often sold as part of a fully integrated processing line solution. Our systems are typically customized to meet the specific customer application needs. Thus, actual production capacity ranges vary and are dependent on the food and product packaging type being processed.

Freezing and Chilling. We developed the first commercial food processing freezers in the 1960s, and we remain the world’s leading supplier of freezing and chilling solutions to the food processing industry. We design, assemble, test and install industry-leading technologies that include individual quick freezing (IQF), self-stacking spiral, linear/impingement and contact freezers and chillers. Our freezers are designed to meet the most stringent demands for quality, economy, hygiene and user-friendliness. We offer a full range of capacities and accessories to optimize our customers’ variable production needs. Our industrial freezers can be found in plants that are processing food products ranging from meat, seafood and poultry to bakery products and ready-to-eat meals, fruits, vegetables and dairy products. The following is an overview of our freezing and chilling technology offerings.

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
FloFREEZE® Individual Quick Freeze (IQF)	Individually freezes sensitive, sticky and uneven shaped products	Fruits, Vegetables, Seafood, Pasta, Rice	Up to 13 tons/hour	1,300+

GYRoCOMPACT® Self-Stacking Spiral Freezer, Chiller, Proofer	Compact, self-contained design for quick, uniform freezing	Poultry, Meat, Seafood, Bakery, Dairy, Vegetables, Ready Meals	Up to 7 tons/hour	3,500+

ADVANTEC® Linear Freezers and Chillers	Quick freezing of thin, flat food	Meat, Seafood	Up to 5 tons/hour (over 20,000 1/4 lb burgers per hour)	300+

Protein Processing. We are a leading supplier of equipment and services that enable us to provide integrated protein processing lines for a variety of convenient food products. Our broad systems offering includes horizontal slicers, continuous water-jet portioners, coating and seasoning applicators, frying systems and oven and cooking systems. Our fully integrated processing lines often span from the raw products initial point of entry onto the processing line through final packaging. Although our solutions are primarily used in the processing of poultry (including nuggets, strips and wings), we also provide systems that portion, coat or cook other food products ranging from breads and pizzas to meat patties, seafood and ready-to-eat meals. All of these applications we collectively refer to as “protein processing.” We believe that our installed base of cooking systems processes more meat, seafood and poultry products in North America than that of any other food processing equipment supplier. The following is an overview of our protein processing technology offerings.

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
DSI Portioners	Horizontal slicing for consistent product thickness and computer-positioned vertical high-pressure waterjets cut complex shapes	Poultry, Meat, Seafood, Pizza	Up to 3/4 ton/hour	200+

Coating Applicators	Application of batter, tempura or breading prior to cooking	Poultry, Meat, Seafood, Vegetables	Over 7 tons/hour (over 150,000 1/2 oz. chicken nuggets per hour)	8,000+

THERMoFIN™ Frying Systems	Patented technology that heats oil quickly and precisely for even and cost effective frying	Poultry, Meat, Seafood	Over 7 tons/hour (over 150,000 1/2 oz. nuggets/hour)	340+

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
GYRoCOMPACT® Spiral Ovens	Multi-zone spiral oven with programmable air control for consistent and uniform cooking	Poultry, Meat, Seafood	Over 9 tons/hour (over 40,000 4 oz. chicken breasts per hour)	90+

JSO JetStream® Linear Ovens	High intensity convection oven for fast cooking with optimal flavor sealing and browning	Meat, Poultry	Over 4.5 tons/hour (over 20,000 1/4 lb. burgers per hour)	490+

In-Container Processing. We are a leading global supplier of fully integrated industrial sterilization systems that manufacture shelf stable foods in a wide variety of flexible and rigid packages. These integrated solutions include fillers, closers, sterilizers, material handling systems and controls that process foods including fruits and vegetables, soups and sauces, dairy products, a broad range of ready-to-eat meals and pet foods. We offer the largest selection of sterilization products in the industry, including continuous rotary and hydrostatic sterilizers primarily used for processing metal cans. We also provide automated batch retorts which can process a variety of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our offering also includes specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. In addition, we offer leading modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes and introduce on-line corrections in the case of any process deviations. The following is an overview of our in-container processing solutions technology offerings.

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
Fillers	Filling of wide-neck, rigid and pre-formed containers with food and beverage products	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Milk, Ready to Drink Coffee and Tea, Pet Food	Over 1,200 containers per minute	1,900+

Closers	Closing and seaming of can after being filled	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Milk, Ready to Drink Coffee and Tea, Pet Food	Up to 2,000 containers per minute	3,400+

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
Continuous Rotary and Hydrostatic Sterilizers	Commercial sterilization of food in cans	Ready Meals, Canned Milk, Soups, Sauces, Fruits, Vegetables, Seafood, Meat, Poultry, Pet Food	Over 1,800 containers per minute (550 cans of soup/minute or 2,000 cans of cat food per minute)	2,700+ systems 8,000+ vessels

Automated Batch Retorts	Commercial Sterilization of foods in flexible or rigid pre-formed packaging	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry	Over 1,500 containers per minute (600 microwave pasta bowls per minute)	220+ systems 470+ vessels

LOG-TEC™ Control Systems and Modeling Software	Automated control and documentation of sterilization process; modeling software to optimize cooking processes	Ready Meals, Canned Milk, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Pet Food	Matches the sterilization system capacity	1,900+

Fruit Processing. We are the leading supplier of industrial citrus processing equipment. Our citrus processing solutions typically include citrus extractors, finishers, pulp systems, evaporators and by-product recovery systems as well as aseptic systems (including sterilizers, fillers, flow lines and controls) integrated with bulk aseptic storage systems for not-from-concentrate orange juice. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze ® produce juicers. These patented juicers are used around the world in hotels, restaurants, coffee shops, convenience stores and juice bars.

We are among the leading suppliers of tomato and fruit processing equipment and aseptic sterilization and bulk filling systems. Our tomato and fruit processing lines are comprised of extraction, finishing, heating and mixing equipment, enzyme inactivators, evaporators, flash coolers, sterilizers and aseptic fillers that are mainly sold as an integrated processing line. We can also provide equipment for a specific need within a line. Our tomato processing lines are installed with leading processors throughout the world’s key tomato growing regions and produce a range of finished tomato products including tomato concentrates, peeled tomato products, diced tomatoes, salsa, pizza sauce, ketchup, pureed and crushed tomatoes. Our aseptic processing lines are used in the bulk processing of a wide range of deciduous and tropical fruits into juices, particulates, purees and concentrates. These fruit products are used as ingredients for dairy products (yogurts, smoothies, flavored milk, ice cream), bakery products and fruit-based beverages.

We also provide technology solutions and products to extend the life, improve the appearance and preserve the taste of fresh fruits and vegetables. Once treated, fresh fruits or vegetables are individually labeled by our fast and efficient produce labeling systems. The following is an overview of our fruit processing technology offerings.

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
Extractors, Pulpers, Finishers	Extract juice and/or pulp from fruit for large-scale processing and point-of-sale applications	Citrus, Tomatoes, Berries, Deciduous and Tropical Fruits	Industrial extractor: over 900 gallons per hour of juice	7,800+

Hot & Cold Breaks, Evaporators	Enzymatic inactivation, concentration and aseptic cooling to preserve fruit product color and taste	Citrus, Tomatoes, Berries, Deciduous and Tropical Fruits	Over 70 tons/hour	350+

Aseptic Sterilizers and Fillers	Aseptic commercial sterilization, cooling and bulk filling of fruit puree, concentrate or paste into 3 gallon to 300 gallon containers	Citrus, Tomatoes, Deciduous and Tropical Fruits	Aseptic sterilizer: over 60 tons/hour Aseptic fertilizer: over 19 tons/hour	100+

Fresh Produce Technologies	Preservation of fresh produce life, appearance and taste. High speed application of Price Look Up labels	Fruits, Vegetables	Coating application rates variable to match line speed Apply 900+ labels per minute	1,300+ labeler heads

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for all of our integrated food processing systems and equipment. We provide retrofits to accommodate changing operational requirements, and we supply our own brand of food grade lubricants designed specifically for our equipment. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment and corrosion monitoring control and the provision of on-site personnel. In addition to helping our customers reduce their operating costs and improve operating efficiencies, integrated customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts and services coupled with our large installed base of food processing systems and equipment, provides us with a growing, recurring revenue stream.

Strategy

As part of our core mission of being the leading supplier of customized solutions to the food processing industry, we will focus on four critical strategic initiatives:

Extend Technology Leadership. By maintaining and extending our technological leadership positions, we will remain well positioned to capture the growth created by the trends in the food processing industry. We are focused on enhancing processing efficiencies which include increased production speeds and improved final product yield and quality. Additionally, we are focused on reducing the total cost of ownership for food processing plants through reducing capital and operational costs and solving the technological challenges posed by evolving food processing and packaging requirements.

Leverage Our Installed Base. From 2006 to 2008, our aftermarket revenue increased at a compound annual rate of approximately 11.0%. We intend to continue to leverage our large delivered base of industrial equipment and systems to generate new aftermarket business and to grow our offering of aftermarket products, parts and services. Our large installed base provides a recurring revenue stream as well as the opportunity to strengthen and enhance customer relationships, increase our customer knowledge and generate ideas for new product development. We will continue to enhance the capabilities of our on-line spare parts ordering site to help our customers find the information they need and conduct business more efficiently.

Capture International Opportunities. JBT FoodTech has built a strong global presence with manufacturing, sales and service organizations located on six continents. As demand for processed foods increases in emerging regions such as Latin America, the Middle East, Eastern Europe and Asia, we are positioned to provide local food processors or expanding multi-national processors with our products, expertise and local customer service. Additionally, our new manufacturing facility in China and our established sourcing teams in India and China provide us with a strong base to supply products to and from Asia.

Growth Through Acquisitions. In addition to benefiting from organic growth, we also intend to pursue external growth through select, value-accretive acquisitions of companies and technologies. We believe that the food processing equipment industry provides us with opportunities for acquisitions. We also believe that our global presence and capabilities will permit us to efficiently integrate complementary companies and technologies into our global businesses.

JBT AeroTech

Overview

JBT AeroTech is a leading supplier of customized solutions and services used for applications in the air transportation industry. We design, manufacture and service technologically sophisticated ground support equipment, airport gate equipment, automated systems and services for airport authorities, airlines, air freight, ground handling companies, the military and other industries. During the year ended December 31, 2008, JBT AeroTech generated $446.9 million of revenue and $38.5 million of segment operating profit, resulting in compound annual growth rates since 2006 of 13.2% and 19.2%, respectively.

We believe our strong market positions result from our ability to customize our equipment and services utilizing differentiated technology to meet the specific needs of our customers. We continually strive to improve our existing technologies and develop new technologies by working closely with our customers.

As a market leader for many years, there is a significant installed base of our airport and airline equipment around the world. We have delivered the largest volume of cargo loaders (8,700+), passenger boarding bridges (7,000+) and aircraft deicers (4,300+). We have also sold more than 2,000 mobile passenger steps, 1,800 cargo transporters and 1,300 tow tractors operating at airports around the world. This installed base of our JBT AeroTech products provides a recurring revenue stream from aftermarket parts, products and services that was over 14.5% of our JBT AeroTech total revenue in 2008. Our installed base also offers continuous access to customer feedback for improvements and new product development.

JBT AeroTech products have been delivered to more than 100 countries. To support this equipment, we have operations located throughout the world. Our principle production facilities are located in the United States (Florida, Utah and Pennsylvania), Mexico, Spain and the United Kingdom. To augment our sourcing capabilities, we have established regional manufacturing partnerships in Asia, Africa and South America as well as dedicated sourcing resources in India, China and Eastern Europe. We also have sales and services offices located in more than ten countries and collaborative relationships with independent sales representatives, distributors and service providers in more than ten additional countries.

Solutions, Products and Services

We offer a broad portfolio of systems, equipment and services to our airport authority, airline, air cargo, ground handling and military customers.

Ground Support Equipment. We are a leading supplier of air cargo loaders to commercial air passenger and freight carriers and ground handlers. Our Commander loaders service wide-body jet aircraft and are available in a wide range of configurations. We believe that we provide the loader of choice to the air transportation industry.

We manufacture and supply the RampSnake® narrow-body aircraft baggage loader. The RampSnake’s design requires only a single baggage handler in the cargo hold and one operator at the baggage cart, minimizing lifting and reducing costs.

We manufacture and supply the Tempest aircraft deicers with a broad range of options that can be configured to meet customers’ need to eliminate aircraft icing while on the tarmac. We offer a full array of conventional and towbarless aircraft tow tractors for moving aircraft without consumption of jet fuel. We also offer a line of self-propelled passenger steps.

Airlines and ground handling companies face increased pressure to reduce Green House Gas (GHG) emissions and minimize fuel usage. We have a long history of delivering alternative fuel ground support equipment that provides a solution to these environmental and operational challenges. Our alternative fuel design approach is to provide modular ground support equipment, capable of being powered by a variety of power sources. Our alternative fuel product offering includes Commander cargo loaders, cargo transporters, RampSnake® bulk loading systems, conventional aircraft pushback tractors, towbarless tow tractors and passenger boarding steps. We also offer electric retrofit kits for our existing delivered base of diesel powered ground support equipment.

The following is an overview of our ground support equipment technology offerings.

Product Offering	Product Description	Aircraft Ranges	Capacity Ranges	Delivered Base
Cargo Loaders	Loading and unloading of containerized cargo onto main and lower decks of aircraft	Wide variety of passenger and freighter aircraft up to Airbus A380	Up to 33,000 lbs	8,700+

Cargo Transporters	Transport of containerized cargo to or from aircraft	Aircraft handling full size pallets or containers	Up to 15,400 lbs at 15.5 mph	1,800+

Baggage Loading Systems	Loading of baggage, cargo or mail packages into baggage holds with minimal lifting	Boeing 717 to 757-200 and Airbus A319 to 321	Up to 880 lbs	100+

Aircraft Deicers	Deicing of aircraft on the ground including removal of snow, ice and frost	Wide variety of aircraft up to Airbus A380	Up to 2,000 gallons capacity of deicing fluid	4,300+

Aircraft Tow Tractors	Pushing back of aircraft from gate or aircraft towing between gate and hangar	Regional to wide-body aircraft	Draw bar pull of up to 72,000 lbs	1,300+

Passenger Steps	Boarding of passengers when a boarding bridge is not available	Front and rear boarding doors of narrow and wide-body aircraft	Load capacity up to 13,000 lbs.	2,000+

Gate Equipment. We are a leading supplier of gate equipment. Our Jetway® passenger boarding bridges have been used by airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959.

We also manufacture a variety of sizes and configurations of auxiliary equipment including 400 Hertz ground power and preconditioned air units that supply aircraft requirements of both electrical power and air for the environmental control system (air-conditioning) and main engine starting during ground operations. Our point-of-use 400 Hertz and pre-conditioned air units enable reduced fuel consumption and emissions through minimizing usage of auxiliary power units or aircraft engines while parked at the gate.

The following is an overview of our gate equipment technology offerings.

Product Offering	Product Description	Aircraft Ranges	Capacity Ranges	Delivered Base
Passenger Boarding Bridges	Bridge for moving passengers between the airport terminal building and the aircraft	Regional Jets up to Airbus A380	Link aircraft with the airport terminal	7,100+

Ground Power	Provide power and light for passenger and crew onboard, while waiting to be pushed back from gate	Regional Jets up to Airbus A380	Converts 50/60 Hertz utility power to aircraft compatible 400 Hertz power	3,600+

Preconditioned Air	Climate convenience for passenger and crew onboard, while waiting to be pushed back from gate	Regional Jets up to Airbus A380	20 to 120 refrigerated tons preconditioned air units for ground cooling	2,200+

Military Equipment. In 2000, we were awarded the production contract to supply the U.S. Air Force with a new generation of military air cargo loader which is now known as the Halvorsen loader. We continue to supply the U.S. Air Force Mobility Command with these Halvorsen loaders as well as provide parts support, service and retrofit kits and also have begun to supply these units to other branches of the U.S. Department of Defense and the Canadian Forces.

Our Ground Support and Gate Equipment product lines also supply three sizes of aircraft tow tractors to the U.S. Air Force and mobile air conditioning units to U.S. and international military forces and airframe manufacturers.

The following is an overview of our military equipment technology offering.

Product Offering	Product Description	Aircraft Ranges	Capacity Ranges	Delivered Base
Halvorsen 25K and 44K Cargo Loaders	Rapidly deployable, high-reach loader that can transport and lift cargo onto military cargo aircraft	Cargo transport aircraft from C-130 up to C-17	Load and transport up to 44,000 lbs	400+

Aircraft Tow Tractors	Towing of aircraft around the airport ramp	Jet fighters up to cargo transport aircraft	Draw bar pull of up to 72,000 lbs	200+

Mobile Air Conditioning	Mobile air conditioning units used for on the ground cooling	Jet fighters up to cargo transport aircraft	30 to 110 ton mobile air conditioning units	400+

Airport Services. We are an industry leading provider of equipment, systems and facility maintenance services to airlines and airports throughout North America. Our expertise extends to the operation, maintenance and repair of airport gate systems, baggage handling systems, airport facilities and ground support equipment. We also offer technology and operations monitoring services centered around our patented iOPS™ Suite that links maintenance management systems and aircraft avionics data to critical ground-based monitoring, diagnostic and tracking systems on gate equipment, baggage handling systems, facility systems and ground support equipment.

Automated Systems. We are an industry leader in providing fully integrated Automatic Guided Vehicle Systems for repetitive material movement to the automotive, printing, warehouse, and hospital industries. We provide and integrate material handling systems, hardware and software as well as the controls, software, and simulations required for automated guided vehicle systems.

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for our equipment. We also provide retrofits to accommodate changing operational requirements and continuous, proactive service, including, in some cases, on-site personnel. These systems and other services represent an integrated approach to addressing critical problems faced by our customers and ensure that we remain well positioned to respond to their new requirements and strategic initiatives through our strong customer relations.

In support of our focus and strategy of meeting our customers’ needs, we have developed a global parts service network to provide “the right part in the right place.” Our highly experienced global parts representatives help reduce equipment downtime by providing fast, accurate responses to technical questions. We also provide worldwide operations and maintenance training programs to provide maintenance technicians with the tools necessary to deliver the highest possible level of systems reliability.

Strategy

As part of our core mission of being the leading supplier of customized solutions to the air transportation industry, we will focus on five critical strategic initiatives:

Extend Technology Leadership. By maintaining and extending our technological leadership position, we will remain well positioned to capture the growth created by the trends in the air transportation industry. The focus of our investments in product improvement and development will be improving airport ramp and terminal efficiencies and reducing the total cost of ownership for airports, passenger and cargo carriers and ground handlers. We will also strive to continually meet the technological challenges posed by evolving aircraft designs, safety and environmental concerns.

Leverage Our Installed Base. From 2006 to 2008, our aftermarket revenue increased at a compound annual rate of approximately 20.6%. We intend to continue to leverage our large installed base of airport equipment, to expand our aftermarket products, parts and services and to provide increased focus on upgrades and services that will improve our customers’ operational efficiency. Our large installed base not only generates a recurring revenue stream, it also provides us with strong, long-term customer relationships from which we can derive information for new product development to meet the evolving needs of our customers.

We also intend to expand the capabilities of our airport services product line and to selectively expand our presence within the 20 busiest United States airports. We will leverage our experience gained at airports by pursuing additional opportunities in military ground support equipment, cargo handling systems for air cargo carriers and sophisticated port entry systems. We will continue to create differentiated service products and value added operational information systems that provide productivity, efficiency and financial gains to our customers.

Capture International Opportunities. Asia-Pacific has become a growth region for the aviation industry. To accommodate this growth, investments are made in airport infrastructure. We are well positioned with dedicated local sales and service staff to meet the increased airport equipment demand in developing countries with our trusted products as well as our product expertise and customer service.

Expand Military Programs. We supply Halvorsen loaders and provide Halvorsen parts support, service and retrofit kits to the U.S. Air Force Mobility Command. We intend to continue to extend our support for this program by offering engineering and logistics support contracts. We further intend to expand the Halvorsen installed base to the U.S. Navy, Army and selected international military services. We will expand the loader design to meet the specification requirements of new loader programs as they are issued. We will continue our expansion of our military ground support equipment offerings of tow tractors, aircraft deicers, preconditioned air, air conditioning and ground power units to the United States and selected international defense departments.

Growth Through Acquisitions. In addition to benefiting from the expected growth in the business areas that we serve, we intend to pursue external growth opportunities through select, value-accretive acquisitions. We believe that the air transportation industry provides opportunities for acquisitions. Our global capabilities and leading industry positions will facilitate our ability to integrate complementary companies and technologies into the JBT AeroTech businesses.

OTHER BUSINESS INFORMATION RELEVANT TO ALL OF OUR BUSINESS SEGMENTS

Order Backlog

Information regarding order backlog is incorporated herein by reference from the section entitled “Inbound Orders and Order Backlog” in Item 7 of this Annual Report on Form 10-K.

Sources and Availability of Raw Materials

All of our business segments purchase carbon steel, stainless steel, aluminum and steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs.

Research and Development

The objectives of our research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products.

Additional financial information about Company-sponsored research and development activities is incorporated herein by reference from Note 18 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

We sell and market our products and services through a predominantly direct sales force, supplemented with independent distributors and sales representatives. Our experienced international sales force is comprised of individuals with strong technical expertise in our products and services and the industries in which they are sold.

We support our sales force with marketing and training programs that are designed to increase awareness of our product offerings and highlight our differentiation while providing a set of sales tools to aid in the sales of our technology solutions. We actively employ a broad range of marketing tactics to inform and educate customers, the media, industry analysts and academia through targeted newsletters, our web site, seminars, trade shows, user groups and conferences.

Patents, Trademarks and Other Intellectual Property

We own a number of United States and foreign patents, trademarks and licenses that are cumulatively important to our business. We own approximately 590 United States and foreign patents and have approximately 440 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 370 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on our overall business.

Competition

We conduct business worldwide and compete with a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area, and a few large multinational companies.

We compete by leveraging our industry expertise to provide differentiated and proprietary technology, integrated systems, high product quality and reliability and quality aftermarket service. In the food processing industry, we also distinguish ourselves by providing increased yields with improved final product quality.

JBT FoodTech’s major competitors include GEA Group Aktiengesellschaft, MYCOM, Convenience Food Systems Inc., Heat & Control, Inc., PneumaticScaleAngelus, Allpax Products, Inc., Atlas Pacific Engineering Company, Inc., Marel Food Systems, Brown International Corp. and CFP Spa. JBT AeroTech’s major competitors include TLD, Schopf Maschinenbau GmbH, Airmarrel, Global Ground Support LLC, ThyssenKrupp AG, Shenzhen CIMC-TianDa Airport Support Ltd., Linc Facility Services and Elite Line Services, Inc.

Employees

We employ approximately 3,400 people with approximately 1,900 located in the United States. Approximately 230 of our employees in the United States are represented by one collective bargaining agreement that covers these employees through August of 2011.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 60% of our international employees are covered under national employee unions.

We maintain good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Customers

No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

JBT FoodTech’s customers range from large multinational food processing companies to smaller regional food processing companies. Our principal customers include companies such as: Agrosuper S.A., Ajinomoto, Co. Ltd., Aujan Inudstries Co LLC, Bonduelle Group, Campbell Soup Company, CIA Pesquera Camanchaca S.A., Citrofrut, Citrovita, The Coca-Cola Company, COFCO Tunhe Tomato Products Co. Ltd., ConAgra Foods, Inc., Conserva Italia, DelMonte Foods Company, Dole Food Company, Inc., Florida’s Natural Growers, General Mills, Inc., Gloria Foods Company, Great Giant Pineapple Co., Grupo Altex, Grupo Bertin, Grupo Fisher, Hero

AG, H.J. Heinz Company, Huiyan Group, Inghams Enterprises Pty Limited, Industrias Bachoco, J. Garcia-Carrion, Jamba Juice Company, Jain Irrigation Systems Ltd., JBS-Friboi Group, Keystone Foods LLC., Leche Pascual, Mafrig Group, Morning Star Packing Company, National Food Industries LLC, Nestlé, Novartis AG, Nutricima Limited, OSI Group, LLC, Perdigăo S.A., Sadia S.A., Southern Gardens Citrus, Starkist Tuna, Sucocitrico Cutrale, Sunkist Growers, Inc., Thai Dairy Industry Co. Ltd., Thai Union Frozen Products Public Company Limited, Tropicana Products, Inc., Tyson Foods, Inc., Unilever PLC and Xinjiang Chalkis Tomato Products Co. Ltd.

JBT AeroTech’s customers are domestic and international airlines, air freight and ground handling companies, United States domestic airport authorities and the United States military. Our principal customers include companies such as: Air Canada, Air China, Air France KLM, The Boeing Company, British Airports Authority, British Airways, the Canadian Forces, China Southern Airlines, Continental Airlines, Dallas Fort Worth International Airport, Delta Air Lines, Denver International Airport, DHL, FedEx Corp., EgyptAir, Houston Airport Systems, Iberia Airlines, LAN Airlines, Los Angeles International Airport, Massport/Logan International Airport, McCarren International Airport, Menzies Aviation, Miami International Airport, Saab AB, Servisair, Singapore Airlines, Southwest Airlines, Swissport International, TAM Airlines, Thai Airways International, United Airlines, UPS, and the U.S. Air Force.

Government Contracts

We currently supply the Halvorsen cargo loader, aircraft tow tractors and trailer mounted air conditioning units to the U.S. Department of Defense. The amount of equipment built for these programs is dependent upon annual government appropriations and levels of military spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

Governmental Regulation and Environmental Matters

Our operations are subject to various federal, state, local and foreign laws and regulations governing the prevention of pollution and the protection of environmental quality. If we fail to comply with these environmental laws and regulations, administrative, civil and criminal penalties may be imposed, and we may become subject to regulatory enforcement actions in the form of injunctions and cease and desist orders. We may also be subject to civil claims arising out of an accident or other event causing environmental pollution. These laws and regulations may expose us to liability for the conduct of or conditions caused by others or for our own acts even though these actions were in compliance with all applicable laws at the time they were performed.

Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, and related state laws and regulations, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of or arranged for the transport or disposal of hazardous substances that have been released into the environment, and including hazardous substances generated by any closed operations or facilities. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage and recovery of response cost. We may also be subject to the corrective action provisions of the Resource, Conservation and Recovery Act, or RCRA, and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with their operations.

Some of our facilities and operations are also governed by laws and regulations relating to worker health and workplace safety, including the Federal Occupational Safety and Health Act, or OSHA. We believe that appropriate precautions are taken to protect our employees and others from harmful exposure to potentially hazardous materials handled and managed at our facilities, and that we operate in substantial compliance with all OSHA or similar regulations.

Financial Information about Geographic Areas

The majority of our consolidated revenue is generated in markets outside of the United States. JBT FoodTech and AeroTech serve a global market, with sales to customers in North America, Europe, Asia and Latin America. Financial information about geographic areas is incorporated herein by reference from Note 18 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Available Information

All periodic and current reports, registration filings, and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1933, proxy statements and other information are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. You may access and read our SEC filings free of charge through our website at www.jbtcorporation.com, under “Investor Relations – Financial Information – SEC Filings,” or the SEC’s website at www.sec.gov. These reports are also available to read and copy at the SEC’s Public Reference Room by contacting the SEC at 1-800-SEC-0330.

The information contained on or connected to our website, www.jbtcorporation.com, is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with the SEC.

Executive Officers

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 27, 2009, are as follows:

Name	Age	Office, year of election
Charles H. Cannon, Jr.	56	Chairman, Chief Executive Officer and President (2008)
Ronald D. Mambu	59	Vice President, Chief Financial Officer, Treasurer and Controller (2008)
Torbjörn Arvidsson	57	Vice President and Division Manager-Food Solutions and Services (2008)
Juan C. Podesta	57	Vice President and Division Manager-Food Processing Systems (2008)
John Lee	51	Vice President and Division Manager-JBT AeroTech (2008)
Kenneth Dunn	52	Vice President, General Counsel and Assistant Secretary (2008)
Mark Montague	55	Vice President, Human Resources (2008)
Megan Donnelly	40	Chief Accounting Officer (2008)

CHARLES H. CANNON, JR. has served as Chairman of the Board of Directors, Chief Executive Officer and President of JBT Corporation since April 2008. Mr. Cannon served as Senior Vice President of FMC Technologies from March 2004 until July 2008, when FMC Technologies distributed all of the stock of its wholly-owned subsidiary, JBT Corporation, to its shareholders in a spin-off effective July 31, 2008. Mr. Cannon served as a Vice President of FMC Technologies since February 2001. Since 1998, Mr. Cannon served as Vice President and General Manager-FMC FoodTech and Transportation Systems Group. Mr. Cannon joined FMC Corporation in 1982 as a Senior Business Planner in the Corporate Development Department. He became Division Manager of FMC Corporation’s Citrus Machinery Division in 1989, Division Manager of its Food Processing Systems Division in 1992 and Vice President and General Manager of FMC FoodTech in 1994. Mr. Cannon serves on the Board of Directors of Standex International Corporation.

RONALD D. MAMBU has served as our Vice President, Chief Financial Officer, Treasurer and Controller since April 2008. From February 2001 until April 2008, Mr. Mambu served as Vice President and Controller of FMC Technologies. Mr. Mambu was Director of Financial Planning of FMC Corporation from 1994 until his appointment as Controller. Mr. Mambu joined FMC Corporation in 1974 as a financial manager in Philadelphia. Since then, he has served in a variety of roles at FMC Corporation, including Controller of its former Food and Pharmaceutical Products Division from 1977 to 1982, Controller of Machinery Europe Division from 1982 to 1984, Controller of Agricultural Products Group from 1984 to 1987, Director of Financial Control from 1987 to 1993 and Director of Strategic Planning from 1993 to 1994.

TORBJÖRN ARVIDSSON has served as our Vice President and Division Manager-Food Solutions and Services since July 2008. Mr. Arvidsson served as a Division Manager for FMC Technologies’ Food Solutions and Services from October 2005 until July 2008. Mr. Arvidsson rejoined Frigoscandia Equipment in 1994 as Business Development Manager, a role he continued in after the acquisition of Frigoscandia Equipment by FMC FoodTech in 1996. In 1998, Mr. Arvidsson was appointed General Manager North America, located in Seattle, Washington, a position he held until late 2000 when he was appointed General Manager Europe and relocated back to Helsingborg, Sweden. In 2001, Mr. Arvidsson also assumed responsibility for FMC FoodTech’s Asia Pacific region. Mr. Arvidsson has been involved in the international food equipment industry his whole career, dating back to 1975 when he first joined Frigoscandia Equipment after graduating from Lund University, Sweden. In 1983 he graduated from IMI, Geneva (Advanced Management MBA). In 1984, Mr. Arvidsson served as General Manager for Square AB within the Alfa-Laval Group until 1987, when he joined Akerlund & Rausing as Division Manager for its overseas companies. In 1990, Mr. Arvidsson rejoined Alfa-Laval as Deputy General Manager for its convenience food division. Alfa-Laval later became Tetra-Laval after Tetra-Pak’s acquisition of Alfa-Laval.

JUAN C. PODESTA has served as our Vice President and Division Manager-Food Processing Systems since July 2008. Mr. Podesta served as a Division Manager for FMC Technologies’ Food Processing Systems from July 2000 until July 2008. Mr. Podesta joined FMC Corporation in 1989 as Product Manager, Citrus Systems in Lakeland, Florida. Since then, he has served in a variety of sales, marketing, and line management roles within FMC FoodTech, including International Manager for the Citrus Machinery Division from 1989 to 1992, General Manager, Fruit & Vegetable Processing based in Parma, Italy from 1992 to 1994, General Manager, Canning Systems based in St. Niklaas, Belgium from 1995 to 1996, Division Manager, Food Processing Systems & Agricultural Machinery from 1997 to 1999 and President FMC Europe, based in Brussels, Belgium from 2000 to 2002. Mr. Podesta served as Vice Chairman of Food Processing Machinery Europe, on the Board of Directors of The Council of the Americas, and on the Board of Directors of Equipment Hygiene Engineering Design Group.

JOHN LEE has served as our Vice President and General Manager – JBT AeroTech since August 2008. Prior to joining the Company, Mr. Lee worked for United Technologies Corporation, most recently as President, North America for Carrier Refrigeration. From 2006 to 2007, he was President, Building Systems and Services for Asia Pacific, and from 2005 to 2006, he was President, Carrier Refrigeration, based in Shanghai, China for both positions. From 2002 to 2005, Mr. Lee served as Director, Purchasing, Vice President, Sales and Marketing, and then President, for Carrier Asia Pacific in Seoul, Korea. He started with United Technologies in 1993 as a program manager for Sikorsky Aircraft, a role he served until 1997. From 1997 to 2000, he was a Regional Director for Pratt & Whitney, Southeast Asia, based in Singapore. Before working for United Technologies, Mr. Lee served various marketing and strategic planning roles with McDonnell Douglas Corporation and Northrop Grumman Corporation. Mr. Lee is a graduate of the United States Military Academy, West Point and holds an MBA from The Sloan School of Management (MIT).

KENNETH C. DUNN has served as our Vice President and General Counsel since October 2008. Prior to joining the Company, Mr. Dunn served as Chief Sustainability Officer for the Denver Public School (“DPS”) system from June through September 2008. Prior to DPS, Mr. Dunn worked for Quest Communications International, Inc., where he served as Vice President and Chief Corporate Development and Strategy Officer from 2004 to May 2008. From 2002 to 2004, Mr. Dunn served Qwest as Vice President and Deputy General

Counsel – Complex Transactions. From 2001 to 2002, Mr. Dunn performed pro-bono environmental law work primarily on public lands issues in the Mountain West. From 1999 to 2001, Mr. Dunn worked for SBC Communications, Inc., serving as its General Attorney and Assistant General Counsel – Mergers and Acquisitions. From 1995 to 1999 he served as Assistant General Counsel – Transactions for Ameritech Corporation. Prior to that, Mr. Dunn was a Vice President and Associate General Counsel of John Nuveen & Company. From 1982 thru 1995, Mr. Dunn was in private law practice with the Chicago based law firm of Gardner, Carton & Douglas. Mr. Dunn received his law degree from Stanford University in 1982 and his undergraduate degree from Duke University in 1978.

MARK K. MONTAGUE has served as our Vice President of Human Resources since August 2008. Prior to joining the Company, Mr. Montague worked for Molex, Inc., where he served as Senior Vice President, Corporate Human Resources since 2006. From 1999 to 2006, Mr. Montague served as Vice President, Human Resources, Americas Region. Prior to Molex, Mr. Montague worked for Whirlpool Corporation, serving as its Vice President, Human Resources, North America Appliance Group from 1997 to 1999, its Group Director, Human Resources and Quality, Corporate Technology Group from 1996 to 1997 and as its Group Director, Human Resources, Manufacturing and Technology in 1996. From 1992 through 1996, Mr. Montague worked for the consulting group, Competitive Human Resources Strategies. Mr. Montague worked for Whirlpool Corporation from 1981 through 1992, in a variety of Human Resources Group Director and Vice President positions, and as a Labor Relations Attorney from 1981 to 1984. Mr. Montague began his professional career as an attorney with Shughart, Thomson & Kilroy, after receiving his law degree from George Washington University, and he earned his undergraduate degree from the University of Notre Dame.

MEGAN DONNELLY has served as our Chief Accounting Officer since November 2008. Ms. Donnelly served as our Director of Financial Control since July 2008. Ms. Donnelly was FMC Technologies’ Manager of Financial Reporting and Accounting Research from April 2005 until July 2008. Prior to that, Ms. Donnelly served as a consultant to FMC Technologies from January 2002 until April 2005. From July 1998 until December 2001, Ms. Donnelly was Director of Finance for Chart House Enterprises, Inc. Ms. Donnelly is a certified public accountant and began her professional career in the Assurance practice of Ernst & Young LLP in 1992 after receiving her degree from the University of Illinois.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating our company and our common stock. If any of the risks described below actually occurs, our business, financial condition, results of operations, cash flows and stock price could be materially adversely affected.

Risk Factors Relating to Our Business

Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results.

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, the capital goods industries in which we compete can have significant variations in the number, contractual terms and size of orders. The timing of our receipt of orders and our shipment of the products or provision of services can significantly impact the sales and income of a period. These and any one or more of the factors listed below, among other things, could cause us not to achieve our revenue or profitability expectations. The resulting failure to meet market expectations could cause a drop in our stock price. These factors include the risks discussed elsewhere in this section and the following:

•	Changes in demand for our products and services, including changes in growth rates in the food processing and air transportation industries;

•	Downturns in our customers’ businesses resulting from deteriorating domestic and international economies where our customers do substantial business;

•	Changes in commodity prices resulting in increased manufacturing costs, such as petroleum-based products, metals or other raw materials we use in significant quantities;

•	Changes in pricing policies resulting from competitive pressures, such as aggressive price discounting by our competitors and other market factors;

•	Our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•	Unexpected needs for capital expenditures or other unanticipated expenses;

•	Changes in the mix of revenue attributable to domestic and international sales;

•	Changes in the mix of products and services that we sell;

•	Seasonal fluctuations in buying patterns; and

•	Future acquisitions and divestitures of technologies, products and businesses.

Unanticipated delays or acceleration in our sales cycles make accurate estimation of our revenue difficult and could result in significant fluctuation in quarterly operating results.

The length of our sales cycle varies depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our current and potential customers’ internal budgeting and approval process. As a result of a generally long sales cycle, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not obtain the order, or the order ultimately received may be smaller than anticipated. Our revenue from different customers varies from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower revenue in subsequent quarters. Due to resulting fluctuations, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance.

Deterioration of economic conditions could negatively impact our business.

Our business may be adversely affected by changes in national or global economic conditions, including interest rates, availability of capital, consumer spending rates, foreign currency exchange rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our required raw materials, thereby negatively affecting our financial results. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things:

•	make it more difficult or costly for us to obtain increased financing for our operations or investments or to refinance our debt in the future;

•	render our lenders or other financial instrument counterparties unable to honor their commitments or otherwise default under a financing agreement;

•	impair the financial condition of some of our customers, thereby hindering our customers’ ability to obtain financing to purchase our products and/or increasing customer bad debts;

•	impair the financial condition of some of our suppliers thereby potentially increasing both the likelihood of having to renegotiate supply terms and the risk of non-performance by suppliers;

•

negatively impact global demand for air transportation services as well as protein food products and processed food products, which could result in a reduction of sales, operating income and cash flows in our JBT AeroTech and JBT FoodTech segments, respectively;

•	negatively affect our currency hedges; or

•	impair the financial viability of our insurers.

Some of our business segments are cyclical or are otherwise sensitive to volatile or variable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors may have a material adverse effect on us.

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. The strength of the economy generally may affect the rates of expansion, consolidation, renovation and equipment replacement within the air transportation industry and within the food processing industry, which may affect the performance of our JBT AeroTech and JBT FoodTech segments, respectively.

Similarly, our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forgo or postpone new purchases in favor of repairing existing equipment and machinery, thereby reducing our revenue and/or profits.

The air transportation industry is particularly sensitive to changes in economic condition; continued negative economic conditions likely may have a negative impact on our JBT AeroTech segment and our results of operations.

The air transportation industry in general is particularly sensitive to changes in economic conditions. Unfavorable general economic conditions, such as a constrained credit market, reduced consumer confidence, higher unemployment rates and increased business operating costs, particularly fuel costs, can reduce spending for both passenger travel and decrease demand for cargo air carrier services. Unfavorable economic conditions can also impact our customers’ ability to raise pricing to counteract increased fuel, labor, and other costs, making it less likely that they will expend resources on JBT AeroTech equipment as they have in the recent past. Demand for ground support equipment and inbound orders declined during the fourth quarter of 2008, which we believe may be primarily attributed to unfavorable financial conditions facing airlines and air freight companies. Therefore, a continued global economic downturn would likely continue to negatively impact our future results of operations in the JBT AeroTech segment in particular.

Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business or fluctuations in currency exchange rates could negatively affect our business, financial condition and results of operations.

We operate manufacturing facilities in nine countries other than the United States, and our international operations accounted for approximately half of our 2008 revenue. Multiple factors relating to our international operations and to particular countries in which we operate could have an adverse effect on our financial condition or results of operations. These factors include:

•	Nationalization and expropriation;

•	Potentially burdensome taxation;

•

Increased growth in our international business operations and revenue relative to our domestic operations may result in increasing tax liabilities resulting from repatriation of income generated outside of the United States;

•	Continuing economic downturns, inflationary and recessionary markets, including capital and equity markets;

•	Civil unrest, political instability, terrorist attacks and wars;

•	Seizure of assets;

•	Trade restrictions, trade protection measures or price controls;

•	Foreign ownership restrictions;

•	Import or export licensing requirements;

•	Restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	Changes in governmental laws and regulations;

•	Inability to repatriate income or capital; and

•	Reductions in the availability of qualified personnel.

Because a significant portion of our revenue is denominated in foreign currencies, changes in exchange rates will result in increases or decreases in our costs and earnings and may also affect the book value of our assets located outside the United States and the amount of our stockholders’ equity. We prepare our consolidated financial statements in U.S. dollars, but these results may fluctuate due to the fact that a significant portion of our earnings and expenditures are denominated in other currencies. Although we may seek to minimize our currency exposure by engaging in hedging transactions where we deem it appropriate, we cannot assure you that our efforts will be successful. To the extent we sell our systems and services in foreign markets, currency fluctuations may result in our systems and services becoming too expensive for foreign customers.

The increase in energy or raw material prices may reduce the profitability of our customers, which ultimately could negatively affect our business, financial condition, results of operations and cash flows.

In recent years, energy prices have hit historically high levels. These increases had a negative trickle down effect on many areas involved in running a business, straining profitability through increased operating costs. Our customers require large amounts of energy to run their businesses, particularly in the air transportation industry. Energy prices can affect the profitability of passenger and cargo air carriers through increased jet and ground support equipment fuel prices. Energy prices also affect food processors through increased energy and utility costs to run the plant, chemical and petroleum based raw materials used in production and fuel costs to run logistics and service fleet vehicles.

Food processors are also dependent upon the cost and supply of raw materials such as feed grains, livestock, produce and dairy products. Recent rises in the cost and limitations in availability of these commodities can negatively affect the profitability of their operations.

A reduction in profitability due to increased energy or raw material prices within our customer base may reduce their future investments in food processing equipment or airport equipment. This reduction in investment may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in food consumption patterns due to diet trends or economic conditions may negatively affect our business, financial condition, results of operations and cash flows.

Dietary trends can create demand for protein food products but negatively impact high-carbohydrate foods, or create demand for easy to prepare, transportable meals but negatively impact traditional canned products. Because various food types and packaging can quickly go in and out of style as a function of health, dietary or convenience trends, food processors can be challenged in forecasting the needed capacity and related equipment and services for their food plants. During periods of economic uncertainty, consumer demand for protein products or processed food products may also be negatively impacted by increases in food prices. Shifting consumer demand for protein products or processed foods may have a material adverse effect on our business, financial condition, results of operations and cash flows.

An outbreak of animal borne diseases (H5N1, BSE or other virus strains affecting poultry or livestock) may negatively affect protein processors.

An outbreak or pandemic stemming from H5N1 (avian flu) or BSE (mad cow disease) or any other animal related disease strains could reduce the availability of poultry or beef that is processed for the restaurant, food service, wholesale or retail consumer. Should a pandemic break out, eradication of entire regional animal populations could be mandated.

Any limitation on raw material could discourage producers from making additional capital investments in processing equipment, aftermarket products, parts and services. Such a decrease in demand for our products could have a material adverse effect on our business, financial condition, results of operations and cash flows.

An outbreak of food borne illness or other food safety or quality concerns may negatively affect our business, financial condition, results of operations and cash flows.

Should an E. coli or other food borne illness cause a recall of meat or produce, the companies supplying those fresh, further processed or canned forms of these products could be severely financially affected. This type of recall, whether voluntary or mandatory, could have broad ranging and long lasting negative affects on growers, packers, retailers, wholesalers and/or restaurants. If a consumer were to become critically ill due to the outbreak, the food provider’s reputation and brand could be permanently tarnished. Any affect on the financial viability of our customer base of fresh or processed food providers could seriously affect and reduce our immediate and recurring revenue base.

Our business, financial condition, results of operations and cash flows could be materially adversely affected if consumers were to lose confidence in the safety or quality of certain food products or ingredients. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying processed food products or cause production and delivery disruptions. Any disruption within the food supply chain could have a negative effect on the demand for our food processing machinery and on our financial results.

Freezes, hurricanes, droughts or other natural disasters may negatively affect our business, financial condition, results of operations and cash flows.

Should a natural disaster negatively affect the production of growers or farms, the food processing industry may not have the fresh foods necessary to meet consumer demand. The crops of entire groves or fields can be severely impacted by a drought, freeze or hurricane. Should a drought or freeze continue for an extended duration or high category hurricane directly impact a tree crop area, the trees themselves could be permanently damaged. If orchards had to be replanted, the trees may not produce viable product for several years. Since our revenue generation is dependent on a farmer’s ability to provide high quality crops to some of our customers, our business, financial condition, results of operations and cash flows could be materially adversely impacted.

Citrus tree diseases may negatively affect our business, financial condition, results of operations and cash flows.

The success of our citrus business is directly related to the viability and health of citrus crops. The citrus industries in Florida, Brazil and other countries are facing increased pressure on their harvests and citrus bearing acreage due to citrus canker and greening diseases. These citrus tree diseases are often incurable once a tree has been infested and the end result can be the destruction of the tree.

We realize operating lease revenue based partially upon capacity or throughput that a citrus processor or produce packinghouse produces. Reduced amounts of available fruit for the processed or fresh markets could materially adversely affect our business, financial condition, results of operations and cash flows.

Our failure to comply with the laws and regulations governing our U.S. government contracts or the loss of production funding of any of our U.S. government contracts could harm our business.

The federal government is the largest contractor in the United States. Our JBT AeroTech business enters into contracts with the U.S. government, including a long-term contract relating to the sale of our Halvorsen Loader, which is a military air cargo loader, to the U.S. Air Force. As a result we are subject to various laws and regulations that apply to companies doing business with the U.S. government. The laws governing U.S. government contracts differ in several respects from the laws governing private contracts. They are heavily regulated to curb misappropriation of funds and ensure uniform policies and practices across agencies. Their terms are carefully drafted by teams of government attorneys. Their ongoing funding is tied to National Defense Budgets and Procurement Programs that are annually negotiated and approved or disapproved by the U.S. Department of Defense, Executive Branch and the Congress. For example, if there were any shifts in spending priorities or if funding for the U.S. Air Force cargo loader program were reduced or cancelled, the resulting loss of revenue may have a material adverse impact on our JBT AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. Moreover, U.S. defense contracts, in particular, are unilaterally terminable at the option of the U.S. government with compensation for work completed and costs incurred.

Contracts with the U.S. government are also subject to special laws and regulations, the noncompliance with which may result in various sanctions. Contractors, sometimes without their knowledge, are subject to investigations by the U.S. government initiated in various ways. If, for any reason, we were now or at any time in the future found to be non-compliant to any laws or regulations governing U.S. government contracts, our earnings could be negatively impacted. In addition, any delays of deliverables due to our non-performance would also have a negative impact on these contracts.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition, results of operations and cash flows.

Terrorist attacks and threats, escalation of military activity in response to such attacks or acts of war may negatively affect our business, financial condition, results of operations and cash flows. Any future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers or the economy as a whole may materially adversely affect our operations or those of our customers. As a result, there could be delays or losses in transportation and deliveries to our customers, decreased sales of our products and extension of time for payment of accounts receivable from our customers. Strategic targets such as those relating to transportation and food processing may be at greater risk of future terrorist attacks than other targets in the United States. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Due to the type of contracts we enter into, the cumulative loss of several major contracts may negatively affect our business, financial condition, results of operations and cash flows.

We often enter into large, project-oriented contracts or long-term equipment leases and service agreements. These agreements may be terminated or breached, or our customers may fail to renew these agreements. If we were to lose several key agreements over a relatively short period of time and if we were to fail to develop alternative business opportunities, we could experience a materially adverse impact on our business, financial condition, results of operations and cash flows.

We may lose money on fixed-price contracts.

As is customary for several of the business areas in which we operate, we agree, in some cases, to provide products and services under fixed-price contracts. Under these contracts, we are typically responsible for cost overruns. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. There is inherent risk in the estimation process, including significant unforeseen technical and logistical challenges or longer than expected lead times. A fixed-price contract may prohibit our ability to mitigate the impact of unanticipated increases in raw material prices (including the price of steel) through increased pricing. Depending on the size of a project, variations from estimated contract performance could have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Customer sourcing initiatives may negatively affect new equipment and aftermarket businesses.

Integration of the supply chain to provide a sustainable competitive advantage has become an objective for many multi-national companies. With continued price pressure from consumers, wholesalers and retailers, manufacturers are focusing their efforts on ways to reduce costs, improve sourcing processes and enhance profitability.

Although these inherently are good practices, it can depersonalize the sales process and result in a shift in focus to short term cost savings as opposed to fully understanding all of the cost components that are associated with capital goods and aftermarket products, parts and services purchases over the lifetime of the investment. If customers implement sourcing initiatives focused solely on immediate cost savings and not on total cost of ownership, our new equipment and aftermarket sales could be negatively affected.

The emergence of low-cost suppliers in Asia may negatively affect our business, financial condition, results of operations and cash flows.

Asian equipment manufacturers originally provided low cost and undifferentiated machinery to markets focused on less complex and less expensive solutions. Some of these equipment suppliers are shifting their focus upstream to an emerging domestic middle market and preparing themselves for worldwide competition. Although these competitors find it difficult to compete in the global arena through innovation or by establishing a strong brand presence, their determination cannot be underestimated and at some point in the future, may pose a threat to our global market positions.

The solutions we sell are very complex, and we need to rapidly and successfully develop and introduce new solutions in a global, competitive, demanding and changing environment.

To succeed in the globally competitive food processing and air transportation industries, we must continually develop our product and service offerings. This requires a high level of innovation. In addition, bringing new solutions to the market entails a costly and lengthy process and requires us to accurately anticipate customer needs and technology trends. We must continue to respond to demands and develop leading technologies in the food processing and air transportation industries, or our business, financial condition, results of operations and cash flows may be materially adversely affected.

There can be no assurance that our innovations will be profitable, and if we cannot successfully market and sell both existing and newly developed solutions, our business and operating results could be impacted. Significant investments in unsuccessful research and development efforts could materially adversely affect our business, financial condition and results of operations. If we were to lose our significant technology advantage, our market share and growth could be materially adversely affected. In addition, if we are unable to deliver products, features and functionality as projected, we may be unable to meet our commitments to customers, which could have a materially adverse effect on our reputation and business.

Our business, financial condition, results of operations and cash flows could be materially adversely affected by competing technology. Some of our competitors are large multinational companies that may have greater financial resources than us, and they may be able to devote greater resources to research and development of new systems, services and technologies than we are able to do. Moreover, some of our competitors operate in narrow business areas, allowing them to concentrate their research and development efforts directly on products and services for those areas.

When we develop new products with higher capacity and more advanced technology, the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems.

Despite rigorous testing prior to their release and superior quality processes, newly developed or enhanced products and solutions may have some start up issues which may be found after the products are introduced and shipped. This risk is enhanced when products are first introduced, as well as when we develop products with more advanced technology, since the increased difficulty and complexity associated with producing these products increases the likelihood of reliability, quality or operability problems. The correction and detection of issues may cause delays, lost revenue and incremental costs. While we attempt to remedy errors that we believe would be considered critical by our customers prior to shipment, we may not be able to detect or remedy all such errors.

Our customers who rely on our solutions for business-critical applications are more sensitive to product errors, which could expose us to product liability, performance and warranty claims, as well as harm to our reputation. These and other risks associated with new product and service offerings may have a materially adverse impact on our business, financial condition, results of operations and cash flows.

Product introductions and certain enhancements of existing products by us in future periods may also reduce demand for our existing products or could delay purchases by customers awaiting arrival of our new products. As new or enhanced products are introduced, we must successfully manage the transition from older products.

In the ordinary course of business, we continually evaluate opportunities for new product and service offerings, new markets and new geographic sectors, and development of such opportunities could entail certain business risks which could affect our financial condition.

If we are unable to develop, preserve and protect our intellectual property assets, our business, financial condition, results of operations and cash flows may be negatively affected.

As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading solutions and services provider to the food processing and air transportation industries. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards. To the extent we are not successful, our business, financial condition, results of operations and cash flows could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.

While we take steps to provide for confidentiality obligations of employees and third parties with whom we do business (including customers, suppliers and strategic partners), there is a risk that such parties will breach such obligations and jeopardize our intellectual property rights. Although we have agreements in place to mitigate this risk, there can be no assurance that such protections will be sufficient.

We are actively engaged in efforts to protect the value of our intellectual property and to prevent others from infringing our intellectual property rights. However, due to the complex and technical nature of such efforts and the potentially high stakes involved, such enforcement activity can be expensive and time consuming, and there can be no assurance that we will be successful in these efforts.

Claims by others that we infringe their intellectual property rights could harm our business, financial condition, results of operations and cash flows.

We have seen a trend towards aggressive enforcement of intellectual property rights as the functionality of products in our industry increasingly overlaps and the volume of issued patents continues to grow. As a result, there is a risk that we could be subject to infringement claims which, regardless of their validity, could:

•	Be expensive, time consuming and divert management attention away from normal business operations;

•	Require us to pay monetary damages or enter into non-standard royalty and licensing agreements;

•	Require us to modify our product sales and development plans; or

•	Require us to satisfy indemnification obligations to our customers.

Regardless of whether these claims have any merit, they can be burdensome to defend or settle and can harm our business and reputation.

Our information systems, computer equipment and information databases are critical to our business operations, and any damage or disruptions could negatively affect our business, financial condition, results of operations and cash flows.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusions and other catastrophic events. A part of our operations is based in an area of California that has experienced power outages and earthquakes, while another part of our operations is based in an area of Florida that has experienced power outages and hurricanes. Despite our best efforts at planning for such contingencies, catastrophic events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, it is periodically necessary to replace, upgrade or modify our internal information systems. If we are unable to do this in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore our business, financial condition, results of operations and cash flows may be materially adversely impacted.

Inadequate internal controls and accounting practices could lead to errors, which could negatively impact our business, financial condition, results of operations and cash flows.

We have internal controls and management oversight systems in place, however, we may not be able to prevent or detect misstatements in our reported financial statements due to system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight of resource contracts and other factors. In addition, due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial results as required under SEC and New York Stock Exchange (NYSE) rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time. If we are unable to implement these changes in a timely and cost-effective manner, our ability to capture and process financial transactions and support our customers as required may be materially adversely impacted and could harm our business, financial condition, results of operations and cash flows.

We may supplement our internal growth through strategic combinations, and our success depends on our ability to successfully integrate, operate and manage these acquired businesses and assets.

We may supplement our internal growth through strategic combinations, asset purchases and other transactions that complement or expand our existing businesses. Each of these transactions involves a number of risks, including:

•	The diversion of our management’s attention from our existing businesses to integrating the operations and personnel of the acquired or combined business;

•	Possible material adverse effects on business, financial condition, results of operations and cash flows during the integration process; and

•	Our possible inability to achieve the intended objectives of the transaction.

We may hire additional employees in connection with these acquisitions. We may not be able to successfully integrate all of the newly hired employees, or profitably integrate, operate, maintain and manage our newly acquired operations in a competitive environment. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

We may seek to finance an acquisition through borrowings or through the issuance of new debt or equity securities. If we make a relatively large acquisition, we could deplete a substantial portion of our financial resources to the possible detriment of our other operations. Any future acquisitions could also dilute the equity interests of our stockholders, require us to write off assets for accounting purposes or create other undesirable accounting results, such as significant expenses for amortization or impairment of goodwill or other intangible assets.

Loss of our key management and other personnel could impact our business.

We depend on our senior executive officers and other key personnel. The loss of any of these officers or key personnel could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, competition for skilled and non-skilled employees among companies that rely heavily on engineering, technology and manufacturing is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products and services and meet customers’ shipments.

The industries in which we operate expose us to potential liabilities arising out of the installation or use of our systems that could negatively affect our business, financial condition, results of operations and cash flows.

Our businesses supply equipment and systems for use in food processing as well as equipment, systems and services used in airports all over the world, which creates potential exposure for us to liability for personal injury, wrongful death, product liability, commercial claims, property damage, pollution and other environmental damages. Although we have obtained business and related risk insurance, we cannot assure you that our insurance will be adequate to cover all potential liabilities. Further, we cannot assure you that insurance will generally be available in the future or, if available, that premiums to obtain such insurance will be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Environmental protection initiatives may negatively impact the profitability of our business.

Global initiatives to protect and steward the environment have moved to center stage. From global warming and climate change to urban sprawl and resource depletion, corporations and consumers are becoming more aware and concerned about the impact of human activity on the environment. Comprehensive global and national greenhouse gas reduction programs have been proposed and are being discussed within legislatures, boardrooms and households. The ultimate costs, implementation and success of such broad reaching programs will be dependent on the precise emissions targets, the timing for the reductions and the means of implementation.

Pressures to reduce the footprint of carbon emissions impact the air transportation and manufacturing sectors. Airports, airlines and air cargo providers are continually looking for new ways to become more energy efficient and reduce pollutants. Manufacturing plants are seeking means to reduce their heat-trapping emissions and minimize their energy and water usage. All of the initiatives come at a cost both to our customers’ operations as well as to our operating costs and therefore may materially adversely impact our business, financial condition, results of operations and cash flows.

Our operations and industries are subject to a variety of U.S. and international laws, which laws can change. We therefore face uncertainties with regard to lawsuits, regulations and other related matters.

In the normal course of business, we are subject to proceedings, lawsuits, claims and other matters, including those that relate to the environment, health and safety, employee benefits, export compliance, intellectual property, product liability, tax matters and regulatory compliance. For example, we are subject to changes in foreign laws and regulations that may encourage or require us to hire local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular non-U.S. jurisdiction. In addition, environmental laws and regulations affect the systems and services we design, market and sell, as well as the facilities where we manufacture our systems. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future.

There is an increased focus by the SEC, and Department of Justice on enforcement of the Foreign Corrupt Practices Act (the “FCPA”). Given the breadth and scope of our international operations, we may not be able to detect or prevent improper or unlawful conduct by our international partners and employees, despite our ethics, governance and compliance standards, which could put us at risk regarding possible violations of laws, including the FCPA.

Considerable management time and resources will be spent to understand and comply with changing laws, regulations and standards relating to corporate governance, public disclosure (including the Sarbanes-Oxley Act of 2002), SEC regulations and the rules of the New York Stock Exchange where our shares are listed. Although we do not believe that any recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could materially adversely impact our business, financial condition, results of operations and cash flows.

We have a significant amount of indebtedness, which makes us more vulnerable to adverse economic and competitive conditions.

Relative to our stockholders’ equity, we have a significant amount of indebtedness. As of December 31, 2008, we had $185.6 million of long-term indebtedness outstanding and $8.8 million of stockholders’ deficit. This amount of debt is substantial and, when coupled with current adverse economic conditions, our debt could:

•	make it more difficult of costly for us to obtain financing for our operations or investments or to refinance our debt in the future;

•	place us at a competitive disadvantage compared to our less leveraged competitors;

•

require us to repatriate a substantial portion of our non-U.S. earnings and cash flow from operations for payments on our indebtedness, thereby increasing our effective tax rate and reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; or

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” beginning on page 39.

Risk Factors Relating to the Spin-Off

We may be unable to achieve some or all of the benefits that we expect to achieve from our separation from FMC Technologies.

As a stand-alone, independent public company, we believe that our business will benefit from, among other things, allowing our management to design and implement corporate policies and strategies that are based primarily on the characteristics of our business, to focus our financial resources on our unique operating needs and to implement and maintain a capital structure best suited for our company. However, we may not be able to achieve some or all of the benefits expected as a result of the spin-off.

Additionally, by separating from FMC Technologies, there is a risk that our company may be more susceptible to stock market fluctuations and other adverse events than we would have been were we still a part of the current FMC Technologies due to a reduction in market diversification. Prior to the spin-off, we have been able to take advantage of FMC Technologies’ size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. As a separate, stand-alone entity, we may be unable to continue to access financial and other resources on terms as favorable as those available to us prior to the separation. Furthermore, as a stand-alone company, we will not be able to enjoy certain benefits from FMC Technologies’ operating diversity, borrowing leverage and available capital for investments.

If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the Code, then our stockholders, we and/or FMC Technologies might be subject to significant tax liability.

FMC Technologies received a private letter ruling from the IRS substantially to the effect that the distribution, together with certain related transactions, will qualify for tax-free treatment under Sections 355 and 368(a)(1)(D) of the Code. In addition, FMC Technologies obtained an opinion from Kirkland & Ellis LLP, substantially to the effect that the distribution, together with certain related transactions, will so qualify. Both the IRS private letter ruling and the opinion of Kirkland & Ellis LLP were based, in part, on certain representations, assumptions and undertakings, including those relating to the past and future conduct of our business, and neither the IRS private letter ruling nor the opinion would be valid if such representations, assumptions and undertakings were incorrect. Therefore, notwithstanding the IRS private letter ruling and opinion, the IRS could later determine that the distribution should be treated as a taxable transaction if it determines on audit that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated.

If the distribution fails to qualify for tax-free treatment, FMC Technologies would be treated as if it had sold the common stock of our company for its fair market value, resulting in a taxable gain to the extent of the excess of such fair market value over its tax basis in the stock. In general, our initial public stockholders would be treated as if they had received a taxable distribution equal to the fair market value of our common stock that was distributed to them. Under the tax sharing agreement between FMC Technologies and us, we would generally be required to indemnify FMC Technologies against any tax owed by FMC Technologies resulting from the distribution to the extent that such tax resulted from (i) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (ii) other actions or failures to act by us or (iii) any of our representations or undertakings being incorrect or violated.

Our ability to operate our businesses may suffer if we do not, quickly and cost-effectively, establish our own financial, administrative and other support functions to successfully operate as a stand-alone entity, and we cannot assure you that the transitional services FMC Technologies has agreed to provide us will be sufficient for our needs.

Historically, our businesses have relied on financial, administrative and other resources of FMC Technologies. After the spin-off, we were required to create our own financial, administrative and other support systems or contract with a third party to replace FMC Technologies’ resources. We entered into an agreement with FMC Technologies under which FMC Technologies provides us with certain transitional services , including services related to information technology systems, treasury, legal, financial and accounting services. Although FMC Technologies is contractually obligated to provide us with these services, these services may not be sufficient to meet our needs, and we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have them, after our agreement with FMC Technologies expires. Any failure or significant downtime in our own financial or administrative systems or in FMC Technologies’ financial or administrative systems during the transitional period could prevent us from paying our employees, billing our customers or performing other administrative services on a timely basis and could materially harm our business or operations.

The agreements that we have entered into or will enter into with FMC Technologies may involve, or may appear to involve, conflicts of interest.

Because the spin-off involved the separation of what are currently the FoodTech and Airport Systems business segments of FMC Technologies into JBT Corporation, we have entered into certain agreements with FMC Technologies to provide a framework for our initial relationship with FMC Technologies following the spin-off. We negotiated these agreements with FMC Technologies while we were still business segments of FMC Technologies. Accordingly, some of the persons who became our officers and directors were employees, officers or directors of FMC Technologies or its subsidiaries, and, as such, previously had an obligation to serve the interests of FMC Technologies and its subsidiaries. As a result, they could be viewed as having a conflict of interest.

We could be liable to FMC Technologies for adverse tax consequences resulting from certain change-in-control transactions and therefore could be prevented from engaging in strategic or capital raising transactions.

FMC Technologies could recognize a taxable gain if the spin-off is determined to be part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in either FMC Technologies or JBT Corporation. Under the Code, any acquisitions of FMC Technologies or JBT Corporation within the four-year period beginning two years before the date of the spin-off are presumed to be part of such a plan. Regulations issued by the IRS, however, provide mitigating rules in many circumstances. Nonetheless, a merger, recapitalization or acquisition, or issuance or redemption of our common stock after the spin-off could, in some circumstances, be counted toward the 50% change of ownership threshold. The tax sharing agreement between FMC Technologies and us precludes us from engaging in some of these transactions unless we first obtain a tax opinion acceptable to FMC Technologies or an IRS ruling to the effect that such transactions will not result in additional taxes. The tax sharing agreement further requires us to indemnify FMC Technologies for any resulting taxes owed by FMC Technologies regardless of whether we first obtain such opinion or ruling. As a result, we may be unable to engage in strategic or capital raising transactions that stockholders might consider favorable or to structure potential transactions in the manner most favorable to us.

Our corporate governance documents, our rights plan and Delaware law may delay or discourage takeovers and business combinations that our stockholders might consider in their best interests.

Provisions in our amended and restated certificate of incorporation and by-laws may make it difficult and expensive for a third-party to pursue a tender offer, change-in-control or takeover attempt that is opposed by our management and Board of Directors. These provisions include, among others:

•	A Board that is divided into three classes with staggered terms;

•	Limitations on the right of stockholders to remove directors;

•	The right of our Board to issue preferred stock without stockholder approval;

•	Inability of our stockholders to act by written consent; and

•	Rules regarding how stockholders may present proposals or nominate directors at stockholders meetings.

Public stockholders who might desire to participate in this type of transaction may not have an opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change-in-control or a change in our management or Board and, as a result, may adversely affect the marketability and market price of our common stock.

In addition, we have adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires, or begins a tender or exchange offer that could result in such person acquiring 15% or more of our common stock, without approval of our Board under specified circumstances, our other stockholders will have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. Therefore, the rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board, except pursuant to any offer conditioned on a substantial number of rights being acquired.

We are also subject to the provisions of Delaware law described below regarding business combinations with interested stockholders. Section 203 of the Delaware General Corporation Law applies to a broad range of business combinations between a Delaware corporation and an interested stockholder. The Delaware law definition of “business combination” includes mergers, sales of assets, issuances of voting stock and certain other transactions. An “interested stockholder” is defined as any person who owns, directly or indirectly, 15% or more of the outstanding voting stock of a corporation.

Section 203 prohibits a corporation from engaging in a business combination with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless:

•

The Board approved the business combination before the stockholder became an interested stockholder, or the Board approved the transaction that resulted in the stockholder becoming an interested stockholder;

•

Upon completion of the transaction which resulted in the stockholder becoming an interested stockholder, such stockholder owned at least 85% of the voting stock outstanding when the transaction began other than shares held by directors who are also officers and other than shares held by certain employee stock plans; or

•

The Board approved the business combination after the stockholder became an interested stockholder and the business combination was approved at a meeting by at least two-thirds of the outstanding voting stock not owned by such stockholder.

Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease executive offices totaling approximately 18,000 square feet in Chicago, Illinois. We believe that our properties and facilities meet our current operating requirements and are in good operating condition and that each of our significant manufacturing facilities is operating at a level consistent with the industries in which we operate. The following are significant production facilities for our JBT FoodTech operations:

LOCATION	SQUARE FEET	LEASED OR OWNED
United States:
Madera, California	250,000	Owned
Lakeland, Florida	225,000	Owned
Sandusky, Ohio	140,000	Owned
International:
St. Niklaas, Belgium	289,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased
Araraquara, Brazil	125,000	Owned
Parma, Italy	72,000	Owned
Cape Town, South Africa	38,000	Leased
Ningbo, China	28,000	Leased

The significant production properties for our JBT AeroTech operations are listed below:

LOCATION	SQUARE FEET	LEASED OR OWNED
United States:
Orlando, Florida	253,000	Owned
Ogden, Utah	220,000	Owned/Leased
Chalfont, Pennsylvania	67,000	Leased
International:
Madrid, Spain	258,000	Owned
Juarez, Mexico	33,000	Leased
Leicestershire, UK	15,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

Pursuant to the Separation Agreement we entered into with FMC Technologies, as of the time of our separation from FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to separation. Although FMC Technologies may remain the named defendant in certain of these proceedings, we will manage the litigation and are required to indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

We are involved in other legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole will have a material adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol JBT. Market information with respect to the high and low sales price for our common stock on a per share basis for the third and fourth fiscal quarters of 2008 is incorporated herein by reference from Note 19 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As of February 27, 2009, there were 4,231 holders of record of JBT Corporation’s common stock. On March 10, 2009, the last reported sales price of our common stock on the New York Stock Exchange was $9.76.

Dividends

In the fourth quarter of 2008, we declared a quarterly cash dividend of $0.07 per common share. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are subject to Board of Directors approval and depend on future earnings, financial condition, capital requirements, financial covenants, industry practice and other factors our Board deems relevant.

Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P SmallCap 600 Stock Index and (ii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

CUMULATIVE TOTAL RETURN

Based upon an initial investment of $100 on July 31, 2008

with dividends reinvested

	7/31/08	8/31/08	9/30/08	10/31/08	11/30/08	12/31/08
John Bean Technologies Corporation	$100	$90	$87	$58	$61	$57
S&P SmallCap 600	$100	$104	$97	$78	$69	$73
Russell 2000	$100	$104	$95	$76	$67	$70

In accordance with SEC rules, the information contained in the Stock Performance Graph above, shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A or 14C, other than as provided under Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Equity Compensation Plan Information

As of December 31, 2008, our securities authorized for issuance under equity compensation plans were as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	175,966	$2.52	3,524,034
Equity compensation plans not approved by security holders	—		—

Total	175,966	$2.52	3,524,034

(1)	The JBT Corporation Incentive Compensation and Stock Plan provides for the award of common stock, stock options, stock appreciation rights, restricted stock and stock units (collectively, “Awards”) to our officers, employees, directors and consultants. The plan provides for a maximum of 3,700,000 common shares to be issued as Awards, subject to adjustment as provided under the terms of the plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data about us for the most recent five fiscal years. The historical financial and other data have been prepared on a consolidated and combined basis derived from our consolidated and combined financial statements using the historical results of operations and bases of the assets and liabilities of our businesses and give effect to allocations of expenses from FMC Technologies, our former parent. For periods prior to the Separation, the historical combined statement of income data set forth below do not reflect changes that occurred in the operations and funding of our company as a result of our spin-off from FMC Technologies. The historical consolidated balance sheet data set forth below reflect the assets and liabilities that existed as of the dates and the periods presented.

The selected consolidated financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the historical financial statements and the accompanying notes thereto included elsewhere in this report. The consolidated statements of operations and cash flow data for each of the three years in the period ended December 31, 2008 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report, and should be read in conjunction with those consolidated financial statements and the accompanying notes. The consolidated balance sheet data as of December 31, 2006 and 2005 and the consolidated statement of operations for the year ended December 31, 2005 were derived from audited consolidated financial statements that are not presented in this report. The consolidated statement of operations for the year ended December 31, 2004 and the consolidated balance sheet data as of December 31, 2004 were derived from our unaudited financial statements. In management’s opinion, these unaudited consolidated financial statements have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial data for the periods presented.

The financial information presented below may not reflect what our results of operations, cash flows and financial position would have been had we operated as a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future. In addition, the Risk Factors section of Item 1A of this report includes a discussion of risk factors that could impact our future results of operations.

	Years Ended December 31,
	2008	2007	2006	2005	2004
(In millions, except per share data)					Unaudited
Income Statement Data:
Revenue:
JBT FoodTech	$584.0	$594.1	$496.2	$497.4	$473.7
JBT AeroTech	446.9	386.0	348.7	326.7	272.1
Other revenue and intercompany eliminations	(2.8)	(2.1)	(0.6)	(0.8)	(0.6)

Total revenue	$1,028.1	$978.0	$844.3	$823.3	$745.2

Cost of sales	$776.3	$740.8	$631.1	$624.8	$565.2
Selling, general and administrative expense	152.9	153.8	146.7	138.9	126.7
Research and development expense	22.0	18.7	16.2	18.0	17.8

Total costs and expenses	951.2	913.3	794.0	781.7	709.7
Other (expense) income, net	(6.6)	(3.6)	0.1	0.7	1.4
Income from continuing operations before net interest and income taxes	70.3	61.1	50.4	42.3	36.9
Net interest (expense) income	(3.8)	0.5	0.4	0.1	0.1

Income from continuing operations before income taxes	66.5	61.6	50.8	42.4	37.0
Provision for income taxes	22.4	21.5	16.0	16.0	16.9

Income from continuing operations	44.1	40.1	34.8	26.4	20.1
Income (loss) from discontinued operations, net of income taxes	0.1	(3.7)	(0.2)	(1.9)	(3.8)

Net income	$44.2	$36.4	$34.6	$24.5	$16.3

Diluted Earnings Per Share (1):
Income from continuing operations	$1.59	$1.45	$1.26	$0.96	$0.73
Net income	$1.59	$1.32	$1.26	$0.89	$0.59
Diluted weighted average shares outstanding	27.8	27.5	27.5	27.5	27.5
Common Stock Price Range:
High	$14.50	$—	$—	$—	$—
Low	$5.86	$—	$—	$—	$—
Cash dividends declared	$0.07	$—	$—	$—	$—
Balance Sheet Data (at period end):
Total assets	$591.3	$573.9	$516.6	$493.5	$493.9
Long-term debt, less current portion	185.0	—	—	0.2	0.3

	Years Ended December 31,
	2008	2007	2006	2005	2004
(In millions)					Unaudited
Other Financial Information:
Capital expenditures	$22.9	$23.0	$22.7	$21.6	$20.7
Cash flows provided by continuing operating activities	$81.8	$39.0	$96.3	$54.0	$35.7
Order backlog (unaudited)	$295.3	$398.4	$322.1	$227.8	$259.3

(1)	For all periods prior to July 31, 2008, the date of our spin-off from FMC Technologies, the number of diluted shares being used is the number of shares outstanding on July 31, 2008, as our common stock was not traded prior to July 31, 2008 and there were no outstanding equity awards of JBT Corporation in the prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a global technology solutions provider for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have established a large installed base of food processing equipment as well as airport equipment and have built a strong global presence with manufacturing, sourcing, sales and service organizations located on six continents to support our equipment that has been delivered to more than 100 countries.

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market position and improves our results. We serve customers from around the world. During 2008, more than half of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

Separation from FMC Technologies

Prior to our spin-off from FMC Technologies, we were a wholly-owned subsidiary of FMC Technologies operating under the name of FMC FoodTech, Inc. As part of the plan to separate into two independent publicly-traded companies, FMC Technologies changed our name to John Bean Technologies Corporation and transferred to us the equity interests of the entities that held all of the assets and liabilities of its Airport Systems business and FoodTech related businesses. On July 31, 2008, FMC Technologies distributed all of its shares of JBT Corporation to its shareholders at a ratio of .216 of a share of JBT Corporation common stock for every share of FMC Technologies common stock held on the record date of July 22, 2008 (the “Separation”).

Our financial statements reflect the consolidated operations of JBT Corporation as an independent, publicly-traded company subsequent to the Separation and historical results of operations and basis of the assets and liabilities of the transferred businesses, including allocations from FMC Technologies, prior to the Separation. Allocated expenses include general and administrative services such as accounting, treasury, tax, legal, human resources, information technology and other corporate and infrastructure services. Many assets, liabilities and expenses could be specifically identified with JBT Corporation businesses or personnel and were directly allocated. To the extent amounts could not be specifically identified and allocated, we primarily used JBT Corporation’s proportion of total FMC Technologies’ revenue as a reasonable allocation method. Allocations have been determined on the basis of assumptions and estimates that management believes to be a reasonable reflection of JBT Corporation’s utilization of those services. These allocations and estimates, however, are not necessarily indicative of our actual results had we been operating as a stand-alone company during the periods presented.

Our capital structure and financial condition significantly changed at the date of the Separation. We paid FMC Technologies $189.4 million in connection with the Separation, which we funded through issuance of unsecured debt. Additionally, in preparation for the Separation, FMC Technologies remeasured the obligations and assets of its U.S. pension and postretirement plans as of June 30, 2008 and on the date of the Separation distributed to us $209.8 million of projected pension and postretirement benefit obligations and $169.0 million of pension plan assets related to our employees and retirees.

The financial statements prior to the Separation do not reflect the debt or interest expense JBT Corporation might have incurred if we were a stand-alone company. In addition, the financial statements may not necessarily reflect what our results of operations, financial position and cash flows will be in the future or would have been as a stand-alone company during the periods presented.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
($ in millions)
Revenue:
Product revenue	$900.8	$864.6	$755.4	$36.2	$109.2
Service revenue	127.3	113.4	88.9	13.9	24.5

Total revenue	1,028.1	978.0	844.3	50.1	133.7
Costs and expenses:
Cost of products	683.9	657.4	567.9	26.5	89.5
Cost of services	92.4	83.4	63.2	9.0	20.2
Selling, general and administrative expense	152.9	153.8	146.7	(0.9)	7.1
Research and development expense	22.0	18.7	16.2	3.3	2.5

Total costs and expenses	951.2	913.3	794.0	37.9	119.3
Other (expense) income, net	(6.6)	(3.6)	0.1	(3.0)	(3.7)
Net interest (expense) income	(3.8)	0.5	0.4	(4.3)	0.1

Income before income taxes	66.5	61.6	50.8	4.9	10.8
Provision for income taxes	22.4	21.5	16.0	0.9	5.5

Income from continuing operations	44.1	40.1	34.8	4.0	5.3
Income (loss) from discontinued operations, net of income taxes	0.1	(3.7)	(0.2)	3.8	(3.5)

Net income	$44.2	$36.4	$34.6	$7.8	$1.8

2008 Compared with 2007

Our total revenue increased $50.1 million (approximately 5%) in the twelve months ended December 31, 2008 compared to 2007. Higher levels of air traffic in 2007 drove high demand for JBT AeroTech equipment resulting in a strong backlog at the end of 2007. Increased sales of gate equipment to airlines and airport authorities and ground support equipment to air freight and ground handling companies contributed approximately $44.9 million in incremental product revenue. However, the downturn in the economic environment had a negative impact on sales of our food processing equipment, resulting in a decrease in revenue of $24.9 million. Lower sales of food processing equipment were primarily due to lower demand for freezing and protein processing equipment from meat, dairy and other ready-to-eat meal processors, particularly in North America. Our service revenue increased by $13.9 million in the twelve months ended December 31, 2008 compared to 2007. We executed new contracts with major U.S. airport authorities and expanded services and the amount of aftermarket products and parts we provide to our large base of freezing and protein processing customers. Favorable changes in foreign currency exchange rates contributed approximately $15.5 million in increased revenue.

Although cost of sales were higher in the twelve months ended December 31, 2008 compared to 2007, gross profit (revenue less cost of sales) increased by $14.6 million, as gross profit margins improved slightly from 24.3% in 2007 to 24.5% in 2008.

Selling, general and administrative expenses were $0.9 million lower in the twelve months ended December 31, 2008 compared to 2007. Excluding the unfavorable impact of foreign currency translation, selling, general and administrative expenses decreased by $3.6 million. We were able to better leverage selling, general and administrative expenses as selling, general and administrative expenses decreased as a percentage of revenue from 15.7% in 2007 to 14.9% in 2008.

Other (expense) income, net, reflects primarily gains and losses related to foreign currency transactions and gains and losses on investments in our non-qualified deferred compensation plan. In the twelve months ended December 31, 2008, we had a loss of $3.2 million on the investments. The remaining increase in other expense, net in 2008 compared to 2007 was driven primarily by the recent strengthening of the U.S. dollar.

Net interest expense was $3.8 million in 2008 compared to net interest income of $0.5 million in 2007. The expense in 2008 reflects five months of interest expense on senior unsecured notes we issued and the credit facility we entered into in connection with the Separation. We did not have significant amounts of debt outstanding in the periods prior to the Separation.

Income tax expense for the year ended December 31, 2008 resulted in an effective income tax rate of 33.7%, compared to an effective rate of 34.9% for 2007. The decrease in the effective tax rate was primarily attributable to the geographical mix of earnings in lower taxed jurisdictions.

2007 Compared with 2006

Revenue increased by $133.7 million (more than 15%) in the twelve months ended December 31, 2007 compared to 2006. Increased sales of equipment and services provided to producers of in-container food products drove revenue higher by approximately $20.0 million. This higher demand was for new efficient solutions for customers’ increased use of unique product packaging. Increased demand for freezing solutions from bakery markets and other ready-to-eat meal food processors contributed approximately $17.0 million in higher revenue. This higher demand was a function of increased demand for frozen ready-to-eat meals, particularly in Europe. New long-term contracts were executed for a variety of JBT AeroTech equipment and services to commercial airlines, airport authorities and the U.S. government. Air traffic trended upward compared to 2006, creating higher demand for loaders and other ground support equipment used by airports and airlines, driving approximately $33.0 million in higher revenue. Approximately $36.0 million of the increase in sales resulted from translating foreign currency revenue into U.S. dollars at a different rate in 2007 compared to 2006.

Cost of sales were greater in 2007 compared to 2006, however gross profit (sales less cost of sales) increased by $24.0 million in 2007 compared to 2006. This was primarily a result of higher demand for comprehensive food processing solutions with multiple components. However, increased outsourced components negatively impacted gross profit margins which declined from 25.3% in 2006 to 24.3% in 2007.

Selling, general and administrative expenses grew by 5%, which largely reflected the impact of foreign currency translation. As a percentage of sales, selling, general and administrative expenses declined from 17.4% of sales in 2006 to 15.7% of sales in 2007, reflecting leverage from higher sales volume and the absence of system implementation costs incurred in 2006.

Other (expense) income, net, reflected foreign currency related gains and losses. With more than 50% of our revenue and expenses generated outside of the U.S., we mitigate the impact of currency fluctuations on our operating results by entering into derivative instruments. Our procedures are designed to mitigate, but not entirely eliminate, the foreign currency fluctuations. The loss was driven primarily by the weakening of the U.S. dollar against European currencies.

Income tax expense for the year ended December 31, 2007 resulted in an effective income tax rate of 34.9%, compared to an effective rate of 31.5% for 2006. The increase in effective tax rate is attributable to changes in the distribution of global earnings across the jurisdictions in which we operate and also reflects both incremental tax benefit in 2006 related to the reversal of a valuation allowance and incremental tax expense recorded in 2007 related to the repatriation of foreign earnings.

Discontinued Operations

We have reported two businesses within discontinued operations, one of which was sold in 2007 for a gain, net of tax, of $3.1 million. Offsetting this gain were operating losses of $7.3 million, including restructuring expenses and asset valuation provisions of $4.5 million from a second discontinued business which ceased operations in the first quarter of 2008.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
($ in millions)
Revenue
JBT FoodTech	$584.0	$594.1	$496.2	$(10.1)	$97.9
JBT AeroTech	446.9	386.0	348.7	60.9	37.3
Other revenue and intercompany eliminations	(2.8)	(2.1)	(0.6)	(0.7)	(1.5)

Total revenue	$1,028.1	$978.0	$844.3	$50.1	$133.7

Income before income taxes
Segment operating profit:
JBT FoodTech	$60.2	$55.0	$46.3	$5.2	$8.7
JBT AeroTech	38.5	32.4	27.1	6.1	5.3

Total segment operating profit	98.7	87.4	73.4	11.3	14.0
Corporate items:
Corporate expense	(15.0)	(11.3)	(12.0)	(3.7)	0.7
Other expense, net	(13.4)	(15.0)	(11.0)	1.6	(4.0)
Net interest (expense) income	(3.8)	0.5	0.4	(4.3)	0.1

Total corporate items	(32.2)	(25.8)	(22.6)	(6.4)	(3.2)

Income from continuing operations before income taxes	66.5	61.6	50.8	4.9	10.8
Provision for income taxes	22.4	21.5	16.0	0.9	5.5

Income from continuing operations	44.1	40.1	34.8	4.0	5.3
Income (loss) from discontinued operations, net of income taxes	0.1	(3.7)	(0.2)	3.8	(3.5)

Net income	$44.2	$36.4	$34.6	$7.8	$1.8

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense associated with corporate investments and income taxes. During the third quarter of 2008, we changed the method we use to measure segment operating profit by excluding gains and losses on derivatives related to foreign currency exposure, which we describe in Note 2 of the notes to our consolidated financial statements included in Item 8 of this Annual Report. As a result, all prior year measurements of segment operating profit have been restated for comparative purposes.

JBT FoodTech

2008 Compared with 2007

JBT FoodTech’s revenue decreased by $10.1 million in the twelve months ended December 31, 2008 compared to 2007. Excluding the favorable impact of foreign currency translation, revenue decreased by $24.9 million. The downturn in the economic environment in North America affected the demand for our freezing and protein processing equipment resulting in a decrease of $31.4 million in sales to customers in all food markets except the poultry market, where sales increased by $9.0 million. Increased demand for our freezing and protein processing equipment in Europe partially offset the decrease in North America and contributed $10.0 million in incremental revenue. Lower demand for our tomato and fruit processing equipment resulted in a decrease in revenue of $11.4 million, which was partially offset by $7.7 million of incremental revenue due to higher demand for our citrus processing equipment. Lower demand for our in-container food processing equipment resulted in a decrease in revenue of $9.6 million.

JBT FoodTech’s operating profit increased by $5.2 million in the twelve months ended December 31, 2008 compared to 2007. Improved gross profit margins contributed $6.9 million in higher profits as we provided more aftermarket products, parts and services, which were partially offset by $5.1 million due to a decrease in equipment sales. Additionally, a decrease of $3.2 million in selling, general and administrative expenses was partially offset by an increase of $1.0 million in research and development costs. Foreign currency translation of revenue and operating expenses had a favorable impact of $1.1 million.

2007 Compared with 2006

JBT FoodTech’s revenue increased by $97.9 million in the twelve months ended December 31, 2007 compared to 2006. Demand for comprehensive food processing solutions increased, as customers showed a preference for working with a single supplier offering multiple equipment for an integrated processing line. There was growing demand from customers in the bakery, ready meal and poultry segments, leading to a $27.3 million increase in revenue for freezing and protein processing equipment. Increased demand for food processing equipment driven by new products, coupled with increasing acceptance of fruit-based beverages, compared to a much lower market demand worldwide in 2006, drove $32.5 million in incremental revenue. In addition, foreign currency translation resulted in $29.6 million in incremental revenue.

JBT FoodTech’s operating profit in the twelve months ended December 31, 2007 increased by $8.7 million compared to 2006. Higher sales volume contributed $26.8 million in higher profits, which was partially offset by $13.3 million from margin declines resulting from a change in sales mix. As more customers demanded broader product offerings from a single supplier, 2007 volume consisted of a higher proportion of outsourced equipment, which yielded a lower margin than internally manufactured products. In addition, growth in the bakery segment had a high content of lower margin manufactured equipment. Selling, general and administrative costs increased $4.8 million in 2007 compared to 2006, most of which represents foreign currency translation.

JBT AeroTech

2008 Compared with 2007

JBT AeroTech’s revenue increased by $60.9 million in the twelve months ended December 31, 2008 compared to 2007. Higher levels of air traffic in 2007 drove higher demand for our products, which resulted in a strong backlog at the end of 2007 compared to year-end 2006. These orders were converted into sales in 2008 which resulted in higher revenue for ground support equipment, contributing $18.3 million of incremental revenue, and passenger boarding bridges and related gate equipment, contributing $26.6 million in incremental revenue. Additionally, the continuing trend by airport authorities and airlines to outsource maintenance and other non-core services contributed $8.5 million of incremental revenue. Increased shipments of our Halvorsen cargo loaders and services provided to various branches of the U.S. Department of Defense and foreign governments contributed $7.2 million of incremental revenue in 2008 compared to 2007.

JBT AeroTech’s operating profit increased by $6.1 million in the twelve months ended December 31, 2008 compared to 2007. Higher sales volume contributed $12.7 million in higher profits, which were partially offset by $2.7 million due to higher steel costs, an increase of $2.1 million in selling costs primarily due to commissions paid and an increase of $1.8 million in research and development costs, primarily for energy-efficient improvements. Gross profit margins declined slightly, while operating profit margins improved slightly as we were able to better leverage selling, general and administrative expenses.

2007 Compared with 2006

JBT AeroTech’s revenue increased by $37.3 million in the twelve months ended December 31, 2007 compared to 2006. Air traffic trended upward, creating higher demand for airline ground support equipment and increasing revenue by $23.3 million. In addition, the continuing trend by airport authorities and airlines to outsource maintenance services contributed to a $9.5 million increase in revenue.

JBT AeroTech’s operating profit increased by $5.3 million for the twelve months ended December 31, 2007 compared to 2006. The profit improvement was a result of higher revenue, partly offset by higher warranty and other product expenses related to the volume increase. Selling, general and administrative expenses increased from 2006, although at a lower rate than the revenue increase, due to our ability to leverage the higher volumes. Increased expenses were due to higher commissions on increased sales volumes and higher costs for sales and administrative staff to support future growth. We also invested more funds in research and development activities, primarily for improvements to ground support equipment, including development of electric powered equipment.

Corporate Items

2008 Compared with 2007

Corporate expense increased by $3.7 million in the twelve months ended December 31, 2008 compared to 2007, reflecting higher stand-alone corporate costs since the Separation and onetime costs in establishing the Corporate office.

Other expense, net, decreased primarily reflecting $3.0 million in lower stand-alone stock-based and other compensation costs since the Separation which were offset by an increase in $1.4 million in foreign currency exchange rate losses. With more than 50% of our revenue and expenses generated outside of the U.S., we mitigate the impact of currency fluctuations on our operating results by entering into derivative instruments. In the third quarter of 2008, we elected to discontinue designating our new foreign currency derivative instruments as hedging instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of derivative instruments that are not designated as hedging instruments are recognized in earnings in the periods the change occurs, not necessarily when the underlying transaction impacts earnings. The majority of our derivative instruments hedge revenue denominated in a currency other than a business unit’s functional currency. Had we applied hedge accounting to these derivatives, the periodic gains or losses would be deferred until the non-functional-currency revenue was recognized. We anticipate our earnings will fluctuate as unrealized gains and losses on derivatives may be recognized in a period other than the period in which the underlying transactions impact earnings. The magnitude of fluctuation will be dependent upon currency exchange rates, particularly among the U.S. dollar, the euro, the pound sterling, the Swedish krona, the Brazilian real, and the Australian dollar, and the length of time derivatives are held prior to completion of the underlying hedged contract.

Net interest expense was $3.8 million in 2008 compared to net interest income of $0.5 million in 2007. The expense in 2008 reflects five months of interest expense on debt incurred as a result of the Separation.

2007 Compared with 2006

Corporate items increased by $3.2 million for the twelve months ended December 31, 2007 compared to 2006 primarily due to an increase of $2.6 million in foreign currency exchange related losses. With more than 50% of our revenue and expenses generated outside of the U.S, we mitigate the impact of currency fluctuations on our operating results by entering into derivative instruments. Our procedures are designed to mitigate, but not entirely eliminate, the foreign currency fluctuations. Partially offsetting these expenses were lower incentive compensation expenses for corporate staff in 2007 compared to 2006.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Year Ended December 31,
(In millions)	2008	2007
JBT FoodTech	$570.2	$596.8
JBT AeroTech	358.8	457.6
Intercompany eliminations	(3.9)	(0.1)

Total inbound orders	$925.1	$1,054.3

Inbound orders in the twelve months ended December 31, 2008 decreased by $129.2 million compared to the same period in 2007. The decrease was primarily driven by a decrease in orders for our freezing and protein processing equipment in our JBT FoodTech segment and ground support equipment in our JBT AeroTech segment in the second half of 2008 compared to the same period in 2007.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
	December 31,
(In millions)	2008	2007
JBT FoodTech	$152.8	$167.3
JBT AeroTech	142.6	230.7
Intercompany eliminations	(0.1)	0.3

Total order backlog	$295.3	$398.4

JBT FoodTech’s order backlog at December 31, 2008 decreased by $14.6 million compared to December 31, 2007, due to completion of major poultry orders existing at December 31, 2007. We expect to convert the entire JBT FoodTech backlog at December 31, 2008 into revenue during 2009.

JBT AeroTech’s order backlog at December 31, 2008 decreased by $88.1 million compared to December 31, 2007. Orders for ground support equipment are down due to industry and economic conditions facing airline and air freight industries. Orders for our Jetway® passenger boarding bridges are down partially due to timing of orders, which we received in the first quarter of 2009. We expect to convert approximately 84 percent of the JBT AeroTech backlog at December 31, 2008 into revenue during 2009.

Unaudited Pro Forma Consolidated Financial Data

The unaudited pro forma consolidated financial information presented below has been derived from our unaudited historical condensed consolidated financial statements as of and for the year ended December 31, 2008. This unaudited pro forma consolidated financial information should be read in conjunction with the Consolidated Results of Operations and the audited consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

The unaudited pro forma consolidated statement of income for the year ended December 31, 2008 reflects adjustments to our historical financial statements to present our results as if the spin-off occurred on January 1, 2008. These adjustments include the effect of financing our payment of $189.4 million to FMC Technologies in connection with our separation from FMC Technologies.

Unaudited Pro Forma Consolidated Statement of Income

	Year Ended December 31, 2008
	Historical	Adjustments		Pro Forma
(In millions, except per share data)
Revenue:
Product revenue	$900.8	$—		$900.8
Service revenue	127.3	—		127.3

Total revenue	1,028.1	—		1,028.1
Costs and expenses:
Cost of products	683.9	—		683.9
Cost of services	92.4	—		92.4
Selling, general and administrative expense	152.9	—		152.9
Research and development expense	22.0	—		22.0

Total costs and expenses	951.2	—		951.2
Other (expense) income, net	(6.6)	—		(6.6)
Net interest (expense) income	(3.8)	(6.4	)(1)	(10.2)

Income before income taxes	66.5	(6.4)		60.1
Provision for income taxes	22.4	(2.4	)(1)	20.0

Income from continuing operations	$44.1	$(4.0)		$40.1
Income from continuing operations per common share
Basic	$1.60			$1.46
Diluted	$1.59			$1.44
Weighted average shares outstanding
Basic	27.5			27.5
Diluted	27.8			27.8

Notes to Unaudited Pro Forma Consolidated Statement of Income

(1)	In connection with the Separation, we paid FMC Technologies $189.4 million, which was funded through issuance of unsecured debt. Pro forma results include an estimate of interest expense that we would have incurred had the spin-off occurred on January 1, 2008. Interest expense is based on $189.4 million of debt at the interest rate applicable on July 31, 2008, which includes the interest rate impact of the interest rate swap and senior unsecured notes we issued in June and July of 2008, or 5.8%, for all periods prior to the Separation. Related income tax impact has been estimated using a rate of 37%.

Outlook

We anticipate a continued and broad based weakness in worldwide markets through 2009. Although the impact will not be the same across all of our product lines, the global economic slowdown nonetheless will have a negative affect on our financial results in 2009. With the highly volatile foreign currency markets and uncertain worldwide credit markets, it is extremely difficult to provide an accurate estimate.

We expect increased pension expense in 2009 of approximately $2 million. Interest expense for 2009 is expected to be approximately $10.0 million and our full year effective tax rate is expected to be approximately 34% to 36%.

We have provided an unaudited pro forma consolidated statement of income elsewhere in this report for comparative purposes. The pro forma statements adjust our historical results to include an estimate of interest expense we would have incurred had the spin-off occurred on January 1, 2008. The pro forma interest expense for the seven months ended July 31, 2008 was $6.4 million ($4.0 million after tax). Therefore, including incremental pro forma interest expense of $6.4 million, our pro forma diluted earnings per share were $1.44.

Liquidity and Capital Resources

Our Separation from FMC Technologies was completed on July 31, 2008. As an independent publicly-owned company, our capital structure and sources of liquidity have changed significantly. Since the Separation, our primary sources of liquidity have been and will continue to be cash provided from operating activities and credit facilities. We believe our cash flows from operations and our credit facilities will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors.

New Financing Arrangements

On July 31, 2008, we obtained $75 million in proceeds by issuing 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments. The note purchase agreement contains customary covenants including leverage and interest coverage ratios. The leverage ratio covenant restricts the amount of Consolidated Total Indebtedness we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase agreement. The interest coverage ratio covenant restricts the amount of Consolidated Interest Expense we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase agreement. We do not have a covenant related to our net worth.

Additionally, on July 31, 2008, we entered into a $225 million, 5-year revolving credit facility. The revolving credit facility contains customary covenants including similar leverage and interest coverage ratios and also limits the annual amounts we may spend on dividends and capital expenditures. We do not expect that these restrictions will impair or limit our current expectations for dividends and capital expenditures. Borrowings under the revolving credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio as defined in the credit agreement. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of December 31, 2008, there was $110 million outstanding and approximately $95 million available on the revolving credit facility.

As of December 31, 2008, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

We also have an interest rate swap related to interest payments on $50 million of our variable rate borrowings from July 31, 2008 to January 29, 2010 and $25 million of our variable rate borrowings from January 30, 2010 to January 31, 2011. The effect of the interest rate swap, which was acquired on June 30, 2008, is to fix the effective annual interest rate of these variable rate borrowings at 3.675% plus the margin dependent on our leverage ratio.

The proceeds from issuance of the notes and the draw on the revolving credit facility were used to fund a $189.4 million payment to FMC Technologies in conjunction with the Separation.

Liquidity

Cash flows for each of the years in the three-year period ended December 31, 2008 were as follows:

	Year ended December 31,
(In millions)	2008	2007	2006
Cash provided by continuing operating activities	$81.8	$39.0	$96.3
Cash required by continuing investing activities	(25.3)	(19.9)	(19.6)
Cash required by financing activities	(22.1)	(23.2)	(68.9)
Cash provided (required) by discontinued operations	0.7	2.5	(0.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	0.8	0.5

Increase (decrease) in cash and cash equivalents	$34.1	$(0.8)	$7.6

Operating Cash Flows

We generated $81.8 million in cash flows from continuing operating activities during the twelve months ended December 31, 2008, representing a $42.8 million increase compared to 2007. The increase is primarily attributable to improved utilization of working capital. Cash outflows for working capital in 2007 were approximately $41.7 million compared to approximately $1.6 million in 2008. The record high order backlog at the end of 2007 drove the cash outflows for working capital in 2007 and was the primary driver of cash inflows due to cash receipts for accounts receivable collections in 2008. Our cash flows from continuing operating activities in 2007 were $57.3 million lower than in 2006. The decrease was primarily attributable to cash outflows for working capital.

Investing Cash Flows

Our annual capital spending typically ranges from $20.0 million to $25.0 million. Majority of our spending supports the maintenance and upgrading of our installed base of leased equipment.

Financing Cash Flows

Cash used in financing activities was $22.1 million, $23.2 million and $68.9 million in each of the twelve months ended December 31, 2008, 2007 and 2006, respectively. The financing activities in 2008 reflect the payments made to FMC Technologies in connection with our Separation and the issuances and payments on the new financing arrangements described above. Prior to the Separation, FMC Technologies managed our financial resources, including borrowings. As such, our financing activities were limited to capital transactions with FMC Technologies. Cash from operations were swept to FMC Technologies, and because we had positive operating cash flows, we had cash outflows as distributions to FMC Technologies for the periods prior to the Separation.

Discontinued Operations Cash Flows

Our discontinued businesses ceased operations in 2007 and were sold in 2007 and 2008. Minimal cash flows are expected for 2009.

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. On February 24, 2009, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock, or approximately $1.9 million. The dividend will be paid on March 27, 2009 to stockholders of record at the close of business on March 6, 2009. We estimate that we will pay $10.0 million in interest under our financing agreements in 2009. We project that we will contribute approximately $16.5 million in 2009 to our pension plans, although we are not currently required to fund our U.S. pension plan.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit agreements.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2008:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Contractual Obligations
Long-term debt (a)	$185.6	$0.6	$—	$110.0	$75.0
Operating leases	16.1	3.9	6.2	3.9	2.1
Capital leases	0.4	0.2	0.2	—	—
Unconditional purchase obligations (b)	35.4	30.0	5.4	—	—
Pension and other postretirement benefits (c)	16.5	16.5	—	—	—

Total contractual obligations	$254.0	$51.2	$11.8	$113.9	$77.1

(a)	Our available long-term debt is dependent upon our compliance with certain customary covenants, including leverage and interest coverage ratios. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements.
(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our combined statements of income.
(c)	We expect to make $16.5 million in contributions to our pension and other postretirement benefit plans during 2009. This amount includes discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

The following is a summary of other off-balance sheet arrangements at December 31, 2008:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Other Off-Balance Sheet Arrangements
Letters of credit and bank guarantees	$29.7	$26.7	$2.3	$0.1	$0.6
Surety bonds	33.0	28.7	4.3	—	—

Total other off-balance sheet arrangements	$62.7	$55.4	$6.6	$0.1	$0.6

To provide required security regarding our performance on certain contracts, we provide letters of credit, surety bonds and bank guarantees, for which we are contingently liable. In order to obtain these financial instruments, we pay fees to various financial institutions in amounts competitively determined in the marketplace. Our ability to generate revenue from certain contracts is dependent upon our ability to obtain these off-balance sheet financial instruments.

Our off-balance sheet financial instruments may be renewed, revised or released based on changes in the underlying commitment. Historically, our commercial commitments have not been drawn upon to a material extent; consequently, management believes it is not likely that there will be claims against these commitments that would result in a negative impact on our key financial ratios or our ability to obtain financing.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions about matters that are inherently uncertain. On an ongoing basis, our management re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this disclosure. We believe that the following are the critical accounting estimates used in preparing our financial statements.

Revenue Recognition

We derive a portion of our revenue from multiple element arrangements. This requires that we determine whether the deliverables in these arrangements should be treated as separate units of accounting for revenue recognition purposes and, if so, how the contract price should be allocated to each element. We analyze our contracts to determine the appropriate accounting. We recognize revenue on separate deliverables under an arrangement when (a) the undelivered product or service is not essential to the functionality of the delivered product or service or (b) there is evidence of fair value of each undelivered product or service. Otherwise, revenue on delivered elements is deferred until undelivered elements are delivered. Our ability to continue to recognize revenue for separate deliverables may depend on the nature of changes to our products and services, if any, which may result in different conclusions regarding fair value or importance of undelivered elements to delivered items’ functionality. The allocation of contract revenue to the various elements does not change the total revenue recognized from a transaction, but impacts the timing of revenue recognition.

Inventory Valuation

Inventory is recorded at the lower of cost or net realizable value. In order to determine net realizable value, we evaluate each component of inventory on a regular basis to determine whether it is excess or obsolete. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of sales in the period in which it is identified. Our estimate of excess and obsolete inventory is a critical accounting estimate because it is highly susceptible to change from period to period. In addition, it requires management to make judgments about the future demand for inventory.

In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have not demonstrated usage within the most recent two-year period. This list is then reviewed with sales, production and materials management personnel to determine whether this list of potential excess or obsolete inventory items is accurate. Management considers as part of this evaluation whether there has been a change in the market for finished goods, whether there will be future demand for on-hand inventory items and whether there are components of inventory that incorporate obsolete technology. Then management assigns a reserve requirement, which is determined based on its assessment of cost recoverability, to the items on the candidate listing. As a result, our estimate of excess or obsolete inventory is sensitive to changes in assumptions about future demand for the inventory. Since the determination of the reserve requirement is based on management judgment rather than a formulaic approach, we are unable to quantify with a high level of precision the effect that a change in demand assumptions would have on management’s assessment of the excess and obsolete inventory reserve, although lower demand would result in an increase in excess and obsolete inventory.

Accounting for Income Taxes

In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our combined balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches, and customer sales commitments. Significant changes in the expected realizability of the net deferred tax assets would require that we adjust the valuation allowance, resulting in a change to net income.

As of December 31, 2008, we estimated that it is not likely that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. We have estimated that it is likely that we will generate future taxable income in the U.S. and most foreign jurisdictions, and have therefore not provided a valuation allowance against most of our deferred tax assets.

The deferred tax assets reported in the periods prior to the Separation reflect the tax structure and strategies implemented by FMC Technologies, which were designed to optimize FMC Technologies’ overall tax positions and not just the businesses being spun off.

Retirement Benefits

We provide most of our employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these retirement benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty attached to the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time.

We use third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on investment yields available and the historical performance of our plan assets. They are critical accounting estimates because they are subject to management’s judgment and can materially affect net income.

Pension expense was $6.4 million, $8.1 million and $8.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Pension expense reported in the periods prior to the Separation includes an allocation of expense from FMC Technologies.

The discount rate used affects the periodic recognition of the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds, and the timing of expected benefit payments may result in volatility in pension expense and pension liabilities.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, for a 50 basis point reduction in the discount rate, annual pension expense would increase by approximately $3.4 million before taxes. Holding other assumptions constant, for a 50 basis point increase in the discount rate, annual pension expense would decrease by approximately $3.4 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. Our estimated long-term rate of asset return at December 31, 2008 was approximately 8.5%. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results.

Our pension expense is sensitive to changes in our estimate of expected rate of return on plan assets. Holding other assumptions constant, an increase or decrease of 50 basis points in the expected rate of return on plan assets would increase or decrease annual pension expense by approximately $1.0 million before taxes.

Recently Issued Accounting Pronouncements

The discussion of recently issued accounting pronouncements is incorporated herein by reference from Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2008 and 2007, our derivative holdings consisted of foreign currency forward contracts, foreign currency instruments embedded in purchase and sale contracts and an interest rate swap agreement.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

When we sell or purchase products or services, transactions are frequently denominated in currencies other than an operation’s functional currency. When foreign currency exposures exist, we may enter into foreign exchange forward instruments with third parties to economically hedge foreign currency exposures. Our hedging policy reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements. We do not apply hedge accounting for our foreign currency forward instruments.

We economically hedge our net recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by fluctuations in foreign currency exchange rates. We expect any gains or losses in the hedging portfolio to be substantially offset by a corresponding gain or loss in the underlying exposure being hedged. We also economically hedge firmly committed anticipated transactions in the normal course of business. The majority of these hedging instruments mature during 2009. As of December 31, 2008, the following forward contracts were outstanding, in U.S. dollar equivalent:

(In millions)	Buy (Sell)
Euro	(30.0)
Swedish Krona	24.0
Japanese Yen	(17.0)
Canadian Dollar	(7.0)
Australian Dollar	7.0
Brazilian Real	(7.0)
British Pound	2.0

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. To the extent that our derivative instruments are hedging anticipated transactions, a 10% decrease in the value of the hedged currency would result in a decrease of approximately $4.1 million in net income as of December 31, 2008.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $110 million in variable rate debt outstanding at December 31, 2008. We have entered into a floating-to-fixed interest rate swap related to $50 million of our variable rate debt outstanding from July 31, 2008 to January 29, 2010 and $25 million of our variable rate debt outstanding from January 30, 2010 to January 31, 2011. The swap provides for payment at an average fixed interest rate of 3.675% plus a margin dependent on our leverage ratio until its maturity on January 31, 2011.

We use a sensitivity analysis to measure the impact on fair value of the interest rate swap of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $0.4 million in the net fair value of our interest rate swap at December 31, 2008. We account for the interest rate swap using hedge accounting where the fair value of the swap is recorded in other accumulated income and is amortized into income as variable interest expense is recorded.

At December 31, 2008 we had $60 million of unhedged variable rate debt. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 25 basis points, would result in an increase to interest expense of $0.2 million annually.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Director and Stockholders

John Bean Technologies Corporation:

We have audited the accompanying consolidated and combined balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of John Bean Technologies Corporation as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois

March 11, 2009

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006
Revenue:
Product revenue	$900.8	$864.6	$755.4
Service revenue	127.3	113.4	88.9

Total revenue	1,028.1	978.0	844.3
Costs and expenses:
Cost of products	683.9	657.4	567.9
Cost of services	92.4	83.4	63.2
Selling, general and administrative expense	152.9	153.8	146.7
Research and development expense	22.0	18.7	16.2

Total costs and expenses	951.2	913.3	794.0
Other (expense) income, net	(6.6)	(3.6)	0.1

Income before net interest expense and income taxes	70.3	61.1	50.4
Net interest (expense) income	(3.8)	0.5	0.4

Income from continuing operations before income taxes	66.5	61.6	50.8
Provision for income taxes	22.4	21.5	16.0

Income from continuing operations	44.1	40.1	34.8
Discontinued operations
Income (loss) from discontinued operations, net of income taxes	0.2	(6.8)	(0.2)
(Loss) gain on disposition of discontinued operations, net of income taxes	(0.1)	3.1	—

Income (loss) from discontinued operations, net of income taxes	0.1	(3.7)	(0.2)

Net income	$44.2	$36.4	$34.6

Basic earnings per share:
Income from continuing operations	$1.60	$1.45	$1.26
Income (loss) from discontinued operations	0.01	(0.13)	—

Net income	$1.61	$1.32	$1.26

Diluted earnings per share:
Income from continuing operations	$1.59	$1.45	$1.26
Income (loss) from discontinued operations	—	(0.13)	—

Net income	$1.59	$1.32	$1.26

Weighted average shares outstanding:
Basic	27.5	27.5	27.5
Diluted	27.8	27.5	27.5

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$43.6	$9.5
Trade receivables, net of allowances of $5.0 and $6.2, respectively	159.0	179.2
Inventories	123.0	147.2
Prepaid expenses	4.3	4.1
Deferred income taxes	6.7	6.1
Other current assets	20.4	21.3
Assets of discontinued operations	—	2.4

Total current assets	357.0	369.8
Investments	7.9	7.2
Property, plant and equipment, net of accumulated depreciation of $197.0 and $208.0, respectively	119.7	126.8
Goodwill	26.7	23.8
Intangible assets, net	18.6	21.2
Deferred income taxes	51.0	15.9
Other assets	10.4	9.2

Total Assets	$591.3	$573.9

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, trade and other	$67.2	$101.3
Advance and progress payments	92.9	105.3
Accrued payroll	32.0	33.7
Income taxes payable	6.1	7.7
Deferred income taxes	1.7	1.2
Other current liabilities	64.5	55.0
Liabilities of discontinued operations	—	2.0

Total current liabilities	264.4	306.2
Long-term debt, less current portion	185.0	—
Accrued pension and other postretirement benefits, less current portion	118.3	19.2
Deferred income taxes	6.0	6.9
Other liabilities	26.4	27.4
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 27,594,664 shares issued as of December 31, 2008; 27,539,510 shares outstanding as of December 31, 2008	0.3	—
Common stock held in treasury, at cost; 55,154 shares outstanding in 2008	(0.8)	—
Additional paid-in capital	41.9	—
Retained earnings	20.2	—
Parent company investment	—	218.3
Accumulated other comprehensive loss	(70.4)	(4.1)

Total Liabilities and Stockholders’ Equity	$591.3	$573.9

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$44.2	$36.4	$34.6
Loss (income) from discontinued operations, net of income taxes	(0.1)	3.7	0.2

Income from continuing operations	44.1	40.1	34.8
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	20.5	19.8	18.8
Amortization	5.0	5.3	4.4
Stock based compensation	8.4	8.6	7.8
Loss (gain) on disposal of assets	0.1	0.1	(1.1)
Other	10.6	7.4	3.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	4.2	(17.3)	14.1
Inventories	17.0	(32.0)	(11.5)
Accounts payable, trade and other	(32.0)	13.6	6.4
Advance payments and progress billings	(0.4)	(8.4)	11.3
Other assets and liabilities, net	4.3	1.8	8.3

Cash provided by continuing operating activities	81.8	39.0	96.3
Net cash provided (required) by discontinued operating activities	—	(5.3)	(0.3)

Cash provided by operating activities	81.8	33.7	96.0

Cash Flows From Investing Activities:
Acquisitions	(4.5)	—	—
Capital expenditures	(22.9)	(23.0)	(22.7)
Proceeds from disposal of assets	2.1	3.1	3.1

Cash required by continuing investing activities	(25.3)	(19.9)	(19.6)
Cash provided (required) by discontinued investing activities	0.7	7.8	(0.4)

Cash required by investing activities	(24.6)	(12.1)	(20.0)

Cash Flows From Financing Activities:
Net proceeds from credit facilities	109.4	0.9	(0.1)
Issuance of long-term debt, net of payments	75.0	—	—
Distributions to former parent, net	(203.9)	(24.1)	(68.8)
Purchase of stock held in treasury	(0.7)	—	—
Dividends paid	(1.9)	—	—

Cash required by financing activities	(22.1)	(23.2)	(68.9)

Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	0.8	0.5

Increase (decrease) in cash and cash equivalents	34.1	(0.8)	7.6
Cash and cash equivalents, beginning of period	9.5	10.3	2.7

Cash and cash equivalents, end of period	$43.6	$9.5	$10.3

Supplemental Cash Flow Information:
Interest paid	$1.6	$0.1	$0.3
Income taxes paid	13.4	10.2	7.1

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Issued		Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income for the Year Ended
(In millions)	Shares	Amount
December 31, 2005	—	$—	$—	$—	$—	$223.9	$(11.4)	$212.5
Net income	—	—	—	—	—	34.6	—	34.6	$34.6
Foreign currency translation adjustments	—	—	—	—	—	—	1.6	1.6	1.6
Net deferral of hedging losses (net of income taxes of $0.2)	—	—	—	—	—	—	0.5	0.5	0.5
Minimum pension liability adjustment (net of income taxes of $.01)	—	—	—	—	—	—	(0.3)	(0.3)	(0.3)
Adjustment for adoption of SFAS No. 158 (net of income taxes of $1.1)	—	—	—	—	—	—	2.0	2.0
Net transfers to parent	—	—	—	—	—	(60.9)	—	(60.9)

December 31, 2006	—	$—	$—	$—	$—	$197.6	$(7.6)	$190.0	$36.4

Net income	—	—	—	—	—	36.4	—	36.4	36.4
Foreign currency translation adjustments	—	—	—	—	—	—	5.5	5.5	5.5
Net deferral of hedging gains (net of income taxes of $0.4)	—	—	—	—	—	—	(0.9)	(0.9)	(0.9)
Pension and other postretirement liability adjustments (net of income taxes of $0.4)	—	—	—	—	—	—	(1.1)	(1.1)	(1.1)
Net transfers to parent	—	—	—	—	—	(15.7)	—	(15.7)

December 31, 2007	—	$—	$—	$—	$—	$218.3	$(4.1)	$214.2	$39.9

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY—(Continued)

(In millions)	Common Stock Issued		Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income for the Year Ended
	Shares	Amount
December 31, 2007	—	$—	$—	$—	$—	$218.3	$(4.1)	$214.2

Net income	—	—	—	—	22.1	22.1	—	44.2	$44.2
Assumption of pension and other postretirement benefit losses (net of tax benefit of $15.8)	—	—	—	—	—	—	(24.7)	(24.7)
Net distributions to former parent	—	—	—	—	—	(206.6)	—	(206.6)
Issuance of common stock	27.6	0.3	—	38.6	—	(38.9)	—	—
Purchase of treasury stock	(0.1)	—	(0.8)	—	—	—	—	(0.8)
Common stock cash dividends ($0.07 per share)	—	—	—	—	(1.9)	—	—	(1.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(2.2)	(2.2)	(2.2)
Net deferral of hedging losses (net of tax benefit of $1.1)	—	—	—	—	—	—	(1.8)	(1.8)	(1.8)
Pension and other postretirement liability adjustments (net of income taxes of $23.6)	—	—	—	—	—	—	(37.6)	(37.6)	(37.6)
Stock-based compensation expense	—	—	—	3.3	—	5.1	—	8.4

December 31, 2008	27.5	$0.3	$(0.8)	$41.9	$20.2	$—	$(70.4)	$(8.8)	$2.6

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Background—On October 29, 2007, FMC Technologies, Inc. (“FMC Technologies”) announced an intention to separate into two independent publicly-traded companies through the spin-off and distribution of 100% of the FoodTech and Airport Systems businesses. On July 31, 2008, FMC Technologies effected the spin-off of these businesses by distributing all of its holdings of the common stock of John Bean Technologies Corporation (“JBT Corporation,” the “Company” or “we”) on a pro rata basis to its stockholders. We are now an independent public company traded on the New York Stock Exchange (symbol “JBT”). Prior to the spin-off, FMC Technologies received necessary regulatory approvals including a favorable private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service (“IRS”), as well as a declaration of effectiveness for our Registration Statement on Form 10, as amended (“Form 10”), as filed with the Securities and Exchange Commission (“SEC”). Distribution of our common stock to the stockholders of FMC Technologies occurred on July 31, 2008, at a ratio of .216 of a share of JBT Corporation common stock for every share of FMC Technologies common stock held by each such holder on the record date of July 22, 2008 (the “Separation”).

Description of Business—We design, manufacture and service sophisticated machinery and systems for, and provide services to, customers in the food processing and air transportation industries. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers. We report our results through two business segments—JBT FoodTech and JBT AeroTech.

Basis of Presentation— The accompanying financial statements reflect the consolidated operations of JBT Corporation as an independent publicly-traded company subsequent to the Separation and a combined reporting entity comprising the assets and liabilities used in managing and operating the FoodTech and Airport Systems businesses of FMC Technologies for the periods prior to the Separation.

The financial statements for the periods prior to the Separation have been prepared in accordance with accounting principles generally accepted in United States (“GAAP”) on a carve-out basis from the consolidated financial statements of FMC Technologies using the historical results of operations and bases of the assets and liabilities of the transferred businesses and including allocations from FMC Technologies. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. Allocated expenses include general and administrative services such as accounting, treasury, tax, legal, human resources, information technology and other corporate and infrastructure services. Many assets, liabilities and expenses could be specifically identified with our businesses or personnel and were directly allocated. To the extent amounts could not be specifically identified and allocated, we primarily used our proportion of FMC Technologies’ total revenue as a reasonable allocation method. Allocations have been determined on the basis of assumptions and estimates that management believes to be a reasonable reflection of our utilization of those services. These allocations and estimates, however, are not necessarily indicative of the assets, liabilities and expenses that would have resulted if we had operated as a separate entity in the past, or that may result in the future.

Upon the effectiveness of the Separation, we significantly changed our capital structure. The financial statements prior to the Separation do not reflect the debt or interest expense we might have incurred if we were a stand-alone entity. In addition, the financial statements may not be indicative of our consolidated financial position, operating results or cash flows in the future or what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented.

Prior to the Separation, our total invested equity represented FMC Technologies’ interest in our recorded net assets. The net investment balance represented the cumulative net investment by FMC Technologies in the Company through July 31, 2008, including any prior net income or loss attributed to the Company.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances.

Revenue recognition—Revenue is recognized when all of the following criteria are met:

•	there is evidence of a customer arrangement with a fixed or determinable value,

•	delivery has occurred, and

•	there is reasonable assurance of collectability.

Certain of our product sales recorded in the JBT AeroTech segment relate to long-term construction contracts and are recognized under the percentage of completion method. Under this method, revenue is recognized as work progresses on each contract. However, revenue recognition does not begin until a substantial portion of the labor hours are incurred to ensure that revenue is not accelerated for materials procurement. We primarily measure progress toward completion by the cost-to-cost method. Any expected losses are charged to earnings, in total, in the period the losses are identified.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $32.2 million and $31.0 million at December 31, 2008 and 2007, respectively. These unbilled receivables are reported in trade receivables on the consolidated and combined balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the balance sheets.

Service revenue is recognized on a straight-line basis over the period of its underlying contract, unless another systematic and more rational basis is better representative of the pattern in which performance occurs. If current period revenue is dependent on future obligations, such revenue is deferred until performance is complete.

Some of our operating lease revenue is earned from full-service leases for which we are paid annual fixed rates plus, in some cases, payment based on production volumes. Revenue from production volumes is recognized when determinable and collectible.

Each customer arrangement is evaluated to determine the presence of multiple deliverables that represent separate elements of revenue recognition. For multiple-element revenue arrangements, such as the sale of equipment with a service agreement, we generally allocate the contract value to the various elements based on objective evidence of relative fair value for each element and recognize revenue consistent with the nature of each deliverable. Where separate deliverables are contractually contingent on future obligations, revenue is deferred until performance is complete for all contingent elements.

Cash and cash equivalents— Cash and cash equivalents are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Trade receivables—We provide an allowance for doubtful accounts on trade receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s trade receivable balance.

Inventories—Inventories are stated at the lower of cost or net realizable value, which includes an estimate for excess and obsolete inventories. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding costs to distribute. Cost is determined on the last-in, first-out

(“LIFO”) basis for all domestic inventories, except certain inventories relating to construction-type contracts, which are stated at the actual production cost incurred to date, reduced by the portion of these costs identified with revenue recognized. The first-in, first-out (“FIFO”) method is used to determine the cost for all other inventories.

Impairment of long-lived and intangible assets—Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Property, plant, and equipment—Property, plant, and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years, buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $4.9 million and $5.6 million at December 31, 2008 and 2007, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We have established October 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.

Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which generally range from 7 to 40 years. None of our acquired intangible assets have indefinite lives.

Income taxes— For the periods prior to the Separation, our operating results were included in FMC Technologies’ consolidated U.S. and state income tax returns and in tax returns of certain FMC Technologies foreign subsidiaries. The provision for income taxes has been computed as if JBT Corporation was a stand-alone entity and filed separate tax returns. The provision was impacted by FMC Technologies’ tax structure and strategies, which were designed to optimize an overall tax position and not that of JBT Corporation as part of its multiple businesses. Deferred tax assets and liabilities were recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

For the periods after the Separation, income tax expense is provided based on income reported for financial statement purposes, adjusted for permanent differences between financial statement reporting and income tax regulations. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.

Income taxes are not provided on the Company’s equity in undistributed earnings of foreign subsidiaries or affiliates when it is management’s intention that such earnings will remain invested in those companies. Taxes are provided on such earnings in the year in which the decision is made to repatriate the earnings.

Stock-based employee compensation—For the periods prior to the Separation, stock-based compensation represents the costs related to FMC Technologies’ share-based awards granted to employees of JBT Corporation. Prior to October 1, 2005, we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured based on the market price at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the requisite service period. On October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which modified our recognition of share-based compensation by (i) incorporating an estimate of forfeitures in the calculation of current expense to record and (ii) adjusting the requisite service period for new awards to reflect the lesser of the stated vesting period or the period until the employee becomes retirement eligible.

Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency are translated to the U.S. dollar prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in owner’s equity until the foreign entity is sold or liquidated.

Derivative financial instruments—Derivatives are recognized in the consolidated and combined balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time related deferred hedging gains or losses are also recorded in operating earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges are assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in operating earnings as incurred. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

We elected to discontinue the use of hedge accounting for all foreign currency derivative positions entered into after our Separation from FMC Technologies. Accordingly, the changes in fair value of these contracts are recognized in earnings as they occur and offset gains or losses on the remeasurement of the related asset or liability. Earnings from remeasurement of sales related assets, liabilities and contracts are recorded in revenue. Earnings from remeasurement of purchase related assets, liabilities and contracts are recorded in cost of sales.

Cash flows from derivative contracts are reported in the consolidated and combined statements of cash flows in the same categories as the cash flows from the underlying transactions.

Recently issued accounting pronouncements— In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), replacing SFAS No. 141. SFAS 141(R) changes and clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS 141(R) will be applied prospectively for business combinations occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51 (“SFAS 160”). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that for SFAS 141(R). The adoption of SFAS 160 will not have a material effect on our results of operations, cash flows or financial position.

In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. Examples of items to which the deferral applies include the following:

•

Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent periods (nonrecurring fair value measurements).

•

Reporting units measured at fair value in the first step of a goodwill impairment test (measured at fair value on a recurring basis, but not necessarily recognized or disclosed in the financial statements at fair value).

•

Nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test (measured at fair value on a nonrecurring basis to determine the amount of goodwill impairment, but not necessarily recognized or disclosed in the financial statements at fair value).

•	Nonfinancial long-lived assets (asset groups) measured at fair value for an impairment assessment (nonrecurring fair value measurements).

•	Nonfinancial liabilities for exit or disposal activities initially measured at fair value (nonrecurring fair value measurements).

We have elected to delay the adoption of SFAS 157 related to our nonfinancial assets and nonfinancial liabilities disclosed herein.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged, however, at the current time we do not plan to early adopt the standard. The adoption of SFAS 161 is not expected to have a material impact on our financial position, results of operations or liquidity.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. generally accepted accounting principles. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The disclosure requirements will be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of FSP FAS 142-3 may have a material effect on our results of operations and financial position, to the extent we have acquisitions.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on our results of operations or earnings per share as our dividends on unvested share-based payment awards are forfeitable.

NOTE 3. DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sale of the business or asset group is deemed probable within the next 12 months.

During the fourth quarter of 2006, our Harvester Systems (“Harvester”) business from the JBT FoodTech segment met these requirements. The final sale was completed during the first quarter of 2008 at a loss of $0.1 million net of tax. Additionally, our Food Handling Equipment business (“FHE”) from the JBT FoodTech segment qualified as a discontinued operation upon its sale in the third quarter of 2007. We recorded a gain of $3.1 million, net of tax of $1.1 million, on the sale of FHE. Proceeds from the sale of FHE totaled $8.0 million. Both Harvester and FHE results have been reported as discontinued operations for all periods presented.

The consolidated and combined statements of income include the following in discontinued operations:

	Year Ended December 31,
(In millions)	2008	2007	2006
Revenue	$0.6	$23.2	$37.2
Loss before income taxes	$(0.1)	$(7.3)	$(0.3)
Income tax benefit	(0.3)	(0.5)	(0.1)
(Loss) gain on disposition of discontinued operations, net of taxes	(0.1)	3.1	—

Income (loss) from discontinued operations	$0.1	$(3.7)	$(0.2)

During 2007, we recorded restructuring expense and provisions for doubtful accounts and inventory obsolescence totaling $4.5 million related to Harvester.

The major classes of assets and liabilities of businesses reported as discontinued operations included in the accompanying consolidated and combined balance sheets are:

	December 31,
(In millions)	2008	2007
Assets:
Trade receivables, net	$—	$1.5
Inventories	—	0.9

Assets of discontinued operations	$—	$2.4

Liabilities:
Accounts payable, trade and other	$—	$0.2
Advance payments and progress billings	—	0.1
Other liabilities	—	1.7

Liabilities of discontinued operations	$—	$2.0

NOTE 4. INVENTORIES

Inventories consisted of the following:

	December 31,
(In millions)	2008	2007
Raw materials	$71.9	$63.9
Work in process	41.2	59.1
Finished goods	64.9	76.5

Gross inventories before LIFO reserves and valuation adjustments	178.0	199.5
LIFO reserves and valuation adjustments	(55.0)	(52.3)

Net inventories	$123.0	$147.2

Inventories accounted for under the LIFO method totaled $109.2 million and $105.6 million at December 31, 2008 and 2007, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $43.5 million and $40.4 million at December 31, 2008 and 2007, respectively. During 2008, certain inventory quantity deductions caused a liquidation of LIFO layers resulting in a $0.8 million benefit to our net income.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2008	2007
Land and land improvements	$6.4	$6.1
Buildings	55.4	55.5
Machinery and equipment	246.7	264.4
Construction in process	8.2	8.8

	316.7	334.8
Accumulated depreciation	(197.0)	(208.0)

Property, plant and equipment, net	$119.7	$126.8

Depreciation expense was $20.5 million, $19.8 million and $18.8 million in 2008, 2007 and 2006, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill—The carrying amount of goodwill by business segment was as follows:

	December 31,
(In millions)	2008	2007
JBT FoodTech	$18.7	$15.7
JBT AeroTech	8.0	8.1

Balance at end of year	$26.7	$23.8

In 2008, we recorded $4.0 million of goodwill in connection with an acquisition of a business recorded within the JBT FoodTech business segment. Certain of our goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates reduced the total goodwill balance by $1.1 million in 2008.

Intangible assets—The components of intangible assets were as follows:

	December 31,
	2008		2007
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$14.5	6.6	$15.2	$6.6
Patents and acquired technology	23.3	21.9	24.3	21.8
Trademarks	14.2	5.4	16.3	6.2
Other	1.9	1.4	—	—

Total intangible assets	$53.9	35.3	$55.8	$34.6

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded an amortization expense related to acquired intangible assets of $2.5 million, $2.6 million and $2.6 million during the years ended on December 31, 2008, 2007 and 2006, respectively. Annual amortization expense is expected to be $1.1 million during the years 2009 through 2013.

We have not recognized any impairment for the years ended December 31, 2008 or 2007 as the fair values of our reporting units with goodwill balances exceed the carrying amounts. However, due to the uncertainty of future economic conditions and their impact on our financial performance, it is possible we could experience a decline in fair value of certain of our reporting units. A significant decline could result in a future impairment charge.

NOTE 7. DEBT

On July 31, 2008, we issued 6.66% senior unsecured notes and entered into a $225 million, 5-year revolving credit facility. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments. The note purchase agreement contains customary covenants including leverage and interest coverage ratios. The leverage ratio covenant restricts the amount of Consolidated Total Indebtedness we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase agreement. The interest coverage ratio covenant restricts the amount of Consolidated Interest Expense we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase agreement. The revolving credit facility similarly contains certain customary covenants including similar leverage and interest coverage ratios and also limits the annual amounts we may spend on dividends and capital expenditures. We do not have any covenants related to our net worth. Borrowings under the revolving credit facility bear interest, at our option, of London Interbank Offered Rate or an alternative base rate, which is the greater of JPMorgan Chase Bank, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio as defined in the credit agreement. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. Borrowings on the revolving credit facility are shown as a long-term obligation on the consolidated balance sheets because we have both the ability and the intent to refinance these obligations on a long-term basis under the credit agreement. At December 31, 2008, there was $110 million outstanding and an additional $95 million available on the revolving credit facility. As of December 31, 2008, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

Long-term debt —Long-term debt consisted of the following:

	December 31,
(In millions)	2008	2007
6.66% senior unsecured notes due July 31, 2015	$75.0	$—
Revolving credit facility	110.0	—
Other	0.6	1.1

Total long-term debt	185.6	1.1
Less: current portion	(0.6)	(1.1)

Long-term debt, less current portion	$185.0	$—

The fair value of the $75 million 6.66% senior unsecured notes at December 31, 2008 was $68.1 million due to the long-term duration and fixed interest rates associated with this debt obligation. There is no active or observable market for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate of discounting, a broker quote was obtained for notes with the same terms as our notes. We have no rate adjustment for the risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The fair value of the remaining borrowings approximates their carrying value due to their variable interest rates.

Maturities of total long-term debt as of December 31, 2008, are payable as follows: $0.6 million in 2009, $110 million in 2013 and $75 million in 2015.

Interest rate swap— We have an interest rate swap related to interest payments on $50 million of our variable rate borrowings from July 31, 2008 to January 29, 2010 and $25 million of our variable rate borrowings from January 30, 2010 to January 31, 2011 on our $225 million revolving credit facility. The effect of the interest rate swap, which was acquired on June 30, 2008, is to fix the effective annual interest rate of these variable rate borrowings at 3.675% plus a margin dependent on our leverage ratio. The swap was designated as a hedge of the interest payments. The swap is accounted for as a cash flow hedge and is included at its fair value of $1.8 million in other liabilities on the consolidated balance sheet at December 31, 2008.

NOTE 8. INCOME TAXES

Domestic and foreign components of income before income taxes are shown below:

	Year Ended December 31,
(In millions)	2008	2007	2006
Domestic	$37.4	$16.0	$11.4
Foreign	29.1	45.6	39.4

Income before income taxes	$66.5	$61.6	$50.8

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2008	2007	2006
Current:
Federal	$7.9	$—	$—
State	1.8	0.5	0.8
Foreign	14.1	15.7	9.5

Total current	23.8	16.2	10.3
Deferred:
(Decrease) increase in the valuation allowance for deferred tax assets	(0.6)	(0.2)	(0.5)
Other deferred tax (benefit) expense, net	(0.8)	5.5	6.2

Total deferred	(1.4)	5.3	5.7

Provision for income taxes	$22.4	$21.5	$16.0

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2008	2007
Deferred tax assets attributable to:
Accrued expenses	$20.0	$16.6
Foreign tax credit carryforward	4.5	10.9
Accrued pension and and other postretirement benefits	40.0	2.6
Stock-based compensation	3.6	3.3
Net operating loss carryforwards	3.0	0.5
Inventories	5.0	3.7
Foreign exchange	4.5	4.1

Deferred tax asset	80.6	41.7
Valuation allowance	(3.2)	(3.8)

Deferred tax assets, net of valuation allowance	77.4	37.9
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	12.7
Property, plant and equipment, goodwill and other assets	14.1	11.3

Deferred tax liabilities	27.4	24.0

Net deferred tax assets	$50.0	$13.9

For periods prior to the Separation, the deferred tax assets and liabilities presented have been determined as if JBT Corporation was a stand-alone entity and filed separate tax returns. However, certain deferred tax assets and liabilities, such as foreign tax credit carry forwards, have actually been utilized in consolidated or combined filings made with FMC Technologies and therefore may not represent the balances of deferred tax assets and liabilities that were actually distributed to us at the date of the spin-off, July 31, 2008.

Net operating loss carry forwards are related to our foreign operations. At December 31, 2008, total foreign net operating losses were $8.6 million, of which $7.7 million may be carried forward indefinitely, and $0.5 million will expire in 2013 and 2015 if unused. Foreign tax credit carry forwards of $4.0 million at December 31, 2008 will expire in 2014 through 2018 if unused.

SFAS 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In making this assessment, management considers the level of historical taxable income, scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. As of December 31, 2008, we estimated that it is not likely that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance of $3.2 million against the related deferred tax assets. We have estimated that it is likely that we will generate future taxable income in the U.S. and most foreign jurisdictions, and have therefore not provided a valuation allowance against most of our deferred tax assets.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
(In millions)	2008	2007	2006
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(3)	(1)	(2)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	1	1	—
Export tax benefits	—	—	(1)
Nondeductible expenses	1	1	1
State income taxes	2	—	—
Foreign tax credits	(1)	—	—
Effect of change in state effective tax rate	(1)	—	—
Change in valuation allowance	—	—	(1)
Other	—	(1)	(1)

Total difference	(1)	—	(4)

Effective income tax rate	34%	35%	31%

U.S. income taxes have not been provided on $70.8 million of undistributed earnings of foreign subsidiaries at December 31, 2008 as these amounts are considered permanently invested. A liability could arise if our intention to permanently invest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently invested earnings.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes” (“FIN 48”), which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. The guidance was effective for the first fiscal year beginning after December 15, 2006. As of December 31, 2008, we had no unrecognized tax benefits. This includes consideration of obligation to FMC Technologies under a Tax Sharing Agreement (described elsewhere in this report) whereby we have agreed to indemnify FMC Technologies for any additional tax liability resulting from JBT Corporation businesses.

The following tax years remain subject to examination in the following jurisdictions:

United States	2008
Brazil	2008
Sweden	2003 – 2008
Belgium	2005 – 2008
Spain	2004 – 2008
Italy	2004 – 2008

NOTE 9. PENSION AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We sponsor qualified and nonqualified defined benefit pension plans that together cover substantially all of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. In addition, we sponsor postretirement health care and life insurance benefit plans that cover substantially all of our U.S. employees. The postretirement health care plans are contributory while the postretirement life insurance plans are noncontributory. Foreign-based employees are eligible to participate in JBT Corporation-sponsored or government sponsored benefit plans to which we contribute. We also sponsor a separate defined contribution pension plan that covers substantially all of our U.S. employees.

Prior to the Separation, our employees were eligible to participate in pension and other postretirement benefit plans sponsored by FMC Technologies. Accordingly, we accounted for our pension and other postretirement benefit costs prior to the Separation in our carved out financial statements under the multiemployer plan approach, and have recognized the pension and other postretirement costs allocated to us by FMC Technologies as expense, with a corresponding contribution in parent company investment. Pension and other postretirement benefit costs were allocated to us based on the projected benefit obligation associated with JBT Corporation-specific employees. In conjunction with the Separation, FMC Technologies distributed to us $209.8 million of pension and other postemployment benefit obligations and $169.0 million of plan assets related to our employees and retirees, along with $15.8 million of the related deferred income tax assets.

The funded status of our U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated and combined financial statements as of December 31, 2008 and 2007, were as follows:

	Pensions		Other postretirement benefits
(In millions)	2008	2007	2008	2007
Accumulated benefit obligation	$223.3	$24.1

Projected benefit obligation at January 1	$25.8	$24.3	$—	$—
Service cost	4.4	0.8	0.1	—
Interest cost	8.1	1.2	0.2	—
Actuarial loss	16.2	1.4	0.5	—
Net transfers in (spin-off)	203.2	—	6.6	—
Foreign currency exchange rate changes	—	1.8	—	—
Plan participants’ contributions	0.2	0.1	—	—
Benefits paid	(5.0)	(1.1)	—	—

Projected benefit obligation at December 31	$252.9	$28.5	$7.4	$—

Fair value of plan assets at January 1	$8.9	$7.0	$—	$—
Net transfers in (spin-off)	169.0	—	—	—
Company contributions	0.9	1.7	—	—
Actual return on plan assets	(34.5)	0.2	—	—
Foreign currency exchange rate changes	(0.4)	0.9	—	—
Plan participants’ contributions	0.2	0.1	—	—
Benefits paid	(5.0)	(1.1)	—	—

Fair value of plan assets at December 31	$139.1	$8.8	$—	$—
Funded status of the plans (liability) at December 31	$(113.8)	$(19.7)	$(7.4)	$—

Current portion of accrued pension and other postretirement benefits*	$(2.5)	$(0.5)	$(0.4)	$—
Accrued pension and other postretirement benefits, net of current portion	(111.3)	(19.2)	(7.0)	—

Funded status recognized in the consolidated balance sheet at December 31, 2008 and combined balance sheet at December 31, 2007	$(113.8)	$(19.7)	$(7.4)	$—

Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial loss (gain)	$108.5	$2.5	$(0.5)	$—
Unrecognized prior service credit	(0.5)	—	(3.8)	—

Accumulated other comprehensive loss (income) at December 31	$108.0	$2.5	$(4.3)	$—

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$252.9	$28.5	$7.4	$—
Aggregate fair value of plan assets	139.1	8.8	—	—

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$223.3	$24.1
Aggregate fair value of plan assets	139.1	8.8

*	Included in other current liabilities in the consolidated and combined balance sheets

Pension and other postretirement benefit costs associated with our employees participating in plans of FMC Technologies prior to the Separation and our plans after the Separation were as follows for each of the three years ended December 31, 2008:

	Pensions			Other postretirement benefits
(In millions)	2008	2007	2006	2008	2007	2006
Plans sponsored by FMC Technologies	$2.8	$6.5	$6.6	$(0.2)	$(0.4)	$(0.4)
Plans sponsored by JBT Corporation	3.6	1.6	1.5	(0.3)	—	—

Total net annual benefit cost (income)	$6.4	$8.1	$8.1	$(0.5)	$(0.4)	$(0.4)

The following table summarizes the components of net periodic benefit cost of our plans:

	Pensions			Other postretirement benefits
(In millions)	2008	2007	2006	2008	2007	2006
Components of net annual benefit cost:
Service cost	$4.4	$0.8	$0.8	$0.1	$—	$—
Interest cost	8.1	1.2	1.0	0.2	—	—
Expected return on plan assets	(9.1)	(0.4)	(0.3)	—	—	—
Amortization of prior service cost (credit)	—	—	—	(0.5)	—	—
Amortization of net actuarial loss (gain)	0.2	—	—	(0.1)	—	—

Net annual benefit cost (income)	$3.6	$1.6	$1.5	$(0.3)	$—	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss arising during period	$59.8			$0.5
Amortization of net actuarial loss	(0.1)			0.1
Amortization of prior service credit	—			0.5

Total recognized in other comprehensive income	59.7			1.1

Total recognized in net periodic benefit cost and other comprehensive income	$63.3			$0.8

The estimated net actuarial loss and prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $2.3 million and $0.1 million, respectively. The estimated prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.9 million. Prior service costs and the unrecognized actuarial losses are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan.

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2008	2007	2008	2007
Discount rate	6.05%	4.86%	6.35%	—
Rate of compensation increase	3.94%	3.46%	—	—

The weighted average discount rate for pensions rose from 4.86% in 2007 to 6.05% in 2008, which resulted from including the discount rates used in determining the pension benefits for the U.S. plans that were accounted for under the multiemployer approach in 2007. The discount rate used for determining the U.S. pension benefit obligations was 6.20% in 2008.

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.51%	4.63%	4.35%	6.75%	—	—
Rate of compensation increase	3.94%	3.36%	3.42%	—	—	—
Expected rate of return on plan assets	8.55%	4.50%	4.00%	—	—	—

The estimate of expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions and long-term growth expectations. The increase in the expected rate of return on plan assets in 2008 is due to inclusion of the U.S. pension plan assets, the majority of which are equity securities that have historically performed higher than the insurance contracts in the foreign plans upon which the assumptions were based in 2006 and 2007.

Assumed health care cost trend rates for future periods will not have an effect on the amounts reported for the postretirement health care plan since our benefit obligation under the plan was fully capped at the 2002 benefit level. Accordingly, a one percentage point change in the assumed health care cost trend rates would not have a significant effect on total service and interest costs or on our postretirement health care obligation under this plan.

Plan assets—The pension plan asset allocation, by asset category, was as follows:

	December 31,
(Percent of plan assets)	2008	2007
Equity securities	80.6%	—%
Insurance contracts	6.3	100.0
Cash	13.1	—

Total	100.0%	100.0%

Our pension investment strategy emphasizes maximizing returns, consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions. Investment managers are retained to invest 100% of discretionary funds and are provided a high level of freedom in asset allocation. Targets include: exceeding relevant equity indices, performing in the top quartile of all large U.S. pension plans and obtaining an absolute rate of return at least equal to the discount rate used to value plan liabilities.

Contributions— We expect to contribute approximately $16.5 million to our pension and other postretirement benefit plans in 2009. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments— The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2017. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2009	$11.3	$0.5
2010	10.2	0.5
2011	11.4	0.5
2012	13.1	0.6
2013	13.4	0.6
2014-2018	76.8	3.4

Savings Plans— Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide either a specified percent of pay or a matching contribution on participating employees’ voluntary contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions up to predetermined limits. Prior to the Separation, our employees participated in similar plans sponsored by FMC Technologies. Expenses from the defined contribution savings plans prior to the Separation were allocated to us by FMC Technologies. The expense for matching contributions, including allocated amounts, was $4.5 million, $4.4 million and $4.1 million in 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, we had investments for a non-qualified deferred compensation plan totaling $7.9 million and $7.0 million, respectively, recorded at their fair market value.

NOTE 10. STOCK-BASED COMPENSATION

Stock-based compensation expense includes awards for JBT Corporation and FMC Technologies nonvested stock units (also known as restricted stock units), and an allocation of the expense from awards granted to FMC Technologies’ corporate staff and directors prior to the Separation. The compensation expense for each of the years in the three year period ended December 31, 2008 is as follows:

	Year Ended December 31,
(In millions)	2008	2007	2006
Plans sponsored by FMC Technologies	$5.8	$8.6	$7.8
JBT Corporation Incentive Compensation and Stock Plan	2.6	—	—

Total stock-based compensation expense	$8.4	$8.6	$7.8

Income tax benefits related to stock-based compensation expense	$3.2	$3.2	$3.0

Equity Awards Converted from Previously Issued FMC Technologies Awards

Prior to the Separation all employee incentive equity awards were granted by FMC Technologies. At the time of the Separation, restricted stock awards held by our employees were converted into new restricted stock awards with the number of shares adjusted to preserve the intrinsic value of the award as immediately prior to the Separation. The awards were converted into restricted stock awards convertible into 697,177 shares of our common stock and 233,536 shares of FMC Technologies’ common stock. All stock option awards held by our employees were converted into JBT Corporation stock options with the number of shares and the exercise price adjusted to preserve the intrinsic value of the award as immediately prior to the Separation. A summary of the restricted stock awards granted since the Separation and stock options held by our employees is provided in the Restricted Stock and Stock Options sections below.

Incentive Compensation and Stock Plan

Prior to the Separation, we adopted the John Bean Technologies Corporation Incentive Compensation and Stock Plan (“JBT Corporation Incentive Compensation and Stock Plan”). The JBT Corporation Incentive Compensation and Stock Plan provides certain incentives and awards to our officers, employees, directors and consultants. The JBT Corporation Incentive Compensation and Stock Plan allows our Board of Directors (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals. Awards that may be issued include common stock, stock options, stock appreciation rights, restricted stock and stock units.

Grants of common stock options may be incentive and/or nonqualified stock options. Under the JBT Corporation Incentive Compensation and Stock Plan, the exercise price for options cannot be less than the market value of our common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after three to four years of service. Additionally, most awards vest immediately upon a change of control as defined in the JBT Corporation Incentive Compensation and Stock Plan agreement. A change of control is deemed to have occurred if (i) an individual or group acquires ownership of our stock that constitutes more than 50% of the total fair market value of the Company, (ii) an individual or group acquires ownership of our stock possessing 30% or more of the total voting power or the stock of our Company, (iii) an individual or group acquires assets from the Company that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or (iv) a majority of the Board is replaced by means of an appointment or election not endorsed by a majority of the members of the Board.

An aggregate of 3.7 million shares of our common stock were authorized for awards under the JBT Corporation Incentive Compensation and Stock Plan.

Restricted Stock—A summary of the nonvested restricted stock awards of JBT Corporation as of December 31, 2008 and changes during the year since the Separation are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 31, 2008	697,177	$7.69
Granted	793,785	$12.02
Forfeited	3,550	$11.99

Nonvested at December 31, 2008	1,494,512	$9.94

We granted time-based restricted stock awards that vest after three years. The fair value of these time-based awards was determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan. We also granted restricted stock awards with performance-based conditions. The vesting period for these awards is three years.

For current year performance-based awards, the payout was dependent upon our performance relative to prior year with respect to earnings growth and return on investment for the year ending December 31, 2008. Based on results for the performance period, the payout will be 217,442 shares at the vesting date in January 2011. Compensation cost has been measured for 2008 based on the actual outcome of the performance conditions.

Stock Options—We have not granted any stock options. Outstanding options held by employees prior to the Separation are still outstanding and are all exercisable. A summary of the stock options held by our employees as of December 31, 2008 is presented below:

(Intrinsic value in millions)	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at July 31, 2008	207,751	$2.47
Exercised	31,784	$2.17

Outstanding and exercisable at December 31, 2008	175,967	$2.52	4.4	$1.0

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2008 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of our compensation expense. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.

As of December 31, 2008, there was $10.8 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average of 1.9 years. $10.3 million of the compensation expense is related to awards of our common stock and $0.5 million is related to awards for FMC Technologies’ common stock.

NOTE 11. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of our capital stock activity since the Separation:

	Common stock issued	Common stock held in treasury
July 31, 2008	27,562,880	3,001
Stock awards	31,784	—
Treasury stock purchases	—	52,153
Net stock purchased for employee benefit trust	—	—

December 31, 2008	27,594,664	55,154

Repurchased shares are held in treasury for general corporate purposes, including issuances under the JBT Corporation Incentive Compensation and Stock Plan. The treasury shares are accounted for using the cost method.

On July 31, 2008, our Board declared a dividend distribution to each recordholder of common stock of one Preferred Share Purchase Right for each share of common stock outstanding on that date. Each right entitles the holder to purchase, under certain circumstances related to a change in control of the Company, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01, at a price of $72 per share (subject to adjustment), subject to the terms and conditions of a Rights Agreement dated July 31, 2008. The rights expire on July 31, 2018, unless redeemed by us at an earlier date. The redemption price of $0.01 per right is subject to adjustment to reflect stock splits, stock dividends or similar transactions. We have reserved 1,500,000 shares of Series A Junior Participating Preferred Stock for possible issuance under the agreement.

Accumulated other comprehensive income (loss)—Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
(In millions)	2008	2007
Cumulative foreign currency translation adjustments	$(4.3)	$(2.1)
Cumulative deferral of hedging net losses, net of tax of $1.2 in 2008 and $0.1 in 2007	(2.0)	(0.2)
Cumulative deferral of pension net losses, net of tax of $40.1 in 2008 and $0.7 in 2007	(64.1)	(1.8)

Accumulated other comprehensive loss	$(70.4)	$(4.1)

NOTE 12. WARRANTY OBLIGATIONS

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

	December 31,
(In millions)	2008	2007
Balance at beginning of year	$12.3	$8.7
Expenses for new warranties	13.4	14.4
Adjustments to existing accruals	(3.3)	0.8
Claims paid	(12.6)	(11.6)

Balance at end of year	$9.8	$12.3

NOTE 13. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

As discussed in Note 1, in connection with the Separation, on July 31, 2008 FMC Technologies distributed to its shareholders 27.5 million shares of our common stock. This share amount is being utilized for the calculation of basic and diluted EPS for all periods presented prior to the Separation as our common stock was not traded prior to July 31, 2008 and there were no outstanding equity awards of JBT Corporation in the prior periods.

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006
Basic earnings per share:
Income from continuing operations	$44.1	$40.1	$34.8

Weighted average number of shares outstanding	27.5	27.5	27.5

Basic earnings per share from continuing operations	$1.60	$1.45	$1.26

Diluted earnings per share:
Income from continuing operations	$44.1	$40.1	$34.8

Weighted average number of shares outstanding	27.5	27.5	27.5
Effect of dilutive securities:
Options on common stock	0.1	—	—
Restricted stock	0.2	—	—

Total shares and dilutive securities	27.8	27.5	27.5

Diluted earnings per share from continuing operations	$1.59	$1.45	$1.26

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative financial instruments—We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western and Eastern Europe, South America, and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 3 years. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we consider part of our risk management policy.

Additionally, we have entered into an interest rate swap to hedge a portion of our variable rate debt.

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives.

	December 31, 2008		December 31, 2007
(In millions)	Current	Non-Current	Current	Non-Current
Assets	$4.2	1.6	$5.4	$1.4

Liabilities	$13.8	4.8	$3.9	$3.7

Most of our derivatives are not designated for hedge accounting. However, approximately $2.0 million in short-term liabilities reflect unrealized losses on effective cash flow hedges which we expect to record in earnings during 2009 in the periods during which the underlying sales transactions are forecasted to occur. As of December 31, 2008, this amount is reflected in accumulated other comprehensive loss along with $1.8 million loss on an interest rate swap that is designated as a cash flow hedge. We expect to amortize the loss on the interest rate swap into income as variable interest expense is recorded on the underlying debt until the maturity of the interest rate swap on January 31, 2011. All forecasted transactions currently being hedged are expected to occur by 2015.

The gains and losses, net of remeasurement of assets and liabilities, recorded in earnings for instruments not designated as hedging instruments were a loss of $5.8 million, $4.4 million and $1.0 million for the years ending December 31, 2008, 2007 and 2006, respectively. These gains and losses are recorded in product and service revenue, cost of products and services and other income (expense), net on the statements of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables and accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities. Investments and derivative financial instruments are carried at fair value, determined using available market information.

Credit risk—By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the consolidated and combined financial statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS 157 were not applied to long-lived assets, assets and liabilities held for sale, goodwill and other intangible assets measured for impairment testing purposes.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	December 31, 2008	Level 1	Level 2	Level 3
Assets
Investments	$7.9	$7.9	$—	$—
Derivatives	5.8	—	5.8	—

Total assets	$13.7	$7.9	$5.8	$—

Liabilities
Derivatives	18.6	$—	$18.6	$—

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

NOTE 16. RELATED PARTY TRANSACTIONS

In connection with our spin-off from FMC Technologies, we entered into certain agreements which defined key provisions related to the spin-off and the relationship between the two companies after the spin-off, including, among others, a separation and distribution agreement between JBT Corporation and FMC Technologies (the “Separation and Distribution Agreement”) and a tax sharing agreement between JBT Corporation and FMC Technologies (the “Tax Sharing Agreement”). The Separation and Distribution Agreement required FMC Technologies to contribute certain business segments and their associated assets and liabilities to us. As a result of the contribution, FMC Technologies has no interest in our assets and business and generally has no obligation with respect to our liabilities. Similarly, we have no interest in FMC Technologies’ assets and generally have no obligation with respect to FMC Technologies’ liabilities. Based on the provisions of the Separation and Distribution Agreement, we paid FMC Technologies $189.4 million to finalize the Separation.

The Tax Sharing Agreement sets forth the responsibilities of the parties with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods, and disputes with taxing authorities regarding taxes for such periods. After the spin-off, we paid FMC Technologies $7.3 million reflecting income tax liabilities generated in pre-spin periods by JBT Corporation businesses. The Tax Sharing Agreement also provides that we will indemnify FMC Technologies for any tax liability FMC Technologies may incur as a result of any action taken by us after the spin-off which causes the distribution to not qualify as tax-free for U.S. federal income tax purposes under the terms of the private letter ruling received from the IRS. FMC Technologies will indemnify us against any tax liability in the case any action taken by FMC Technologies causes the distribution to not qualify as tax-free.

After the spin-off, we received $5.0 million from FMC Technologies for settlement of an existing intercompany receivable.

Prior to the Separation, FMC Technologies allocated to us, among other things, $12.6 million, $11.3 million and $12.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, of expenses incurred by FMC Technologies for providing us with the following services: legal, tax, general accounting, communications, corporate development, benefits and human resources, information systems, payroll services, web hosting services and other public company costs.

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $9.3 million, $7.5 million and $6.0 million in 2008, 2007 and 2006, respectively.

Minimum future rental payments under noncancelable operating leases amounted to $16.1 million as of December 31, 2008, and are payable as follows: $3.9 million in 2009, $3.7 million in 2010, $2.5 million in 2011, $2.0 million in 2012, $1.9 million in 2013 and $2.1 million thereafter. Minimum future rental payments to be received under noncancelable subleases totaled $0.1 million at December 31, 2008. Minimum future rental payments under noncancelable capital leases amounted to $0.4 million as of December 31, 2008, and are payable as follows: $0.2 million in 2009, $0.1 million in 2010 and $0.1 million in 2011.

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $57.9 million at December 31, 2008, represent guarantees of our future performance. We also have provided approximately $3.9 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

Under the Separation and Distribution Agreement with FMC Technologies, we have assumed an indemnification and guarantee for an Industrial Development Revenue Bond payable to Franklin County, Ohio. Our former parent was primarily liable for the Industrial Development Revenue Bond until the property securing the bond was sold and the obligations under the bond were assigned to a third party in 1979. At December 31, 2008, the maximum potential amount of undiscounted future payments that we could be required to make under this bond was $0.9 million through final maturity in October 2009. In October 2008, we were required to pay $0.9 million under the bond after the assignee failed to make the annual principal payment due in October 2008. We have recorded this amount as a receivable from the assignee in other assets on our consolidated balance sheet. This receivable is recoverable either by payment from the assignee or from proceeds from the sale of the property, which we may recover from the current owner and sell. Management believes that proceeds from the sale of the property would satisfy our existing receivable and cover any potential future payments required.

Management believes that the ultimate resolution of our known contingencies will not materially affect our financial position or results of operations.

Contingent liabilities associated with legal matters—Under the Separation and Distribution Agreement with FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to separation. As a result, although FMC Technologies will remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

NOTE 18. BUSINESS SEGMENTS

Our determination of the two reportable segments was made on the basis of the Company’s strategic business units and the commonalities among the products and services within each segment, and corresponds to the manner in which management reviews and evaluates operating performance. Certain similar operating segments that meet applicable criteria established under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, have been combined.

Our reportable segments are:

•

JBT FoodTech—designs, manufactures and services technologically sophisticated food processing systems used for, among other things, fruit juice production, frozen food production, in-container food production and convenience food preparation by the food industry.

•

JBT AeroTech—designs, manufactures and services technologically sophisticated ground support equipment, airport gate equipment, automated systems and services for airport authorities, airlines, air freight, ground handling companies, the military and other industries.

Total revenue by segment includes intersegment sales, which are made at prices approximating those that the selling entity is able to obtain on external sales. Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense associated with corporate investments and income taxes. In the third quarter of 2008, we changed our method used to measure segment operating profit by excluding gains and losses on derivatives related to foreign currency exposure. As a result, all prior year measurements of segment operating profit have been restated for comparative purposes.

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2008	2007	2006
Revenue
JBT FoodTech	$584.0	$594.1	$496.2
JBT AeroTech	446.9	386.0	348.7
Other revenue (1) and intercompany eliminations	(2.8)	(2.1)	(0.6)

Total revenue	$1,028.1	$978.0	$844.3

Income before income taxes
Segment operating profit:
JBT FoodTech	$60.2	$55.0	$46.3
JBT AeroTech	38.5	32.4	27.1

Total segment operating profit	98.7	87.4	73.4

Corporate items:
Corporate expense (2)	(15.0)	(11.3)	(12.0)
Other expense, net (1)	(13.4)	(15.0)	(11.0)
Net interest (expense) income	(3.8)	0.5	0.4

Total corporate items	(32.2)	(25.8)	(22.6)

Income from continuing operations before income taxes	66.5	61.6	50.8
Provision for income taxes	22.4	21.5	16.0

Income from continuing operations	44.1	40.1	34.8
Gain (loss) from discontinued operations, net of income taxes	0.1	(3.7)	(0.2)

Net income	$44.2	$36.4	$34.6

(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating capital employed and segment assets

	December 31,
(In millions)	2008	2007
Segment operating capital employed (1):
JBT FoodTech	$153.4	$164.6
JBT AeroTech	126.0	112.1

Total segment operating capital employed	279.4	276.7
Segment liabilities included in total segment operating capital employed (2)	233.8	286.4
Corporate (3)	78.1	8.4
Assets of discontinued operations	—	2.4

Total assets	$591.3	$573.9

Segment assets:
JBT FoodTech	$324.3	$365.0
JBT AeroTech	189.3	198.8
Intercompany eliminations	(0.4)	(0.7)

Total segment assets	513.2	563.1
Corporate (3)	78.1	8.4
Assets of discontinued operations	—	2.4

Total assets	$591.3	$573.9

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

	Year Ended December 31,
(In millions)	2008	2007	2006
Revenue (by location of customers):
United States	$485.5	$477.3	$418.6
All other countries	542.6	500.7	425.7

Total revenue	$1,028.1	$978.0	$844.3

	Year Ended December 31,
(In millions)	2008	2007	2006
Long-lived assets:
United States	$105.3	$101.5	$105.8
Sweden	17.0	23.8	23.0
Brazil	10.3	21.9	18.4
All other countries	36.9	37.4	32.4

Total long-lived assets	$169.5	$184.6	$179.6

Other business segment information

	Capital Expenditures Year Ended December 31,			Depreciation and Amortization Year Ended December 31,			Research and Development Expense Year Ended December 31,
(In millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
JBT FoodTech	$19.4	$21.3	$21.1	$22.6	$22.1	$20.2	$13.4	$12.0	$10.6
JBT AeroTech	2.5	1.2	1.3	2.4	2.6	2.6	8.6	6.7	5.6
Corporate	1.0	0.5	0.3	0.5	0.4	0.4	—	—	—

Total	$22.9	$23.0	$22.7	$25.5	$25.1	$23.2	$22.0	$18.7	$16.2

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data and common stock prices)	2008				2007
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$234.5	$256.6	$276.8	$260.2	$290.6	$254.7	$237.9	$194.8
Cost of sales	173.8	195.2	209.0	198.3	220.4	190.8	183.1	146.5
Net income from continuing operations	10.3	8.8	13.0	12.0	14.7	13.4	8.0	4.0
Income (loss) from discontinued operations, net of tax	(0.2)	—	—	0.3	(2.0)	(0.7)	(0.2)	(0.8)
Net income	$10.1	$8.8	$13.0	$12.3	$12.7	$12.7	$7.8	$3.2
Basic earnings per share:
Income from continuing operations	$0.37	$0.32	$0.47	$0.43	$0.53	$0.49	$0.29	$0.14
Income (loss) from discontinued operations, net of tax	—	—	—	0.02	(0.07)	(0.03)	—	(0.03)

Net income	$0.37	$0.32	$0.47	$0.45	$0.46	$0.46	$0.29	$0.11

Diluted earnings per share:
Income from continuing operations	$0.37	$0.31	$0.47	$0.43	$0.53	$0.49	$0.29	$0.14
Income (loss) from discontinued operations, net of tax	(0.01)	—	—	0.02	(0.07)	(0.03)	—	(0.03)

Net income	$0.36	$0.31	$0.47	$0.45	$0.46	$0.46	$0.29	$0.11

Weighted average shares outstanding
Basic (1)	27.5	27.5	27.5	27.5	27.5	27.5	27.5	27.5
Diluted (1)	28.1	28.1	27.5	27.5	27.5	27.5	27.5	27.5
Common stock price
High	$12.37	$14.50	$—	$—	$—	$—	$—	$—
Low	$5.86	$11.05	$—	$—	$—	$—	$—	$—

(1)	For all periods prior to the Separation, the number of basic and diluted shares being used is the number of shares outstanding on July 31, 2008, as no common stock of the Company was traded prior to July 31, 2008 and no JBT Corporation equity awards were outstanding for the prior periods.

NOTE 20. SUBSEQUENT EVENTS

On February 24, 2009, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on March 27, 2009 to stockholders of record at the close of business on March 6, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Director and Stockholders

John Bean Technologies Corporation:

Under the date of March 11, 2009, we reported on the consolidated and combined balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related consolidated and combined financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 11, 2009

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2006:
Allowance for doubtful accounts	$6,038	$194	$293	$600	$5,925
Valuation allowance for deferred tax asset	$816	$—	$—	$289	$527
Year ended December 31, 2007:
Allowance for doubtful accounts	$5,925	$396	$613	$734	$6,200
Valuation allowance for deferred tax asset	$527	$—	$3,311	$—	$3,838
Year ended December 31, 2008:
Allowance for doubtful accounts	$6,200	$1,200	$1,148	$3,506	$5,042
Valuation allowance for deferred tax asset	$3,838	$—	$—	$659	$3,179

(a) –	“Additions charged to other accounts” includes translation adjustments and allowances acquired through business combinations.
(b) –	“Deductions and other” includes write-offs, net of recoveries, and reductions in the allowances credited to expense.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have each concluded that our disclosure controls and procedures were effective in timely alerting them to material information relating to our Company and our consolidated subsidiaries required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting identified during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

The Company intends to enter into new change-in-control agreements, also known as executive severance agreements (the “Executive Severance Agreements”), with each of the Company’s executive officers (each such executive officer referred to in this Form 10-K as the “Executive”) who is presently a party to a change-in-control agreement with the Company. Each such existing agreement will be replaced with a new Executive Severance Agreement. Unless otherwise disclosed at any time, upon replacement of the existing change-in-control agreements with agreements in the form of Executive Severance Agreement hereto as Exhibit 10.12, the form of change-in-control agreement previously used and attached hereto as Exhibit 10.11 will no longer be used by the Company. Capitalized terms used in Item 9B of this annual report on Form 10-K but not otherwise defined herein shall have the meaning set forth in the Executive Severance Agreement, which is attached hereto as Exhibit 10.12.

The following description of the Executive Severance Agreements briefly summarizes the material terms and conditions and is qualified in its entirety by reference to the full text of the Form of Executive Severance Agreement, which is attached hereto as Exhibit 10.12.

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

The Executive will also be entitled to receive certain Gross-Up Payments with respect to any Excise Tax payable under the Executive Severance Agreement or any other agreement or plan with the Company. Such amounts, if any, shall be payable by the Company to the Executive in cash within 60 days after the Executive remits to the various taxing authorities the taxes which gave rise to the Gross-Up Payment.

As soon as practicable after the Company has knowledge that a Change in Control is imminent, but no later than the day immediately preceding the date of the Change in Control, the Company will deposit assets in a Trust in an amount equal to the estimated aggregate Severance Benefits which may become due to the Executive under the Executive Severance Agreement.

The Executive will also agree, as described in detail in the Executive Severance Agreement, to 2-year non-compete and non-solicitation provisions, which if violated shall allow the Company to cease the payment of the Severance Benefits. The Executive will also agree to confidentiality provisions, as well as a general release of claims against the Company.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics entitled the “Code of Business Conduct and Ethics” that applies to our principal executive and financial officers (including our principal accounting officer, principal financial officer and principal accounting officer) as well as our directors. A copy of our Code of Business Conduct and Ethics may be found on our website at www.jbtcorporation.com under “Investor Relations – Corporate Governance” and is available in print to stockholders without charge by submitting a request to James L. Marvin, Assistant General Counsel and Secretary, JBT Corporation, 200 East Randolph Drive, Suite 6600, Chicago, Illinois 60601.

We also elect to disclose the information required by Form 8-K, Item 5.05, “Amendments to the registrant’s code of ethics, or waiver of a provision of the code of ethics,” through our website, and such information will remain available on our website for at least a twelve-month period.

Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Other information required by this Item is incorporated herein by reference to the similarly named section of our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of FMC Technologies” of the Proxy Statement for the 2009 Annual Meeting of Stockholders. Additionally, Equity Plan Compensation Information is presented in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Relationship with Independent Public Accountants” of the Proxy Statement for our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated and combined financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 55 through 86 herein:

2.	Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 88. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated and combined financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

3.	Exhibits:

See Index of Exhibits below for a list of the exhibits being filed or furnished with or incorporated by reference to this Annual Report on Form 10-K.

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation (“JBT Corporation”), incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

3.1*	Amended and Restated Certificate of Incorporation of JBT Corporation.

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of JBT Corporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

3.3*	Amended and Restated By-Laws of JBT Corporation.

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10 filed with the SEC on July 14, 2008.

4.2	Rights Agreement between JBT Corporation and National City Bank, as rights agent, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

4.3	Note Purchase Agreement between JBT Corporation, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

Exhibit Number	Exhibit Description
10.1	Credit Agreement, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.3	Tax Sharing Agreement between JBT Corporation and FMC Technologies, Inc. incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.4	Trademark License Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5	Trademark Assignment and Coexistence Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6	JBT Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.7	Amendment No. 1 to JBT Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

10.8	JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.9	International Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.10	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.11	Form of JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

10.12*	Form of JBT Corporation Executive Severance Agreement

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Exhibit Description
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

John Bean Technologies Corporation (Registrant)

By:	/s/ CHARLES H. CANNON, JR.
Charles H. Cannon, Jr. President and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHARLES H. CANNON, JR. Charles H. Cannon, Jr.	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 11, 2009

/s/ RONALD D. MAMBU Ronald D. Mambu	Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2009

/s/ MEGAN J. DONNELLY Megan J. Donnelly	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2009

/s/ C. MAURY DEVINE C. Maury Devine	Director	March 11, 2009

/s/ ALAN D. FELDMAN Alan D. Feldman	Director	March 11, 2009

/s/ JAMES E. GOODWIN James E. Goodwin	Director	March 11, 2009

/s/ POLLY B. KAWALEK Polly B. Kawalek	Director	March 11, 2009

/s/ JAMES M. RINGLER James M. Ringler	Director	March 11, 2009

/s/ JAMES R. THOMPSON James R. Thompson	Director	March 11, 2009