Form 10-Q
period 2009-03-31
John Bean Technologies CORP
filed 2009-05-08
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, par value $0.01 per share	27,542,522

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated and Combined Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenue	$169.0	$260.2
Costs and expenses:
Cost of sales	122.1	198.3
Selling, general and administrative expense	34.8	39.2
Research and development expense	4.0	5.5

Total costs and expenses	160.9	243.0
Other income, net	0.3	2.1

Income before net interest expense and income taxes	8.4	19.3
Net interest (expense) income	(2.2)	0.1

Income from continuing operations before income taxes	6.2	19.4
Provision for income taxes	2.1	7.4

Income from continuing operations	4.1	12.0
Income from discontinued operations, net of taxes	—	0.3

Net income	$4.1	$12.3

Basic earnings per share:
Income from continuing operations	$0.15	$0.43
Income from discontinued operations	—	0.02

Basic earnings per share	$0.15	$0.45

Diluted earnings per share:
Income from continuing operations	$0.15	$0.43
Income from discontinued operations	—	0.02

Diluted earnings per share	$0.15	$0.45

Weighted average shares outstanding:
Basic	27.5	27.5

Diluted	28.2	27.5

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

John Bean Technologies Corporation

Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$22.4	$43.6
Trade receivables, net of allowances of $4.8 and $5.0, respectively	123.8	159.0
Inventories	148.9	123.0
Other current assets	32.7	31.4

Total current assets	327.8	357.0
Property, plant and equipment, net of accumulated depreciation of $198.2 and $197.0, respectively	117.0	119.7
Other assets	114.4	114.6

Total Assets	$559.2	$591.3

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable, trade and other	$66.7	$67.2
Advance and progress payments	95.8	92.9
Other current liabilities	87.2	104.3

Total current liabilities	249.7	264.4
Long-term debt, less current portion	165.0	185.0
Accrued pension and other postretirement benefits, less current portion	118.1	118.3
Other liabilities	33.3	32.4
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized;
2009: 27,594,664 issued and 27,542,222 outstanding
2008: 27,594,664 issued and 27,539,210 outstanding	0.3	0.3
Common stock held in treasury, at cost;
2009: 52,142 shares
2008: 55,154 shares	(0.7)	(0.8)
Additional paid-in capital	44.0	41.9
Retained earnings	22.2	20.2
Accumulated other comprehensive loss	(72.7)	(70.4)

Total Liabilities and Stockholders’ Equity	$559.2	$591.3

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

John Bean Technologies Corporation

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
(In millions)	2009	2008
Cash Flows From Operating Activities:
Net income	$4.1	$12.3
Income from discontinued operations, net of income taxes	—	(0.3)

Income from continuing operations	4.1	12.0
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	5.1	6.1
Stock-based compensation	1.8	2.0
Other	6.2	(1.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	30.3	9.5
Inventories	(27.8)	(18.2)
Accounts payable, trade and other	1.3	(1.4)
Advance payments and progress billings	6.1	2.2
Other assets and liabilities, net	(21.0)	0.7

Cash provided by continuing operating activities	6.1	11.5
Net cash required by discontinued operating activities	(0.1)	—

Cash provided by operating activities	6.0	11.5

Cash Flows From Investing Activities:
Capital expenditures	(4.8)	(4.1)
Proceeds from disposal of assets	0.5	0.3

Cash required by continuing investing activities	(4.3)	(3.8)
Cash provided by discontinued investing activities	—	0.7

Cash required by investing activities	(4.3)	(3.1)

Cash Flows From Financing Activities:
Net payments on credit facilities	(20.0)	—
Distributions to former parent, net	—	(6.5)
Dividend	(1.9)	—
Other	(1.0)	(0.1)

Cash required by financing activities	(22.9)	(6.6)

Effect of foreign exchange rate changes on cash and cash equivalents	—	0.4

(Decrease) increase in cash and cash equivalents	(21.2)	2.2
Cash and cash equivalents, beginning of period	43.6	9.5

Cash and cash equivalents, end of period	$22.4	$11.7

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

John Bean Technologies Corporation

Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business—John Bean Technologies Corporation and its consolidated subsidiaries (“JBT Corporation” or “we”) provide global technology solutions for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers.

Basis of Presentation—The following (a) condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements, and notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in United States (“GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with our audited annual consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Prior to July 31, 2008, we operated as the FoodTech and Airport Services businesses of FMC Technologies, Inc. (“FMC Technologies”). Effective July 31, 2008, we were spun-off from FMC Technologies and became a separate, publicly-traded company. This transaction is referred to in this Quarterly Report on Form 10-Q as the “spin-off.” Our combined financial statements for the periods prior to July 31, 2008 have been prepared in accordance with GAAP on a carve-out basis from the consolidated financial statements of FMC Technologies using the historical results of operations and bases of the assets and liabilities of the FoodTech and Airport Services businesses and including allocations from FMC Technologies. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. Allocated expenses include general and administrative services such as accounting, treasury, tax, legal, human resources, information technology and other corporate and infrastructure services. Many assets, liabilities and expenses could be specifically identified with JBT Corporation businesses or personnel and were directly allocated. To the extent amounts could not be specifically identified and allocated, we primarily used our proportion of FMC Technologies’ total revenue as a reasonable allocation method. Allocations have been determined on the basis of assumptions and estimates that management believes to be a reasonable reflection of our utilization of those services. These allocations and estimates, however, are not necessarily indicative of the assets, liabilities and expenses that would have resulted if we had operated as a separate entity in the past, or that may result in the future.

Upon the effectiveness of the spin-off, we significantly changed our capital structure. The financial statements prior to the separation do not reflect the debt or interest expense we might have incurred if we were a stand-alone entity. In addition, the financial statements may not be indicative of our consolidated financial position, operating results or cash flows in the future or what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented prior to the spin-off.

Recently adopted accounting pronouncements—On January 1, 2009, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaced SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree. The adoption of SFAS 141R did not have a material impact on our consolidated financial position or results of operations but will impact the accounting for future business combinations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the provisions of SFAS 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the financial statements. On January 1, 2009, we adopted the provisions of SFAS 157 with respect to non-financial assets and non-financial liabilities. The adoption of SFAS 157 in respect to non-financial assets and non-financial liabilities did not have a material impact on our consolidated financial position or results of operations.

On January 1, 2009, we adopted the provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment to ARB No. 51 (“SFAS 160”). This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The adoption of SFAS 160 had no impact on our consolidated financial position or results of operations.

On January 1, 2009, we adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 had no impact on our consolidated financial position or results of operations. The additional disclosures required by this statement are included in Note 7.

On January 1, 2009, we adopted the provisions of FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP FAS 142-3 requires an entity to disclose information for a recognized intangible asset that enables users of the financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. The requirements for determining the useful life of intangible assets apply to intangible assets acquired after January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial position or results of operations.

On January 1, 2009, we adopted the provisions of FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of FSP EITF 03-6-1 had no impact on our results of operations or earnings per share as our dividends on unvested share-based payment awards are forfeitable.

Recently issued accounting pronouncements—In April 2009, the FASB issued Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We will adopt the provisions of SFAS 107-1 and APB 28-1 and provide the additional required disclosures in our Quarterly Report on Form 10-Q for the second quarter ending on June 30, 2009.

Note 2: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2009	December 31, 2008
Raw materials	$68.2	$71.9
Work in process	59.1	41.2
Finished goods	76.9	64.9

Gross inventories before LIFO reserves and valuation adjustments	204.2	178.0
LIFO reserves and valuation adjustments	(55.3)	(55.0)

Net inventories	$148.9	$123.0

Note 3: Pension and Other Postretirement Benefits

Prior to our spin-off from FMC Technologies, our employees were eligible to participate in pension and postretirement benefit plans sponsored by FMC Technologies. As such, for the three month period ended March 31, 2008, we accounted for the related pension and other postretirement benefit costs under the multiemployer plan approach and recognized the pension and other postretirement benefit costs allocated to us by FMC Technologies as an expense, with a corresponding contribution in owner’s net investment. The expense was allocated to us based on the service cost from JBT Corporation employees and a proportion of other FMC Technologies’ corporate staff service cost, which was allocated primarily using JBT Corporation’s proportion of FMC Technologies’ consolidated revenue. The following table summarizes the net periodic benefit cost for the three months ended March 31, 2009 and 2008:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2009	2008	2009	2008
Plans sponsored by FMC Technologies	$—	$1.1	$—	$(0.1)
Plans sponsored by JBT Corporation	2.0	0.5	(0.1)	—

Net periodic benefit cost	$2.0	$1.6	$(0.1)	$(0.1)

Components of net periodic benefit cost of our plans were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2009	2008	2009	2008
Service cost	$2.1	$0.2	$—	$—
Interest cost	3.7	0.4	0.1	—
Expected return on assets	(4.3)	(0.1)	—	—
Amortization of prior service benefit	(0.1)	—	(0.2)	—
Amortization of actuarial losses, net	0.6	—	—	—

Net periodic benefit cost	$2.0	$0.5	$(0.1)	$—

Note 4: Stock-based Compensation

For the three months ended March 31, 2009, stock-based compensation expense includes awards for JBT Corporation and FMC Technologies nonvested stock units (also known as restricted stock units). For the three months ended March 31, 2008, stock-based compensation expense includes awards for FMC Technologies restricted stock units granted to our employees as well as an allocation of expense for awards granted to FMC Technologies’ corporate employees and directors. Compensation expense for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Plans sponsored by FMC Technologies	$—	$2.0
JBT Corporation Incentive Compensation and Stock Plan	1.8	—

Total stock-based compensation expense	$1.8	$2.0

In the three months ended March 31, 2009, we granted the following restricted stock awards to our employees:

	Shares		Weighted-Average Grant-Date Fair Value
Time-based	337,061
Performance-based	116,089	*

Granted during the three months ended March 31, 2009	453,150		$10.93

*	Assumes target payout

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

For current year performance-based awards, actual payouts may vary from zero to 232,178 shares and will be dependent upon our performance relative to prior year with respect to earnings growth and return on investment for the year ending December 31, 2009. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

Note 5: Warranty Obligations

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

	Three Months Ended March 31,
(In millions)	2009	2008
Balance at beginning of period	$9.8	$12.3
Expense for new warranties	1.4	3.2
Adjustments to existing accruals	(0.5)	0.6
Claims paid	(3.4)	(3.5)

Balance at end of period	$7.3	$12.6

Note 6: Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

As discussed in Note 1, in connection with our spin-off, on July 31, 2008 FMC Technologies distributed to its shareholders 27.5 million shares of our common stock. This share amount is being utilized for the calculation of basic and diluted EPS for the three months ended on March 31, 2008.

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended
	March 31,
(In millions, except per share data)	2009	2008
Basic earnings per share:
Income from continuing operations	$4.1	$12.0

Weighted average number of shares outstanding	27.5	27.5

Basic earnings per share from continuing operations	$0.15	$0.43

Diluted earnings per share:
Income from continuing operations	$4.1	$12.0

Weighted average number of shares outstanding	27.5	27.5
Effect of dilutive securities:
Options on common stock	—	—
Restricted stock	0.7	—

Total shares and dilutive securities	28.2	27.5

Diluted earnings per share from continuing operations	$0.15	$0.43

Note 7: Derivative Financial Instruments and Risk Management

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

As of March 31, 2009, the following forward contracts were outstanding in U.S. dollar equivalent:

(In millions)	Buy	Sell	Net Total Buy (Sell)
Swedish Krona	70.2	(21.5)	48.7
U.S. Dollar	75.7	(41.9)	33.8
Brazilian Real	30.3	(3.6)	26.7
British Pound	9.4	(3.1)	6.3
Euro	7.8	(2.9)	4.9
New Zealand Dollar	0.9	—	0.9
Australian Dollar	0.3	(0.2)	0.1
South African Rand	0.1	(2.3)	(2.2)

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

Most of our derivatives are not designated for hedge accounting. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of March 31, 2009:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate swap contract	Other current assets	$—	Other current liabilities	$0.2
Interest rate swap contract	Other assets	—	Other liabilities	1.5
Foreign exchange contracts	Other current assets	—	Other current liabilities	0.8
Foreign exchange contracts	Other assets	0.3	Other liabilities	—

Total derivatives designated as hedging instruments under FAS 133		0.3		2.5

Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts	Other current assets	5.4	Other current liabilities	9.7
Foreign exchange contracts	Other assets	1.4	Other liabilities	3.2

Total derivatives not designated as hedging instruments under FAS 133		6.8		12.9

Total derivatives		$7.1		$15.4

The following tables present derivative instrument amounts affecting the condensed consolidated statement of income for the three month period ended March 31, 2009:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (1)
Interest rate swap contract	$(0.3)	Net interest (expense) income	$(0.2)
Foreign exchange contracts	0.5	Revenue	(0.8)

Total derivatives designated as cash flow hedges	$0.2		$(1.0)

(1)	For the three month period ended March 31, 2009, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges

Derivatives not designated as hedging instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Revenue	$—
Foreign exchange contracts	Cost of sales	(0.1)
Foreign exchange contracts	Other income, net	(2.3)

Total		$(2.4)

Refer to Note 9: Fair Value of Financial Instruments for a description of how the above financial instruments are valued in accordance with SFAS 157.

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

Note 8: Stockholders’ Equity

Other comprehensive income consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2009	2008
Net income	$4.1	$12.3
Foreign currency translation adjustments	(3.8)	4.1
Deferral of hedging gains, net of tax of $0.7 and $0.2 for the three months ended March 31, 2009 and 2008, respectively	1.2	0.5
Deferral of pension gains, net of tax of $0.1 for the three months ended March 31, 2009	0.3	—

Comprehensive income	$1.8	$16.9

Note 9: Fair Value of Financial Instruments

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	March 31, 2009	Level 1	Level 2	Level 3
Assets
Investments	$9.1	$9.1	$—	$—
Derivatives	7.1	—	7.1	—

Total assets	$16.2	$9.1	$7.1	$—

Liabilities
Derivatives	15.4	$—	$15.4	$—

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

Note 10: Related Party Transactions

In connection with our spin-off from FMC Technologies, we entered into a separation and distribution agreement with FMC Technologies (the “Separation and Distribution Agreement”) and several ancillary agreements to complete the separation of our businesses from FMC Technologies. These agreements defined key provisions related to the spin-off and the relationship between the two companies after the spin-off. The Separation and Distribution Agreement required FMC Technologies to contribute certain business segments and their associated assets and liabilities to us. As a result of the contribution, FMC Technologies has no interest in our assets and business and generally has no obligation with respect to our liabilities. Similarly, we have no interest in FMC Technologies’ assets and generally have no obligation with respect to FMC Technologies’ liabilities.

Prior to the spin-off, FMC Technologies has allocated to us, among other things, $4.3 million for the three months ended March 31, 2008, of expenses incurred by FMC Technologies for providing us with the following services: legal, tax, general accounting, communications, corporate development, benefits and human resources, information systems, payroll services, web hosting services and other public company costs. As of March 31, 2009, we have a $1.3 million receivable from FMC Technologies included in other current assets on the condensed consolidated balance sheet related to reimbursement of payroll tax payments.

Note 11: Contingent Liabilities

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

Under the Separation and Distribution Agreement with FMC Technologies, we have assumed an indemnification and guarantee for an Industrial Development Revenue Bond payable to Franklin County, Ohio. Our former parent was primarily liable for the Industrial Development Revenue Bond until the property securing the bond was sold and the obligations under the bond were assigned to a third party in 1979. At March 31, 2009, the maximum potential amount of undiscounted future payments that we could be required to make under this bond was $0.9 million through final maturity in October 2009. In October 2008, we were required to pay $0.9 million under the bond after the assignee failed to make the annual principal payment due in October 2008. We have recorded this amount in other current liabilities on our condensed consolidated balance sheet along with a receivable from the assignee, recorded in other assets. This receivable is recoverable either by payment from the assignee or from proceeds from the sale of the property, which we may recover from the current owner and sell. Management believes that proceeds from the sale of the property would satisfy our existing receivable and cover any potential future payments required.

Management believes that the ultimate resolution of our known contingencies will not materially affect our financial position or results of operations.

Contingent liabilities associated with legal matters—Under the Separation and Distribution Agreement with FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to separation. As a result, although FMC Technologies will in many cases remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole will have a material adverse effect on our business, results of operations or financial condition.

Note 12: Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense associated with corporate investments and income taxes.

	Three Months Ended March 31,
(In millions)	2009	2008
Revenue
JBT FoodTech	$94.9	$149.8
JBT AeroTech	73.6	111.6
Other revenue (1) and intercompany eliminations	0.5	(1.2)

Total revenue	$169.0	$260.2

Income before income taxes
Segment operating profit:
JBT FoodTech	7.8	14.4
JBT AeroTech	5.5	9.0

Total segment operating profit	13.3	23.4

Corporate items:
Corporate expense (2)	(3.0)	(2.8)
Other expense, net (1)	(1.9)	(1.3)
Net interest (expense) income	(2.2)	0.1

Total corporate items	(7.1)	(4.0)

Income from continuing operations before income taxes	$6.2	$19.4

(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

Note 13: Subsequent Events

On May 7, 2009, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on June 12, 2009 to stockholders of record at the close of business on May 22, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved.

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we described in our Form 10-K, including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

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

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, air freight and ground handling companies, the United States and selected international defense departments and the material handling industry. The product offerings of our JBT AeroTech businesses include:

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

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market positions and improves our results. We serve customers from around the world. During the first three months of 2009, approximately half of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

Prior to July 31, 2008, we operated as the FoodTech and Airport Services businesses of FMC Technologies. Effective July 31, 2008, we were spun-off from FMC Technologies and became a separate, publicly-traded company. This transaction is referred to in this Quarterly Report on Form 10-Q as the “spin-off.”

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 31,
			Change
(In millions, except %)	2009	2008	$	%
Revenue	$169.0	$260.2	$(91.2)	(35.0)%
Costs and expenses:
Cost of sales	122.1	198.3	(76.2)	(38.4)
Selling, general and administrative expense	34.8	39.2	(4.4)	(11.2)
Research and development expense	4.0	5.5	(1.5)	(27.3)

Total costs and expenses	160.9	243.0	(82.1)	(33.8)
Other income, net	0.3	2.1	(1.8)	(85.7)

Income before net interest expense and income taxes	8.4	19.3	(10.9)	(56.5)
Net interest (expense) income	(2.2)	0.1	(2.3)	*

Income from continuing operations before income taxes	6.2	19.4	(13.2)	(68.0)
Provision for income taxes	2.1	7.4	(5.3)	(71.6)

Income from continuing operations	4.1	12.0	(7.9)	(65.8)
Income from discontinued operations, net of taxes	—	0.3	(0.3)	(100.0)

Net income	$4.1	$12.3	$(8.2)	(66.7)%

*	Not meaningful

Our total revenue of $169.0 million represented a decrease of $91.2 million in the first quarter of 2009 compared to the same period in 2008. Continued challenging economic conditions affected demand for our products in both of our segments. JBT FoodTech revenue decreased by $43.5 million, excluding unfavorable impact of foreign currency translation of $11.4 million, primarily due to a decline in sales volume of our freezing and protein processing equipment. JBT AeroTech revenue decreased by $35.7 million, excluding unfavorable impact of foreign currency translation of $2.3 million, primarily due to a decline in sales volume for our ground support equipment.

Cost of sales was $76.2 million lower in the first quarter of 2009 compared to the same period in 2008, while gross profit (revenue less cost of sales) decreased by $15.0 million in the same period. The decrease in gross profit reflects lower sales, an unfavorable impact of foreign currency translation of revenue and cost of sales of $5.2 million and approximately $2.0 million we incurred in costs in the first quarter of 2009 related to implementation of cost reduction programs. However, gross profit margins increased by 4.0 percentage points as a result of improved margins across several product lines and sales of a more profitable mix of products during the period.

Selling, general and administrative expenses were $4.4 million lower in the first quarter of 2009 compared to the same period in 2008. Excluding the favorable impact of foreign currency translation, selling, general and administrative expenses decreased by $1.6 million due to savings from cost reduction programs and lower selling costs.

Other income, net reflects primarily gains and losses related to foreign currency transactions and gains and losses on investments in our non-qualified deferred compensation plan. The decrease of $1.8 million in other income, net in the first quarter of 2009 compared to the same period in 2008 was primarily due to the strengthening of the U.S. dollar.

Net interest expense was $2.2 million in the first quarter of 2009 compared to net interest income of $0.1 million in the same period in 2008. The expense in 2009 reflects the interest expense on the senior unsecured notes we issued and credit facility we entered into in July 2008 in connection with our spin-off. We did not have significant amounts of debt outstanding prior to the spin-off.

Income tax expense in the first quarter of 2009 resulted in an effective income tax rate of 34.0% compared to an effective rate of 38.1% in the same period in 2008. The difference in the effective tax rate was primarily attributable to the assumptions made in 2008 with respect to the taxability of U.S. taxes on foreign earnings and tax impact on certain expense items that were allocated to us from our former parent, FMC Technologies, on a carve-out basis.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 31,		Change
(In millions, except %)	2009	2008	$	%
Revenue
JBT FoodTech	$94.9	$149.8	$(54.9)	(36.6)%
JBT AeroTech	73.6	111.6	(38.0)	(34.1)
Other revenue (1) and intercompany eliminations	0.5	(1.2)	1.7	*

Total revenue	$169.0	$260.2	$(91.2)	(35.0)

Income before income taxes
Segment operating profit:
JBT FoodTech	7.8	14.4	(6.6)	(45.8)
JBT AeroTech	5.5	9.0	(3.5)	(38.9)

Total segment operating profit	13.3	23.4	(10.1)	(43.2)

Corporate items:
Corporate expense (2)	(3.0)	(2.8)	(0.2)	7.1
Other expense, net (1)	(1.9)	(1.3)	(0.6)	46.2
Net interest (expense) income	(2.2)	0.1	(2.3)	*

Total corporate items	(7.1)	(4.0)	(3.1)	77.5

Income from continuing operations before income taxes	$6.2	$19.4	$(13.2)	(68.0)%

*	Not meaningful
(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense associated with corporate investments and income taxes.

JBT FoodTech

JBT FoodTech’s revenue of $94.9 million represented a decrease of $54.9 million in the first quarter of 2009 compared to the same period in 2008. Continued challenging economic conditions affected sales of our freezing and protein processing equipment. Sales in Europe of our freezing and protein processing equipment declined by $15.3 million across all food markets except the fruits and vegetables market, where sales increased by $4.9 million. Sales in North America of our freezing and protein processing equipment declined by $6.3 million primarily in the poultry and bakery products markets, but were partially offset by an increase of $5.4 million in sales to customers in the ready meals market. Large orders of our freezing and protein processing equipment that were delivered in the first quarter of 2008 drove an unfavorable comparison of sales in Latin America and Asia Pacific, where sales declined by $13.6 million and $2.3 million, respectively. Additionally, timing of shipments of tomato and fruit processing equipment, which we expect to ship in the second quarter of 2009, resulted in $4.2 million of less revenue. The remaining difference was primarily due to an unfavorable impact of foreign currency translation.

JBT FoodTech’s operating profit of $7.8 million represented a decrease of $6.6 million in the first quarter of 2009 compared to the same period in 2008. Lower sales volume resulted in $11.7 million of lower profits, which was partially offset by $6.2 million due to improved profit margins as we provided more aftermarket products, parts and services. Reduced research and development activities resulted in $1.2 million of lower costs. Additionally, a cost reduction program implemented in the first quarter of 2009 resulted in $0.8 million of lower selling costs. The remaining difference was primarily due to an unfavorable impact of foreign currency translation.

JBT AeroTech

JBT AeroTech’s revenue of $73.6 million represented a decrease of $38.0 million in the first quarter of 2009 compared to the same period in 2008. Continued weak demand for ground support equipment due to the global recession resulted in a decrease in revenue of $33.1 million. Additionally, a delay in shipments of aviation fuel-saving pre-conditioned air units to the U.S. military resulted in $4.9 million of lower revenue. Sales of automated systems increased by $1.8 million but were offset by an unfavorable impact of foreign currency translation.

JBT AeroTech’s operating profit of $5.5 million represented a decrease of $3.5 million in the first quarter of 2009 compared to the same period in 2008. Lower sales volume resulted in a decrease in profits of $7.1 million, which were partially offset by $2.5 million in improved profit margins and $1.0 in lower selling costs. Gross profit margins increased by 3.3 percentage points due to a more favorable product mix. Additionally, we implemented a cost reduction program to help us manage through the economic downturn.

Corporate Items

Corporate expense was $3.0 million in the first quarter of 2009 compared to $2.8 million in the same period in 2008. The 2009 expense reflects stand-alone corporate costs while the 2008 expense reflects an allocation from FMC Technologies.

Other expense, net was $0.6 million higher in the first quarter of 2009 compared to the same period in 2008 primarily due to higher pension costs in 2009.

Net interest expense was $2.2 million in the first quarter of 2009 compared to net interest income of $0.1 million in the same period in 2008. The expense in 2009 reflects the interest expense on the senior unsecured notes we issued and credit facility we entered into in July 2008 in connection with our spin-off. We did not have significant amounts of debt outstanding prior to the spin-off.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2009	2008
JBT FoodTech	$99.5	$148.9
JBT AeroTech	88.5	86.7
Intercompany eliminations	(0.1)	(1.9)

Total inbound orders	$187.9	$233.7

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2009	December 31, 2008	March 31, 2008
JBT FoodTech	$157.4	$152.8	$167.6
JBT AeroTech	157.5	142.6	205.7
Intercompany eliminations	(0.7)	(0.1)	(1.4)

Total order backlog	$314.2	$295.3	$371.9

JBT FoodTech’s order backlog at March 31, 2009 increased by $4.6 million since year-end 2008 and decreased by $10.2 million since March 31, 2008. Excluding unfavorable impact of foreign currency translation, order backlog increased by $5.6 million since March 31, 2008. The increase from year-end 2008 is primarily due to orders for our citrus processing equipment, while the increase in constant currency from March 31, 2008 is primarily due to large orders for our in-container processing equipment and tomato processing equipment.

JBT AeroTech’s order backlog at March 31, 2009 has increased by $14.9 million since year-end 2008 and decreased by $48.2 million since March 31, 2008. The increase from year-end 2008 is driven by a large order for our Halversen loaders, while the decrease from March 31, 2008 is driven by lower orders of our ground support equipment due to industry and economic conditions facing airline and air freight industries.

Outlook

We expect continued economic instability in the world economy through 2009 and likely into 2010. Although certain of our product lines are performing well, demand for our ground support equipment remains soft. Additionally, we are experiencing weakness in the European and Latin American markets for JBT FoodTech product lines. Interest expense for the remainder of 2009 is expected to be approximately $7.6 million and our full year effective tax rate is expected to be approximately 34% to 35%. We expect our second quarter diluted earnings per share from continued operations to be stronger than the first quarter, reflecting our typical seasonality. However, due to the uncertain market conditions, we have limited visibility into the second half of 2009 making it extremely difficult to provide an accurate estimate for 2009. As a result, we will not provide full year guidance.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are cash flows from operations and borrowings under our credit facility. Our principal use of funds consists of operating expenditures, payments of principal and interest on our credit facility, capital expenditures and interest payments on our outstanding senior unsecured notes. We believe our cash flows from operations and our credit facilities will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors.

Financing Arrangements

As of March 31, 2009, we have $75 million in aggregate principal amount of 6.66% senior unsecured notes outstanding that are due on July 31, 2015. The senior unsecured notes require us to make semiannual interest payments. Additionally, as of March 31, 2009 we have $90 million outstanding on our $225 million 5-year revolving credit facility that matures on July 31, 2013. Borrowings under the revolving credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio as defined in the credit agreement. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of March 31, 2009, there was approximately $112 million available on the revolving credit facility.

Our long-term obligations contain various customary covenants including a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio covenant restricts the amount of Consolidated Total Indebtedness we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase and credit facility agreements. The interest coverage ratio covenant restricts the amount of Consolidated Interest Expense we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase and credit facility agreements. We do not have a covenant related to our net worth. As of March 31, 2009, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

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

Liquidity

The following table summarizes our cash activity for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In millions)	2009	2008
Cash provided by continuing operating activities	$6.1	$11.5
Cash required by continuing investing activities	(4.3)	(3.8)
Cash required by financing activities	(22.9)	(6.6)
Cash (required) provided by discontinued operations	(0.1)	0.7
Effect of exchange rate changes on cash and cash equivalents	—	0.4

(Decrease) increase in cash and cash equivalents	$(21.2)	$2.2

Operating Cash Flows

We generated $6.1 million in cash flows from continuing operating activities during the three months ended March 31, 2009. The decrease of $5.4 million over the same period in the prior year is primarily attributable to lower earnings, as income from continuing operations decreased by $7.9 million, partially offset by lower investment in working capital. Our investments in working capital decreased during the three months ended March 31, 2009 compared to the same period in the prior year primarily due to lower accounts receivable as a result of lower sales.

Investing Cash Flows

Cash used by investing activities was $4.3 million and $3.8 million during the three months ended March 31, 2009 and 2008, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and facilities.

Financing Cash Flows

Cash used in financing activities was $22.9 million and $6.6 million for the three months ended March 31, 2009 and 2008, respectively. The increase in cash used in financing activities was driven primarily by payments made to reduce the outstanding balance on our credit facility from $110 million at December 31, 2008 to $90 million at March 31, 2009. We did not have any debt issued in the first quarter of 2008 but distributed $6.5 million to our former parent, FMC Technologies.

Additionally, we paid a cash dividend of $0.07 per common share in the first quarter of 2009.

Discontinued Operations Cash Flows

Our discontinued businesses ceased operations in 2007 and were sold in 2007 and 2008. Minimal cash flows are expected for 2009.

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. On May 7, 2009, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock, or approximately $2.0 million. The dividend will be paid on June 12, 2009 to stockholders of record at the close of business on May 22, 2009. We estimate that we will pay $7.6 million in interest under our financing agreements in the remainder of 2009. We project that we will contribute approximately $16.5 million in 2009 to our pension plans, although we are not currently required to fund our U.S. pension plan.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting estimates. During the three months ended March 31, 2009, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

See discussion in Note 1 of Notes to Condensed Consolidated and Combined Financial Statements (Unaudited) for discussion of recently adopted and recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

John Bean Technologies Corporation:

We have reviewed the accompanying consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of March 31, 2009, and the related consolidated and combined statements of income and cash flows for the three-month periods ended March 31, 2009 and 2008. These consolidated and combined financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2008, and the related consolidated and combined statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 11, 2009, we expressed an unqualified opinion on those consolidated and combined financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP
Chicago, Illinois
May 8, 2009

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the three months ended March 31, 2009.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 7, 2009, the Board of Directors unanimously approved an amendment to our Amended and Restated Bylaws (the “Bylaws”) relating to the indemnification of, and insurance coverage for, our officers, directors, employees, agents and other legal representatives, effective immediately. The amendment to Article XI of our Bylaws clarifies that (1) the right to indemnification fully vests immediately upon the commencement of the indemnified person’s service to JBT Corporation and (2) no repeal or modification of the indemnification and insurance provisions of the Bylaws may diminish or adversely affect the rights or obligations of any of our current or former officers, directors, employees or agents with respect to any occurrence, event, omission or state of facts arising prior to the repeal or modification in question.

This summary is qualified in its entirety by reference to First Amendment to Amended and Restated Bylaws of John Bean Technologies Corporation, filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

ITEM 6.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
3.2	First Amendment to Amended and Restated Bylaws of John Bean Technologies Corporation

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: May 8, 2009

EXHIBIT INDEX

Number in Exhibit Table	Description
3.2	First Amendment to Amended and Restated Bylaws of John Bean Technologies Corporation

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.