Form 10-Q
period 2009-06-30
John Bean Technologies CORP
filed 2009-08-05
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2009
Common Stock, par value $0.01 per share	27,580,359

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated and Combined Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$230.2	$276.8	$399.2	$537.0
Costs and expenses:
Cost of sales	171.2	209.0	293.3	407.3
Selling, general and administrative expense	38.0	41.0	72.8	80.2
Research and development expense	4.5	6.5	8.5	12.0

Total costs and expenses	213.7	256.5	374.6	499.5
Other income (expense), net	0.6	(1.0)	0.9	1.1

Income before net interest expense and income taxes	17.1	19.3	25.5	38.6
Net interest (expense) income	(2.3)	0.2	(4.5)	0.3

Income from continuing operations before income taxes	14.8	19.5	21.0	38.9
Provision for income taxes	5.1	6.5	7.2	13.9

Income from continuing operations	9.7	13.0	13.8	25.0
Income from discontinued operations, net of taxes	—	—	—	0.3

Net income	$9.7	$13.0	$13.8	$25.3

Basic earnings per share:
Income from continuing operations	$0.35	$0.47	$0.50	$0.91
Income from discontinued operations	—	—	—	0.01

Basic earnings per share	$0.35	$0.47	$0.50	$0.92

Diluted earnings per share:
Income from continuing operations	$0.34	$0.47	$0.49	$0.91
Income from discontinued operations	—	—	—	0.01

Diluted earnings per share	$0.34	$0.47	$0.49	$0.92

Weighted average shares outstanding:
Basic	27.6	27.5	27.6	27.5

Diluted	28.5	27.5	28.3	27.5

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

John Bean Technologies Corporation

Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$17.1	$43.6
Trade receivables, net of allowances of $5.2 and $5.0, respectively	131.0	159.0
Inventories	140.7	123.0
Other current assets	27.6	31.4

Total current assets	316.4	357.0
Property, plant and equipment, net of accumulated depreciation of $210.2 and $197.0, respectively	123.3	119.7
Other assets	121.1	114.6

Total Assets	$560.8	$591.3

Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable, trade and other	$67.5	$67.2
Advance and progress payments	83.5	92.9
Other current liabilities	93.5	104.3

Total current liabilities	244.5	264.4
Long-term debt, less current portion	149.0	185.0
Accrued pension and other postretirement benefits, less current portion	117.6	118.3
Other liabilities	36.0	32.4
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized;
2009: 27,632,501 issued and 27,580,359 outstanding;
2008: 27,594,664 issued and 27,539,510 outstanding	0.3	0.3
Common stock held in treasury, at cost;
2009: 52,142 shares;
2008: 55,154 shares	(0.7)	(0.8)
Additional paid-in capital	46.2	41.9
Retained earnings	29.7	20.2
Accumulated other comprehensive loss	(61.8)	(70.4)

Total Liabilities and Stockholders’ Equity	$560.8	$591.3

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

John Bean Technologies Corporation

Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$13.8	$25.3
Income from discontinued operations, net of income taxes	—	(0.3)

Income from continuing operations	13.8	25.0
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	10.6	12.6
Stock-based compensation	3.8	4.3
Other	5.9	(0.6)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	32.3	16.2
Inventories	(12.4)	(12.7)
Accounts payable, trade and other	(0.7)	(12.1)
Advance payments and progress billings	(13.1)	(2.3)
Other assets and liabilities, net	(12.3)	4.1

Cash provided by continuing operating activities	27.9	34.5
Net cash required by discontinued operating activities	—	(0.2)

Cash provided by operating activities	27.9	34.3

Cash Flows From Investing Activities:
Acquisitions	(6.7)	—
Capital expenditures	(9.8)	(12.2)
Proceeds from disposal of assets	0.4	0.6

Cash required by continuing investing activities	(16.1)	(11.6)
Cash provided by discontinued investing activities	—	0.7

Cash required by investing activities	(16.1)	(10.9)

Cash Flows From Financing Activities:
Net payments on credit facilities	(36.0)	(0.1)
Distributions to former parent, net	—	(27.7)
Dividends paid	(3.9)	—
Other	0.6	—

Cash required by financing activities	(39.3)	(27.8)

Effect of foreign exchange rate changes on cash and cash equivalents	1.0	0.6

Decrease in cash and cash equivalents	(26.5)	(3.8)
Cash and cash equivalents, beginning of period	43.6	9.5

Cash and cash equivalents, end of period	$17.1	$5.7

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

Basis of Presentation—The (a) condensed balance sheet as of December 31, 2008, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements, and notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. Therefore, these statements should be read in conjunction with our audited annual consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Prior to July 31, 2008, we operated as the FoodTech and Airport Systems businesses of FMC Technologies, Inc. (“FMC Technologies”). Effective July 31, 2008, we were spun-off from FMC Technologies and became a separate, publicly-traded company. This transaction is referred to in this Quarterly Report on Form 10-Q as the “spin-off.” Our combined financial statements for the periods prior to July 31, 2008 have been prepared in accordance with GAAP on a carve-out basis from the consolidated financial statements of FMC Technologies using the historical results of operations and bases of the assets and liabilities of the FoodTech and Airport Systems businesses and including allocations from FMC Technologies. This presentation incorporates the same principles used when preparing consolidated financial statements, including elimination of intercompany transactions. Allocated expenses include general and administrative services such as accounting, treasury, tax, legal, human resources, information technology and other corporate and infrastructure services. Many assets, liabilities and expenses could be specifically identified with JBT Corporation businesses or personnel and were directly allocated. To the extent amounts could not be specifically identified and allocated, we primarily used our proportion of FMC Technologies’ total revenue as a reasonable allocation method. Allocations have been determined on the basis of assumptions and estimates that management believes to be a reasonable reflection of our utilization of those services. These allocations and estimates, however, are not necessarily indicative of the assets, liabilities and expenses that would have resulted if we had operated as a separate entity in the past, or that may result in the future.

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

We have evaluated subsequent events through August 5, 2009, the date of issuance of the condensed consolidated financial statements.

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

On January 1, 2009, we adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS 161 had no impact on our consolidated financial position or results of operations. The additional disclosures required by this statement are included in Note 9.

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

On April 1, 2009, we adopted the provisions of FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on our consolidated financial position or results of operations. The additional disclosures required by this FSP are included in Note 4.

On April 1, 2009, we adopted the provisions of FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased in Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. FSP 157-4 did not have a significant impact on our consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The additional disclosure required by this statement is included in Note 1.

Note 2: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2009	December 31, 2008
Raw materials	$67.3	$71.9
Work in process	54.6	41.2
Finished goods	74.3	64.9

Gross inventories before LIFO reserves and valuation adjustments	196.2	178.0
LIFO reserves and valuation adjustments	(55.5)	(55.0)

Net inventories	$140.7	$123.0

Note 3: Long-lived Assets

Goodwill—The carrying amount of goodwill by business segment was as follows:

(In millions)	June 30, 2009	December 31, 2008
JBT FoodTech	$19.7	$18.7
JBT AeroTech	8.0	8.0

Total goodwill	$27.7	$26.7

Goodwill is included in other assets in the condensed consolidated balance sheets.

In the second quarter of 2009, we recorded $0.9 million of goodwill in connection with the acquisition of Scottish-based Double D Food Engineering Ltd. (“Double D”). Double D is a UK leader in designing, manufacturing and servicing custom-built ovens for bakery and protein products. The remaining increase since December 31, 2008 is due to foreign currency translation adjustment.

We test goodwill for impairment annually in the fourth quarter of each year and more frequently if events or circumstances indicate that goodwill may be impaired. During the fourth quarter of 2008, we completed an annual impairment test for our goodwill balances as of October 31, 2008. There was no indication of impairment based on our analysis.

We subsequently considered whether or not the fair value of each of the reporting units could have fallen below its carrying value. We considered multiple elements and factors including, but not limited to, changes in the business climate in which we operate, recent disruptions in the financial markets, our market capitalization in excess of our book value, our recent operating performance and our annual budget for 2009. As a result of this review, we determined that no such event or condition existed that would cause us to perform an interim goodwill impairment test prior to our next annual test date. We continue to monitor these factors and will perform additional impairment tests as appropriate.

Intangible assets—The components of intangible assets were as follows:

	June 30, 2009		December 31, 2008
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$15.8	6.9	$14.5	6.6
Patents and acquired technology	23.5	22.1	23.3	21.9
Trademarks	15.7	5.6	14.2	5.4
Other	1.9	0.5	1.9	1.4

Total intangible assets	$56.9	35.1	$53.9	35.3

Intangible assets are included in other assets in the condensed consolidated balance sheets.

In the second quarter of 2009, we recorded $3.8 million of intangible assets in connection with the acquisition of Double D. We recorded amortization expense related to acquired intangible assets of $0.3 million and $0.6 million in the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $1.3 million in the six months ended June 30, 2009 and 2008, respectively. Annual amortization expense is expected to be $0.9 in the remainder of 2009, $1.4 million during the years 2010 through 2013 and $1.3 million in 2014. We review our intangible asset values on a periodic basis. As of June, 30, 2009, there was no indication of impairment related to our intangible assets.

Other long-lived assets – We review all of our long-lived asset values on a periodic basis. As of June, 30, 2009, there was no indication of impairment related to our long-lived assets.

Note 4: Debt

Long-term debt—Long-term debt consisted of the following:

(In millions)	June 30, 2009	December 31, 2008
6.66% senior unsecured notes due July 31, 2015	$75.0	$75.0
Revolving credit facility	74.0	110.0
Other	0.5	0.6

Total long-term debt	149.5	185.6
Less: current portion	(0.5)	(0.6)

Long-term debt, less current portion	$149.0	$185.0

The fair value of the $75 million 6.66% senior unsecured notes at June 30, 2009 was $73.6 million due to the long-term duration and fixed interest rates associated with this debt obligation. The fair value excludes $2.1 million of accrued interest. There is no active or observable market for our senior unsecured notes. Therefore, the estimated fair value of this debt is based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate of discounting, a broker quote was obtained for notes with the same terms as our notes. We have no rate adjustment for the risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The fair value of the remaining borrowings approximates their carrying value due to their variable interest rates.

As of June 30, 2009, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

Note 5: Pension and Other Postretirement Benefits

Prior to our spin-off from FMC Technologies, our employees were eligible to participate in pension and postretirement benefit plans sponsored by FMC Technologies. As such, for the three and six month periods ended June 30, 2008, we accounted for the related pension and other postretirement benefit costs under the multiemployer plan approach and recognized the pension and other postretirement benefit costs allocated to us by FMC Technologies as an expense, with a corresponding contribution in owner’s net investment. The expense was allocated to us based on the service cost from JBT Corporation employees and a proportion of other FMC Technologies’ corporate staff service cost, which was allocated primarily using JBT Corporation’s proportion of FMC Technologies’ consolidated revenue. The following tables summarize the net periodic benefit cost:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Plans sponsored by FMC Technologies	$—	$1.2	$—	$2.3
Plans sponsored by JBT Corporation	2.5	0.5	4.5	1.0

Net periodic benefit cost	$2.5	$1.7	$4.5	$3.3

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Plans sponsored by FMC Technologies	$—	$(0.1)	$—	$(0.2)
Plans sponsored by JBT Corporation	(0.1)	—	(0.2)	—

Net periodic benefit cost	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Components of net periodic benefit cost of our plans were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Service cost	$2.1	$0.3	$4.2	$0.5
Interest cost	3.8	0.3	7.5	0.7
Expected return on assets	(4.4)	(0.2)	(8.7)	(0.3)
Amortization of prior service benefit	—	—	(0.1)	—
Amortization of actuarial losses, net	0.6	0.1	1.2	0.1
Settlement cost	0.4	—	0.4	—

Net periodic benefit cost	$2.5	$0.5	$4.5	$1.0

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.1	—	0.2	—
Amortization of prior service benefit	(0.3)	—	(0.5)	—

Net periodic benefit cost	$(0.1)	$—	$(0.2)	$—

Note 6: Stock-based Compensation

For the three and six months ended June 30, 2009, stock-based compensation expense includes awards for JBT Corporation and FMC Technologies nonvested stock units (also known as restricted stock units). For the three and six months ended June 30, 2008, stock-based compensation expense includes awards for FMC Technologies restricted stock units granted to our employees as well as an allocation of expense for awards granted to FMC Technologies’ corporate employees and directors. Compensation expense for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Plans sponsored by FMC Technologies	$—	$2.3	$—	$4.3
JBT Corporation Incentive Compensation and Stock Plan	2.0	—	3.8	—

Total stock-based compensation expense	$2.0	$2.3	$3.8	$4.3

In the six months ended June 30, 2009, we granted the following restricted stock awards to our employees:

	Shares		Weighted-Average Grant-Date Fair Value
Time-based	337,061
Performance-based	87,067	*

Granted during the six months ended June 30, 2009	424,128		$10.93

*	Assumes 75% of target payout

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

Note 7: Warranty Obligations

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Balance at beginning of period	$7.3	$12.6	$9.8	$12.3
Expense for new warranties	3.1	3.6	4.5	6.8
Adjustments to existing accruals	—	(0.4)	(0.5)	0.2
Claims paid	(3.0)	(2.6)	(6.4)	(6.1)

Balance at end of period	$7.4	$13.2	$7.4	$13.2

Note 8: Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

As discussed in Note 1, in connection with our spin-off, on July 31, 2008 FMC Technologies distributed to its shareholders 27.5 million shares of our common stock. This share amount is being utilized for the calculation of basic and diluted EPS for the three and six month periods ended on June 30, 2008.

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008
Basic earnings per share:
Income from continuing operations	$9.7	$13.0	$13.8	$25.0

Weighted average number of shares outstanding	27.6	27.5	27.6	27.5

Basic earnings per share from continuing operations	$0.35	$0.47	$0.50	$0.91

Diluted earnings per share:
Income from continuing operations	$9.7	$13.0	$13.8	$25.0

Weighted average number of shares outstanding	27.6	27.5	27.6	27.5
Effect of dilutive securities:
Options on common stock	0.1	—	0.1	—
Restricted stock	0.8	—	0.6	—

Total shares and dilutive securities	28.5	27.5	28.3	27.5

Diluted earnings per share from continuing operations	$0.34	$0.47	$0.49	$0.91

Note 9: Derivative Financial Instruments and Credit Risk

Derivative financial instruments — We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we consider part of our risk management policy.

As of June 30, 2009, the following forward contracts were outstanding in U.S. dollar equivalent:

(In millions)	Buy	Sell	Net Total Buy (Sell)
Swedish Krona	77.8	(40.6)	37.2
U.S. Dollar	82.2	(51.1)	31.1
Brazilian Real	44.9	(5.3)	39.6
British Pound	8.8	(1.1)	7.7
Euro	5.2	(0.7)	4.5
South African Rand	0.2	(2.7)	(2.5)
Australian Dollar	0.1	(0.8)	(0.7)

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

Most of our derivatives are not designated for hedge accounting. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings, depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of June 30, 2009:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate swap contract	Other current assets	$—	Other current liabilities	$0.2
Interest rate swap contract	Other assets	—	Other liabilities	1.4
Foreign exchange contracts	Other assets	0.2	Other current liabilities	0.3

Total derivatives designated as hedging instruments under FAS 133		0.2		1.9

Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts	Other current assets	4.3	Other current liabilities	7.5
Foreign exchange contracts	Other assets	0.2	Other liabilities	2.5

Total derivatives not designated as hedging instruments under FAS 133		4.5		10.0

Total derivatives		$4.7		$11.9

The following tables present derivative instrument amounts affecting the condensed consolidated statement of income for the three month period ended June 30, 2009:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (1)
Interest rate swap contract	$(0.1)	Net interest (expense) income	$(0.3)
Foreign exchange contracts	(0.5)	Revenue	(0.3)

Total derivatives designated as cash flow hedges	$(0.6)		$(0.6)

(1)	For the three month period ended June 30, 2009, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges

Derivatives not designated as hedging instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Revenue	$0.8
Foreign exchange contracts	Cost of sales	(0.3)
Foreign exchange contracts	Other income, net	(0.2)

Total		$0.3

The following tables present derivative instrument amounts affecting the condensed consolidated statement of income for the six month period ended June 30, 2009:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (1)
Interest rate swap contract	$(0.4)	Net interest (expense) income	$(0.5)
Foreign exchange contracts	—	Revenue	(1.1)

Total derivatives designated as cash flow hedges	$(0.4)		$(1.6)

(1)	For the six month period ended June 30, 2009, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges

Derivatives not designated as hedging instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Revenue	$0.8
Foreign exchange contracts	Cost of sales	(0.4)
Foreign exchange contracts	Other income, net	0.3

Total		$0.7

Refer to Note 11: Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

Credit risk — By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

Note 10: Stockholders’ Equity

Other comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net income	$9.7	$13.0	$13.8	$25.3
Foreign currency translation adjustments	10.5	2.5	6.7	6.6
Deferral of hedging (losses) gains, net of tax of $(0.1) for the three months ended June 30, 2008, and $0.7 and $0.1 for the six months ended June 30, 2009 and 2008, respectively	—	(0.3)	1.2	0.2
Amortization of pension and other postretirement benefit losses, net of tax of $0.1 and $0.2 for the three and six months ended June 30, 2009, respectively	0.4	—	0.7	—

Comprehensive income	$20.6	$15.2	$22.4	$32.1

Note 11: Fair Value of Financial Instruments

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	June 30, 2009	Level 1	Level 2	Level 3
Assets
Investments	$10.3	$10.3	$—	$—
Derivatives	4.7	—	4.7	—

Total assets	$15.0	$10.3	$4.7	$—

Liabilities
Derivatives	11.9	$—	$11.9	$—

Investments are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Investments are included in other assets in the consolidated balance sheets. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flows by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

Note 12: Related Party Transactions

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

Prior to the spin-off, FMC Technologies allocated to us, among other things, $6.4 million and $10.7 million for the three and six months ended June 30, 2008, respectively, of expenses incurred by FMC Technologies for providing us with the following services: legal, tax, general accounting, communications, corporate development, benefits and human resources, information systems, payroll services, web hosting services and other public company costs. During the second quarter of 2009, we received $1.3 million from FMC Technologies related to reimbursement of payroll tax payments.

Note 13: Contingent Liabilities

Contingent liabilities associated with guarantees — In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments represent guarantees of our future performance. We also have provided approximately $3.9 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

Under the Separation and Distribution Agreement with FMC Technologies, we have assumed an indemnification and guarantee for an Industrial Development Revenue Bond payable to Franklin County, Ohio. Our former parent was primarily liable for the Industrial Development Revenue Bond until the property securing the bond was sold and the obligations under the bond were assigned to a third party in 1979. In October 2008, we were required to pay $0.9 million under the bond after the assignee failed to make the annual principal payment due in October 2008. At June 30, 2009, the maximum potential amount of undiscounted future payments that we could be required to make under this bond was $0.8 million through final maturity in October 2009. We believe that it is probable that we will have to make this payment in October 2009. Therefore, we have recorded this amount in accounts payable, trade and other on our condensed consolidated balance sheet along with a receivable from the assignee for a total of $1.7 million, recorded in other assets. This receivable is recoverable either by payment from the assignee or from proceeds from the sale of the property, which we may recover from the current owner and sell. Management believes that proceeds from the sale of the property would satisfy our existing receivable.

Management believes that the ultimate resolution of our known contingencies will not materially affect our financial position or results of operations.

Contingent liabilities associated with legal matters — Under the Separation and Distribution Agreement with FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to separation. As a result, although FMC Technologies will in many cases remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

Note 14: Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense and income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Revenue
JBT FoodTech	$145.5	$158.5	$240.4	$308.3
JBT AeroTech	83.7	117.1	157.3	228.7
Other revenue (1) and intercompany eliminations	1.0	1.2	1.5	—

Total revenue	$230.2	$276.8	$399.2	$537.0

Income before income taxes
Segment operating profit:
JBT FoodTech	16.5	14.4	24.3	28.8
JBT AeroTech	6.0	10.6	11.5	19.6

Total segment operating profit	22.5	25.0	35.8	48.4

Corporate items:
Corporate expense (2)	(4.0)	(3.0)	(7.0)	(5.8)
Other expense, net (1)	(1.4)	(2.7)	(3.3)	(4.0)
Net interest (expense) income	(2.3)	0.2	(4.5)	0.3

Total corporate items	(7.7)	(5.5)	(14.8)	(9.5)

Income from continuing operations before income taxes	$14.8	$19.5	$21.0	$38.9

(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market positions and improves our results. We serve customers from around the world. During the first six months of 2009, a significant portion of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

Prior to July 31, 2008, we operated as the FoodTech and Airport Systems businesses of FMC Technologies. Effective July 31, 2008, we were spun-off from FMC Technologies and became a separate, publicly-traded company. This transaction is referred to in this Quarterly Report on Form 10-Q as the “spin-off.”

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended June 30,		Change
(In millions, except %)	2009	2008	$	%
Revenue	$230.2	$276.8	$(46.6)	(16.8)%
Costs and expenses:
Cost of sales	171.2	209.0	(37.8)	(18.1)
Selling, general and administrative expense	38.0	41.0	(3.0)	(7.3)
Research and development expense	4.5	6.5	(2.0)	(30.8)

Total costs and expenses	213.7	256.5	(42.8)	(16.7)
Other income (expense), net	0.6	(1.0)	1.6	*

Income before net interest expense and income taxes	17.1	19.3	(2.2)	(11.4)
Net interest (expense) income	(2.3)	0.2	(2.5)	*

Income from operations before income taxes	14.8	19.5	(4.7)	(24.1)
Provision for income taxes	5.1	6.5	(1.4)	(21.5)

Net income	$9.7	$13.0	$(3.3)	(25.4)%

*	Not meaningful

Our total revenue of $230.2 million represented a decrease of $46.6 million in the second quarter of 2009 compared to the same period in 2008. Unfavorable impact of foreign currency translation resulted in $15.9 million of lower revenue. Excluding unfavorable impact of foreign currency translation, JBT FoodTech revenue increased by $1.2 million primarily due to shipments of large orders of our freezing and protein processing equipment and tomato and fruit processing equipment. Continued challenging industry and economic conditions facing the airline and air freight industries affected demand for our products in our JBT AeroTech segment. Excluding unfavorable impact of foreign currency translation, JBT AeroTech revenue decreased by $31.8 million primarily due to a decline in sales volume for our ground support equipment.

Cost of sales was $37.8 million lower in the second quarter of 2009 compared to the same period in 2008, while gross profit (revenue less cost of sales) decreased by $8.8 million in the same period. The decrease in gross profit reflects lower sales, an unfavorable impact of foreign currency translation on revenue and cost of sales of $5.1 million and approximately $1.3 million we incurred in costs in the second quarter of 2009 related to our cost reduction programs. However, gross profit margins increased by 1.1 percentage points as a result of improved margins across several product lines and sales of a more profitable mix of products during the period.

Selling, general and administrative expenses were $3.0 million lower in the second quarter of 2009 compared to the same period in 2008. Favorable impact of foreign currency translation resulted in $2.7 million of lower selling, general and administrative expenses. The remaining decrease reflects a reduction in staffing levels in our operations partially offset by higher stand-alone corporate costs.

Other income (expense), net increased by $1.6 million in the second quarter of 2009 compared to the same period in 2008 primarily due to an increase in gains on investments in our non-qualified deferred compensation plan.

Net interest expense was $2.3 million in the second quarter of 2009 compared to net interest income of $0.2 million in the same period in 2008. The expense in 2009 reflects the interest expense on the senior unsecured notes we issued and credit facility we entered into in July 2008 in connection with our spin-off. We did not have significant amounts of debt outstanding prior to the spin-off.

Income tax expense in the second quarter of 2009 resulted in an effective income tax rate of 34.7% compared to an effective rate of 33.3% in the same period in 2008. The 2009 effective income tax rate reflects a change in anticipated income from higher tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended June 30,		Change
(In millions, except %)	2009	2008	$	%
Revenue
JBT FoodTech	$145.5	$158.5	$(13.0)	(8.2)%
JBT AeroTech	83.7	117.1	(33.4)	(28.5)
Other revenue (1) and intercompany eliminations	1.0	1.2	(0.2)	(16.7)

Total revenue	$230.2	$276.8	$(46.6)	(16.8)

Income before income taxes
Segment operating profit:
JBT FoodTech	16.5	14.4	2.1	14.6
JBT AeroTech	6.0	10.6	(4.6)	(43.4)

Total segment operating profit	22.5	25.0	(2.5)	(10.0)

Corporate items:
Corporate expense (2)	(4.0)	(3.0)	(1.0)	33.3
Other expense, net (1)	(1.4)	(2.7)	1.3	(48.1)
Net interest (expense) income	(2.3)	0.2	(2.5)	*

Total corporate items	(7.7)	(5.5)	(2.2)	40.0

Income from continuing operations before income taxes	$14.8	$19.5	$(4.7)	(24.1)%

*	Not meaningful
(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue of $145.5 million represented a decrease of $13.0 million in the second quarter of 2009 compared to the same period in 2008. Excluding the unfavorable impact of foreign currency translation, JBT FoodTech’s revenue increased by $1.2 million. Sales of our freezing and protein processing equipment in the poultry market in North America increased by $13.0 million, primarily due to shipments of large orders in the second quarter of 2009. However, the continued weak demand for our freezing and protein processing equipment in Europe and Latin America partially offset this increase. Sales of our tomato and fruit processing equipment increased by $7.3 million, primarily due to shipments of large orders in the second quarter of 2009. However, lower sales of our in-container processing equipment and citrus processing equipment largely offset this increase.

JBT FoodTech’s operating profit of $16.5 million represented an increase of $2.1 million in the second quarter of 2009 compared to the same period in 2008. Excluding the unfavorable impact of foreign currency translation, operating profit increased by $4.1 million. Higher sales volume resulted in $1.1 million of higher profits. Profit margins improved due to higher margins on aftermarket products resulting in $0.5 million of higher profits, despite $0.7 million in restructuring charges. Our cost reduction program implemented in the first quarter of 2009 resulted in $2.5 million of lower costs as general and administrative costs decreased by $1.3 million and research and development costs decreased by $1.2 million.

JBT AeroTech

JBT AeroTech’s revenue of $83.7 million represented a decrease of $33.4 million in the second quarter of 2009 compared to the same period in 2008. Continued weak demand for ground support equipment due to the global recession, combined with very strong results in the second quarter of 2008 driven by two large orders, resulted in a decrease in revenue of $32.5 million. Unfavorable impact of foreign currency translation accounted for the remaining difference.

JBT AeroTech’s operating profit of $6.0 million represented a decrease of $4.6 million in the second quarter of 2009 compared to the same period in 2008. Lower sales volume resulted in a decrease in profits of $6.5 million, which were partially offset by $1.0 million due to improved profit margins, despite $0.6 million of restructuring charges, and $0.5 in lower selling costs. The remaining difference was due to a reduction in research and development costs. Gross profit margins increased by 1.3 percentage points due to a more favorable product mix. Additionally, we continued to utilize our cost reduction program implemented in the first quarter of 2009 to help us manage through the economic downturn.

Corporate Items

Corporate expense was $4.0 million in the second quarter of 2009 compared to $3.0 million in the same period in 2008. The 2009 expense reflects stand-alone corporate costs while the 2008 expense reflects an allocation from FMC Technologies.

Other expense, net was $1.3 million lower in the second quarter of 2009 compared to the same period in 2008 primarily due to allocation of expenses related to FMC Technologies’ non-qualified deferred compensation plan in 2008. FMC Technologies’ non-qualified deferred compensation plan allowed investments in FMC Technologies’ common stock, which was accounted for as treasury stock by FMC Technologies. The increase in the value of the stock increased the amount of deferred compensation payable to participants in the plan and the related expense. Our non-qualified deferred compensation plan does not allow investment in our common stock; therefore, gains or losses on investments held by the plan are offset by an equal increase or decrease in the amount of compensation expense related to amounts payable to participants in our plan.

Net interest expense was $2.3 million in the second quarter of 2009 compared to net interest income of $0.2 million in the same period in 2008. The expense in 2009 reflects the interest expense on the senior unsecured notes we issued and credit facility we entered into in July 2008 in connection with our spin-off. We did not have significant amounts of debt outstanding prior to the spin-off.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended June 30,		Change
(In millions, except %)	2009	2008	$	%
Revenue	$399.2	$537.0	$(137.8)	(25.7)%
Costs and expenses:
Cost of sales	293.3	407.3	(114.0)	(28.0)
Selling, general and administrative expense	72.8	80.2	(7.4)	(9.2)
Research and development expense	8.5	12.0	(3.5)	(29.2)

Total costs and expenses	374.6	499.5	(124.9)	(25.0)
Other income, net	0.9	1.1	(0.2)	(18.2)

Income before net interest expense and income taxes	25.5	38.6	(13.1)	(33.9)
Net interest (expense) income	(4.5)	0.3	(4.8)	*

Income from continuing operations before income taxes	21.0	38.9	(17.9)	(46.0)
Provision for income taxes	7.2	13.9	(6.7)	(48.2)

Income from continuing operations	13.8	25.0	(11.2)	(44.8)
Income from discontinued operations, net of taxes	—	0.3	(0.3)	(100.0)

Net income	$13.8	$25.3	$(11.5)	(45.5)%

*	Not meaningful

Our total revenue of $399.2 million represented a decrease of $137.8 million in the six months ended June 30, 2009 compared to the same period in 2008. Continued challenging economic conditions affected demand for our products in both of our segments. Excluding unfavorable impact of foreign currency translation of $25.0 million, JBT FoodTech revenue decreased by $42.9 million primarily due to a decline in sales volume of our freezing and protein processing equipment in Europe and Latin America. Excluding unfavorable impact of foreign currency translation of $3.9 million, JBT AeroTech revenue decreased by $67.5 million primarily due to a decline in sales volume for our ground support equipment.

Cost of sales was $114.0 million lower in the six months ended June 30, 2009 compared to the same period in 2008, while gross profit (revenue less cost of sales) decreased by $23.8 million in the same period. The decrease in gross profit reflects lower sales, an unfavorable impact of foreign currency translation on revenue and cost of sales of $10.3 million and approximately $3.1 million we incurred in costs in 2009 related to implementation of cost reduction programs. However, gross profit margins increased by 2.4 percentage points as a result of improved margins across several product lines and sales of a more profitable mix of products during the period.

Selling, general and administrative expenses were $7.4 million lower in the six months ended June 30, 2009 compared to the same period in 2008. Favorable impact of foreign currency translation resulted in $5.5 million of lower selling, general and administrative expenses. The remaining decrease reflects lower selling costs and a reduction in staffing levels in our operations partially offset by higher stand-alone corporate costs.

Other income, net decreased by $0.2 million in the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to lower gains on foreign currency transactions, which was partially offset by an increase in gains on investments in our non-qualified deferred compensation plan.

Net interest expense was $4.5 million in the six months ended June 30, 2009 compared to net interest income of $0.3 million in the same period in 2008. The expense in 2009 reflects the interest expense on the senior unsecured notes we issued and credit facility we entered into in July 2008 in connection with our spin-off. We did not have significant amounts of debt outstanding prior to the spin-off.

Income tax expense in the six months ended June 30, 2009 resulted in an effective income tax rate of 34.5% compared to an effective rate of 35.7% in the same period in 2008. The difference in the effective tax rate was primarily attributable to the assumptions made in 2008 with respect to U.S. taxes on foreign earnings and the tax impact of certain expense items that were allocated to us on a carve-out basis from our former parent, FMC Technologies.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended June 30,		Change
(In millions, except %)	2009	2008	$	%
Revenue
JBT FoodTech	$240.4	$308.3	$(67.9)	(22.0)%
JBT AeroTech	157.3	228.7	(71.4)	(31.2)
Other revenue (1) and intercompany eliminations	1.5	—	1.5	100.0

Total revenue	$399.2	$537.0	$(137.8)	(25.7)

Income before income taxes
Segment operating profit:
JBT FoodTech	24.3	28.8	(4.5)	(15.6)
JBT AeroTech	11.5	19.6	(8.1)	(41.3)

Total segment operating profit	35.8	48.4	(12.6)	(26.0)

Corporate items:
Corporate expense (2)	(7.0)	(5.8)	(1.2)	20.7
Other expense, net (1)	(3.3)	(4.0)	0.7	(17.5)
Net interest (expense) income	(4.5)	0.3	(4.8)	*

Total corporate items	(14.8)	(9.5)	(5.3)	55.8

Income from continuing operations before income taxes	$21.0	$38.9	$(17.9)	(46.0)%

*	Not meaningful
(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue of $240.4 million represented a decrease of $67.9 million in the six months ended June 30, 2009 compared to the same period in 2008. Unfavorable impact of foreign currency translation resulted in $25.0 million of lower revenue. Continued challenging economic conditions affected sales of our freezing and protein processing equipment, which declined in Europe by $18.7 million. Large orders of our freezing and protein processing equipment that were delivered in the first half of 2008 drove an unfavorable comparison of sales in Latin America, where sales declined by $20.0 million. Sales of our freezing and protein processing equipment in North America in the meat and bakery products markets, as well as aftermarket sales, decreased by $12.7 million, but were partially offset by an increase of $7.1 million in sales in the poultry market and an increase of $3.4 million in the ready meals market driven by shipments of large orders in 2009. Sales of our in-container processing equipment decreased by $6.3 million, but were partially offset by an increase in sales of our tomato and fruit processing equipment due to shipments of large orders in 2009.

JBT FoodTech’s operating profit of $24.3 million represented a decrease of $4.5 million in the six months ended June 30, 2009 compared to the same period in 2008. Lower sales volume resulted in $12.1 million of lower profits. However, profit margins improved due to providing more aftermarket products, parts and services resulting in $7.6 million of higher profits, despite $1.4 million of restructuring charges. Our cost reduction program implemented in the first quarter of 2009 resulted in $4.7 million of lower costs as research and development costs decreased by $2.4 million and general and administrative costs decreased by $1.3 million. The remaining difference was primarily due to an unfavorable impact of foreign currency translation.

JBT AeroTech

JBT AeroTech’s revenue of $157.3 million represented a decrease of $71.4 million in the six months ended June 30, 2009 compared to the same period in 2008. Continued weak demand for ground support equipment due to the global recession, combined with very strong results in the first half of 2008 driven by conversion of 2007 year-end order backlog, resulted in a decrease in revenue of $65.6 million. The remaining difference was primarily due to an unfavorable impact of foreign currency translation.

JBT AeroTech’s operating profit of $11.5 million represented a decrease of $8.1 million in the six months ended June 30, 2009 compared to the same period in 2008. Lower sales volume resulted in a decrease in profits of $13.7 million, which were partially offset by $3.7 million in improved profit margins, despite $1.7 million of restructuring charges, and $1.4 in lower selling costs. Gross profit margins increased by 1.7 percentage points due to a more favorable product mix. Additionally, we continued to utilize our cost reduction program implemented in the first quarter of 2009 to help us manage through the economic downturn.

Corporate Items

Corporate expense was $7.0 million in the six months ended June 30, 2009 compared to $5.8 million in the same period in 2008. The 2009 expense reflects stand-alone corporate costs while the 2008 expense reflects an allocation from FMC Technologies.

Other expense, net was $0.7 million lower in the six months ended June 30, 2009 compared to the same period in 2008. In 2008, we were allocated by FMC Technologies expenses related to FMC Technologies’ non-qualified deferred compensation plan, which resulted in $1.1 million of higher expenses. FMC Technologies’ non-qualified deferred compensation plan allowed investments in FMC Technologies’ common stock, which was accounted for as treasury stock by FMC Technologies. The increase in the value of the stock increased the amount of deferred compensation payable to participants in the plan and the related expense. Our non-qualified deferred compensation plan does not allow investment in our common stock; therefore, gains or losses on investments held by the plan are offset by an equal increase or decrease in the amount of compensation expense related to amounts payable to participants in our plan. In addition, higher pension related costs were partially offset by lower stock-based compensation expense.

Net interest expense was $4.5 million in the six months ended June 30, 2009 compared to net interest income of $0.3 million in the same period in 2008. The expense in 2009 reflects the interest expense on the senior unsecured notes we issued and credit facility we entered into in July 2008 in connection with our spin-off. We did not have significant amounts of debt outstanding prior to the spin-off.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
JBT FoodTech	$113.5	$147.0	$213.0	$295.9
JBT AeroTech	68.8	98.9	157.3	185.6
Intercompany eliminations	—	(0.2)	(0.1)	(2.1)

Total inbound orders	$182.3	$245.7	$370.2	$479.4

Inbound orders decreased by $63.4 million in the three months ended June 30, 2009 compared to the same period in 2008 and by $109.2 million in the six months ended June 30, 2009 compared to the same period in 2008. The decreases are primarily driven by a decrease in orders for our freezing and protein processing equipment in our JBT FoodTech segment and ground support equipment in our JBT AeroTech segment.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2009	December 31, 2008	June 30, 2008
JBT FoodTech	$125.4	$152.8	$154.7
JBT AeroTech	142.6	142.6	187.6
Intercompany eliminations	(1.7)	(0.1)	(1.4)

Total order backlog	$266.3	$295.3	$340.9

JBT FoodTech’s order backlog at June 30, 2009 decreased by $27.4 million since year-end 2008 and by $29.3 million since June 30, 2008. The decreases are due to completion of major poultry orders and a decrease in orders for our freezing and protein processing equipment. Additionally, unfavorable impact of foreign currency translation resulted in $8.8 million of lower order backlog compared to June 30, 2008.

JBT AeroTech’s order backlog at June 30, 2009 remained unchanged since year-end 2008 and decreased by $45.0 million since June 30, 2008. The decrease from June 30, 2008 is driven by lower orders of our ground support equipment due to industry and economic conditions facing airline and air freight industries.

Outlook

We expect a continued challenging economic environment in the second half of 2009 that will likely continue into 2010. Interest expense for the remainder of 2009 is expected to be approximately $5.0 million and our full year effective tax rate is expected to be approximately 34% to 35%. We expect our 2009 diluted earnings per share from continued operations to be in the range of $0.95 to $1.15. The lower range assumes no pickup in demand for either JBT AeroTech ground support equipment or JBT FoodTech European and Latin American markets. The upper end of the range assumes a modest seasonal recovery in demand for JBT AeroTech ground support equipment and improvement in the European market for JBT FoodTech product lines.

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

Financing Arrangements

As of June 30, 2009, we have $75 million in aggregate principal amount of 6.66% senior unsecured notes outstanding that are due on July 31, 2015. The senior unsecured notes require us to make semiannual interest payments. Additionally, as of June 30, 2009 we have $74 million outstanding on our $225 million 5-year revolving credit facility that matures on July 31, 2013. Borrowings under the revolving credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio as defined in the credit agreement. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of June 30, 2009, there was approximately $128 million available on the revolving credit facility.

Our long-term obligations contain various customary covenants including a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio covenant restricts the amount of Consolidated Total Indebtedness we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase and credit facility agreements. The interest coverage ratio covenant restricts the amount of Consolidated Interest Expense we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase and credit facility agreements. We do not have a covenant related to our net worth. As of June 30, 2009, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

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

Liquidity

The following table summarizes our cash activity for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
(In millions)	2009	2008
Cash provided by continuing operating activities	$27.9	$34.5
Cash required by continuing investing activities	(16.1)	(11.6)
Cash required by financing activities	(39.3)	(27.8)
Cash provided by discontinued operations	—	0.5
Effect of exchange rate changes on cash and cash equivalents	1.0	0.6

Decrease in cash and cash equivalents	$(26.5)	$(3.8)

Operating Cash Flows

We generated $27.9 million in cash flows from continuing operating activities during the six months ended June 30, 2009. The decrease of $6.6 million over the same period in the prior year is primarily attributable to lower earnings, as income from continuing operations decreased by $11.2 million, partially offset by lower investment in working capital. Our investment in working capital decreased during the six months ended June 30, 2009 compared to the same period in the prior year primarily due to lower accounts receivable as a result of lower sales. During the six months ended June 30, 2009, we contributed $4.1 million to our pension plans.

Investing Cash Flows

Cash used by investing activities was $16.1 million and $11.6 million during the six months ended June 30, 2009 and 2008, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and facilities. Additionally, in the second quarter of 2009 we acquired the assets of Scottish-based Double D Food Engineering Ltd. (“Double D”). Double D is a UK leader in designing, manufacturing and servicing custom built ovens for bakery and protein products.

Financing Cash Flows

Cash used in financing activities was $39.3 million and $27.8 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash used in financing activities was driven primarily by payments made to reduce the outstanding balance on our credit facility from $110 million at December 31, 2008 to $74 million at June 30, 2009. We did not have significant debt issued in the first half of 2008 but distributed $27.7 million to our former parent, FMC Technologies.

Additionally, we paid quarterly cash dividends of $0.07 per common share in the first and second quarters of 2009.

Discontinued Operations Cash Flows

Our discontinued businesses ceased operations in 2007 and were sold in 2007 and 2008. Minimal cash flows are expected for 2009.

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. We estimate that we will pay $5.0 million in interest under our financing agreements in the remainder of 2009. We project that we will contribute approximately $13.1 million in the second half of 2009 to our pension plans, although we are not currently required to fund our U.S. pension plan.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting estimates. During the six months ended June 30, 2009, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

John Bean Technologies Corporation:

We have reviewed the accompanying consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2009, the related consolidated and combined statements of income for the three-month and six-month periods ended June 30, 2009 and 2008, and the related consolidated and combined statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated and combined financial statements are the responsibility of the Company’s management.

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

August 5, 2009

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the six months ended June 30, 2009.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 7, 2009 for the purpose of re-electing two directors and voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

C. Maury Devine	For:	16,752,007 votes
	Withheld:	8,198,561 votes
James M. Ringler	For:	15,247,583 votes
	Withheld:	9,702,985 votes

The following directors’ terms of office continued after the meeting: Alan D. Feldman, James E. Goodwin, Charles H. Cannon, Jr., Polly B. Kawalek and James R. Thompson.

There was no other business voted upon at the meeting.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
10.6.1	First Amendment of John Bean Technologies Corporation Savings and Investment Plan

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: August 5, 2009

EXHIBIT INDEX

Number in Exhibit Table	Description
10.6.1	First Amendment to John Bean Technologies Corporation Savings and Investment Plan

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.