Form 10-Q
period 2009-09-30
John Bean Technologies CORP
filed 2009-11-06
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2009
Common Stock, par value $0.01 per share	27,611,193

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation
Condensed Consolidated and Combined Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$196.4	$256.6	$595.6	$793.6
Costs and expenses:
Cost of sales	142.4	195.2	435.7	602.6
Selling, general and administrative expense	36.4	37.8	109.2	118.0
Research and development expense	3.9	5.0	12.4	16.8
Total costs and expenses	182.7	238.0	557.3	737.4
Other income (expense), net	1.0	(4.0)	1.9	(3.0)
Net interest expense	(2.1)	(1.5)	(6.6)	(1.2)
Income from continuing operations before income taxes	12.6	13.1	33.6	52.0
Provision for income taxes	4.2	4.3	11.4	18.2
Income from continuing operations	8.4	8.8	22.2	33.8
(Loss) income from discontinued operations, net of taxes	(0.1)	-	(0.1)	0.3
Net income	$8.3	$8.8	$22.1	$34.1

Basic earnings per share:
Income from continuing operations	$0.30	$0.32	$0.80	$1.23
Income from discontinued operations	-	-	-	0.01
Basic earnings per share	$0.30	$0.32	$0.80	$1.24
Diluted earnings per share:
Income from continuing operations	$0.29	$0.31	$0.78	$1.22
Income from discontinued operations	-	-	-	0.01
Diluted earnings per share	$0.29	$0.31	$0.78	$1.23
Weighted average shares outstanding:
Basic	27.7	27.5	27.6	27.5
Diluted	28.7	28.1	28.5	27.7

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

John Bean Technologies Corporation
Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$12.7	$43.6
Trade receivables, net of allowances of $5.5 and $5.0, respectively	121.5	159.0
Inventories	143.4	123.0
Other current assets	38.5	31.4
Total current assets	316.1	357.0
Property, plant and equipment, net of accumulated depreciation of $218.2
and $197.0, respectively	126.7	119.7
Other assets	108.5	114.6
Total Assets	$551.3	$591.3
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$64.8	$67.2
Advance and progress payments	83.4	92.9
Other current liabilities	92.4	104.3
Total current liabilities	240.6	264.4
Long-term debt, less current portion	145.0	185.0
Accrued pension and other postretirement benefits, less current portion	83.3	118.3
Other liabilities	36.8	32.4
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares
issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized;
2009: 27,663,335 issued and 27,611,193 outstanding; 2008: 27,594,664 issued and 27,539,510 outstanding	0.3	0.3
Common stock held in treasury, at cost;
2009: 52,142 shares; 2008: 55,154 shares	(0.7)	(0.8)
Additional paid-in capital	51.2	41.9
Retained earnings	36.0	20.2
Accumulated other comprehensive loss	(41.2)	(70.4)
Total stockholders' equity (deficit)	45.6	(8.8)
Total Liabilities and Stockholders' Equity	$551.3	$591.3

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

John Bean Technologies Corporation
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$22.1	$34.1
Income (loss) from discontinued operations, net of income taxes	0.1	(0.3)
Income from continuing operations	22.2	33.8
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	16.5	19.5
Stock-based compensation	5.9	6.4
Other	1.5	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	40.1	12.4
Inventories	(12.0)	5.3
Accounts payable, trade and other	(4.9)	(22.9)
Advance payments and progress billings	(10.2)	7.9
Accrued pension and other postretirement benefits, net	(12.1)	2.0
Other assets and liabilities, net	(13.8)	5.7
Cash provided by continuing operating activities	33.2	70.1
Net cash required by discontinued operating activities	-	(0.1)
Cash provided by operating activities	33.2	70.0
Cash Flows From Investing Activities:
Acquisitions	(6.7)	(4.5)
Capital expenditures	(14.5)	(16.6)
Proceeds from disposal of assets	1.2	1.8
Other	-	0.6
Cash required by continuing investing activities	(20.0)	(18.7)
Cash provided by discontinued investing activities	-	0.7
Cash required by investing activities	(20.0)	(18.0)
Cash Flows From Financing Activities:
Net (payments on) proceeds from credit facilities	(40.0)	64.6
Issuance of long-term debt	-	75.0
Distributions to former parent, net	-	(169.2)
Purchase of stock held in treasury	-	(0.7)
Dividends paid	(5.8)	-
Other	0.1	-
Cash required by financing activities	(45.7)	(30.3)
Effect of foreign exchange rate changes on cash and cash equivalents	1.6	(0.1)
(Decrease) increase in cash and cash equivalents	(30.9)	21.6
Cash and cash equivalents, beginning of period	43.6	9.5
Cash and cash equivalents, end of period	$12.7	$31.1

The accompanying notes are an integral part of the condensed consolidated and combined financial statements.

John Bean Technologies Corporation
Notes to Condensed Consolidated and Combined Financial Statements (Unaudited)

Note 1: Description of Business and Basis of Presentation

Description of Business— John Bean Technologies Corporation and its consolidated subsidiaries (“JBT Corporation” or “we”) provide global technology solutions for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers.

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

At the time of the spin-off, we significantly changed our capital structure. The financial statements prior to the separation do not reflect the debt or interest expense we might have incurred if we were a stand-alone entity. In addition, the financial statements may not be indicative of our consolidated financial position, operating results or cash flows in the future or what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented prior to the spin-off.

We have evaluated subsequent events through November 6, 2009, the date of issuance of the condensed consolidated financial statements.

Recently adopted accounting pronouncements— On January 1, 2009, we adopted the new accounting standard for business combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree. The adoption of the new accounting standard did not have a material impact on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to fair value measurements and related disclosures. The new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We adopted the new guidance on January 1, 2008, as required for our financial assets and liabilities. However, the FASB deferred the effective date of this new guidance for one year as it relates to fair value measurement requirements for non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. We adopted these remaining provisions on January 1, 2009. The adoption of this accounting guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the new accounting guidance related to disclosures about derivative instruments and hedging activities. The new guidance requires us to disclose: (a) how and why we use derivative instruments; (b) how we account for derivative instruments and related hedged items; and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. The adoption of the new guidance had no impact on our consolidated financial position or results of operations. The additional disclosures are included in Note 9.

On January 1, 2009, we adopted the revised guidance on determining the useful life of intangible assets. The revised guidance amends the factors that an entity should consider in determining the useful life of a recognized intangible asset to include the entity’s historical experience in renewing or extending similar arrangements, whether or not the arrangements have explicit renewal or extension provisions. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or modifications. Entities without their own historical experience should consider the assumptions market participants would use about renewal or extension. The revised guidance may result in the useful life of an entity’s intangible asset differing from the period of expected cash flows that was used to measure the fair value of the underlying asset using the market participant’s perceived value. We are required to disclose information on our intent and/or ability to renew or extend the arrangement. The adoption of the revised guidance did not have a material effect on our consolidated financial position or results of operations and did not require additional disclosures related to existing intangible assets.

On January 1, 2009, we adopted the revised guidance for earnings per share, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share. The revised guidance requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The adoption of the revised guidance had no impact on our results of operations or earnings per share as our dividends on unvested share-based payment awards are forfeitable.

On April 1, 2009, we adopted the enhanced disclosure requirements regarding fair value of financial instruments, which require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The adoption of the enhanced disclosure requirements had no impact on our consolidated financial position or results of operations. The additional disclosures are included in Note 4.

Note 2: Inventories

Inventories consisted of the following:

	September 30,	December 31,
(In millions)	2009	2008
Raw materials	$68.6	$71.9
Work in process	55.4	41.2
Finished goods	75.1	64.9
Gross inventories before LIFO reserves and valuation adjustments	199.1	178.0
LIFO reserves and valuation adjustments	(55.7)	(55.0)
Net inventories	$143.4	$123.0

Note 3: Long-lived Assets

Goodwill – The carrying amount of goodwill by business segment was as follows:

	September 30,	December 31,
(In millions)	2009	2008
JBT FoodTech	$20.2	$18.7
JBT AeroTech	8.1	8.0
Total goodwill	$28.3	$26.7

Goodwill is included in other assets in the condensed consolidated balance sheets.

In 2009, we recorded $1.1 million of goodwill in connection with the acquisition of Scottish-based Double D Food Engineering Ltd. (“Double D”). Double D designs, manufactures and services custom-built ovens for bakery and protein products. The remaining increase since December 31, 2008 is due to foreign currency translation.

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

Intangible assets – The components of intangible assets were as follows:

	September 30, 2009		December 31, 2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$16.9	7.2	$14.5	6.6
Patents and acquired technology	24.8	23.4	23.3	21.9
Trademarks	15.5	5.8	14.2	5.4
Other	1.3	0.7	1.9	1.4
Total intangible assets	$58.5	37.1	$53.9	35.3

Intangible assets are included in other assets in the condensed consolidated balance sheets.

In 2009, we recorded $3.4 million of intangible assets in connection with the acquisition of Double D. We recorded amortization expense related to acquired intangible assets of $0.6 million in the three months ended September 30, 2009 and 2008, and $1.2 million and $1.9 million in the nine months ended September 30, 2009 and 2008, respectively. Annual amortization expense is expected to be $0.5 in the remainder of 2009, $1.5 million in 2010, $1.4 million in 2011, 2012 and 2013 and $1.3 million in 2014. We review our intangible asset values whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. As of September 30, 2009, there was no indication of impairment related to our intangible assets.

Other long-lived assets – We review all of our long-lived asset values whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. As of September, 30, 2009, there was no indication of impairment related to our long-lived assets.

Note 4: Debt

Long-term debt —Long-term debt consisted of the following:

	September 30,	December 31,
(In millions)	2009	2008
6.66% senior unsecured notes due July 31, 2015	$75.0	$75.0
Revolving credit facility	70.0	110.0
Other	0.5	0.6
Total long-term debt	145.5	185.6
Less: current portion	(0.5)	(0.6)
Long-term debt, less current portion	$145.0	$185.0

The fair value of the $75 million 6.66% senior unsecured notes at September 30, 2009 was $79.3 million due to the long-term duration and fixed interest rates associated with this debt obligation. The fair value excludes $0.8 million of accrued interest. There is no active or observable market for our senior unsecured notes. Therefore, the estimated fair value of this debt is based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. To estimate an all-in interest rate of discounting, a broker quote was obtained for notes with the same terms as our notes. We have no rate adjustment for the risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The fair value of the remaining borrowings approximates their carrying value due to their variable interest rates.

As of September 30, 2009, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

Note 5: Pension and Other Postretirement Benefits

On September 15, 2009, we amended our domestic defined benefit pension plans to discontinue future benefit accruals for active non-union employees after December 31, 2009 for participants in the plans as of December 31, 2009. Additionally, the domestic defined benefit pension plans were amended to freeze any future participation in such plans by non-union employees as of January 1, 2010.

As a result of the amendments to our domestic defined benefit pension plans, we recognized a curtailment gain of $0.8 million during the three and nine months ended September 30, 2009 to recognize all previously unrecognized prior service benefits. Additionally, as a result of discontinuing future benefit accruals for active non-union employees, our projected benefit obligation was reduced by $25.2 million.

Components of net periodic benefit cost of our plans were as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Service cost	$2.1	$2.0	$6.3	$2.5
Interest cost	3.7	3.7	11.2	4.4
Expected return on assets	(4.4)	(4.5)	(13.1)	(4.8)
Amortization of prior service benefit	-	-	(0.1)	-
Amortization of actuarial losses, net	0.6	0.1	1.8	0.2
Curtailment gain	(0.8)	-	(0.8)	-
Settlement cost	0.1	-	0.5	-
Net periodic benefit cost	$1.3	$1.3	$5.8	$2.3

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Service cost	$-	$0.1	$0.1	$0.1
Interest cost	0.1	0.1	0.3	0.1
Amortization of prior service benefit	(0.1)	(0.3)	(0.6)	(0.3)
Net periodic benefit cost	$-	$(0.1)	$(0.2)	$(0.1)

Prior to our spin-off from FMC Technologies, our employees were eligible to participate in pension and postretirement benefit plans sponsored by FMC Technologies. As such, for the period prior to our spin-off, we accounted for the related pension and other postretirement benefit costs under the multiemployer plan approach and recognized the pension and other postretirement benefit costs allocated to us by FMC Technologies as an expense, with a corresponding contribution in owner’s net investment. The expense was allocated to us based on the service cost from JBT Corporation employees and a proportion of other FMC Technologies’ corporate staff service cost, which was allocated primarily using JBT Corporation’s proportion of FMC Technologies’ consolidated revenue. For the nine months ended September 30, 2008, we were allocated $2.1 million of pension and other postretirement benefit expense.

Note 6: Stock-based Compensation

For the three and nine months ended September 30, 2008, stock-based compensation expense also includes an allocation of expense for awards granted to FMC Technologies’ corporate employees and directors. Stock-based compensation expense was $2.1 million for the three months ended September 30, 2009 and 2008 and $5.9 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively.

In the nine months ended September 30, 2009, we granted the following restricted stock awards to our employees:

			Weighted-Average
			Grant-Date
	Shares		Fair Value
Time-based	339,781
Performance-based	97,515	*
Granted during the nine months ended September 30, 2009	437,296		$10.96

*           Assumes 84% of target payout

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Balance at beginning of period	$7.4	$13.2	$9.8	$12.3
Expense for new warranties	1.9	1.5	6.4	8.3
Adjustments to existing accruals	0.2	(1.9)	(0.3)	(1.7)
Claims paid	(2.8)	(2.6)	(9.2)	(8.7)
Balance at end of period	$6.7	$10.2	$6.7	$10.2

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

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2009	2008	2009	2008
Basic earnings per share:
Income from continuing operations	$8.4	$8.8	$22.2	$33.8
Weighted average number of shares outstanding	27.7	27.5	27.6	27.5
Basic earnings per share from continuing operations	$0.30	$0.32	$0.80	$1.23
Diluted earnings per share:
Income from continuing operations	$8.4	$8.8	$22.2	$33.8
Weighted average number of shares outstanding	27.7	27.5	27.6	27.5
Effect of dilutive securities:
Options on common stock	-	0.1	0.1	-
Restricted stock	1.0	0.5	0.8	0.2
Total shares and dilutive securities	28.7	28.1	28.5	27.7
Diluted earnings per share from continuing operations	$0.29	$0.31	$0.78	$1.22

Note 9: Derivative Financial Instruments and Credit Risk

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

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

As of September 30, 2009, the following forward contracts were outstanding in U.S. dollar equivalent:

			Net Total
(In millions)	Buy	Sell	Buy (Sell)
Swedish Krona	87.1	(39.6)	47.5
U.S. Dollar	68.2	(49.2)	19.0
Brazilian Real	52.8	(1.3)	51.5
British Pound	10.6	(1.6)	9.0
Euro	8.8	(0.6)	8.2
Japanese Yen	2.3	(0.4)	1.9
South African Rand	-	(1.8)	(1.8)
Australian Dollar	0.2	(0.5)	(0.3)

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

With the exception of an interest rate swap and a few foreign exchange derivatives entered into before the spin-off in July 2008, we do not apply hedge accounting to our derivatives. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings, depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge. As of September 30, 2009, the net amount of pre-tax gains and losses in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next 12 months is $0.4 million of expense. All forecasted transactions currently being hedged are expected to occur by 2013.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheet as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging
instruments under FAS 133
Interest rate swap contract	Other current assets	$-	Other current liabilities	$0.3
Interest rate swap contract	Other assets	-	Other liabilities	1.2
Foreign exchange contracts	Other current assets	0.1	Other current liabilities	0.5
Foreign exchange contracts	Other assets	-	Other liabilities	0.1
Total derivatives designated as
hedging instruments under FAS 133		0.1		2.1

Derivatives not designated as hedging
instruments under FAS 133
Foreign exchange contracts	Other current assets	8.1	Other current liabilities	7.7
Foreign exchange contracts	Other assets	0.8	Other liabilities	2.2
Total derivatives not designated as
hedging instruments under FAS 133		8.9		9.9
Total derivatives		$9.0		$12.0

The following tables present derivative instrument amounts affecting the condensed consolidated statement of income for the three month period ended September 30, 2009:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (1)
Interest rate swap contract	$(0.3)	Net interest expense	$(0.4)
Foreign exchange contracts	(0.4)	Revenue	-
Total derivatives designated as cash flow hedges	$(0.7)		$(0.4)

(1)	For the three month period ended September 30, 2009, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

Derivatives not designated as hedging instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Revenue	$6.2
Foreign exchange contracts	Cost of sales	(0.4)
Total		$5.8

The following tables present derivative instrument amounts affecting the condensed consolidated statement of income for the nine month period ended September 30, 2009:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (1)
Interest rate swap contract	$(0.6)	Net interest expense	$(0.9)
Foreign exchange contracts	0.2	Revenue	(1.1)
Total derivatives designated as cash flow hedges	$(0.4)		$(2.0)

(1)	For the nine month period ended September 30, 2009, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

Derivatives not designated as hedging instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Revenue	$7.0
Foreign exchange contracts	Cost of sales	(0.8)
Foreign exchange contracts	Other income (expense), net	0.3
Total		$6.5

Refer to Note 11: Fair Value of Financial Instruments for a description of how financial instruments are valued.

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

Note 10: Stockholders’ Equity

Other comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Net income	$8.3	$8.8	$22.1	$34.1
Foreign currency translation adjustments	5.8	(5.1)	12.5	1.5
Deferral of hedging (losses) gains, net of tax of $(0.1) and $(0.4)
for the three months ended September 30, 2009 and 2008, respectively, and $0.6 and $(0.3) for the nine months ended September 30, 2009 and 2008, respectively	(0.2)	(0.9)	1.0	(0.7)
Adjustments to unrecognized pension and other postretirement
benefit plans, net of tax of $9.8 and $10.0 for the three and nine months ended September 30, 2009	15.0	-	15.7	-
Comprehensive income	$28.9	$2.8	$51.3	$34.9

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	September 30, 2009	Level 1	Level 2	Level 3
Assets
Investments	$10.5	$10.5	$-	$-
Derivatives	9.0	-	9.0	-
Total assets	$19.5	$10.5	$9.0	$-
Liabilities
Derivatives	$12.0	$-	$12.0	$-

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

Prior to the spin-off, FMC Technologies allocated to us, among other things, $2.2 million and $12.6 million for the three and nine months ended September 30, 2008, respectively, of expenses incurred by FMC Technologies for providing us with the following services: legal, tax, general accounting, communications, corporate development, benefits and human resources, information systems, payroll services, web hosting services and other public company costs.  In the nine month period ended September 30, 2009,  we received $1.3 million from FMC Technologies related to reimbursement of payroll tax payments.

Note 13: Contingent Liabilities

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments represent guarantees of our future performance. We also have provided approximately $7.3 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

Under the Separation and Distribution Agreement with FMC Technologies, we have assumed an indemnification and guarantee for an Industrial Development Revenue Bond payable to Franklin County, Ohio. Our former parent was primarily liable for the Industrial Development Revenue Bond until the property securing the bond was sold and the obligations under the bond were assigned to a third party in 1979. In October 2008, we were required to pay $0.9 million under the bond after the assignee failed to make the annual principal payment due in October 2008. In October 2009, we paid an additional $0.8 million at maturity of the bond. We have no future obligations under this bond and have recorded a receivable from the assignee for a total of $1.7 million in other assets on our condensed consolidated balance sheet at September 30, 2009. This receivable is recoverable either by payment from the assignee or from proceeds from the sale of the property, which we may recover from the current owner and sell. Management believes that proceeds from the sale of the property would satisfy our existing receivable.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
Revenue
JBT FoodTech	$114.0	$142.8	$354.4	$451.1
JBT AeroTech	78.6	115.2	235.9	343.9
Other revenue (1) and intercompany eliminations	3.8	(1.4)	5.3	(1.4)
Total revenue	$196.4	$256.6	$595.6	$793.6

Income before income taxes
Segment operating profit:
JBT FoodTech	10.4	13.1	34.7	41.8
JBT AeroTech	5.5	11.5	17.0	31.2
Total segment operating profit	15.9	24.6	51.7	73.0

Corporate items:
Corporate expense (2)	(4.0)	(4.2)	(11.0)	(10.0)
Other income (expense), net (1)	2.8	(5.8)	(0.5)	(9.8)
Net interest expense	(2.1)	(1.5)	(6.6)	(1.2)
Total corporate items	(3.3)	(11.5)	(18.1)	(21.0)
Income from continuing operations before income taxes	$12.6	$13.1	$33.6	$52.0

(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other income (expense), net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

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

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market positions and improves our results. We serve customers from around the world. During the first nine months of 2009, a significant portion of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

The food processing and air transportation industries in which we operate are susceptible to significant changes in the strength of the global or regional economies and the economic health of companies who make capital commitments for our products and services. We focus on economic and industry-specific drivers and key risk factors affecting each of our businesses as we formulate our strategic plans and make decisions related to allocating capital and human resources. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment. Historically, and through the nine months ended September 30, 2009, our operations have achieved positive results. However, due to the continued challenging economic environment we have seen a decrease in demand for some of our products, such as our ground support products within our JBT AeroTech segment. Continued weak demand for these products in future periods may result in impairment of goodwill and/or long-lived assets. As of September 30, 2009, we believe that the values of our goodwill and long-lived assets are not impaired, although we continue to monitor the results of our business units, especially Ground Support Equipment.

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

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2009	2008	$	%
Revenue	$196.4	$256.6	$(60.2)	(23.5)%
Costs and expenses:
Cost of sales	142.4	195.2	52.8	27.0
Selling, general and administrative expense	36.4	37.8	1.4	3.7
Research and development expense	3.9	5.0	1.1	22.0
Total costs and expenses	182.7	238.0	55.3	23.2
Other income (expense), net	1.0	(4.0)	5.0	*
Net interest expense	(2.1)	(1.5)	(0.6)	(40.0)
Income from operations before income taxes	12.6	13.1	(0.5)	(3.8)
Provision for income taxes	4.2	4.3	0.1	2.3
Income from continuing operations	8.4	$8.8	$(0.4)	(4.5)
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	(100.0)
Net income	$8.3	$8.8	$(0.5)	(5.7)%

*	Not meaningful

Our total revenue of $196.4 million represented a decrease of $60.2 million in the third quarter of 2009 compared to the same period in 2008. Both of our segments were affected by the continued challenging industry and economic conditions. JBT FoodTech revenue decreased by $22.8 million, excluding unfavorable impact of foreign currency translation of $6.0 million, primarily due to a decline in sales volume of our freezing and chilling, protein processing and in-container processing products. JBT AeroTech revenue decreased by $36.6 million primarily due to a decline in sales volume for our ground support products.

Cost of sales was $52.8 million lower in the third quarter of 2009 compared to the same period in 2008, while gross profit (revenue less cost of sales) decreased by $7.4 million in the same period. The decrease in gross profit was driven by lower sales volume, resulting in $14.3 million of lower gross profit, and unfavorable impact of foreign currency translation, resulting in $2.2 million of lower gross profits. However, gains on foreign currency transactions primarily related to derivative instruments partially offset the decrease in gross profit by $5.5 million. Additionally, profit margins improved due to a higher proportion of revenue from aftermarket parts and services resulting in $3.6 million of incremental gross profit.

Selling, general and administrative expenses were $1.4 million lower in the third quarter of 2009 compared to the same period in 2008 due to a decrease in selling costs.

Other income, net was $1.0 million in the third quarter of 2009 compared to other expense, net of $4.0 million in the same period in 2008. Other income, net in 2009 was comprised of gains on investments in our non-qualified deferred compensation plan.  Other expense, net in 2008 was comprised of $3.0 million of losses on foreign currency transactions primarily due to a loss incurred on a currency hedge resulting from the disaggregation of pooled hedges associated with the spin-off from our former parent and $1.0 million of losses on investments in our non-qualified deferred compensation plan.

Net interest expense was $2.1 million in the third quarter of 2009 compared to $1.5 million in the same period in 2008. The expense in 2009 reflects three months of interest expense on the senior unsecured notes we issued and the credit facility we entered into in July 2008 in connection with our spin-off. The expense in 2008 reflects only two months of interest expense on the senior unsecured notes and the credit facility as we did not have significant amounts of debt outstanding prior to the spin-off.

Income tax expense in the third quarter of 2009 resulted in an effective income tax rate after discrete items of 33.3% compared to an effective rate of 32.8% in the same period in 2008. The 2009 effective income tax rate reflects a slight change in anticipated income from higher tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2009	2008	$	%
Revenue
JBT FoodTech	$114.0	$142.8	$(28.8)	(20.2)%
JBT AeroTech	78.6	115.2	(36.6)	(31.8)
Other revenue (1) and intercompany eliminations	3.8	(1.4)	5.2	*
Total revenue	$196.4	$256.6	$(60.2)	(23.5)

Income before income taxes
Segment operating profit:
JBT FoodTech	10.4	13.1	(2.7)	(20.6)
JBT AeroTech	5.5	11.5	(6.0)	(52.2)
Total segment operating profit	15.9	24.6	(8.7)	(35.4)

Corporate items:
Corporate expense (2)	(4.0)	(4.2)	0.2	4.8
Other income (expense), net (1)	2.8	(5.8)	8.6	*
Net interest expense	(2.1)	(1.5)	(0.6)	(40.0)
Total corporate items	(3.3)	(11.5)	8.2	71.3
Income from continuing operations before income taxes	$12.6	$13.1	$(0.5)	(3.8)%

*	Not meaningful
(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other income (expense), net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

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

JBT FoodTech

JBT FoodTech’s revenue of $114.0 million represented a decrease of $28.8 million in the third quarter of 2009 compared to the same period in 2008. Continued challenging economic conditions in Europe and Latin America affected sales of our JBT FoodTech products. Sales of our freezing and chilling products and protein processing products in Europe declined by $7.4 million and in Latin America by $9.7 million. Sales of our in-container processing products declined by $3.4 million due to delayed timing of shipments of orders which were shipped in the fourth quarter of 2009. Sales of our freezing and chilling products and protein processing products in North America in the ready meals market increased by $8.1 million but were mostly offset by decreases in other markets. The remaining decrease in revenue was primarily due to an unfavorable impact of foreign currency translation.

JBT FoodTech’s operating profit of $10.4 million represented a decrease of $2.7 million in the third quarter of 2009 compared to the same period in 2008. Lower sales volume resulted in a decrease in profits of $7.0 million, which was partially offset by $3.3 million of higher profit margins due to a higher proportion of revenue from aftermarket parts and services and $1.0 million due to lower selling, general and administrative costs.

JBT AeroTech

JBT AeroTech’s revenue of $78.6 million represented a decrease of $36.6 million in the third quarter of 2009 compared to the same period in 2008. Continued weak demand for ground support products due to the global recession resulted in $24.7 million in lower sales. Lower sales of our gate equipment products resulted in a decrease in revenue of $9.1 million. Lower sales of our automated systems products resulted in a decrease in revenue of $1.9 million.

JBT AeroTech’s operating profit of $5.5 million represented a decrease of $6.0 million in the third quarter of 2009 compared to the same period in 2008. Lower sales volume resulted in a decrease in profits of $7.5 million, but was partially offset by $1.0 million in lower selling costs. Lower profit margins driven by restructuring charges resulted in $0.5 million in lower profits. The remaining offset was due to lower general and administrative costs and a reduction in research and development costs.

Corporate Items

Corporate items of $3.3 million represented a decrease of $8.2 million in the third quarter of 2009 compared to the same period in 2008. The decrease is driven by $8.6 million in favorable foreign currency transactions relating to derivative instruments reflecting the weakening of the U.S. dollar primarily against the Brazilian real, and the strengthening of the U.S. dollar in the same period in 2008.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine Months Ended September 30,		Favorable / (Unfavorable)
(In millions, except %)	2009	2008	$	%
Revenue	$595.6	$793.6	$(198.0)	(24.9)%
Costs and expenses:
Cost of sales	435.7	602.6	166.9	27.7
Selling, general and administrative expense	109.2	118.0	8.8	7.5
Research and development expense	12.4	16.8	4.4	26.2
Total costs and expenses	557.3	737.4	180.1	24.4
Other income (expense), net	1.9	(3.0)	4.9	*
Net interest expense	(6.6)	(1.2)	(5.4)	*
Income from continuing operations before income taxes	33.6	52.0	(18.4)	(35.4)
Provision for income taxes	11.4	18.2	6.8	37.4
Income from continuing operations	22.2	33.8	(11.6)	(34.3)
(Loss) income from discontinued operations, net of taxes	(0.1)	0.3	(0.4)	*
Net income	$22.1	$34.1	$(12.0)	(35.2)%

*	Not meaningful

Our total revenue of $595.6 million represented a decrease of $198.0 million in the nine months ended September 30, 2009 compared to the same period in 2008. Continued challenging economic conditions affected demand for our products in both of our segments. Excluding unfavorable impact of foreign currency translation of $31.3 million, JBT FoodTech revenue decreased by $65.4 million primarily due to a decline in sales volume of our freezing and chilling products and protein processing products in Europe and Latin America. Excluding unfavorable impact of foreign currency translation of $4.8 million, JBT AeroTech revenue decreased by $103.2 million, primarily due to a decline in sales volume for our ground support products.

Cost of sales was $166.9 million lower in the nine months ended September 30, 2009 compared to the same period in 2008, while gross profit (revenue less cost of sales) decreased by $31.1 million in the same period. The decrease in gross profit was driven by lower sales volume, resulting in $40.8 million of lower gross profit, and unfavorable impact of foreign currency translation, resulting in $12.7 million of lower gross profit. However, the decrease in gross profit was partially offset by improved profit margins due to a higher proportion of revenue from aftermarket parts and services, resulting in $15.5 million of incremental gross profit, despite $3.5 million of costs we incurred in 2009 related to our cost reduction programs. Additionally, gains on foreign currency transactions primarily related to derivative instruments resulted in $6.9 million of incremental gross profit.

Selling, general and administrative expenses were $8.8 million lower in the nine months ended September 30, 2009 compared to the same period in 2008. The reduction was driven by lower selling costs and a reduction in staffing levels in our operations.

Other income, net was $1.9 million in the nine months ended September 30, 2009 compared to other expense, net of $3.0 million the same period in 2008. Other income, net in 2009 was comprised of $1.5 million of gains on investments in our non-qualified deferred compensation plan and $0.3 million of foreign currency gains. Other expense, net in 2008 was comprised of $1.8 million of losses on investments in our non-qualified deferred compensation plan and $1.2 million of losses on foreign currency transactions allocated to us from our former parent.

Net interest expense of $6.6 million represents an increase of 5.4 million in the nine months ended September 30, 2009 compared to the same period in 2008. The expense in 2009 reflects the interest expense on the senior unsecured notes we issued and the credit facility we entered into in July 2008 in connection with our spin-off. The expense in 2008 reflects interest expense on the senior unsecured notes and the credit facility for only the period after the spin-off, as we did not have significant amounts of debt outstanding prior to the spin-off.

Income tax expense in the nine months ended September 30, 2009 resulted in an effective income tax rate after discrete items of 33.9% compared to an effective rate of 35.0% in the same period in 2008. The difference in the effective tax rate was primarily attributable to a change in anticipated income from higher tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Nine Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2009	2008	$	%
Revenue
JBT FoodTech	$354.4	$451.1	$(96.7)	(21.4)%
JBT AeroTech	235.9	343.9	(108.0)	(31.4)
Other revenue (1) and intercompany eliminations	5.3	(1.4)	6.7	*
Total revenue	$595.6	$793.6	$(198.0)	(24.9)

Income before income taxes
Segment operating profit:
JBT FoodTech	34.7	41.8	(7.1)	(17.0)
JBT AeroTech	17.0	31.2	(14.2)	(45.5)
Total segment operating profit	51.7	73.0	(21.3)	(29.2)

Corporate items:
Corporate expense (2)	(11.0)	(10.0)	(1.0)	(10.0)
Other expense, net (1)	(0.5)	(9.8)	(9.3)	(94.9)
Net interest expense	(6.6)	(1.2)	(5.4)	*
Total corporate items	(18.1)	(21.0)	2.9	13.8
Income from continuing operations before income taxes	$33.6	$52.0	$(18.4)	(35.4)%

*	Not meaningful
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

JBT FoodTech

JBT FoodTech’s revenue of $354.4 million represented a decrease of $96.7 million in the nine months ended September 30, 2009 compared to the same period in 2008. Unfavorable impact of foreign currency translation resulted in $31.3 million of lower revenue. Continued challenging economic conditions in Europe and Latin America affected sales of our JBT FoodTech products. Sales of our freezing and chilling products and protein processing products declined in Europe by $27.3 million and in Latin America by $29.8 million. Sales of our in-container processing products declined by $4.8 million. Sales of our freezing and chilling products and protein processing products in North America increased by $11.5 million in the ready meals market and by $4.7 million in the poultry market driven by shipments of large orders in 2009, however these increases were offset by lower sales in the meat and bakery products markets.

JBT FoodTech’s operating profit of $34.7 million represented a decrease of $7.1 million in the nine months ended September 30, 2009 compared to the same period in 2008. Lower sales volume resulted in $19.6 million of lower profits. However, profit margins improved due to a higher proportion of revenue from aftermarket parts and services resulting in $10.4 million of incremental profits, despite $1.4 million of restructuring charges. Our cost reduction program implemented in the first quarter of 2009 resulted in $6.5 million of lower costs as research and development costs decreased by $2.9 million, selling costs decreased by $2.0 million and general and administrative costs decreased by $1.6 million. The remaining difference was primarily due to an unfavorable impact of foreign currency translation.

JBT AeroTech

JBT AeroTech’s revenue of $235.9 million represented a decrease of $108.0 million in the nine months ended September 30, 2009 compared to the same period in 2008. Continued weak demand for ground support products due to the global recession, combined with very strong results in the first nine months of 2008 driven by conversion of 2007 year-end order backlog, resulted in a decrease in revenue of $90.3 million. Lower sales of our gate equipment products resulted in a decrease in revenue of $17.8 million. Higher sales of our military equipment products resulted in an increase in revenue of $4.3 million, but were offset by an unfavorable impact of foreign currency translation.

JBT AeroTech’s operating profit of $17.0 million represented a decrease of $14.2 million in the nine months ended September 30, 2009 compared to the same period in 2008. Lower sales volume resulted in a decrease in profits of $21.2 million, which was partially offset by $3.1 million in improved profit margins, $2.4 million in lower selling costs and $1.3 million in lower general and administrative and research and development costs. Gross profit margins increased by 1.3 percentage points, despite $2.1 million of restructuring charges, due to a more favorable product mix. Additionally, we continued to execute our cost reduction program implemented in the first quarter of 2009 to help us manage through the economic downturn.

Corporate Items

Corporate items of $18.1 million represented a decrease of $2.9 million in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease is driven by $8.5 million in favorable foreign currency transactions. In the third quarter of 2008, we elected to discontinue designating our new foreign currency derivative instruments as hedging instruments. Therefore, during 2009 all changes in fair value of derivative instruments not designated as hedging instruments were recognized in earnings. The favorable impact of foreign currency transactions in 2009 is driven by the weakening of the U.S. dollar primarily against the Brazilian real. The impact of foreign currency transactions was partially offset by a $5.4 million increase in interest expense. The interest expense in 2009 reflects the interest expense on the senior unsecured notes we issued and the credit facility we entered into in July 2008 in connection with our spin-off. The expense in 2008 reflects interest expense on the senior unsecured notes and the credit facility for only the period after the spin-off, as we did not have significant amounts of debt outstanding prior to the spin-off.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2009	2008	2009	2008
JBT FoodTech	$129.8	$138.5	$342.8	$434.4
JBT AeroTech	72.6	98.5	229.9	284.1
Intercompany eliminations	(0.3)	(1.0)	(0.4)	(3.1)
Total inbound orders	$202.1	$236.0	$572.3	$715.4

Inbound orders decreased by $33.9 million in the three months ended September 30, 2009 compared to the same period in 2008 and by $143.1 million in the nine months ended September 30, 2009 compared to the same period in 2008. The decreases are primarily driven by fewer orders for our freezing and chilling products and protein processing products in our JBT FoodTech segment and ground support products in our JBT AeroTech segment.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
	September 30,	December 31,	September 30,
(In millions)	2009	2008	2008
JBT FoodTech	$141.2	$152.8	$150.7
JBT AeroTech	136.6	142.6	170.9
Intercompany eliminations	(5.8)	(0.1)	(1.4)
Total order backlog	$272.0	$295.3	$320.2

Order backlog in our JBT FoodTech segment at September 30, 2009 decreased by $11.6 million since year-end 2008 and by $9.5 million since September 30, 2008. The decreases are due to completion of major poultry orders during the period and fewer orders for our freezing and chilling products and protein processing products.

 Order backlog in our JBT AeroTech segment at September 30, 2009 decreased by $6.0 million since year-end 2008 and by $34.3 million since September 30, 2008. The decrease from September 30, 2008 is driven by fewer orders of our ground support products due to industry and economic conditions facing airline and air freight industries and fewer orders of our automated systems products due to industry and economic conditions facing the U.S. automotive industry.

Changes in Retirement Benefits

On September 15, 2009, we amended the retirement benefits offered to our employees in an attempt to reduce the future financial risk of our defined benefit pension plans and provide a competitive and sustainable retirement program that allows us to successfully attract and retain a skilled workforce. Effective January 1, 2010, we will discontinue future benefit accruals for active non-union employees who are participants in our domestic defined benefit pension plans as of December 31, 2009 and freeze any future participation in our domestic defined benefit pension plans by non-union employees as of January 1, 2010. Additionally, effective January 1, 2010, we will enhance our defined contribution savings plans by adding a 3% company non-elective contribution with immediate vesting to all eligible non-union employees that will be in addition to the current company match (of up to 5%) that vests over time.

As a result of the amendments to our domestic defined benefit pension plans, we recognized a curtailment gain of $0.5 million (after-tax) during the three and nine months ended September 30, 2009 to recognize all previously unrecognized prior service benefits. Additionally, as a result of discontinuing future benefit accruals for active non-union employees, our projected benefit obligation was reduced by $25.2 million.

These amendments are currently estimated to result in a net reduction in expense in 2010 compared to 2009 of approximately $2.0 million on an after-tax basis. The actual net expense reduction realized in 2010 could differ from this estimate due to changes in the actuarially determined gains and losses as of December 31, 2009 from current estimates. The estimated reduction relates primarily to the absence of service-related expenses for the domestic defined benefit pension plans, and is partially offset by the addition of the non-elective 3% contribution to the defined contribution savings plans. The net reduction in expense also includes an interest-related component based on a reduction in the projected benefit obligation associated with the domestic defined benefit pension plans.

Outlook

We expect a continued challenging economic environment for the remainder of 2009 that will continue into 2010. Interest expense for the remainder of 2009 is expected to be approximately $2.5 million and our full year effective tax rate is expected to be approximately 34% to 35%. We expect our 2009 diluted earnings per share from continued operations to be in the range of $1.07 to $1.15, an increase from our expectation at the end of the second quarter of $0.95 to $1.15 reflecting a modest improvement in the European market for JBT FoodTech product lines.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of funds are cash flows from operations and borrowings under our credit facility. Our principal uses of funds consist of operating expenditures, payments of principal and interest on our credit facility, capital expenditures and interest payments on our outstanding senior unsecured notes. We believe our cash flows from operations and our credit facilities will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors.

Financing Arrangements

As of September 30, 2009, we have $75 million in aggregate principal amount of 6.66% senior unsecured notes outstanding that are due on July 31, 2015.  The senior unsecured notes require us to make semiannual interest payments. Additionally, as of September 30, 2009 we have $70 million outstanding on our $225 million 5-year revolving credit facility that matures on July 31, 2013. Borrowings under the revolving credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio as defined in the credit agreement. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of September 30, 2009, there was approximately $126 million available on the revolving credit facility.

Our long-term obligations contain various customary covenants including a maximum leverage ratio and a minimum interest coverage ratio. The leverage ratio covenant restricts the amount of Consolidated Total Indebtedness we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase and credit facility agreements. The interest coverage ratio covenant restricts the amount of Consolidated Interest Expense we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase and credit facility agreements. We do not have a covenant related to our net worth. As of September 30, 2009, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

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

Liquidity

The following table summarizes our cash activity for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
(In millions)	2009	2008
Cash provided by continuing operating activities	$33.2	$70.1
Cash required by continuing investing activities	(20.0)	(18.7)
Cash required by financing activities	(45.7)	(30.3)
Cash provided by discontinued operations	-	0.6
Effect of exchange rate changes on cash and cash equivalents	1.6	(0.1)
(Decrease) increase in cash and cash equivalents	$(30.9)	$21.6

Operating Cash Flows

Cash provided by continuing operating activities was $33.2 million during the nine months ended September 30, 2009, which represents a decrease of $36.9 million over the same period in the prior year. The decrease is partly attributable to lower earnings, as income from continuing operations decreased by $11.6 million, and higher investment in working capital in the 2009 period.

Investing Cash Flows

Cash required by investing activities was $20.0 million and $18.7 million during the nine months ended September 30, 2009 and 2008, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and facilities. Additionally, in the second quarter of 2009 we acquired the assets of Scottish-based Double D Food Engineering Ltd. (“Double D”). Double D designs, manufactures and services custom-built ovens for bakery and protein products.

Financing Cash Flows

Cash required by financing activities was $45.7 million and $30.3 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in cash required by financing activities was driven primarily by payments made to reduce the outstanding balance on our credit facility from $110 million at December 31, 2008 to $70 million at September 30, 2009. The financing activities in the nine months ended September 30, 2008 reflect $169.2 million of payments made to FMC Technologies in connection with our spin-off, issuance of $75 million of our senior unsecured notes and the issuances and payments on our credit facility.

Additionally, we paid quarterly cash dividends of $0.07 per common share in the first, second and third quarters of 2009.

Discontinued Operations Cash Flows

Our discontinued businesses ceased operations in 2007 and were sold in 2007 and 2008. Minimal cash flows are expected for 2009.

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. We estimate that we will pay $2.5 million in interest under our financing agreements in the remainder of 2009.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2009, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In October 2009, the FASB issued the accounting standard update, Revenue Recognition – Multiple-Element Arrangements. The objective of the update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Additionally, early adoption is permitted. We are currently evaluating the potential impact of this update on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2009, the related consolidated and combined statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008, and the related consolidated and combined statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These consolidated and combined financial statements are the responsibility of the Company’s management.

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
November 6, 2009

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the nine months ended September 30, 2009.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On November 5, 2009, we executed amendments to the John Bean Technologies Corporation Non-Qualified Savings and Investment Plan (the "Non-Qualified Savings Plan") and the John Bean Technologies Corporation Salaried Employees' Equivalent Retirement Plan (the "SERP"), both effective January 1, 2010.

The amendment to the Non-Qualified Savings Plan provides for Company Contributions required to be made to eligible employees in each Plan Year (as defined in the Non-Qualified Savings Plan) to be increased to 8% of Employee Deferral Contributions from 5%. The amendment also made certain clarifying changes, including with respect to the Plan Year (as defined in the Non-Qualified Savings Plan) in which an employee may begin to receive Nonelective Contributions (as defined in the Non-Qualified Savings Plan) and the process by which certain employees may receive payment of the vested portion of his or her account.

The amendment to the SERP provides for certain Excess Benefit (as defined in the SERP) “de minimis” payments with a present value of $10,000 or less to be paid only by way of a lump sum payment. Such payments had previously been payable by lump sum or by way of monthly installment payments over a five-year period.

The executed amendment to the Non-Qualified Savings Plan is attached hereto as Exhibit 10.5, and the executed amendment to the SERP is attached hereto as Exhibit 10.6, and each such amendment is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

10.1
First Amendment of John Bean Technologies Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.2
First Amendment of John Bean Technologies Corporation Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.3	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.4
First Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2009.

10.5	Second Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan.

10.6	Second Amendment of John Bean Technologies Corporation Salaried Employees' Equivalent Retirement Plan.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: November 6, 2009

EXHIBIT INDEX

Number in Exhibit Table	Description

10.1
First Amendment of John Bean Technologies Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.2
First Amendment of John Bean Technologies Corporation Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.3	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.4
First Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2009.

10.5	Second Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan.

10.6	Second Amendment of John Bean Technologies Corporation Salaried Employees' Equivalent Retirement Plan.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.