Form 10-K
period 2009-12-31
John Bean Technologies CORP
filed 2010-03-04
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $342,324,094.

At February 28, 2010, there were 28,153,523 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies and the United States military. The product offerings of our JBT AeroTech businesses include:

•	ground support equipment for cargo loading, aircraft deicing and aircraft towing;

•	gate equipment for passenger boarding, on the ground aircraft power and cooling;

•	airport services for maintenance of airport equipment, systems and facilities;

•	military equipment for cargo loading, aircraft towing and on the ground aircraft cooling; and

•	automatic guided vehicles for material handling in the automotive, printing, food & beverage, manufacturing, warehouse, and hospital industries.

For financial information about our business segments see Note 17 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In October 2007, FMC Technologies announced an intention to separate into two independent publicly-traded companies through the distribution of 100% of its FoodTech and Airport Systems businesses to the shareholders of FMC Technologies (the “Separation”). In preparation for the Separation, FMC Technologies contributed all of the assets and liabilities of the FoodTech and Airport Systems business to JBT Corporation, a wholly-owned subsidiary of FMC Technologies. FMC Technologies accomplished the Separation through a distribution of .216 of a share of JBT Corporation common stock for every share of FMC Technologies common stock on July 31, 2008, to FMC Technologies shareholders of record as of July 22, 2008.

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

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. Throughout our history, we have delivered over 40,000 pieces of food processing equipment which includes more than 7,000 industrial freezers, 2,400 industrial citrus juice extractors, 3,000 industrial sterilization systems and 8,000 coating systems. We estimate that the installed base of our equipment collectively processes approximately 75% of the global production of citrus juices, freezes approximately 50% of commercially frozen foods on a global basis and sterilizes approximately 50% of the world’s canned foods. This installed base provides a stream of recurring revenue from aftermarket products, parts, services and lease arrangements. Recurring revenue accounted for approximately 46% of our JBT FoodTech total revenue in 2009. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers.

We have operations located globally to serve our existing JBT FoodTech equipment base located in more than 100 countries. Our principal production facilities are located in the United States (California, Ohio and Florida), Belgium, Brazil, China, Italy, South Africa, Sweden and the United Kingdom. In addition to sales and services offices based in more than 25 countries, we also support our customers in their development of new food products and processes as well as the refinement and experimentation of their current applications through eight technical centers located in the United States (California, Ohio and Florida), Brazil, Sweden, Belgium, Italy and China. Our global presence allows us to provide direct customized support to customers virtually anywhere they process foods.

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

In-Container Processing. We are a leading global supplier of fully integrated industrial sterilization systems that manufacture shelf stable foods in a wide variety of flexible and rigid packages. These integrated solutions include fillers, closers, sterilizers, material handling systems and controls that process foods including fruits and vegetables, soups and sauces, dairy products, a broad range of ready-to-eat meals and pet foods. We offer the largest selection of sterilization products in the industry, including continuous rotary and hydrostatic sterilizers primarily used for processing metal cans. We also provide automated batch retorts which can process a variety of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our offering also includes specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. In addition, we offer leading modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes and introduce on-line corrections in the case of process deviations. The following is an overview of our in-container processing solutions technology offerings.

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
Fillers	Filling of wide-neck, rigid and pre-formed containers with food and beverage products	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Milk, Ready to Drink Coffee and Tea, Pet Food	Over 1,200 containers per minute	1,900+

Closers	Closing and seaming of can after being filled	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Milk, Ready to Drink Coffee and Tea, Pet Food	Up to 2,000 containers per minute	3,400+

Continuous Rotary and Hydrostatic Sterilizers	Commercial sterilization of food in cans	Ready Meals, Canned Milk, Soups, Sauces, Fruits, Vegetables, Seafood, Meat, Poultry, Pet Food	Over 1,800 containers per minute (550 cans of soup/minute or 2,000 cans of cat food per minute)	2,700+ systems 8,000+ vessels

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
Automated Batch Retorts	Commercial sterilization of foods in flexible or rigid pre-formed packaging	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry	Over 1,500 containers per minute (600 microwave pasta bowls per minute)	220+ systems 470+ vessels

LOG-TEC™ Control Systems and Modeling Software	Automated control and documentation of sterilization process; modeling software to optimize cooking processes	Ready Meals, Canned Milk, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Pet Food	Matches the sterilization system capacity	1,900+

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

We are among the leading suppliers of tomato and fruit processing equipment and aseptic sterilization and bulk filling systems. Our tomato and fruit processing lines are comprised of extraction, finishing, heating and mixing equipment, enzyme inactivators, evaporators, flash coolers, sterilizers and aseptic fillers that are mainly sold as an integrated processing line. We can also provide equipment for a specific need within a line. Our tomato processing lines are installed with leading processors throughout the world’s key tomato growing regions and produce a range of finished tomato products including tomato concentrates, peeled tomato products, diced tomatoes, salsa, pizza sauce, ketchup and pureed and crushed tomatoes. Our aseptic processing lines are used in the bulk processing of a wide range of deciduous and tropical fruits into juices, particulates, purees and concentrates. These fruit products are used as ingredients for dairy products (yogurts, smoothies, flavored milk, and ice cream), bakery products and fruit-based beverages.

We also provide technology solutions and products to extend the life, improve the appearance and preserve the taste of fresh fruits and vegetables. Once treated, fresh fruits or vegetables are individually labeled by our fast and efficient produce labeling systems. The following is an overview of our fruit processing technology offerings.

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
Extractors, Pulpers, Finishers	Extract juice and/or pulp from fruit for large-scale processing and point-of-sale applications	Citrus, Tomatoes, Berries, Deciduous and Tropical Fruits	Industrial extractor: over 900 gallons per hour of juice	7,800+

Hot & Cold Breaks, Evaporators	Enzymatic inactivation, concentration and aseptic cooling to preserve fruit product color and taste	Citrus, Tomatoes, Berries, Deciduous and Tropical Fruits	Over 70 tons/hour	350+

Product Offering	Product Description	Food Applications	Capacity Ranges	Delivered Base
Aseptic Sterilizers and Fillers	Aseptic commercial sterilization, cooling and bulk filling of fruit puree, concentrate or paste into 3 gallon to 300 gallon containers	Citrus, Tomatoes, Deciduous and Tropical Fruits	Aseptic sterilizer: over 60 tons/hour Aseptic sterilizer: over 19 tons/hour	100+

Fresh Produce Technologies	Preservation of fresh produce life, appearance and taste. High speed application of Price Look Up labels	Fruits, Vegetables	Coating application rates variable to match line speed Apply 900+ labels per minute	1,300+ labeler heads

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment and corrosion monitoring control and the provision of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts and services coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing, recurring revenue.

Strategy

As part of our core mission of being the leading supplier of customized solutions to the food processing industry, we focus on four critical strategic initiatives:

Extend Technology Leadership. By maintaining and extending our technological leadership positions, we remain well positioned to capture the growth created by the trends in the food processing industry. We are focused on enhancing processing efficiencies which include increased production speeds and improved final product yield and quality. Additionally, we are focused on reducing the total cost of ownership for food processing plants through reducing capital and operational costs and solving the technological challenges posed by evolving food processing and packaging requirements.

Leverage Our Installed Base. From 2005 to 2009, our aftermarket revenue increased at a compound annual rate of approximately 3.6%. We leverage our large delivered base of industrial equipment and systems to generate new aftermarket business and to grow our offering of aftermarket products, parts and services. Our large installed base provides a recurring revenue stream as well as the opportunity to strengthen and enhance customer relationships, increase our customer knowledge and generate ideas for new product development. We will continue to enhance the capabilities of our on-line spare parts ordering websites to help our customers find the information they need and conduct business more efficiently.

Capture International Opportunities. JBT FoodTech has built a strong global presence with manufacturing, sales and service organizations located on six continents. As demand for processed foods increases in emerging regions such as Latin America, the Middle East, Eastern Europe and Asia, we are positioned to provide local food processors or expanding multi-national processors with our products, expertise and local customer service. Additionally, our manufacturing facility in China and our established supply chains in India and China enable us to source products to and from Asia.

Growth Through Acquisitions. In addition to benefiting from organic growth, we will continue to pursue external growth through select, value-accretive acquisitions of companies and technologies. We believe that the food processing equipment industry provides us with opportunities for acquisitions. We also believe that our global presence and capabilities permit us to efficiently integrate complementary companies and technologies into our global businesses, as was accomplished in 2009 with the acquisition of UK-based Double D Food Engineering.

JBT AeroTech

Overview

JBT AeroTech is a leading supplier of customized solutions and services used for applications in the air transportation industry. We design, manufacture and service technologically sophisticated ground support equipment, airport gate equipment, automated systems and services for airport authorities, airlines, airfreight, ground handling companies, the military and other industries.

We believe our strong market positions result from our ability to customize our equipment and services utilizing differentiated technology to meet the specific needs of our customers. We continually strive to improve our existing technologies and develop new technologies by working closely with our well established customer base.

As a market leader for many years, there is a significant installed base of our airport and airline equipment around the world. We have delivered the largest volume of cargo loaders (8,800+), passenger boarding bridges (7,200+) and aircraft deicers (4,300+). We have also sold more than 2,100 mobile passenger steps, 1,800 cargo transporters and 1,400 tow tractors that are operating at airports around the world. This installed base provides a stream of recurring revenue from aftermarket parts, products and services. Recurring revenue accounted for approximately 37% of JBT AeroTech total revenue in 2009. Our installed base also offers continuous access to customer feedback for improvements and new product development.

JBT AeroTech products have been delivered to more than 100 countries. To support this equipment, we have operations located throughout the world. Our principal production facilities are located in the United States (Florida, Utah and Pennsylvania), Mexico, Spain and the United Kingdom. To augment our sourcing capabilities, we have established regional manufacturing partnerships in Asia and Africa as well as dedicated sourcing resources in India, China and Mexico. We also have sales and services offices located in twelve countries and collaborative relationships with independent sales representatives, distributors and service providers in fifteen additional countries.

Solutions, Products and Services

We offer a broad portfolio of systems, equipment and services to our airport authority, airline, air cargo, ground handling and military customers.

Ground Support Equipment. We are a leading supplier of air cargo loaders to commercial air passenger and freight carriers and ground handlers. Our Commander™ loaders service containerized narrow-body and wide-body jet aircraft and are available in a wide range of configurations.

We manufacture and supply the RampSnake® bulk loader for the loading of baggage, cargo and mail packages into aircraft baggage holds. The RampSnake’s design requires only a single baggage handler in the cargo hold and one operator at the baggage cart, minimizing lifting and reducing costs.

We manufacture and supply Tempest™ aircraft deicers with a broad range of options that can be configured to meet customers’ specific and regional need to provide efficient aircraft deicing while on the tarmac. We offer a full array of conventional and towbarless aircraft tow tractors for moving aircraft without consumption of jet fuel and self propelled transporters for pallet and container handling. We also offer a line of self-propelled passenger boarding steps.

Airlines and ground handling companies face increased pressure to reduce emissions and minimize fuel usage. We have a long history of delivering alternative fuel ground support equipment that provides a solution to these environmental and operational challenges. Our alternative fuel design approach is to provide modular ground support equipment, capable of being powered by a variety of power sources. Our electric powered product offering includes Commander cargo loaders, cargo transporters, RampSnake bulk loading systems, conventional aircraft pushback tractors, towbarless tow tractors and passenger boarding steps. We also offer electric retrofit kits for our existing delivered base of diesel powered Commander cargo loaders.

The following is an overview of our ground support equipment technology offerings.

Product Offering	Product Description	Aircraft Ranges	Capacity Ranges	Delivered Base
Cargo Loaders	Loading and unloading of containerized cargo onto main and lower decks of aircraft	Wide variety of passenger and freighter aircraft up to Airbus A380	Up to 33,000 lbs	8,800+

Cargo Transporters	Transport of containerized cargo to or from aircraft	Aircraft handling full size pallets or containers	Up to 15,400 lbs at 15.5 mph	1,800+

Bulk Loader	Loading of baggage, cargo or mail packages into baggage holds with minimal lifting	Boeing 717 to 757-200 and Airbus A319 to 321	Up to 880 lbs	100+

Aircraft Deicers	Deicing of aircraft on the ground including removal of snow, ice and frost	Wide variety of aircraft up to Airbus A380	Up to 2,000 gallons capacity of deicing fluid	4,300+

Aircraft Tow Tractors	Pushing back of aircraft from gate or aircraft towing between gate and hangar	Regional to wide-body aircraft	Draw bar pull of up to 72,000 lbs	1,300+

Passenger Steps	Boarding of passengers when a boarding bridge is not available	Front and rear boarding doors of narrow and wide-body aircraft	Load capacity up to 13,000 lbs.	2,000+

Gate Equipment. We are a leading supplier of gate equipment. Our Jetway® passenger boarding bridges have been used by airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959.

We also manufacture a variety of sizes and configurations of auxiliary equipment including 400 Hertz ground power and preconditioned air units that supply aircraft requirements for electrical power and cooled air circulation for the environmental control system (air-conditioning) and main engine starting during ground operations. Our point-of-use 400 Hertz and pre-conditioned air units enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate.

The following is an overview of our gate equipment technology offerings.

Product Offering	Product Description	Aircraft Ranges	Capacity Ranges	Delivered Base
Passenger Boarding Bridges	Bridge for moving passengers between the airport terminal building and the aircraft	Regional Jets up to Airbus A380	Link aircraft with the airport terminal	7,200+

Ground Power	Provide power and light for passenger and crew onboard, while waiting to be pushed back from gate	Regional Jets up to Airbus A380	Converts 50/60 Hertz utility power to aircraft compatible 400 Hertz power	3,600+

Preconditioned Air	Climate convenience for passenger and crew onboard, while waiting to be pushed back from gate	Regional Jets up to Airbus A380	20 to 120 refrigerated tons preconditioned air units for ground cooling	2,200+

Military Equipment. In 2000, we were awarded the production contract to supply the U.S. Air Force with a new generation of military air cargo loader which is now known as the Halvorsen loader. We continue to supply the U.S. Air Force Air Mobility Command with these Halvorsen loaders and we also provide parts support, service and retrofit kits for the Halvorsen loaders. We also have begun to supply these loaders to other branches of the U.S. Department of Defense and other international military customers.

Our Ground Support and Gate Equipment product lines also supply three sizes of aircraft tow tractors to the U.S. Air Force. We supply a wide range of mobile air conditioning units to the U.S. Air Force, the U.S. Navy, international military forces and airframe manufacturers.

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

Airport Services. We are an industry leading provider of ground support and gate equipment, systems and facility maintenance services to airlines and airports throughout North America and the Pacific. Our expertise extends to the operation, maintenance and repair of airport gate systems, baggage handling systems, airport facilities and ground support equipment. We also offer technology and operations monitoring services centered around our patented iOPS™ suite that links maintenance management systems and aircraft avionics data to critical ground-based monitoring, diagnostic and tracking systems on gate equipment, baggage handling systems, facility systems and ground support equipment.

Automated Systems. We are an industry leader in providing fully integrated Automatic Guided Vehicle Systems for repetitive material movement requirements in the automotive, printing, food & beverage, manufacturing, warehouse, and hospital industries. We provide engineering services and simulations to evaluate the material handling requirements, automatic guided vehicle system hardware and software, and hardware and software integration for a complete, seamless solution. We have delivered over 350 automatic guided vehicle systems including over 3,000 guided vehicles.

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for our installed base of JBT AeroTech equipment. We also provide retrofits to accommodate changing operational requirements and continuous, proactive service, including, in some cases, on-site technical personnel. These systems and other services represent an integrated approach to addressing critical problems faced by our customers and ensure that we remain well positioned to respond to their new requirements and strategic initiatives through our strong customer relations.

In support of our focus and strategy of meeting our customers’ needs, we have developed a global parts service network to enable us to market with confidence our ability to “provide the right part in the right place.” Our highly experienced global parts representatives help reduce equipment downtime by providing fast, accurate responses to technical questions. We also provide worldwide operations and maintenance training programs to provide maintenance technicians with the tools necessary to deliver the highest possible level of systems reliability.

Strategy

As part of our core mission of being the leading supplier of customized solutions to the air transportation industry, we will focus on five critical strategic initiatives:

Extend Technology Leadership. By maintaining and extending our technological leadership position, we remain well positioned to capture the growth created by the trends in the air transportation industry. The focus of our investments in product improvement and development is improving airport ramp and terminal efficiencies and reducing the total cost of ownership for airports, passenger and cargo carriers and ground handlers. We also strive to continually meet the technological challenges posed by evolving aircraft designs, safety and environmental concerns.

Leverage Our Installed Base. From 2005 to 2009, our aftermarket revenue increased at a compound annual rate of approximately 12.0%. We leverage our large installed base of airport equipment, to expand our aftermarket products, parts and services business and to provide increased focus on upgrades and services that will improve our customers’ operational efficiency. Our large installed base not only generates a recurring revenue stream, it also provides us with strong, long-term customer relationships from which we can derive information for new product development to meet the evolving needs of our customers.

We continue to expand the capabilities of our airport services product line and to selectively expand our presence within the 20 busiest United States airports. We leverage our experience gained at airports by pursuing additional opportunities in military ground support equipment, cargo handling systems for air cargo carriers and sophisticated port entry systems. We will continue to create differentiated service products and value added operational information systems that provide productivity, efficiency and financial gains to our customers.

Capture International Opportunities. Asia-Pacific has become a growth region for the aviation industry. To accommodate this growth, significant investments are being made in airport infrastructure in this region. We are well positioned with dedicated local sales and service staff to meet the increased airport equipment demand in developing countries with our trusted products as well as our product expertise and customer service.

Expand Military Programs. We supply Halvorsen loaders and provide Halvorsen parts support, service and retrofit kits to the U.S. Air Force Air Mobility Command. We will continue to extend our support for this program by offering engineering and logistics support contracts. We have also expanded the Halvorsen installed base to the U.S. Navy, U.S. Marine Corps, U.S. Army and selected international military services. We will expand the loader design to meet the specification requirements of new loader programs as they are issued. We will continue our expansion of our military ground support equipment offerings of tow tractors, aircraft deicers, air conditioning and ground power units to the United States and selected international military forces.

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

OTHER BUSINESS INFORMATION RELEVANT TO ALL OF OUR BUSINESS SEGMENTS

Order Backlog

For information regarding order backlog, refer to the section entitled “Inbound Orders and Order Backlog” in Item 7 of this Annual Report on Form 10-K.

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

For additional financial information about Company-sponsored research and development activities, refer to Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Sales and Marketing

We sell and market our products and services through a predominantly direct sales force, supplemented with independent distributors and sales representatives. Our experienced international sales force is comprised of individuals with strong technical expertise in our products and services and the industries in which they are sold.

We support our sales force with marketing and training programs that are designed to increase awareness of our product offerings and highlight our differentiation while providing a set of sales tools to aid in the sales of our technology solutions. We actively employ a broad range of marketing programs to inform and educate customers, the media, industry analysts and academia through targeted newsletters, our web site, seminars, trade shows, user groups and conferences.

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

JBT FoodTech’s major competitors include GEA Group Aktiengesellschaft, MYCOM, Convenience Food Systems Inc., Heat & Control, Inc., PneumaticScaleAngelus, Allpax Products, Inc., Atlas Pacific Engineering Company, Inc., Marel Food Systems, Brown International Corp. and CFT S.p.A.

JBT AeroTech’s major competitors include TLD, Schopf Maschinenbau GmbH, Trepel, Global Ground Support LLC, ThyssenKrupp AG, Shenzhen CIMC-TianDa Airport Support Ltd., Linc Facility Services and Elite Line Services, Inc.

Employees

We employ approximately 3,300 people with approximately 1,900 located in the United States. Approximately 230 of our employees in the United States are represented by one collective bargaining agreement that covers these employees through August of 2011.

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

JBT AeroTech’s customers are domestic and international airlines, airfreight and ground handling companies, domestic and international airport authorities and the United States and foreign military forces. Our principal customers include companies such as: Air Canada, Air China, Air France KLM, The Boeing Company,

British Airports Authority, British Airways, the Canadian Forces, China Southern Airlines, Continental Airlines, Dallas Fort Worth International Airport, Delta Air Lines, Denver International Airport, DHL, FedEx Corp., EgyptAir, Houston Airport Systems, Iberia Airlines, LAN Airlines, Los Angeles International Airport, Massport/Logan International Airport, McCarren International Airport, Menzies Aviation, Miami International Airport, Saab AB, Servisair, Singapore Airlines, Southwest Airlines, Swissport International, TAM Airlines, Thai Airways International, United Airlines, UPS, and the U.S. Air Force.

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

Financial Information about Geographic Areas

The majority of our consolidated revenue is generated in markets outside of the United States. For financial information about geographic areas see Note 17 of our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Executive Officers

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 26, 2010, are as follows:

Name	Age	Office, year of election
Charles H. Cannon, Jr.	57	Chairman, Chief Executive Officer and President (2008)
Ronald D. Mambu	60	Vice President, Chief Financial Officer and Controller (2008)
Torbjörn Arvidsson	58	Vice President and Division Manager-Food Solutions and Services (2008)
Juan C. Podesta	58	Vice President and Division Manager-Food Processing Systems (2008)
John Lee	52	Vice President and Division Manager-JBT AeroTech (2008)
Kenneth Dunn	53	Vice President, General Counsel and Assistant Secretary (2008)
Mark Montague	56	Vice President, Human Resources (2008)
Megan Donnelly	41	Chief Accounting Officer (2008)

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

RONALD D. MAMBU has served as our Vice President, Chief Financial Officer and Controller since April 2008 and served as our Treasurer from April 2008 until November 2009. From February 2001 until April 2008, Mr. Mambu served as Vice President and Controller of FMC Technologies. Mr. Mambu was Director of Financial Planning of FMC Corporation from 1994 until his appointment as Controller. Mr. Mambu joined FMC Corporation in 1974 as a financial manager in Philadelphia. He served in a variety of roles at FMC Corporation, including Controller of its former Food and Pharmaceutical Products Division from 1977 to 1982, Controller of Machinery Europe Division from 1982 to 1984, Controller of Agricultural Products Group from 1984 to 1987, Director of Financial Control from 1987 to 1993 and Director of Strategic Planning from 1993 to 1994.

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

Our business may be adversely affected by changes in current or future national or global economic conditions, including interest rates, availability of capital, consumer spending rates, foreign currency exchange rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our required raw materials, thereby negatively affecting our financial results. The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions could, among other things:

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

A downturn or further downturn in certain of the major markets we serve could materially adversely affect results.

The current global economic crisis has caused downturns in many industrial and/or regional markets, including the food processing and air transportation markets. There can be no assurance as to when economic conditions will improve. A further or unexpectedly sustained downturn in one or more of these markets could have a material adverse effect on our business, results of operations or financial condition.

Our customers may not be able to meet their financial obligations to us or we may experience less business as a result of the current global economic environment, which would adversely affect our financial condition and results of operations.

Some of our existing and prospective worldwide customers continue to suffer from the problems affecting the global economy. As a result, we may sell less new equipment and fewer parts and services to these customers and certain of these customers could pose credit risks to us. Our inability to collect receivables from one or more important customers could adversely affect our results of operations and financial condition.

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

Similarly, our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions may cause customers to forgo or postpone new purchases in favor of repairing existing equipment and machinery, and delay or reduce preventative maintenance, thereby reducing our revenue and/or profits.

The air transportation industry is particularly sensitive to changes in economic condition; continued negative economic conditions likely may have a negative impact on our JBT AeroTech segment and our results of operations.

The air transportation industry in general is particularly sensitive to changes in economic conditions. Unfavorable general economic conditions, such as a constrained credit market, reduced consumer confidence, higher unemployment rates and increased business operating costs, particularly fuel costs, can reduce spending for both passenger travel and decrease demand for cargo air carrier services. Unfavorable economic conditions can also impact our customers’ ability to raise pricing to counteract increased fuel, labor, and other costs, making it less likely that they will expend resources on JBT AeroTech equipment as they have in the recent past. Demand for ground support equipment and inbound orders declined during 2009, which we believe may be primarily attributed to unfavorable financial conditions facing airlines and airfreight companies. Therefore, a continued global economic downturn would likely continue to negatively impact our future results of operations in the JBT AeroTech segment in particular.

Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business or fluctuations in currency exchange rates could negatively affect our business, financial condition and results of operations.

We operate manufacturing facilities in nine countries other than the United States, and our international sales accounted for more than half of our 2009 revenue. Multiple factors relating to our international operations and to particular countries in which we operate or will expand our operations into could have an adverse effect on our financial condition or results of operations. These factors include:

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

Our inability to obtain raw materials, component parts, and/or finished goods in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture and market our products.

We purchase raw materials and component parts from suppliers for use in manufacturing our products. We also purchase certain finished goods from suppliers. Changes in our relationships with suppliers or increases in our costs for raw materials, component parts or finished goods we purchase could result in manufacturing interruptions, delays, inefficiencies or our inability to market products. In addition, our profit margins could decrease if prices of purchased raw materials, component parts or finished goods increase and we are unable to pass on those increases to customers.

The increase in energy or raw material prices may reduce the profitability of our customers, which ultimately could negatively affect our business, financial condition, results of operations and cash flows.

In recent years, energy prices have hit historically high levels. These increases had a negative trickledown effect on many areas involved in running a business, straining profitability through increased operating costs. Our customers require large amounts of energy to run their businesses, particularly in the air transportation industry. Energy prices can affect the profitability of passenger and cargo air carriers through increased jet and ground support equipment fuel prices. Energy prices also affect food processors through increased energy and utility costs to run the plant, chemical and petroleum based raw materials used in production and fuel costs to run logistics and service fleet vehicles.

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

Should an E. coli or other food borne illness cause a recall of meat or produce, the companies supplying those fresh, further processed or canned forms of these products could be severely financially affected. This type of recall, whether voluntary or mandatory, could have broad ranging and long lasting negative effects on growers, packers, retailers, wholesalers and/or restaurants. If a consumer were to become critically ill due to the outbreak, the food provider’s reputation and brand could be permanently tarnished. Any affect on the financial viability of our customer base of fresh or processed food providers could seriously affect and reduce our immediate and recurring revenue base.

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

We operate in highly competitive industries, and competitive pressures may adversely affect us.

Our businesses compete in highly competitive markets where differentiation is based on product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead times, serviceability and aftermarket parts and services. We have a number of domestic and international competitors in most of the product lines we offer. Many of our competitors are focused on particular product lines or geographical regions or emphasize their local manufacturing presence or local market knowledge. Some of our competitors have different pricing structures and may be able to deliver their products at lower prices. Although we believe that the performance and price characteristics of our products will provide competitive solutions for our customers’ needs, there can be no assurance that our customers will continue to choose our products over products offered by competitors. These competitive pressures could adversely affect our results of operations and financial condition.

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

While we take steps to provide for confidentiality obligations of employees and third parties with whom we do business (including customers, suppliers and strategic partners), there is a risk that such parties will breach such obligations and jeopardize our intellectual property rights. Although we have agreements in place to mitigate this risk in many cases, there can be no assurance that such protections will be sufficient.

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

We depend on our senior executive officers and other key personnel. The loss of any of these officers or key personnel could materially adversely affect our business, financial condition, results of operations and cash flows. In addition, competition for skilled and non-skilled employees among companies that rely heavily on engineering, technology and manufacturing is intense, and the loss of skilled or non-skilled employees or an inability to attract, retain and motivate additional skilled and non-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products and services and meet our customers’ requirements.

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

Considerable management time and resources may be spent to understand and comply with changing laws, regulations and standards relating to corporate governance, public disclosure (including the Sarbanes-Oxley Act of 2002), SEC regulations and the rules of the New York Stock Exchange where our shares are listed. Although we do not believe that any recent regulatory and legal initiatives will result in significant changes to our internal practices or our operations, rapid changes in accounting standards, taxation requirements, and federal securities laws and regulations, among others, may substantially increase costs to our organization and could materially adversely impact our business, financial condition, results of operations and cash flows.

Unfavorable tax law changes and tax authority rulings may adversely affect results.

We are subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or tax laws. The amount of income taxes and other taxes are subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts we record, future financial results may include unfavorable tax adjustments.

The market price of our Common Stock may be subject to significant volatility.

The market price of our Common Stock may be highly volatile because of a number of factors, including the following:

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	transactions related to complimentary technology, technology rights, product lines or businesses;

•	announcements by us or our competitors of new products or significant contracts, acquisitions, joint ventures or capital commitments;

•	changes in interest rates;

•	additions or departures of key personnel; and

•	future sales or issuances of our Common Stock.

•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	the operating performance and stock price of other companies in our industries;

•	announcements by us or our competitors of new products or significant contracts, acquisitions, joint ventures or capital commitments;

•	changes in interest rates;

•	additions or departures of key personnel; and

•	future sales or issuances of our Common Stock.

Our existing financing agreements include restrictive and financial covenants.

Certain of our loan agreements require us to comply with various restrictive covenants and some contain financial covenants that require us to comply with specified financial ratios and tests. Our failure to meet these covenants could result in default under these loan agreements and would result in a cross-default under other loan agreements. In the event of a default and our inability to obtain a waiver of the default, all amounts outstanding under loan agreements could be declared immediately due and payable. Our failure to comply with these covenants could adversely affect our results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity, and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated gains (losses)—net, benefit plans. At the end of 2009, the projected benefit obligation of our pension plans was $250.7 million and assets were $178.8 million. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Pension Assumptions in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA).

We could be liable to FMC Technologies for adverse tax consequences resulting from certain change-in-control transactions and therefore could be prevented from engaging in strategic or capital raising transactions.

FMC Technologies could recognize a taxable gain if the spin-off is determined to be part of a plan or series of related transactions pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in either FMC Technologies or JBT Corporation. Under the Code, any acquisitions of FMC Technologies or JBT Corporation within the four-year period beginning two years before the date of the spin-off are presumed to be part of such a plan. Regulations issued by the IRS, however, provide mitigating rules in many circumstances. Nonetheless, a merger, recapitalization or acquisition, or issuance or redemption of our common stock could, in some circumstances, be counted toward the 50% change of ownership threshold. The tax sharing agreement between FMC Technologies and us precludes us from engaging in some of these transactions unless we first obtain a tax opinion acceptable to FMC Technologies or an IRS ruling to the effect that such transactions will not result in additional taxes. The tax sharing agreement further requires us to indemnify FMC Technologies for any resulting taxes owed by FMC Technologies regardless of whether we first obtain such opinion or ruling. As a result, we may be unable to engage in strategic or capital raising transactions that stockholders might consider favorable or to structure potential transactions in the manner most favorable to us.

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

LOCATION	SQUARE FEET	LEASED OR OWNED
United States:
Madera, California	250,000	Owned
Lakeland, Florida	225,000	Owned
Sandusky, Ohio	140,000	Owned
International:
St. Niklaas, Belgium	289,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased
Araraquara, Brazil	125,000	Owned
Parma, Italy	72,000	Owned
Ningbo, China	60,000	Leased
Edinburgh, Scotland	41,000	Leased
Cape Town, South Africa	38,000	Leased

The significant production properties for our JBT AeroTech operations are listed below:

LOCATION	SQUARE FEET	LEASED OR OWNED
United States:
Orlando, Florida	253,000	Owned
Ogden, Utah	220,000	Owned/Leased
Chalfont, Pennsylvania	67,000	Leased
International:
Madrid, Spain	258,000	Owned
Juarez, Mexico	33,000	Leased
Leicestershire, UK	15,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

Pursuant to the Separation and Distribution Agreement we entered into with FMC Technologies, as of the time of our separation from FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to separation. Although FMC Technologies may remain the named defendant in certain of these proceedings, we will manage the litigation and are required to indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

We are involved in other legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole, will have a material adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol JBT. Market information with respect to the high and low sales prices for our common stock for each fiscal quarter of 2009 and the third and fourth fiscal quarters of 2008 are contained in Note 18 to our consolidated financial statements on page 83.

As of February 28, 2010, there were 4,113 holders of record of JBT Corporation’s common stock.

Dividends

Since becoming a standalone public company in the third quarter of 2008, we have paid a quarterly cash dividend of $0.07 per common share. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are subject to Board of Directors approval and depend on future earnings, financial condition, capital requirements, financial covenants, industry practice and other factors our Board deems relevant.

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

	7/31/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
John Bean Technologies Corporation	$100	$87	$57	$73	$88	$128	$121
S&P Smallcap 600	$100	$97	$73	$60	$73	$87	$91
Russell 2000	$100	$95	$70	$60	$72	$86	$90

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

The following table presents selected financial and other data about us for the most recent five fiscal years. The data have been derived from our consolidated and combined financial statements using the historical results of operations and bases of the assets and liabilities of our businesses and give effect to allocations of expenses from FMC Technologies, our former parent. For periods prior to the Separation, the historical combined statement of income data set forth below do not reflect changes that occurred in the operations and funding of our company as a result of our spin-off from FMC Technologies. The historical consolidated balance sheet data set forth below reflects the assets and liabilities that existed as of the dates and the periods presented.

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for each of the three years in the period ended December 31, 2009 and the balance sheet data as of December 31, 2009 and 2008 are derived from our audited financial statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2007 and 2006 and the income statement and cash flow data for the years ended December 31, 2006 and 2005 were derived from audited financial statements that are not presented in this report. The balance sheet data as of December 31, 2005 were derived from unaudited financial statements.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
(In millions, except per share data)
Income Statement Data:
Revenue:
JBT FoodTech	$515.8	$584.0	$594.1	$496.2	$497.4
JBT AeroTech	320.7	446.9	386.0	348.7	326.7
Other revenue and intercompany eliminations	5.1	(2.8)	(2.1)	(0.6)	(0.8)

Total revenue	$841.6	$1,028.1	$978.0	$844.3	$823.3

Costs and expenses:
Cost of sales	$621.2	$776.3	$740.8	$631.1	$624.8
Selling, general and administrative expense	147.8	152.9	153.8	146.7	138.9
Research and development expense	17.1	22.0	18.7	16.2	18.0

Total costs and expenses	786.1	951.2	913.3	794.0	781.7
Other income (expense), net	2.2	(6.6)	(3.6)	0.1	0.7
Net interest (expense) income	(8.8)	(3.8)	0.5	0.4	0.1

Income from continuing operations before income taxes	48.9	66.5	61.6	50.8	42.4
Provision for income taxes	16.1	22.4	21.5	16.0	16.0

Income from continuing operations	32.8	44.1	40.1	34.8	26.4
(Loss) income from discontinued operations, net of income taxes	—	0.1	(3.7)	(0.2)	(1.9)

Net income	$32.8	$44.2	$36.4	$34.6	$24.5

Common Stock Data:
Diluted Earnings Per Share (1):
Income from continuing operations	$1.15	$1.59	$1.45	$1.26	$0.96
Net income	$1.15	$1.59	$1.32	$1.26	$0.89
Diluted weighted average shares outstanding	28.6	27.8	27.5	27.5	27.5

Common Stock Price Range:
High	$19.00	$14.50	$—	$—	$—
Low	$8.67	$5.86	$—	$—	$—
Cash dividends declared per common share	$0.28	$0.07	$—	$—	$—

Balance Sheet Data (at period end):
Total assets	$533.1	$591.3	$573.9	$516.6	$493.5
Long-term debt, less current portion	131.8	185.0	—	—	0.2

	Years Ended December 31,
	2009	2008	2007	2006	2005
(In millions)
Other Financial Information:
Capital expenditures	$19.8	$22.9	$23.0	$22.7	$21.6
Cash flows provided by continuing operating activities	$54.1	$81.8	$39.0	$96.3	$54.0
Order backlog (unaudited)	$211.2	$285.5	$398.4	$322.1	$227.8

(1)	For all periods prior to July 31, 2008, the date of our spin-off from FMC Technologies, the number of diluted shares being used is the number of shares outstanding on July 31, 2008, as our common stock was not traded prior to July 31, 2008 and there were no dilutive securities in the prior periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a global technology solutions provider for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have established a large installed base of food processing equipment as well as airport equipment and have built a strong global presence with manufacturing, sourcing, sales and service organizations located on six continents to support equipment that has been delivered to more than 100 countries.

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market position and improves our results. We serve customers from around the world. During 2009, more than half of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

The food processing and air transportation industries in which we operate are susceptible to significant changes in the strength of the global or regional economies. This impacts the economic health of companies who make capital commitments for our products and services. We focus on economic and industry-specific drivers and key risk factors affecting each of our businesses as we formulate our strategic plans and make decisions related to allocating capital and human resources. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment. Our operations have historically achieved positive results. However, due to the continued challenging economic environment we have seen a decrease in demand for some of our products, such as our JBT AeroTech’s ground support equipment. Continued weak demand for these products in future periods may result in impairment of goodwill and/or long-lived assets. As of December 31, 2009, we believe that goodwill and long-lived assets are not impaired, although we continue to monitor the results of our business units, especially Ground Support Equipment.

As part of our core mission of being a leading supplier of customized solutions to the food processing and air transportation industries, we address these business related risks through our focus on four critical strategies of extending our technology leadership; leveraging our installed base; capturing international growth opportunities; and growing through acquisitions.

As we evaluate our operating results, we consider performance indicators like segment revenue and operating profit in addition to the level of inbound orders and order backlog.

Separation from FMC Technologies

Prior to July 31, 2008, we were a wholly-owned subsidiary of FMC Technologies. On July 31, 2008, FMC Technologies was separated into two independent publicly-traded companies through the distribution of 100% of its ownership of JBT Corporation, containing the FoodTech and Airport Systems businesses, to its shareholders (the “Separation”).

Our capital structure and financial condition significantly changed at the date of the Separation. The financial statements prior to the Separation do not reflect the debt or interest expense JBT Corporation might have incurred if we were a stand-alone company.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

	Year Ended December 31,			Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
($ in millions)
Revenue:
Product revenue	$720.3	$900.8	$864.6	$(180.5)	$36.2
Service revenue	121.3	127.3	113.4	(6.0)	13.9

Total revenue	841.6	1,028.1	978.0	(186.5)	50.1
Costs and expenses:
Cost of products	534.0	683.9	657.4	(149.9)	26.5
Cost of services	87.2	92.4	83.4	(5.2)	9.0
Selling, general and administrative expense	147.8	152.9	153.8	(5.1)	(0.9)
Research and development expense	17.1	22.0	18.7	(4.9)	3.3

Total costs and expenses	786.1	951.2	913.3	(165.1)	37.9
Other income (expense), net	2.2	(6.6)	(3.6)	8.8	(3.0)
Net interest (expense) income	(8.8)	(3.8)	0.5	(5.0)	(4.3)

Income from continuing operations before income taxes	48.9	66.5	61.6	(17.6)	4.9
Provision for income taxes	16.1	22.4	21.5	(6.3)	0.9

Income from continuing operations	32.8	44.1	40.1	(11.3)	4.0
Income (loss) from discontinued operations, net of income taxes	—	0.1	(3.7)	(0.1)	3.8

Net income	$32.8	$44.2	$36.4	$(11.4)	$7.8

2009 Compared with 2008

Our total revenue decreased $186.5 million (approximately 18%) in the twelve months ended December 31, 2009 compared to 2008. Both of our segments were affected by the continued challenging industry and economic conditions. JBT AeroTech revenue decreased by $126.2 million, primarily due to a decline in sales volume of our ground support equipment. Excluding the unfavorable impact of foreign currency translation of $18.2 million, JBT FoodTech revenue decreased by $50.0 million, primarily due to a decline in sales volume of our freezing and chilling products and protein processing products in Europe and Latin America. Additionally, gains on foreign currency transactions primarily related to derivative instruments resulted in $8.0 million of higher revenue.

Cost of sales was $155.1 million lower in the twelve months ended December 31, 2009 compared to 2008, while gross profit (revenue less cost of sales) decreased by $31.4 million in the same period. The decrease in gross profit was driven by lower sales volume, resulting in $42.1 million of lower gross profit, and unfavorable impact of foreign currency translation, resulting in $10.4 million of lower gross profit. However, the decrease in gross profit was partially offset by improved profit margins due to a higher proportion of revenue from aftermarket parts and services along with product margin improvement in some of JBT AeroTech’s products, resulting in $13.0 million of incremental gross profit, despite $3.9 million of costs we incurred in 2009 related to our cost reduction programs. Additionally, gains on foreign currency transactions primarily related to derivative instruments resulted in $8.1 million of incremental gross profit.

Selling, general and administrative and research and development expenses were $10.0 million lower in the twelve months ended December 31, 2009 compared to 2008. The reduction was driven by lower selling costs due to a decrease in sales volume and a reduction in staffing levels in our operations as a result of cost reduction programs.

Other income, net was $2.2 million in the twelve months ended December 31, 2009 compared to other expense, net of $6.6 million in 2008. Other income, net in 2009 was comprised of $1.7 million of gains on investments in our non-qualified deferred compensation plan and $0.5 million of foreign currency gains. Other expense, net in 2008 was comprised primarily of $3.2 million of losses on investments in our non-qualified deferred compensation plan and $3.3 million of losses on foreign currency transactions mostly allocated to us from our former parent.

Net interest expense of $8.8 million represents an increase of $5.0 million in the twelve months ended December 31, 2009 compared to 2008. The expense in 2009 reflects the interest expense on the senior unsecured notes we issued and the credit facility we entered into in July 2008 in connection with the Separation. The expense in 2008 reflects interest expense on the senior unsecured notes and the credit facility for only the period after the Separation, as we did not have significant amounts of debt outstanding prior to the Separation.

Income tax expense for the year ended December 31, 2009 resulted in an effective income tax rate of 32.9%, compared to an effective rate of 33.7% for 2008. The decrease in the effective tax rate was driven by a reversal of $1.1 million valuation allowance on deferred tax assets related to one of our foreign operations.

2008 Compared with 2007

Our total revenue increased $50.1 million (approximately 5%) in the twelve months ended December 31, 2008 compared to 2007. Higher levels of air traffic in 2007 drove high demand for JBT AeroTech equipment resulting in a strong backlog at the end of 2007. Increased sales of gate equipment to airlines and airport authorities and ground support equipment to airfreight and ground handling companies contributed approximately $44.9 million in incremental product revenue. However, the downturn in the economic environment had a negative impact on sales of our food processing equipment, resulting in a decrease in revenue of $24.9 million. Lower sales of food processing equipment were primarily due to lower demand for freezing and protein processing equipment from meat, dairy and other ready-to-eat meal processors, particularly in North America. Our service revenue increased by $13.9 million in the twelve months ended December 31, 2008 compared to 2007. We executed new contracts with major U.S. airport authorities and expanded services and the amount of aftermarket products and parts we provide to our large base of freezing and protein processing customers. Favorable changes in foreign currency exchange rates contributed approximately $15.5 million in increased revenue.

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

Other income (expense), net, reflects primarily gains and losses related to foreign currency transactions and gains and losses on investments in our non-qualified deferred compensation plan. In the twelve months ended December 31, 2008, we had a loss of $3.2 million on the investments. The remaining increase in other expense, net in 2008 compared to 2007 was driven primarily by the strengthening of the U.S. dollar.

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

Changes in Retirement Benefits

In September 2009, we amended the retirement benefits offered to our employees in an attempt to reduce the future financial risk of our defined benefit pension plans and provide a competitive and sustainable retirement program that allows us to successfully attract and retain a skilled workforce. Effective January 1, 2010, we discontinued future benefit accruals for active non-union participants in our domestic defined benefit pension plans as of December 31, 2009 and froze future participation in our domestic defined benefit pension plans by non-union employees. Additionally, effective January 1, 2010, we enhanced our defined contribution savings plans by adding a 3% company non-elective contribution with immediate vesting to all eligible non-union employees in addition to the current company match (of up to 5%) that vests over time.

As a result of the amendments to our domestic defined benefit pension plans, we recognized a curtailment gain of $0.8 million to recognize all previously unrecognized prior service benefits. Additionally, as a result of discontinuing future benefit accruals for active non-union employees, our projected benefit obligation was reduced by $25.6 million.

Outlook

We anticipate improved market conditions for many of our product lines in 2010. However, smaller projects and longer project lead-times have limited our visibility into 2010.

We expect the cost of our retirement benefits to decrease by $6.2 million in 2010, primarily as a result of the changes we made in our retirement benefits. Our full year effective tax rate for 2010 is expected to be approximately 33% to 35%.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
($ in millions)
Revenue
JBT FoodTech	$515.8	$584.0	$594.1	$(68.2)	$(10.1)
JBT AeroTech	320.7	446.9	386.0	(126.2)	60.9
Other revenue and intercompany eliminations	5.1	(2.8)	(2.1)	7.9	(0.7)

Total revenue	$841.6	$1,028.1	$978.0	$(186.5)	$50.1

Income before income taxes
Segment operating profit:
JBT FoodTech	$50.7	$60.2	$55.0	$(9.5)	$5.2
JBT AeroTech	25.0	38.5	32.4	(13.5)	6.1

Total segment operating profit	75.7	98.7	87.4	(23.0)	11.3
Corporate items:
Corporate expense	(15.4)	(15.0)	(11.3)	(0.4)	(3.7)
Other expense, net	(2.6)	(13.4)	(15.0)	10.8	1.6
Net interest (expense) income	(8.8)	(3.8)	0.5	(5.0)	(4.3)

Total corporate items	(26.8)	(32.2)	(25.8)	5.4	(6.4)

Income from continuing operations before income taxes	48.9	66.5	61.6	(17.6)	4.9
Provision for income taxes	16.1	22.4	21.5	(6.3)	0.9

Income from continuing operations	32.8	44.1	40.1	(11.3)	4.0
(Loss) income from discontinued operations, net of income taxes	—	0.1	(3.7)	(0.1)	3.8

Net income	$32.8	$44.2	$36.4	$(11.4)	$7.8

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

2009 Compared with 2008

JBT FoodTech’s revenue of $515.8 million represented a decrease of $68.2 million in the twelve months ended December 31, 2009 compared to 2008. Continued challenging economic conditions in Europe and Latin America affected sales of our JBT FoodTech products. Sales of our freezing and chilling products and protein processing products declined in Europe by $29.5 million and in Latin America by $31.0 million. However, sales of our freezing and chilling products and protein processing products in Asia increased by $7.8 million. Sales of our freezing and chilling products and protein processing products in North America increased by $8.0 million in the ready meals market and by $5.6 million in the poultry market driven by shipments of large orders in 2009, however these increases were offset by lower sales in the meat and other markets. Sales of our in-container and fruit processing product lines improved slightly compared to the prior year period due to completion of large projects. Unfavorable impact of foreign currency translation resulted in $18.2 million of lower revenue. The remaining difference was primarily due to favorable impact of foreign currency transactions.

JBT FoodTech’s operating profit of $50.7 million represented a decrease of $9.5 million in the twelve months ended December 31, 2009 compared to 2008. Lower sales volume resulted in $15.6 million of lower profits. However, profit margins improved due to a higher proportion of revenue from aftermarket parts and services resulting in $1.9 million of incremental profits, despite $1.5 million of restructuring charges. Research and development costs decreased by $2.8 million while general and administrative costs decreased by $1.9 million primarily due to a cost reduction program we implemented in the first quarter of 2009. Selling costs decreased by $0.9 million primarily due to lower sales volume. The remaining difference was primarily due to an unfavorable impact of foreign currency translation.

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

JBT AeroTech

2009 Compared with 2008

JBT AeroTech’s revenue of $320.7 million represented a decrease of $126.2 million in the twelve months ended December 31, 2009 compared to 2008. Continued weak demand for our ground support equipment due to the global recession, combined with very strong results in 2008 driven by conversion of 2007 year-end order backlog, resulted in a decrease in revenue of $105.1 million. Lower sales of our gate equipment products resulted in a decrease in revenue of $24.5 million primarily driven by fewer shipments of pre-conditioned air units to the U.S. military. Higher sales of our Halvorsen loaders resulted in an increase in revenue of $4.7 million, but were mostly offset by an unfavorable impact of foreign currency translation.

JBT AeroTech’s operating profit of $25.0 million represented a decrease of $13.5 million in the twelve months ended December 31, 2009 compared to 2008. Lower sales volume resulted in a decrease in profits of $24.7 million. However, profit margins improved by 1.8 percentage points due to a more favorable product mix resulting in $5.6 million of incremental gross profit, despite $2.1 million in restructuring charges. Selling costs decreased by $2.7 million primarily due to lower sales volume. Research and development costs decreased by $1.5 million while general and administrative costs decreased by $1.2 million primarily due to a cost reduction program we implemented in the first quarter of 2009.

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

Corporate Items

2009 Compared with 2008

Corporate items of $26.8 million represented a decrease of $5.4 million in the twelve months ended December 31, 2009 compared to 2008. The decrease is driven by the impact of foreign currency transactions. In the third quarter of 2008, we elected to discontinue designating our new foreign currency derivative instruments as hedging instruments. Therefore, during 2009 all changes in fair value of derivative instruments not designated as hedging instruments were recognized in earnings. Foreign currency transactions resulted in $6.3 million of gains in 2009 compared to $5.8 million of losses in 2008. The gains in 2009 were driven by the weakening of the U.S. dollar primarily against the Brazilian real. The impact of foreign currency transactions was partially offset by a $5.0 million increase in interest expense. The interest expense in 2009 reflects the interest expense on the senior unsecured notes we issued and the credit facility we entered into in July 2008 in connection with the Separation. The expense in 2008 reflects interest expense on the senior unsecured notes and the credit facility for only the period after the Separation, as we did not have significant amounts of debt outstanding prior to the Separation.

2008 Compared with 2007

Corporate items of $32.2 million represented an increase of $6.4 million the twelve months ended December 31, 2008 compared to 2007. The increase was primarily driven by $3.8 million of interest expense in 2008 compared to $0.5 million of interest income in 2007. The expense in 2008 reflects five months of interest expense on debt incurred as a result of the Separation. The increase in corporate items was also due to an increase of $3.7 million in corporate expense, reflecting higher stand-alone corporate costs since the Separation and onetime costs in establishing the Corporate office.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Year Ended December 31,
	2009	2008
(In millions)
JBT FoodTech	$463.5	$568.6
JBT AeroTech	297.9	357.8
Other and intercompany eliminations	5.9	(6.1)

Total inbound orders	$767.3	$920.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
	December 31,
	2009	2008
(In millions)
JBT FoodTech	$96.7	$149.0
JBT AeroTech	114.7	137.5
Intercompany eliminations	(0.2)	(1.0)

Total order backlog	$211.2	$285.5

Order backlog in our JBT FoodTech segment at December 31, 2009 decreased by $52.3 million since year-end 2008, due to completion of major poultry orders during the period and fewer orders for our freezing and chilling products and protein processing products. We expect to convert the entire JBT FoodTech backlog at December 31, 2009 into revenue during 2010.

Order backlog in our JBT AeroTech segment at December 31, 2009 decreased by $22.8 million since year-end 2008. The decrease is driven by fewer orders of our ground support equipment due to economic conditions facing airline and airfreight industries and fewer orders of our automated systems products due to economic conditions facing the automotive industry. We expect to convert approximately 74 percent of the JBT AeroTech backlog at December 31, 2009 into revenue during 2010.

During 2009, we corrected an immaterial error in the calculation of our order backlog, which resulted in a reduction of $9.8 million in order backlog reported as of December 31, 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities and our credit facility. We believe cash flows from operations and the credit facility will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors.

Cash flows for each of the years in the three-year period ended on December 31, 2009 were as follows:

	Year ended December 31,
	2009	2008	2007
(In millions)
Cash provided by continuing operating activities	$54.1	$81.8	$39.0
Cash required by continuing investing activities	(24.8)	(25.3)	(19.9)
Cash required by financing activities	(60.2)	(22.1)	(23.2)
Cash provided by discontinued operations	—	0.7	2.5
Effect of foreign exchange rate changes on cash and cash equivalents	1.7	(1.0)	0.8

(Decrease) increase in cash and cash equivalents	$(29.2)	$34.1	$(0.8)

Cash flows provided by continuing operating activities in 2009 were $54.1 million, representing a $27.7 million decrease compared to 2008. The decrease in cash provided by continuing operating activities was driven by an $11.3 million decrease in income from continuing operations and higher pension plan contributions. During 2009, we contributed $15.5 million to our domestic pension plans compared to $0.1 million during 2008. Cash flows from continuing operating activities in 2008 were $42.8 million higher than in 2007 primarily due to better utilization of working capital.

Majority of our investing activities support the maintenance and upgrading of our installed base of leased equipment. Our annual capital spending typically ranges from $20.0 million to $25.0 million.

Our financing activities in 2009 consisted primarily of payments to reduce our debt by $53.4 million. Our financing activities in 2008 consisted primarily of $184.4 million of proceeds from issuance of debt to fund a distribution payment to our former parent in connection with the Separation.

Financing Arrangements

We have a $225 million revolving credit facility with a consortium of financial institutions at December 31, 2009. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. The credit facility expires on July 31, 2013. As of December 31, 2009, we had $56.8 million drawn on the credit facility, approximately $30 million in letters of credit issued under the credit facility and approximately $138 million of additional available funds.

We have an interest rate swap which fixes the annual interest rate on a portion of our borrowings under the credit facility at 3.675% plus a margin dependent on our leverage ratio. For the period from July 31, 2008 to January 29, 2010, the interest rate swap fixes the interest rate on $50 million of our borrowings and for the period from January 30, 2010 to January 31, 2011, the interest rate swap fixes the interest on $25 million of our borrowings.

Additionally, we have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At December 31, 2009, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of December 31, 2009
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	9.58
Leverage ratio (2)	Not greater than 3.0	1.66
Capital expenditures (3)	Not greater than $33 million	$19.8 million
Dividends paid	Not greater than $20 million	$7.7 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	9.58
Leverage ratio (2)	Not greater than 3.25	1.66

(1)	Interest coverage ratio is a comparison of the trailing twelve months Consolidated EBITDA, defined as net income plus interest expense plus income tax expense plus depreciation and amortization plus non-cash expenses and extraordinary, unusual and non-recurring items, to trailing twelve months interest expense.
(2)	Leverage ratio is a comparison of the total indebtedness, defined as total debt plus guarantees of indebtedness of others plus obligations under financial letters of credit issued against the credit facility, to the trailing twelve month Consolidated EBITDA, as defined above.
(3)	Capital expenditures are limited to $30 million plus 50 percent of unutilized amount from prior year.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facility. On February 24, 2010, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock, or approximately $2.0 million. The dividend will be paid on March 26, 2010 to stockholders of record at the close of business on March 5, 2010. We estimate that we will contribute approximately $12 million in 2010 to our pension and other postretirement benefit plans, primarily reflecting discretionary contributions to our U.S. qualified pension plan.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit agreements.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2009:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Contractual Obligations
Long-term debt (a)	$132.2	$0.4	$—	$56.8	$75.0
Operating leases	16.7	4.3	7.2	3.8	1.4
Unconditional purchase obligations (b)	21.4	19.7	1.7	—	—
Pension and other postretirement benefits (c)	12.0	12.0	—	—	—

Total contractual obligations	$182.3	$36.4	$8.9	$60.6	$76.4

(a)	Our available long-term debt is dependent upon our compliance with covenants described in the previous section. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements.
(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our combined statements of income.
(c)	We expect to make approximately $12.0 million in contributions to our pension and other postretirement benefit plans during 2010. This amount primarily reflects discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

The following is a summary of other off-balance sheet arrangements at December 31, 2009:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Other Off-Balance Sheet Arrangements
Letters of credit and bank guarantees	$43.6	$37.3	$5.5	$—	$0.8
Surety bonds	80.2	52.1	28.1	—	—

Total other off-balance sheet arrangements	$123.8	$89.4	$33.6	$—	$0.8

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

In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have not demonstrated usage within the most recent two-year period. This list is then reviewed with sales, production and materials management personnel to determine whether this list of potential excess or obsolete inventory items is accurate. Management considers as part of this evaluation whether there has been a change in the market for finished goods, whether there will be future demand for on-hand inventory items and whether there are components of inventory that incorporate obsolete technology. Then management assigns a reserve requirement, which is determined based on its assessment of cost recoverability, to the items on the candidate listing. As a result, our estimate of excess or obsolete inventory is sensitive to changes in assumptions about future demand for the inventory. Since the determination of the reserve requirement is based on management judgment rather than a formulaic approach, we are unable to quantify with a high level of precision the effect that a change in demand assumptions would have on management’s assessment of the excess and obsolete inventory reserve, although lower demand assumptions would generally result in an increase in excess and obsolete inventory.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Significant judgment is applied when determining the fair value of a reporting unit. We use an income approach to determine the fair value. The income approach is based on discounted cash flows which are derived from internal forecasts for each respective reporting unit. Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our performance, our backlog, planned timing of new product launches, and customer sales commitments. We also apply judgment when selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. In 2009 we did not recognize any goodwill impairments as the fair values of our reporting units with goodwill exceeded their respective carrying amounts. However, due to the continued challenging economic environment impacting the demand for JBT AeroTech’s ground support equipment, we believe our Ground Support Equipment reporting unit (“GSE”) is the most sensitive to changes in inherent assumptions and estimates used in determining fair value. As of December 31, 2009, GSE contained $5.3 million of goodwill. In the test performed as of October 31, 2009, the fair value of GSE was estimated based on a cash flow model using management’s business plans and projections as the basis for expected future cash flows for the next five years and a 1.5% residual growth rate thereafter. Our projections assume a moderate recovery in the airline and airfreight industry in the next two years and a substantial recovery in 2012. However, lowering revenue projections due to a slower industry recovery or a permanent decrease in capital expenditures by our customers would significantly impact GSE’s valuation. For example, lowering revenue projection for 2010 by more than 16%, which would result in a downward shift of all future revenue projections, would result in a potential impairment. Alternatively, assuming the airline and airfreight industry continues a steady moderate recovery in 2012 without a significant recovery in future years would also result in a potential impairment. The fair value of GSE exceeded the net asset carrying value by more than 35% as of October 31, 2009.

There are inherent assumptions and estimates used in developing future cash flows requiring management’s judgment in applying these assumptions and estimates to the analysis of goodwill impairment including projecting revenues and profits, interest rates, the cost of capital, tax rates, the corporation’s stock price, and the allocation of shared or corporate items. Many of the factors used in assessing fair value are outside the control of management and it is reasonably likely that assumptions and estimates can change in future periods. These changes can result in future impairments.

Self-Insurance Reserves

We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain level. We are responsible for the payment of claims under these insured limits as well as claims under our self-insured healthcare plans. The obligations associated with the incurred losses are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for medical costs, environmental hazards, and legal actions, as well as changes in actual experience could cause these estimates to change which could potentially be material to our results of operation and financial condition.

Accounting for Income Taxes

In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

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

As of December 31, 2009, we estimated that it is not likely that we will realize income tax deductions for certain uncollectible receivables and, therefore, we have provided a valuation allowance against the related deferred tax assets. We have estimated that it is likely that we will generate future taxable income in the U.S. and most foreign jurisdictions, and have therefore not provided a valuation allowance against most of our deferred tax assets.

Retirement Benefits

We provide most of our employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these retirement benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty attached to the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time.

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

Pension expense was $8.3 million, $6.4 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Pension expense reported in the periods prior to the Separation includes an allocation of expense from FMC Technologies.

The discount rate used affects the periodic recognition of the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality corporate bonds at December 31 of each year and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds, and the timing of expected benefit payments may result in volatility in pension expense and pension liabilities.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, a 50 basis point reduction in the discount rate would increase the annual pension expense by approximately $1.4 million before taxes, while a 50 basis point increase in the discount rate would decrease the annual pension expense by approximately $1.4 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. Our estimated long-term rate of asset return at December 31, 2009 was approximately 8.6%. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining life of participants, so there is a lag time between the market’s performance and its impact on plan results.

Our pension expense is sensitive to changes in our estimate of expected rate of return on plan assets. Holding other assumptions constant, an increase or decrease of 50 basis points in the expected rate of return on plan assets would increase or decrease annual pension expense by approximately $1.1 million before taxes.

Recently Issued Accounting Standards Not Yet Adopted

In October 2009, the Financial Accounting Standards Board issued the accounting standard update, Revenue Recognition—Multiple-Element Arrangements. The objective of the update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The update is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. Additionally, early adoption is permitted. We are currently evaluating the potential impact of this update on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2009 and 2008, our derivative holdings consisted of foreign currency forward contracts, foreign currency instruments embedded in purchase and sale contracts and an interest rate swap agreement.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

During 2009, our foreign subsidiaries generated approximately 39% of our revenue, driven by our operations in Sweden which generated approximately 11% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We economically hedge our net recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by fluctuations in foreign currency exchange rates. We expect any gains or losses in the hedging portfolio to be substantially offset by a corresponding gain or loss in the underlying exposure being hedged. We also economically hedge firmly committed anticipated transactions in the normal course of business. As these are not offset by an underlying balance sheet position being hedged, our earnings can be significantly impacted on a periodic basis by the change in unrealized value of these hedges.

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments for which we do not apply hedge accounting by approximately $9.4 million as of December 31, 2009. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying assets and liabilities.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $56 million in variable rate debt outstanding at December 31, 2009. We have entered into a floating-to-fixed interest rate swap related to a portion of the variable rate debt. The swap provides for payment at an average fixed interest rate of 3.675% plus a margin dependent on our leverage ratio until its maturity on January 31, 2011. For the period from July 31, 2008 to January 29, 2010, the notional amount of the swap is $50 million. For the period from January 30, 2010 to January 31, 2011, the notional amount of the swap is $25 million.

We use a sensitivity analysis to measure the impact on fair value of the interest rate swap of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an increase of $0.1 million in the net fair value of our interest rate swap at December 31, 2009. We account for the interest rate swap using hedge accounting where the fair value of the swap is recorded in other accumulated income and is amortized into income as variable interest expense is recorded.

At December 31, 2009 we had $6 million of unhedged variable rate debt. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 32.5 basis points, would result in an immaterial increase to the annual interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

John Bean Technologies Corporation:

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of John Bean Technologies Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 4, 2010

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2009	2008	2007
Revenue:
Product revenue	$720.3	$900.8	$864.6
Service revenue	121.3	127.3	113.4

Total revenue	841.6	1,028.1	978.0
Costs and expenses:
Cost of products	534.0	683.9	657.4
Cost of services	87.2	92.4	83.4
Selling, general and administrative expense	147.8	152.9	153.8
Research and development expense	17.1	22.0	18.7

Total costs and expenses	786.1	951.2	913.3
Other income (expense), net	2.2	(6.6)	(3.6)
Net interest (expense) income	(8.8)	(3.8)	0.5

Income from continuing operations before income taxes	48.9	66.5	61.6
Provision for income taxes	16.1	22.4	21.5

Income from continuing operations	32.8	44.1	40.1
Discontinued operations
Income (loss) from discontinued operations, net of income taxes	—	0.2	(6.8)
(Loss) gain on disposition of discontinued operations, net of income taxes	—	(0.1)	3.1

Income (loss) from discontinued operations, net of income taxes	—	0.1	(3.7)

Net income	$32.8	$44.2	$36.4

Basic earnings per share:
Income from continuing operations	$1.19	$1.60	$1.45
Income (loss) from discontinued operations	—	0.01	(0.13)

Net income	$1.19	$1.61	$1.32

Diluted earnings per share:
Income from continuing operations	$1.15	$1.59	$1.45
Loss from discontinued operations	—	—	(0.13)

Net income	$1.15	$1.59	$1.32

Weighted average shares outstanding:
Basic	27.6	27.5	27.5
Diluted	28.6	27.8	27.5

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$14.4	$43.6
Trade receivables, net of allowances of $5.1 and $5.0, respectively	149.3	159.0
Inventories	107.0	123.0
Prepaid expenses	4.5	4.3
Deferred income taxes	6.6	6.7
Other current assets	21.6	20.4

Total current assets	303.4	357.0
Investments	10.9	7.9
Property, plant and equipment, net of accumulated depreciation of $218.1 and $197.0, respectively	126.5	119.7
Goodwill	28.2	26.7
Intangible assets, net	20.8	18.6
Deferred income taxes	30.4	51.0
Other assets	12.9	10.4

Total Assets	$533.1	$591.3

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable, trade and other	$65.9	$67.2
Advance and progress payments	69.5	92.9
Accrued payroll	31.3	32.0
Income taxes payable	4.3	6.1
Deferred income taxes	6.6	1.7
Other current liabilities	56.0	64.5

Total current liabilities	233.6	264.4
Long-term debt, less current portion	131.8	185.0
Accrued pension and other postretirement benefits, less current portion	77.1	118.3
Deferred income taxes	2.3	6.0
Other liabilities	26.5	26.4
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2009: 27,663,335 issued and 27,611,193 outstanding; 2008: 27,594,664 issued and 27,539,510 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2009: 52,142 shares; 2008: 55,154 shares	(0.7)	(0.8)
Additional paid-in capital	53.5	41.9
Retained earnings	44.7	20.2
Accumulated other comprehensive loss	(36.0)	(70.4)

Total Stockholders’ Equity (Deficit)	61.8	(8.8)

Total Liabilities and Stockholders’ Equity	$533.1	$591.3

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$32.8	$44.2	$36.4
Loss (income) from discontinued operations, net of income taxes	—	(0.1)	3.7

Income from continuing operations	32.8	44.1	40.1
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation	19.1	20.5	19.8
Amortization	3.5	5.0	5.3
Stock-based compensation	7.9	8.4	8.6
Pension and other postretirement benefits expense	7.9	5.9	7.7
(Gain) loss on disposal of assets	(0.1)	0.1	0.1
Other	3.9	10.6	7.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	13.7	4.2	(17.3)
Inventories	22.8	17.0	(32.0)
Accounts payable, trade and other	(3.4)	(32.0)	13.6
Advance payments and progress billings	(26.5)	(0.4)	(8.4)
Accrued pension and other postretirement benefits, net	(17.6)	(4.4)	(6.1)
Other assets and liabilities, net	(9.9)	2.8	0.2

Cash provided by continuing operating activities	54.1	81.8	39.0
Net cash required by discontinued operating activities	—	—	(5.3)

Cash provided by operating activities	54.1	81.8	33.7

Cash Flows From Investing Activities:
Acquisitions	(6.7)	(4.5)	—
Capital expenditures	(19.8)	(22.9)	(23.0)
Proceeds from disposal of assets	1.7	2.1	3.1

Cash required by continuing investing activities	(24.8)	(25.3)	(19.9)
Cash provided by discontinued investing activities	—	0.7	7.8

Cash required by investing activities	(24.8)	(24.6)	(12.1)

Cash Flows From Financing Activities:
Net (payments on) proceeds from credit facilities	(53.3)	109.4	0.9
Issuance of long-term debt, net of payments	—	75.0	—
Distributions to former parent, net	—	(203.9)	(24.1)
Purchase of stock held in treasury	—	(0.7)	—
Dividends paid	(7.7)	(1.9)	—
Other	0.8	—	—

Cash required by financing activities	(60.2)	(22.1)	(23.2)

Effect of foreign exchange rate changes on cash and cash equivalents	1.7	(1.0)	0.8

(Decrease) increase in cash and cash equivalents	(29.2)	34.1	(0.8)
Cash and cash equivalents, beginning of period	43.6	9.5	10.3

Cash and cash equivalents, end of period	$14.4	$43.6	$9.5

Supplemental Cash Flow Information:
Interest paid	$8.6	$1.6	$0.1
Income taxes paid	8.5	13.4	10.2

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock Issued		Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income for the Year Ended
	Shares	Amount
December 31, 2006	—	$—	$—	$—	$—	$197.6	$(7.6)	$190.0
Net income	—	—	—	—	—	36.4	—	36.4	$36.4
Foreign currency translation adjustments	—	—	—	—	—	—	5.5	5.5	5.5
Derivatives designated as hedges, net of income taxes of $0.4	—	—	—	—	—	—	(0.9)	(0.9)	(0.9)
Pension and other postretirement liability adjustments, net of income taxes of $0.4	—	—	—	—	—	—	(1.1)	(1.1)	(1.1)
Net transfers to parent	—	—	—	—	—	(15.7)	—	(15.7)

December 31, 2007	—	$—	$—	$—	$—	$218.3	$(4.1)	$214.2	$39.9

Net income	—	—	—	—	22.1	22.1	—	44.2	44.2
Assumption of pension and other postretirement benefit losses, net of income taxes of $15.8	—	—	—	—	—	—	(24.7)	(24.7)
Net distributions to former parent	—	—	—	—	—	(206.6)	—	(206.6)
Issuance of commonstock	27.6	0.3	—	38.6	—	(38.9)	—	—
Purchase of treasury stock	(0.1)	—	(0.8)	—	—	—	—	(0.8)
Common stock cash dividends	—	—	—	—	(1.9)	—	—	(1.9)
Foreign currency translation adjustments	—	—	—	—	—	—	(2.2)	(2.2)	(2.2)
Derivatives designated as hedges, net of income taxes of $1.1	—	—	—	—	—	—	(1.8)	(1.8)	(1.8)
Pension and other postretirement liability adjustments, net of income taxes of $23.6	—	—	—	—	—	—	(37.6)	(37.6)	(37.6)
Stock-based compensation expense	—	—	—	3.3	—	5.1	—	8.4

December 31, 2008	27.5	$0.3	$(0.8)	$41.9	$20.2	$—	$(70.4)	$(8.8)	$2.6

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY—(Continued)

(In millions)	Common Stock Issued		Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income for the Year Ended
	Shares	Amount
December 31, 2008	27.5	$0.3	$(0.8)	$41.9	$20.2	$—	$(70.4)	$(8.8)

Net income	—	—	—	—	32.8	—	—	32.8	$32.8
Issuance of common stock	0.1	—	—	0.2	—	—	—	0.2
Excess tax benefits on stock-based payment arrangements	—	—	—	0.9	—	—	—	0.9
Dividends on stock-based payment arrangements	—	—	—	—	(0.6)	—	—	(0.6)
Net sales of common stock for employee benefit trust, at cost	—	—	0.1	0.1	—	—	—	0.2
Common stock cash dividends	—	—	—	—	(7.7)	—	—	(7.7)
Foreign currency translation adjustments	—	—	—	—	—	—	12.3	12.3	12.3
Derivatives designated as hedges, net of income taxes of $0.9	—	—	—	—	—	—	1.5	1.5	1.5
Pension and other postretirement liability adjustments, net of income taxes of $13.2	—	—	—	—	—	—	20.6	20.6	20.6
Stock-based compensation expense	—	—	—	7.9	—	—	—	7.9
Adjustments related to the Separation from former parent	—	—	—	2.5	—	—	—	2.5

December 31, 2009	27.6	$0.3	$(0.7)	$53.5	$44.7	$—	$(36.0)	$61.8	$67.2

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business— John Bean Technologies Corporation (“JBT Corporation,” the “Company” or “we”) designs, manufactures and services sophisticated machinery and systems for, and provides services to, customers in the food processing and air transportation industries. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers. We report our results through two business segments—JBT FoodTech and JBT AeroTech.

The Separation—In October 2007, FMC Technologies, Inc. (“FMC Technologies”) announced an intention to separate into two independent publicly-traded companies through the distribution of 100% of its FoodTech and Airport Systems businesses to the shareholders of FMC Technologies (the “Separation”).

In preparation for the Separation, FMC Technologies contributed all of the assets and liabilities of the FoodTech and Airport Systems businesses to JBT Corporation, a wholly-owned subsidiary of FMC Technologies. FMC Technologies accomplished the Separation through a distribution of .216 of a share of JBT Corporation common stock for every share of FMC Technologies common stock on July 31, 2008, to FMC Technologies shareholders of record as of July 22, 2008.

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

Revenue recognition—Revenue is recognized when all of the following criteria are met:

•	there is evidence of a customer arrangement with a fixed or determinable fee,

•	delivery has occurred, and

•	there is reasonable assurance of collectibility.

Our standard agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision, the associated revenue is deferred until we have satisfied the acceptance provision.

Certain of our product sales recorded in the JBT AeroTech segment relate to construction-type contracts and are recognized under the percentage of completion method. Under this method, revenue is recognized as work progresses on each contract. However, revenue recognition does not begin until a substantial portion of the labor hours are incurred to ensure that revenue is not accelerated for materials procurement. We primarily measure progress toward completion by the cost-to-cost method. Any expected losses are charged to earnings, in total, in the period the losses are identified.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $25.8 million and $32.2 million at December 31, 2009 and 2008, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance progress payments within current liabilities on the balance sheets.

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

Cash and cash equivalents— Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

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

Impairment of long-lived and intangible assets—Long-lived assets, including property, plant and equipment, identifiable intangible assets and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $6.5 million and $4.9 million at December 31, 2009 and 2008, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). We have established October 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.

Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which generally range from 7 to 40 years. None of our acquired intangible assets have indefinite lives.

Income taxes—Income taxes are provided on income reported for financial statement purposes, adjusted for permanent differences between financial statement reporting and income tax regulations. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.

Income taxes are not provided on the Company’s equity in undistributed earnings of foreign subsidiaries or affiliates when it is management’s intention that such earnings will remain invested in those companies. Taxes are provided on such earnings in the year in which the decision is made to repatriate the earnings.

For the periods prior to the Separation, our operating results were included in FMC Technologies’ consolidated U.S. and state income tax returns and in tax returns of certain FMC Technologies foreign subsidiaries. For the periods prior to the Separation, the provision for income taxes has been computed as if JBT Corporation was a stand-alone entity and filed separate tax returns. The provision was impacted by FMC Technologies’ tax structure and strategies, which were designed to optimize an overall tax position and not that of JBT Corporation as part of its multiple businesses. Deferred tax assets and liabilities were recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Stock-based employee compensation—We measure compensation cost on restricted stock awards based on the market price at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the lesser of the stated vesting period or the period until the employee becomes retirement eligible, after taking into account estimated forfeitures. For the periods prior to the Separation, stock-based compensation represents the costs related to FMC Technologies’ share-based awards granted to employees of JBT Corporation.

Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency are translated to the U.S. dollar prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive loss in stockholders’ equity until the foreign entity is sold or liquidated.

Derivative financial instruments—Derivatives are recognized in the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

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

Recently issued accounting pronouncements— On January 1, 2009, we adopted the new accounting standard for business combinations, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree. The adoption of the new accounting standard did not have a material impact on our consolidated financial position or results of operations.

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

On January 1, 2009, we adopted the new accounting guidance related to disclosures about derivative instruments and hedging activities. The new guidance requires us to disclose: (a) how and why we use derivative instruments; (b) how we account for derivative instruments and related hedged items; and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. The adoption of the new guidance had no impact on our consolidated financial position or results of operations. The additional disclosures are included in Note 13.

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

NOTE 3. DISCONTINUED OPERATIONS

We report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sale of the business or asset group is deemed probable within the next 12 months.

During the fourth quarter of 2006, our Harvester Systems (“Harvester”) business from the JBT FoodTech segment met these requirements. The final sale was completed in the first quarter of 2008 at a loss of $0.1 million, net of tax. Additionally, our Food Handling Equipment business (“FHE”) from the JBT FoodTech segment qualified as a discontinued operation upon its sale in the third quarter of 2007. We recorded a gain of $3.1 million, net of tax of $1.1 million, on the sale of FHE. Proceeds from the sale of FHE totaled $8.0 million. Both Harvester and FHE results have been reported as discontinued operations for all periods presented.

The consolidated and combined statements of income include the following in discontinued operations:

	Year Ended December 31,
(In millions)	2009	2008	2007
Revenue	$—	$0.6	$23.2
Loss before income taxes	—	(0.1)	(7.3)
Income tax benefit	—	(0.3)	(0.5)
(Loss) gain on disposition of discontinued operations, net of taxes	—	(0.1)	3.1

Income (loss) from discontinued operations	$—	$0.1	$(3.7)

During 2007, we recorded restructuring expense and provisions for doubtful accounts and inventory obsolescence totaling $4.5 million related to Harvester.

NOTE 4. INVENTORIES

Inventories consisted of the following:

	December 31,
(In millions)	2009	2008
Raw materials	$61.7	$71.9
Work in process	28.5	41.2
Finished goods	74.6	64.9

Gross inventories before LIFO reserves and valuation adjustments	164.8	178.0
LIFO reserves and valuation adjustments	(57.8)	(55.0)

Net inventories	$107.0	$123.0

Inventories accounted for under the LIFO method totaled $103.7 million and $109.2 million at December 31, 2009 and 2008, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $46.3 million and $43.5 million at December 31, 2009 and 2008, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2009	2008
Land and land improvements	$6.9	$6.4
Buildings	57.6	55.4
Machinery and equipment	274.3	246.7
Construction in process	5.8	8.2

	344.6	316.7
Accumulated depreciation	(218.1)	(197.0)

Property, plant and equipment, net	$126.5	$119.7

Depreciation expense was $19.1 million, $20.5 million and $19.8 million in 2009, 2008 and 2007, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill—The changes in the carrying amount of goodwill by business segment was as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2008	$15.7	$8.1	$23.8
Acquisitions	4.0	—	4.0
Currency translation	(1.0)	(0.1)	(1.1)

Balance as of December 31, 2008	18.7	8.0	26.7
Acquisitions	1.1	—	1.1
Currency translation	0.4	0.1	0.5
Adjustments	(0.1)	—	(0.1)

Balance as of December 31, 2009	$20.1	$8.1	$28.2

Intangible assets—The components of intangible assets were as follows:

	December 31,
	2009		2008
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$16.9	$7.4	$14.5	$6.6
Patents and acquired technology	24.5	23.2	23.3	21.9
Trademarks	15.3	5.8	14.2	5.4
Other	1.3	0.8	1.9	1.4

Total intangible assets	$58.0	$37.2	$53.9	$35.3

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded amortization expense related to acquired intangible assets of $1.7 million, $2.5 million and $2.6 million during the years ended on December 31, 2009, 2008 and 2007, respectively. Annual amortization expense is expected to be $1.5 million in 2010, $1.4 million in 2011 and 2012, and $1.3 million in 2013 and 2014.

In 2009, we acquired U.K.-based Double D Food Engineering Ltd. (“Double D”) for $6.7 million. Double D designs, manufactures and services custom-built ovens for bakery and protein products. In connection with the acquisition, we recorded $1.1 million of goodwill and $3.4 million of intangible assets, reflecting primarily a customer list. In 2008, we acquired USA Sales & Automation, LLC for $4.5 million, which at the time was a leading North American supplier of industrial slicing equipment for meat, seafood and poultry. In connection with the acquisition we recorded $4.0 million of goodwill and $1.1 million of intangible assets.

We have not recognized impairment for the years ended December 31, 2009, 2008 or 2007 and do not have any accumulated impairment losses of goodwill. However, due to the continued challenging economic environment we have seen a decrease in demand for some of our products, such as JBT AeroTech’s ground support equipment. Continued weak demand for these products in future periods may result in impairment of goodwill and/or long-lived assets. As of December 31, 2009, we believe that our goodwill and long-lived assets are not impaired, although we continue to monitor the results of our business units, especially Ground Support Equipment.

NOTE 7. DEBT

On July 31, 2008, we issued 6.66% senior unsecured notes and entered into a $225 million, 5-year revolving credit facility. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments. The note purchase agreement contains customary covenants including leverage and interest coverage ratios. The leverage ratio covenant restricts the amount of Consolidated Total Indebtedness we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase agreement. The interest coverage ratio covenant restricts the amount of Consolidated Interest Expense we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase agreement. The revolving credit facility similarly contains certain customary covenants including similar leverage and interest coverage ratios and also limits the annual amounts we may spend on dividends and capital expenditures. Borrowings under the revolving credit facility bear interest, at our option, of London Interbank Offered Rate or an alternative base rate, which is the greater of JPMorgan Chase Bank, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio as defined in the credit agreement. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. Borrowings on the revolving credit facility are shown as a long-term obligation on the consolidated balance sheets because we have both the ability and the intent to refinance these obligations on a long-term basis under the credit agreement. As of December 31, 2009, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

Long-term debt—Long-term debt consisted of the following:

	December 31,
(In millions)	2009	2008
6.66% senior unsecured notes due July 31, 2015	$75.0	$75.0
Revolving credit facility, due 2013	56.8	110.0
Other	0.4	0.6

Total debt	132.2	185.6
Less: current portion	(0.4)	(0.6)

Long-term debt, less current portion	$131.8	$185.0

Maturities of total long-term debt as of December 31, 2009, are payable as follows: $0.4 million in 2010, $56.8 million in 2013 and $75 million in 2015.

Interest rate swap—We have an interest rate swap which fixes the annual interest rate on a portion of our borrowings under the credit facility at 3.675% plus a margin dependent on our leverage ratio. For the period from July 31, 2008 to January 29, 2010, the interest rate swap fixes the interest rate on $50 million of our borrowings and for the period from January 30, 2010 to January 31, 2011, the interest rate swap fixes the interest on $25 million of our borrowings.

NOTE 8. INCOME TAXES

Domestic and foreign components of income before income taxes are shown below:

	Year Ended December 31,
(In millions)	2009	2008	2007
Domestic	$17.4	$37.4	$16.0
Foreign	31.5	29.1	45.6

Income before income taxes	$48.9	$66.5	$61.6

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2009	2008	2007
Current:
Federal	$1.8	$7.9	$—
State	0.6	1.8	0.5
Foreign	7.1	14.1	15.7

Total current	9.5	23.8	16.2
Deferred:
Decrease in the valuation allowance for deferred tax assets	(1.1)	(0.6)	(0.2)
Other deferred tax expense (benefit), net	7.7	(0.8)	5.5

Total deferred	6.6	(1.4)	5.3

Provision for income taxes	$16.1	$22.4	$21.5

The 2009 provision for income taxes included a reversal of $1.1 million valuation allowance on deferred tax assets related to one of our foreign operations. Historical profitability and updated projections for future taxable income of the foreign operation caused us to change our assessment of the recoverability of deferred tax assets and reverse the valuation allowance established in prior years.

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2009	2008
Deferred tax assets attributable to:
Accrued pension and and other postretirement benefits	$22.7	$40.0
Accrued expenses and accounts receivable allowances	14.6	20.0
Net operating loss carryforwards	6.6	3.0
Inventories	5.3	5.0
Stock-based compensation	4.0	3.6
Foreign tax credit carryforward	3.2	4.5
Foreign exchange	—	4.5

Deferred tax asset	56.4	80.6
Valuation allowance	(2.1)	(3.2)

Deferred tax assets, net of valuation allowance	54.3	77.4
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment, goodwill and other assets	12.6	14.1
Foreign exchange	0.3	—

Deferred tax liabilities	26.2	27.4

Net deferred tax assets	$28.1	$50.0

Net operating loss carryforwards are related to our foreign operations. At December 31, 2009, we had $14.2 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $4.8 million of net operating losses that are available to offset future taxable income through 2023. Foreign tax credit carryforwards of $2.7 million at December 31, 2009 will expire between 2013 and 2016 if unused.

Included in our deferred tax assets at December 31, 2009, are tax benefits related to accrued expenses and accounts receivable allowances. A portion of the accrued expenses and accounts receivable allowances are due to uncollectible accounts receivable of a foreign operation for which it is more likely than not that we will not be able to realize a tax benefit. Therefore, we continue to carry a valuation allowance against the related deferred tax assets.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
(In millions)	2009	2008	2007
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(4)	(3)	(1)
Nondeductible expenses	2	1	1
State income taxes	2	2	—
Foreign tax credits	(2)	(1)	—
Change in valuation allowance	(2)	—	—
Other	2	—	—

Total difference	(2)	(1)	—

Effective income tax rate	33%	34%	35%

U.S. income taxes have not been provided on $72.6 million of undistributed earnings of foreign subsidiaries at December 31, 2009 as these amounts are considered permanently invested. A liability could arise if our intention to permanently invest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently invested earnings.

As of December 31, 2009, we had no unrecognized tax benefits. This includes consideration of the obligation to FMC Technologies under a Tax Sharing Agreement we have entered into with FMC Technologies in connection with the Separation whereby we have agreed to indemnify FMC Technologies for any additional tax liability resulting from JBT Corporation businesses.

The following tax years remain subject to examination in the following jurisdictions:

United States	2008 – 2009
Sweden	2005 – 2009

NOTE 9. PENSION AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We sponsor qualified and nonqualified defined benefit pension plans that together cover substantially all of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. In addition, we sponsor postretirement health care and life insurance benefit plans that cover substantially all of our U.S. employees. The postretirement health care plans are contributory while the postretirement life insurance plans are noncontributory. Foreign-based employees are eligible to participate in JBT Corporation-sponsored or government sponsored benefit plans to which we contribute. We also sponsor a separate defined contribution plan that covers substantially all of our U.S. employees.

Prior to the Separation, our employees were eligible to participate in pension and other postretirement benefit plans sponsored by FMC Technologies. Accordingly, we accounted for pension and other postretirement benefit costs prior to the Separation under the multiemployer plan approach, and have recognized the pension and other postretirement costs allocated to us by FMC Technologies as expense, with a corresponding contribution in parent company investment. Pension and other postretirement benefit costs were allocated to us based on the projected benefit obligation associated with JBT Corporation-specific employees. In conjunction with the Separation, certain pension and other postemployment benefit obligations and plan assets related to our employees and retirees were contributed to us.

On September 15, 2009, we amended our domestic defined benefit pension plans to discontinue future benefit accruals for active non-union participants after December 31, 2009. Additionally, the domestic defined benefit pension plans were amended to freeze any future participation in such plans by non-union employees as of January 1, 2010.

As a result of the amendments to our domestic defined benefit pension plans, we recognized a curtailment gain of $0.8 million to recognize all previously unrecognized prior service benefits. Additionally, as a result of discontinuing future benefit accruals for active non-union employees, our projected benefit obligation was reduced by $25.6 million.

The funded status of our U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2009 and 2008, were as follows:

	Pensions		Other postretirement benefits
(In millions)	2009	2008	2009	2008
Accumulated benefit obligation	$245.1	$223.3

Projected benefit obligation at January 1	$252.9	$25.8	$7.4	$—
Service cost	8.4	4.4	0.1	0.1
Interest cost	15.1	8.1	0.4	0.2
Actuarial loss (gain)	8.4	16.2	(0.1)	0.7
Net transfers in (Separation)	—	203.2	—	6.6
Curtailment of US pension plans	(25.6)	—	—	—
Settlements	(1.3)	—	—	—
Special termination benefits	0.2	—	—	—
Plan participants’ contributions	0.2	0.2	—	—
Benefits paid	(9.3)	(5.0)	(0.5)	(0.2)
Currency translation adjustments	1.7	—	—	—

Projected benefit obligation at December 31	$250.7	$252.9	$7.3	$7.4

Fair value of plan assets at January 1	$139.1	$8.9	$—	$—
Net transfers in (Separation)	—	169.0	—	—
Company contributions	16.4	0.9	0.5	0.2
Actual return on plan assets	32.9	(34.5)	—	—
Plan participants’ contributions	0.2	0.2	—	—
Benefits paid	(10.6)	(5.0)	(0.5)	(0.2)
Currency translation adjustments	0.8	(0.4)	—	—

Fair value of plan assets at December 31	$178.8	$139.1	$—	$—
Funded status of the plans (liability) at December 31	$(71.9)	$(113.8)	$(7.3)	$(7.4)

Current portion of accrued pension and other postretirement benefits*	$(1.6)	$(2.5)	$(0.5)	$(0.4)
Accrued pension and other postretirement benefits, net of current portion	(70.3)	(111.3)	(6.8)	(7.0)

Funded status recognized in the consolidated balance sheet at December 31, 2009 and 2008	$(71.9)	$(113.8)	$(7.3)	$(7.4)

Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial loss (gain)	$73.2	$108.5	$(0.4)	$(0.3)
Unrecognized prior service (credit) cost	0.4	(0.5)	(2.9)	(3.8)

Accumulated other comprehensive loss (income) at December 31	$73.6	$108.0	$(3.3)	$(4.1)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$250.7	$252.9	$7.3	$7.4
Aggregate fair value of plan assets	178.8	139.1	—	—

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$245.1	$223.3
Aggregate fair value of plan assets	178.8	139.1

*	Included in other current liabilities in the consolidated balance sheets.

Pension and other postretirement benefit costs for the years ended December 31 were as follows:

	Pensions			Other postretirement Benefits
(In millions)	2009	2008	2007	2009	2008	2007
Service cost	$8.4	$4.4	$0.8	$0.1	$0.1	$—
Interest cost	15.1	8.1	1.2	0.4	0.2	—
Expected return on plan assets	(17.5)	(9.1)	(0.4)	—	—	—
Curtailment gain	(0.8)	—	—	—	—	—
Settlement charge	0.5	—	—	—	—	—
Special termination benefit charge	0.2	—	—	—	—	—
Amortization of prior service credit	(0.1)	—	—	(0.9)	(0.5)	—
Amortization of net actuarial loss (gain)	2.5	0.2	—	—	(0.1)	—
Pre-Separation allocation from FMC Technologies	—	2.8	6.5	—	(0.2)	(0.4)

Total costs (income)	$8.3	$6.4	$8.1	$(0.4)	$(0.5)	$(0.4)

The following table presents the pre-tax net changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2009:

(In millions)	Pensions	Other postretirement benefits
Actuarial gain arising during the year	$(32.6)	$(0.1)
Amortization of net actuarial (loss) gain	(3.0)	—
Amortization of prior service credit	0.1	0.9
Curtailment gain	0.8	—

Total recognized in other comprehensive loss (income)	$(34.7)	$0.8

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.6 million. The estimated prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.9 million. Prior service credits are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan. Unrecognized actuarial losses are amortized on a straight-line basis over the average remaining lifetime of employees eligible to receive benefits under the frozen plans and over the average remaining service period of employees eligible to receive benefits under all other plans.

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2009	2008	2009	2008
Discount rate	5.80%	6.05%	6.00%	6.35%
Rate of compensation increase	3.48%	3.94%	—	—

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.05%	6.51%	4.63%	6.35%	6.75%	—
Rate of compensation increase	3.94%	3.94%	3.36%	—	—	—
Expected rate of return on plan assets	8.60%	8.55%	4.50%	—	—	—

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

Plan assets—Our pension investment strategy balances the requirements to generate returns, using higher-returning assets such as equity securities with the need to control risk in the pension plan with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the pension plans becoming underfunded, thereby increasing their dependence on Company contributions. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks. Our target asset allocations consist of approximately 30%—70% equity, 20%—40% fixed income, 10%—30% real estate and other and the remaining 0%—10% in cash. Our actual pension plans’ asset allocations by level within the fair value hierarchy at December 31, 2009 are presented in the table below.

(In millions)	Allocation	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	2.7%	$4.9	$4.9	$—	$—
Money market fund	3.9	6.9	6.9	—	—
Equity securities
U.S. companies (1)	52.5	93.9	83.6	10.3	—
International companies (2)	13.8	24.6	4.9	19.7	—
Emerging markets (3)	2.9	5.1	5.1	—	—
Fixed income securities (4)	13.0	23.3	8.4	14.9	—
Real estate and other investments (5)	11.2	20.1	8.7	11.4	—

Total assets at fair value	100.0%	$178.8	$122.5	$56.3	$—

(1)	Includes funds that invest primarily in U.S. large cap and small cap common stock.
(2)	Includes funds that invest primarily in foreign equity and equity-related securities.
(3)	Includes funds that invest primarily in common stocks of emerging markets.
(4)	Includes funds that invest primarily in U.S. government bonds, including treasury inflation protected securities, investment grade bonds, high yield bonds and mortgage-backed fixed income securities.
(5)	Includes funds that invest primarily in U.S. and international REITS, funds that invest in commodities and investments in insurance contracts held by one of our foreign pension plans.

The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on inputs either directly or indirectly observable as of the reporting date. Such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. We are able to sell any of our investment funds with notice of no more than 30 days. For more information on a description of the fair value hierarchy, see Note 14.

Contributions— We expect to contribute approximately $12.0 million to our pension and other postretirement benefit plans in 2010. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments— The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2019. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2010	$10.3	$0.5
2011	10.8	0.6
2012	12.0	0.6
2013	12.8	0.6
2014	14.2	0.6
2015-2019	78.5	3.2

Savings Plans— Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide either a specified percent of pay or a matching contribution on participants’ voluntary contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions up to predetermined limits. Prior to the Separation, our employees participated in similar plans sponsored by FMC Technologies. Expenses from the defined contribution savings plans prior to the Separation were allocated to us by FMC Technologies. The expense for matching contributions, including allocated amounts, was $4.4 million, $4.5 million and $4.4 million in 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, we had investments classified as trading securities for a non-qualified deferred compensation plan totaling $9.8 million and $7.9 million, respectively, recorded at their fair market value. These investments include an unrealized gain of $1.9 million and an unrealized loss of $3.3 million for the years ending December 31, 2009 and 2008, respectively, reported in other income (expense), net in the statements of income.

NOTE 10. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense for the years ended December 31 as follows:

(In millions)	2009	2008	2007
Stock-based compensation expense	$7.9	$8.4	$8.6

Tax benefit	$2.6	$3.2	$3.2

For the period prior to the Separation, stock-based compensation expense includes an allocation of expense for awards granted to FMC Technologies’ corporate employees and directors.

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

Incentive Compensation and Stock Plan

Prior to the Separation, we adopted the John Bean Technologies Corporation Incentive Compensation and Stock Plan (“Incentive Compensation Plan”). The Incentive Compensation Plan provides certain incentives and awards to our officers, employees, directors and consultants. The Incentive Compensation Plan allows our Board of Directors (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals. Awards that may be issued include common stock, stock options, stock appreciation rights, restricted stock and stock units.

Grants of common stock options may be incentive and/or nonqualified stock options. Under the Incentive Compensation Plan, the exercise price for options cannot be less than the market value of our common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after three to four years of service. Additionally, most awards vest immediately upon a change of control as defined in the Incentive Compensation Plan agreement. A total of 3.7 million shares of our common stock are authorized to be issued under the Incentive Compensation Plan.

Restricted Stock—A summary of the nonvested restricted stock awards of JBT Corporation as of December 31, 2009 and changes during the year are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2008	1,506,830	$9.94
Granted	496,866	$11.00
Forfeited	(10,822)	$7.69

Nonvested at December 31, 2009	1,992,874	$10.22

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

For current year performance-based awards, the payout was dependent upon our performance relative to prior year with respect to earnings growth and return on investment for the year ending December 31, 2009. Based on results for the performance period, the payout will be 107,963 shares at the vesting date in January 2012. Compensation cost has been measured for 2009 based on the actual outcome of the performance conditions.

The weighted average grant date fair value of restricted stock awards granted in 2008 was $12.02.

Stock Options—We have not granted any stock options. Outstanding options held by employees prior to the Separation remain outstanding and are all exercisable. The following is a summary of the stock options held by our employees as of December 31, 2009:

(Intrinsic value in millions)	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2008	175,960	$2.52
Exercised	(68,671)	$2.50

Outstanding and exercisable at December 31, 2009	107,289	$2.53	3.3	$1.6

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2009 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of our compensation expense. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures. The total intrinsic value of options exercised was $0.9 million in 2009 and $0.3 million in 2008.

As of December 31, 2009, there was $6.9 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average of 1.5 years.

NOTE 11. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of our capital stock activity for the year ended on December 31, 2009:

	Common stock issued	Common stock held in treasury
December 31, 2008	27,594,664	55,154
Options exercised	68,671	—
Net stock sold out of employee benefit trust	—	(3,012)

December 31, 2009	27,663,335	52,142

Repurchased shares are held in treasury for general corporate purposes, including issuances under the Incentive Compensation Plan. The treasury shares are accounted for using the cost method.

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

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

	December 31,
(In millions)	2009	2008
Cumulative foreign currency translation adjustments	$8.0	$(4.3)
Cumulative deferral of hedging net losses, net of tax of $0.3 in 2009 and $1.2 in 2008	(0.5)	(2.0)
Cumulative deferral of pension net losses, net of tax of $26.9 in 2009 and $40.1 in 2008	(43.5)	(64.1)

Accumulated other comprehensive loss	$(36.0)	$(70.4)

NOTE 12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

As discussed in Note 1, in connection with the Separation, on July 31, 2008 FMC Technologies distributed to its shareholders 27.5 million shares of our common stock. This share amount is being utilized for the calculation of basic and diluted EPS for all periods presented prior to the Separation as our common stock was not traded prior to July 31, 2008 and there were no dilutive securities in the prior periods.

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Year Ended December 31,
(In millions, except per share data)	2009	2008	2007
Basic earnings per share:
Income from continuing operations	$32.8	$44.1	$40.1

Weighted average number of shares outstanding	27.6	27.5	27.5

Basic earnings per share from continuing operations	$1.19	$1.60	$1.45

Diluted earnings per share:
Income from continuing operations	$32.8	$44.1	$40.1

Weighted average number of shares outstanding	27.6	27.5	27.5
Effect of dilutive securities:
Options on common stock	0.1	0.1	—
Restricted stock	0.9	0.2	—

Total shares and dilutive securities	28.6	27.8	27.5

Diluted earnings per share from continuing operations	$1.15	$1.59	$1.45

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of December 31, 2009, we held forward exchange contracts with an aggregate notional value of $300.9 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we consider part of our risk management policy.

Additionally, we have entered into an interest rate swap to hedge a portion of our variable rate debt described in Note 7.

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives.

The following table presents the fair value of derivative instruments included within the consolidated balance sheet as of December 31, 2009:

	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FAS 133
Interest rate swap contract	Other current assets	$—	Other current liabilities	$0.3
Interest rate swap contract	Other assets	—	Other liabilities	0.9
Foreign exchange contracts	Other assets	0.1	Other liabilities	—

Total derivatives designated as hedging instruments under FAS 133		0.1		1.2
Derivatives not designated as hedging instruments under FAS 133
Foreign exchange contracts	Other current assets	4.2	Other current liabilities	6.0
Foreign exchange contracts	Other assets	1.2	Other liabilities	1.7

Total derivatives not designated as hedging instruments under FAS 133		5.4		7.7

Total derivatives		$5.5		$8.9

The following table presents the effective portion of the gains and losses on derivative instrument for the year ended December 31, 2009:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (1)
Interest rate swap contract	$(1.0)	Net interest expense	$(1.4)
Foreign exchange contracts	0.6	Revenue	(1.4)

Total derivatives designated as cash flow hedges	$(0.4)		$(2.8)

(1)	For the year ended December 31, 2009, we recorded in other (expense) income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of December 31, 2009, we do not expect to reclassify a significant amount from accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions currently being hedged are expected to occur by 2013.

The following table presents the location and gain (loss) on derivatives recognized in the consolidated statement of income for the year ended December 31, 2009:

Derivatives not designated as hedging instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Foreign exchange contracts	Revenue	$8.6
Foreign exchange contracts	Cost of sales	(1.2)
Foreign exchange contracts	Other income (expense), net	0.5

Total		$7.9

Refer to Note 14: Fair Value of Financial Instruments for a description of how financial instruments are valued.

We recorded a gain of $6.3 million and a loss of $5.8 million and $4.4 million in the years ending December 31, 2009, 2008 and 2007, respectively, related to foreign currency transactions, net of remeasurement of assets and liabilities, for instruments not designated as hedging instruments. These gains and losses are recorded in product and service revenue, cost of products and services and other income (expense), net in the consolidated statement of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Credit risk—By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectibility assessments.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	December 31, 2009	Level 1	Level 2	Level 3
Assets
Investments	$10.9	$10.9	$—	$—
Derivatives	5.5	—	5.5	—

Total assets	$16.4	$10.9	$5.5	$—

Liabilities
Derivatives	8.9	$—	$8.9	$—

Investments are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use the income approach to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we used the following methods and assumptions to estimate the fair value for our other financial instruments which are not marked to market on a recurring basis. The carrying amounts of cash and cash equivalents, trade receivables and accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying value and estimated fair values of our debt financial instruments as of December 31 are summarized in the table below:

	2009		2008
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$83.8	$75.0	$68.1
Revolving credit facility, due 2013	56.8	56.8	110.0	110.0
Other	0.4	0.4	0.6	0.6

There is no active or observable market for our senior unsecured notes. Therefore, the estimated fair value of the notes is based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimate of the all-in interest rate for discounting is based on a broker quote for notes with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying value of the remaining borrowings approximates their fair value due to their variable interest rates.

NOTE 15. TRANSACTIONS WITH FMC TECHNOLOGIES

Results of operations for the periods prior to the Separation include allocations from FMC Technologies, among other things, of $12.6 million and $11.3 million for the years ended December 31, 2008 and 2007, respectively, of expenses incurred by FMC Technologies for providing us with the following services: legal, tax, general accounting, communications, corporate development, benefits and human resources, information systems, payroll services, web hosting services and other public company costs.

In connection with our Separation from FMC Technologies, we entered into a separation and distribution agreement with FMC Technologies (the “Separation and Distribution Agreement”) and several ancillary agreements to complete the separation of our businesses from FMC Technologies. These agreements defined key provisions related to the Separation and the relationship between the two companies after the Separation.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Guarantees and Product Warranties—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $112.7 million at December 31, 2009, represent guarantees of our future performance. We also have provided approximately $12.5 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances, we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of December 31, 2009, the maximum future payment obligation of such guarantees was $1.4 million and the associated liability balance was $0.4 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

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

	December 31,
(In millions)	2009	2008
Balance at beginning of year	$9.8	$12.3
Expenses for new warranties	8.9	13.4
Adjustments to existing accruals	(0.9)	(3.3)
Claims paid	(10.5)	(12.6)

Balance at end of year	$7.3	$9.8

Leases—We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $8.6 million, $9.3 million and $7.5 million in 2009, 2008 and 2007, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009, for the following fiscal years were:

(In millions)	Total Amount	2010	2011	2012	2013	2014	After 2014
Operating lease obligations	$16.7	$4.3	$3.9	$3.3	$2.2	$1.6	$1.4

Minimum future rental payments to be received under non-cancelable subleases totaled $1.1 million at December 31, 2009.

NOTE 17. BUSINESS SEGMENTS

Our determination of the two reportable segments was made on the basis of the Company’s strategic business units and the commonalities among the products and services within each segment, and corresponds to the manner in which management reviews and evaluates operating performance. Certain similar operating segments that meet applicable criteria established in the guidance for segment reporting, have been combined.

Our reportable segments are:

•

JBT FoodTech—designs, manufactures and services technologically sophisticated food processing systems used for, among other things, fruit juice production, frozen food production, in-container food production and convenience food preparation by the food industry.

•

JBT AeroTech—designs, manufactures and services technologically sophisticated ground support equipment, airport gate equipment, automated systems and services for airport authorities, airlines, airfreight, ground handling companies, the military and other industries.

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

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2009	2008	2007
Revenue
JBT FoodTech	$515.8	$584.0	$594.1
JBT AeroTech	320.7	446.9	386.0
Other revenue (1) and intercompany eliminations	5.1	(2.8)	(2.1)

Total revenue	$841.6	$1,028.1	$978.0

Income before income taxes
Segment operating profit:
JBT FoodTech	$50.7	$60.2	$55.0
JBT AeroTech	25.0	38.5	32.4

Total segment operating profit	75.7	98.7	87.4

Corporate items:
Corporate expense (2)	(15.4)	(15.0)	(11.3)
Other expense, net (1)	(2.6)	(13.4)	(15.0)
Net interest (expense) income	(8.8)	(3.8)	0.5

Total corporate items	(26.8)	(32.2)	(25.8)

Income from continuing operations before income taxes	48.9	66.5	61.6
Provision for income taxes	16.1	22.4	21.5

Income from continuing operations	32.8	44.1	40.1
Gain (loss) from discontinued operations, net of income taxes	—	0.1	(3.7)

Net income	$32.8	$44.2	$36.4

(1)	Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.
(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating capital employed and segment assets

	December 31,
(In millions)	2009	2008
Segment operating capital employed (1):
JBT FoodTech	$186.0	$153.4
JBT AeroTech	109.4	126.0

Total segment operating capital employed	295.4	279.4
Segment liabilities included in total segment operating capital employed (2)	209.7	233.8
Corporate (3)	28.0	78.1
Total assets	$533.1	$591.3

Segment assets:
JBT FoodTech	$343.0	$324.3
JBT AeroTech	162.8	189.3
Intercompany eliminations	(0.7)	(0.4)

Total segment assets	505.1	513.2
Corporate (3)	28.0	78.1

Total assets	$533.1	$591.3

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance progress payments, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment and pension assets.

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

	Year Ended December 31,
(In millions)	2009	2008	2007
Revenue (by location of customers):
United States	$363.4	$485.5	$477.3
All other countries	478.2	542.6	500.7

Total revenue	$841.6	$1,028.1	$978.0

	Year Ended December 31,
(In millions)	2009	2008	2007
Long-lived assets:
United States	$112.1	$109.4	$101.5
Sweden	20.0	18.7	23.8
Brazil	19.8	16.2	21.9
All other countries	41.9	34.2	37.4

Total long-lived assets	$193.8	$178.5	$184.6

Other business segment information

	Capital Expenditures Year Ended December 31,			Depreciation and Amortization Year Ended December 31,			Research and Development Expense Year Ended December 31,
(In millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
JBT FoodTech	$17.9	$19.4	$21.3	$19.0	$22.6	$22.1	$10.1	$13.4	$12.0
JBT AeroTech	1.4	2.5	1.2	2.9	2.4	2.6	7.0	8.6	6.7
Corporate	0.5	1.0	0.5	0.7	0.5	0.4	—	—	—

Total	$19.8	$22.9	$23.0	$22.6	$25.5	$25.1	$17.1	$22.0	$18.7

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data and common stock prices)	2009				2008
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$246.0	$196.4	$230.2	$169.0	$234.5	$256.6	$276.8	$260.2
Cost of sales	185.5	142.4	171.2	122.1	173.8	195.2	209.0	198.3
Net income from continuing operations	10.6	8.4	9.7	4.1	10.3	8.8	13.0	12.0
Income (loss) from discontinued operations, net of tax	0.1	(0.1)	—	—	(0.2)	—	—	0.3
Net income	$10.7	$8.3	$9.7	$4.1	$10.1	$8.8	$13.0	$12.3
Basic earnings per share:
Income from continuing operations	$0.39	$0.30	$0.35	$0.15	$0.37	$0.32	$0.47	$0.43
Income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	—	0.02

Net income	$0.39	$0.30	$0.35	$0.15	$0.37	$0.32	$0.47	$0.45

Diluted earnings per share:
Income from continuing operations	$0.37	$0.29	$0.34	$0.15	$0.37	$0.31	$0.47	$0.43
Income (loss) from discontinued operations, net of tax	—	—	—	—	(0.01)	—	—	0.02

Net income	$0.37	$0.29	$0.34	$0.15	$0.36	$0.31	$0.47	$0.45

Weighted average shares outstanding
Basic (1)	27.7	27.7	27.6	27.5	27.5	27.5	27.5	27.5
Diluted (1)	28.9	28.7	28.5	28.2	28.1	28.1	27.5	27.5
Common stock price
High	$18.75	$19.00	$14.92	$11.47	$12.37	$14.50	$—	$—
Low	$16.01	$11.54	$9.63	$8.67	$5.86	$11.05	$—	$—

(1)	For all periods prior to the Separation, the number of basic and diluted shares being used is the number of shares outstanding on July 31, 2008, as no common stock of the Company was traded prior to July 31, 2008 and no dilutive securities were outstanding for the prior periods.

NOTE 19. SUBSEQUENT EVENTS

On February 24, 2010, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on March 26, 2010 to stockholders of record at the close of business on March 5, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

John Bean Technologies Corporation:

Under the date of March 4, 2010, we reported on the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related consolidated and combined financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 4, 2010

Schedule II—Valuation and Qualifying Accounts

(In thousands)	Balance at beginning of period	Additions		Deductions and other (b)	Balance at end of period
Decription		charged to costs and expenses	charged to other accounts (a)
Year ended December 31, 2007:
Allowance for doubtful accounts	$5,925	$396	$613	$734	$6,200
Valuation allowance for deferred tax asset	$527	$—	$3,311	$—	$3,838
Year ended December 31, 2008:
Allowance for doubtful accounts	$6,200	$1,200	$1,148	$3,506	$5,042
Valuation allowance for deferred tax asset	$3,838	$—	$—	$659	$3,179
Year ended December 31, 2009:
Allowance for doubtful accounts	$5,042	$1,490	$175	$1,629	$5,078
Valuation allowance for deferred tax asset	$3,179	$—	$—	$1,091	$2,088

(a) –	“Additions charged to other accounts” includes translation adjustments and allowances acquired through business combinations.
(b) –	“Deductions and other” includes write-offs, net of recoveries, and reductions in the allowances credited to expense.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2009.

Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

John Bean Technologies Corporation:

We have audited John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Bean Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, John Bean Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 4, 2010 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 4, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics entitled the “Code of Business Conduct and Ethics” that applies to our principal executive and financial officers (including our principal executive officer, principal financial officer and principal accounting officer) as well as our directors. A copy of our Code of Business Conduct and Ethics may be found on our website at www.jbtcorporation.com under “Investor Relations – Corporate Governance” and is available in print to stockholders without charge by submitting a request to the Deputy General Counsel and Secretary of JBT Corporation, 200 East Randolph Drive, Suite 6600, Chicago, Illinois 60601.

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

Other information required by this Item can be found in the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and “Approval of the performance goals for certain performance-based awards under the John Bean Technologies Incentive Compensation and Stock Plan” of the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated and combined financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 53 through 82 herein:

2.	Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 84. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated and combined financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

3.	Exhibits:

See Index of Exhibits below for a list of the exhibits being filed or furnished with or incorporated by reference to this Annual Report on Form 10-K.

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
2.1	Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation (“JBT Corporation”), incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

3.1	Amended and Restated Certificate of Incorporation of JBT Corporation, incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

3.2	Certificate of Designations of Series A Junior Participating Preferred Stock of JBT Corporation, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

3.3	Amended and Restated By-Laws of JBT Corporation, incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

3.4	First Amendment to Amended and Restated By-Laws of JBT Corporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10 filed with the SEC on July 14, 2008.

4.2	Rights Agreement between JBT Corporation and National City Bank, as rights agent, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

Exhibit Number	Exhibit Description
4.3	Note Purchase Agreement between JBT Corporation, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.1	Credit Agreement, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.2	Tax Sharing Agreement between JBT Corporation and FMC Technologies, Inc. incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.3	Trademark License Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.4	Trademark Assignment and Coexistence Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.6	Amendment No. 1 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.

10.6A	Amendment No. 2 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6A to our Current Report on Form 8-K filed with the SEC on March 1, 2010.

10.7	JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.7A	First Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2009.

10.7B	Second Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.

Exhibit Number	Exhibit Description
10.8	International Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.9	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.9A	First Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.9B	Second Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.

10.10	Form of JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

10.11	JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program and Part II Union Hourly Employees’ Retirement Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.

10.11A	First Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.11B*	Second Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Plan.

10.11C*	First Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan.

10.12	JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.

10.12A	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009.

10.12B	Second Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.12C*	Third Amendment of JBT Corporation Savings and Investment Plan.

10.12D*	Fourth Amendment of JBT Corporation Savings and Investment Plan.

10.14*	Executive Severance Plan

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

John Bean Technologies Corporation (Registrant)

BY:	/S/ CHARLES H. CANNON, JR.
Charles H. Cannon, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ CHARLES H. CANNON, JR. Charles H. Cannon, Jr.	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 4, 2010

/S/ RONALD D. MAMBU Ronald D. Mambu	Vice President and Chief Financial Officer (Principal Financial Officer)	March 4, 2010

/S/ MEGAN J. DONNELLY Megan J. Donnelly	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2010

/S/ C. MAURY DEVINE C. Maury Devine	Director	March 4, 2010

/S/ ALAN D. FELDMAN Alan D. Feldman	Director	March 4, 2010

/S/ JAMES E. GOODWIN James E. Goodwin	Director	March 4, 2010

/S/ POLLY B. KAWALEK Polly B. Kawalek	Director	March 4, 2010

/S/ JAMES M. RINGLER James M. Ringler	Director	March 4, 2010

/S/ JAMES R. THOMPSON James R. Thompson	Director	March 4, 2010