Form 10-Q
period 2010-03-31
John Bean Technologies CORP
filed 2010-05-10
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2010
Common Stock, par value $0.01 per share	28,153,923

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$169.0	$169.0
Costs and expenses:
Cost of sales	122.1	122.1
Selling, general and administrative expense	35.2	34.8
Research and development expense	4.3	4.0
Total costs and expenses	161.6	160.9
Other income, net	0.5	0.3
Net interest expense	(1.9)	(2.2)
Income from continuing operations before income taxes	6.0	6.2
Provision for income taxes	2.1	2.1
Income from continuing operations	3.9	4.1
Income from discontinued operations, net of taxes	0.1	-
Net income	$4.0	$4.1

Basic earnings per share:
Income from continuing operations	$0.14	$0.15
Income from discontinued operations	-	-
Basic earnings per share	$0.14	$0.15
Diluted earnings per share:
Income from continuing operations	$0.14	$0.15
Income from discontinued operations	-	-
Diluted earnings per share	$0.14	$0.15
Weighted average shares outstanding:
Basic	28.2	27.5
Diluted	29.0	28.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Balance Sheets
(In millions, except per share data and number of shares)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$9.7	$14.4
Trade receivables, net of allowances of $4.5 and $5.1, respectively	134.0	149.3
Inventories	110.7	107.0
Other current assets	32.8	32.7
Total current assets	287.2	303.4
Property, plant and equipment, net of accumulated depreciation of $216.8
and $218.1, respectively	121.1	126.5
Other assets	98.5	103.2
Total Assets	$506.8	$533.1
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$57.9	$65.9
Advance and progress payments	71.3	69.5
Other current liabilities	80.0	98.2
Total current liabilities	209.2	233.6
Long-term debt, less current portion	137.0	131.8
Accrued pension and other postretirement benefits, less current portion	74.9	77.1
Other liabilities	25.8	28.8
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares
issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized;
2010: 28,206,065 issued and 28,153,923 outstanding
2009: 27,663,335 issued and 27,611,193 outstanding	0.3	0.3
Common stock held in treasury, at cost;
2010: 52,142 shares
2009: 52,142 shares	(0.7)	(0.7)
Additional paid-in capital	53.1	53.5
Retained earnings	46.5	44.7
Accumulated other comprehensive loss	(39.3)	(36.0)
Total stockholders' equity	59.9	61.8
Total Liabilities and Stockholders' Equity	$506.8	$533.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$4.0	$4.1
Income from discontinued operations, net of income taxes	(0.1)	-
Income from continuing operations	3.9	4.1
Adjustments to reconcile income from continuing operations to cash
(required) provided by operating activities of continuing operations:
Depreciation and amortization	5.6	5.1
Stock-based compensation	1.6	1.8
Other	0.6	6.2
Changes in operating assets and liabilities:
Trade receivables, net	11.7	30.3
Inventories	(6.2)	(27.8)
Accounts payable, trade and other	(6.5)	1.3
Advance payments and progress billings	4.7	6.1
Other assets and liabilities, net	(23.0)	(21.0)
Cash (required) provided by continuing operating activities	(7.6)	6.1
Net cash required by discontinued operating activities	(0.1)	(0.1)
Cash (required) provided by operating activities	(7.7)	6.0
Cash Flows From Investing Activities:
Capital expenditures	(2.9)	(4.8)
Proceeds from disposal of assets	0.9	0.5
Cash required by investing activities	(2.0)	(4.3)
Cash Flows From Financing Activities:
Net proceeds (payments) on credit facilities	5.5	(20.0)
Dividend	(2.2)	(1.9)
Other	1.8	(1.0)
Cash provided (required) by financing activities	5.1	(22.9)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	-
Decrease in cash and cash equivalents	(4.7)	(21.2)
Cash and cash equivalents, beginning of period	14.4	43.6
Cash and cash equivalents, end of period	$9.7	$22.4

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

Basis of Presentation—The preceding (a) condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements, and notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, these statements should be read in conjunction with our audited annual consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Recently adopted accounting pronouncements— On January 1, 2010, we adopted the updated guidance related to revenue recognition for arrangements with multiple deliverables, which addresses the accounting for multiple-deliverable arrangements and provides guidance on whether multiple deliverables exist, how to separate deliverables and how to measure and allocate arrangement consideration between the identified units of accounting. We elected to adopt the updated guidance on a prospective basis for applicable transactions originating or modified after December 31, 2009. The adoption of the updated guidance did not have a material impact on our consolidated results of operations or financial position.

On January 1, 2010, we adopted the updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We have updated our disclosures to comply with the updated guidance; however, we do not have any Level 3 fair value measurements and adoption of the updated guidance did not have an impact on our consolidated results of operations or financial condition.

On April 1, 2009, we adopted the updated guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the guidance was amended to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on our consolidated results of operations or financial condition.

Note 2: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2010	December 31, 2009
Raw materials	$62.4	$61.7
Work in process	34.1	28.5
Finished goods	72.7	74.6
Gross inventories before LIFO reserves and valuation adjustments	169.2	164.8
LIFO reserves and valuation adjustments	(58.5)	(57.8)
Net inventories	$110.7	$107.0

Note 3: Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2010	2009	2010	2009
Service cost	$0.4	$2.1	$-	$-
Interest cost	3.6	3.7	0.1	0.1
Expected return on assets	(4.6)	(4.3)	-	-
Amortization of prior service benefit	-	(0.1)	(0.2)	(0.2)
Amortization of actuarial losses, net	0.1	0.6	-	-
Net periodic benefit cost	$(0.5)	$2.0	$(0.1)	$(0.1)

Note 4: Stock-based Compensation

Stock-based compensation expense was $1.6 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

In the three months ended March 31, 2010, we granted the following restricted stock awards to our employees:

			Weighted-Average
			Grant-Date
	Shares		Fair Value
Time-based	244,271
Performance-based	91,371	*
Granted during the three months ended March 31, 2010	335,642		$$16.53

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

For current year performance-based awards, actual payouts may vary from zero to 182,742 shares and will be dependent upon our performance relative to prior year with respect to earnings growth and return on investment for the year ending December 31, 2010. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

Note 5: Stockholders’ Equity

During the three months ended March 31, 2010, 0.5 million shares were issued in connection with our stock-based compensation plan. During the year ended December 31, 2009, 0.1 million shares were issued.

Comprehensive income consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Net income	$4.0	$4.1
Foreign currency translation adjustments	(3.4)	(3.8)
Derivatives designated as hedges, net of tax of $0.1 and $0.7 for
the three months ended March 31, 2010 and 2009, respectively	0.2	1.2
Pension and other postretirement liability adjustments, net of tax of $(0.1)
and $0.1 for the three months ended March 31, 2010 and 2009, respectively	(0.1)	0.3
Comprehensive income	$0.7	$1.8

Note 6: Earnings Per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table sets forth the computation of basic and diluted EPS from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended
	March 31,
(In millions, except per share data)	2010	2009
Basic earnings per share:
Income from continuing operations	$3.9	$4.1
Weighted average number of shares outstanding	28.2	27.5
Basic earnings per share from continuing operations	$0.14	$0.15
Diluted earnings per share:
Income from continuing operations	$3.9	$4.1
Weighted average number of shares outstanding	28.2	27.5
Effect of dilutive securities:
Options on common stock	0.1	-
Restricted stock	0.7	0.7
Total shares and dilutive securities	29.0	28.2
Diluted earnings per share from continuing operations	$0.14	$0.15

Note 7: Derivative Financial Instruments and Risk Management

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of March 31, 2010, we held forward exchange contracts with an aggregate notional value of $275.2 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

Additionally, we have entered into an interest rate swap to hedge a portion of our variable rate debt. The interest rate swap effectively fixes the annual interest rate on a portion of our variable rate debt at 3.675% plus a margin dependent on our leverage ratio. For the periods prior to January 30, 2010, the interest rate swap covered $50 million of our borrowings and for the period from January 30, 2010 to January 31, 2011, the interest rate swap covers $25 million of our borrowings.

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives.

With the exception of the interest rate swap and certain foreign exchange derivatives entered into prior to our spin-off in July 2008, we do not apply hedge accounting. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings, depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets:

	As of March 31, 2010		As of December 31, 2009
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swap contract	$-	$0.8	$-	$1.2
Foreign exchange contracts	0.1	-	0.1	-
Total derivatives designated as hedging instruments	0.1	0.8	0.1	1.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	6.4	7.2	5.4	7.7
Total derivatives not designated as hedging instruments	$6.4	$7.2	$5.4	$7.7

(1)	Included in other current assets and other assets on our Condensed Consolidated Balance Sheets.
(2)	Included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheets.

The following table presents the effective portion of the gains and losses on derivative instruments affecting the condensed consolidated statements of income for the three month periods ended March 31, 2010 and 2009:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
(In millions)	2010	2009		2010	2009
Interest rate swap contract	$0.4	$(0.1)	Net interest expense	$(0.2)	$(0.2)
Foreign exchange contracts	0.1	3.0	Revenue	-	(0.8)
Total	$0.5	$2.9		$(0.2)	$(1.0)

(1)	For the three month periods ended March 31, 2010 and 2009, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of March 31, 2010, we do not expect to reclassify a significant amount of accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions are expected to occur by 2013.

The following table presents the location and gain (loss) on derivatives not designated as hedging instruments recognized in the consolidated statements of income for the three month periods ended March 31, 2010 and 2009:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2010	2009
Foreign exchange contracts	Revenue	$1.2	$-
Foreign exchange contracts	Cost of sales	(0.4)	(0.1)
Foreign exchange contracts	Other income, net	0.2	(2.3)
Total		$1.0	$(2.4)

Refer to Note 8: Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2010				As of December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$9.6	$9.6	$-	$-	$10.9	$10.9	$-	$-
Derivatives	6.5	-	6.5	-	5.5	-	5.5	-
Total assets	$16.1	$9.6	$6.5	$-	$16.4	$10.9	$5.5	$-
Liabilities:
Derivatives	$8.0	$-	$8.0	$-	$8.9	$-	$8.9	$-

Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. Investments include an unrealized gain of $0.6 million and $1.9 million for the three months ended March 31, 2010 and year ended December 31, 2009, respectively. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we use the following methods and assumptions to estimate the fair value for our other financial instruments that are not marked to market on a recurring basis. The carrying amounts of cash and cash equivalents, trade receivables and accounts payables, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of March 31, 2010		As of December 31, 2009
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$83.3	$75.0	$83.8
Revolving credit facility, due 2013	59.4	59.4	56.8	56.8
4.5% Brazilian Real loan due December 31, 2012	3.0	2.7	-	-
Other	0.3	0.3	0.4	0.4

There is no active or observable market for our senior unsecured notes or our Brazilian Real loan. Therefore, the estimated fair values of the notes and the loan are based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimates of the all-in interest rates for discounting the notes and the loan are based on a broker quote for notes and a loan with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying value of the remaining borrowings approximates their fair value due to their variable interest rates.

Note 9: Commitments and Contingencies

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole will have a material adverse effect on our business, results of operations or financial condition.

In connection with our spin-off from FMC Technologies in 2008, we entered into a separation and distribution agreement with FMC Technologies (the “Separation and Distribution Agreement”). Under the Separation and Distribution Agreement, we have assumed liabilities related to specified legal proceedings arising from our business prior to the spin-off. As a result, although FMC Technologies will in many cases remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity. However, we are in the process of reviewing a claim related to a discontinued operation for which we may or may not be liable. If it is determined that we are liable for this claim, we may incur a loss of up to $0.9 million.

Guarantees and Product Warranties—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees.  These financial instruments, which totaled approximately $96.0 million at March 31, 2010, represent guarantees of our future performance.  We also have provided approximately $14.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

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

	Three Months Ended
	March 31,
(In millions)	2010	2009
Balance at beginning of period	$7.3	$9.8
Expense for new warranties	1.0	1.4
Adjustments to existing accruals	-	(0.5)
Claims paid	(1.9)	(3.4)
Balance at end of period	$6.4	$7.3

Note 10: Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, interest income and expense associated with corporate investments and income taxes.

	Three Months Ended
	March 31,
(In millions)	2010	2009
Revenue
JBT FoodTech	$101.5	$94.9
JBT AeroTech	67.4	73.6
Other revenue (1) and intercompany eliminations	0.1	0.5
Total revenue	$169.0	$169.0

Income before income taxes
Segment operating profit:
JBT FoodTech	7.7	7.8
JBT AeroTech	4.8	5.5
Total segment operating profit	12.5	13.3
Corporate items:
Corporate expense (2)	(3.7)	(3.0)
Other expense, net (1)	(0.9)	(1.9)
Net interest expense	(1.9)	(2.2)
Total corporate items	(6.5)	(7.1)
Income from continuing operations before income taxes	$6.0	$6.2

(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, residual expenses associated with other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Corporate expense primarily includes corporate staff expenses.

Note 11: Subsequent Events

On May 5, 2010, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on June 11, 2010 to stockholders of record at the close of business on May 21, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of March 31, 2010, the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
May 10, 2010

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

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market positions and improves our results. We serve customers from around the world. During the first three months of 2010, a significant portion of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended
	March 31,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue	$169.0	$169.0	$-	-%
Costs and expenses:
Cost of sales	122.1	122.1	-	-
Selling, general and administrative expense	35.2	34.8	(0.4)	(1.1)
Research and development expense	4.3	4.0	(0.3)	(7.5)
Total costs and expenses	161.6	160.9	(0.7)	(0.4)
Other income, net	0.5	0.3	0.2	66.7
Net interest expense	(1.9)	(2.2)	0.3	13.6
Income from continuing operations before income taxes	6.0	6.2	(0.2)	(3.2)
Provision for income taxes	2.1	2.1	-	-
Income from continuing operations	3.9	4.1	(0.2)	(4.9)
Income from discontinued operations, net of taxes	0.1	-	0.1	100.0
Net income	$4.0	$4.1	$(0.1)	(2.4	) %

Our total revenue of $169.0 million in the first quarter of 2010 remained unchanged from the same period in 2009. An increase of $6.6 million in JBT FoodTech revenue was offset primarily by a decrease in JBT AeroTech revenue. The increase in JBT FoodTech revenue was driven primarily by a favorable impact of foreign currency translation.  The decrease in JBT AeroTech revenue was driven by lower order backlog at the end of 2009 due to the global recession. However, the sales value of customer orders received during the first quarter of 2010 in both of our business segments increased by $55.1 million compared to the same period in 2009. Refer to Inbound Orders and Order Backlog for further details.

Our cost of sales of $122.1 million in the first quarter of 2010 remained unchanged from the same period in 2009. As a result, gross profit (revenue less cost of sales) also remained unchanged from the same period in 2009. A favorable impact of foreign currency translation resulted in $1.9 million of higher gross profit but was offset by lower sales volume, resulting in $1.6 million of reduced gross profit, and an unfavorable impact of foreign currency transactions. Gross profit margins remained relatively flat compared to the same period in 2009 as savings from prior year’s cost reduction initiatives were offset by the impact of competitive pricing pressure.

Selling, general and administrative expenses were $0.4 million higher in the first quarter of 2010 compared to the same period in 2009 primarily as a result of the unfavorable impact of foreign currency translation.

Other income, net was $0.2 million higher in the first quarter of 2010 compared to the same period in 2009 primarily as a result of gains on investments in our non-qualified deferred compensation plan.

Net interest expense was $0.3 million lower in the first quarter of 2010 compared to the same period in 2009 as a result of unwinding of a $25 million interest rate swap on January 30, 2010.

Income tax expense in the first quarter of 2010 resulted in an effective income tax rate of 34.3% compared to an effective rate of 34.0% in the same period in 2009. The difference in the effective tax rate was primarily attributable to higher earnings in the U.S.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended
	March 31,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue
JBT FoodTech	$101.5	$94.9	$6.6	7.0%
JBT AeroTech	67.4	73.6	(6.2)	(8.4)
Other revenue (1) and intercompany eliminations	0.1	0.5	(0.4)	(80.0)
Total revenue	$169.0	$169.0	$-	-

Income before income taxes
Segment operating profit:
JBT FoodTech	7.7	7.8	(0.1)	(1.3)
JBT AeroTech	4.8	5.5	(0.7)	(12.7)
Total segment operating profit	12.5	13.3	(0.8)	(6.0)
Corporate items:
Corporate expense (2)	(3.7)	(3.0)	(0.7)	(23.3)
Other expense, net (1)	(0.9)	(1.9)	1.0	52.6
Net interest expense	(1.9)	(2.2)	0.3	13.6
Total corporate items	(6.5)	(7.1)	0.6	8.5
Income from continuing operations before income taxes	$6.0	$6.2	$(0.2)	(3.2	) %

(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, residual expenses associated with other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, residual expenses associated with certain employee benefit expenses, interest income and expense associated with corporate investments and income taxes.

JBT FoodTech

JBT FoodTech’s revenue of $101.5 million in the first quarter of 2010 represented an increase of $6.6 million compared to the same period in 2009. The increase was driven primarily by favorable impact of foreign currency translation, which resulted in $5.7 million of higher revenue. The remaining difference was due to higher sales of our freezing and chilling products and protein processing products in Asia partially offset by lower sales of the same products in North America and Europe.

JBT FoodTech’s operating profit of $7.7 million in the first quarter of 2010 represented a decrease of $0.1 million compared to the same period in 2009. Improved profits from our prior year’s cost reduction initiatives were offset by lower gross profit margins due to competitive pricing pressure resulting in $0.8 million of less operating profit. The decrease in operating profit was offset primarily by a favorable impact of foreign currency translation.

JBT AeroTech

JBT AeroTech’s revenue of $67.4 million in the first quarter of 2010 represented a decrease of $6.2 million compared to the same period in 2009. The decrease in revenue was a result of lower order backlog at the end of 2009 due to the global recession. Sales of our gate equipment products decreased by $3.3 million and sales of our automated systems products decreased by $2.8 million in the first quarter of 2010 compared to the same period in 2009.

JBT AeroTech’s operating profit of $4.8 million in the first quarter of 2010 represented a decrease of $0.7 million compared to the same period in 2009. Lower sales volume resulted in a decrease in profit of $1.5 million, while slightly lower gross profit margins resulted in a decrease in profit of $0.2 million. These decreases were partially offset by $1.0 million in lower non-production costs resulting primarily from cost reduction initiatives we implemented in 2009.

Corporate Items

Corporate items of $6.5 million represented a decrease of $0.6 million in the first quarter of 2010 compared to the same period in 2009. The decrease was driven by lower unallocated residual costs associated with our retirement benefits program due to the freeze of our domestic defined benefit pension plan at the end of 2009 and other insurance costs, partially offset by lower gains on foreign currency transactions.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended
	March 31,
(In millions)	2010	2009
JBT FoodTech	$128.2	$99.0
JBT AeroTech	114.7	88.3
Other and intercompany eliminations	0.1	0.6
Total inbound orders	$243.0	$187.9

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2010	December 31, 2009	March 31, 2009
JBT FoodTech	$123.4	$96.7	$153.1
JBT AeroTech	162.0	114.7	152.2
Intercompany eliminations	(0.2)	(0.2)	(0.9)
Total order backlog	$285.2	$211.2	$304.4

As of March 31, 2010, JBT FoodTech’s order backlog increased by $26.7 million since year-end 2009 due to higher demand for our freezing and chilling products and protein processing products. Order activity has increased in all regions with notable increases in Western Europe and North America. JBT FoodTech’s order backlog decreased by $29.7 million since March 31, 2009 primarily due to the recent trend toward smaller projects as well as inclusion of several large orders in the first quarter of 2009 backlog.

As of March 31, 2010, JBT AeroTech’s order backlog increased by $47.3 million since year-end 2009 and by $9.8 million since March 31, 2009. Both increases were driven by large orders for our gate equipment products received during first quarter of 2010. Additionally, order backlog for our ground support equipment has improved by $3.3 million since year-end 2009 due to higher demand from customers in the airline and airfreight industries.

During 2009, we corrected an immaterial error in the calculation of our order backlog, which resulted in a reduction of $9.8 million in order backlog reported as of March 31, 2009.

Outlook

We anticipate continued improvement in the market conditions for our product lines in the remainder of 2010. Our full year effective tax rate is expected to be approximately 33% to 35%. We expect our 2010 diluted earnings per share to be in the range of $1.15 to $1.30.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and our credit facility. We believe our cash flows from operations and our credit facility will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors. While we did not generate cash flows from operations during the first quarter of 2010, we expect to generate higher cash earnings during the remainder of 2010.

Cash flows for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
(In millions)	2010	2009
Cash (required) provided by continuing operating activities	$(7.6)	$6.1
Cash required by continuing investing activities	(2.0)	(4.3)
Cash provided (required) by financing activities	5.1	(22.9)
Cash required by discontinued operations	(0.1)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	-
Decrease in cash and cash equivalents	$(4.7)	$(21.2)

Cash flows required by continuing operating activities during the three months ended March 31, 2010 were $7.6 million compared to cash flows provided by continuing operating activities of $6.1 million in the same period in 2009. The change in the cash flows is primarily attributable to changes in working capital as our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. The change in working capital was driven primarily by the reduction in our accounts payable in the first quarter of 2010.

Cash used by investing activities was $2.0 million and $4.3 million during the three months ended March 31, 2010 and 2009, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and facilities.

Cash provided by financing activities was $5.1 million in the three months ended March 31, 2010 compared to cash required by financing activities of $22.9 million in the same period in 2009. We increased our net borrowings by $5.5 million in the three months ended March 31, 2010, compared to reduced net borrowings of $20.0 million in the same period in 2009.

Financing Arrangements

We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of March 31, 2010, we had $59.4 million drawn on the credit facility, $30.4 million in letters of credit issued under the credit facility and $135.2 million of additional available funds.

We have an interest rate swap which effectively fixes the annual interest rate on a portion of our borrowings under the credit facility at 3.675% plus a margin dependent on our leverage ratio. For the periods prior to January 30, 2010, the interest rate swap covered $50 million of our borrowings and for the period from January 30, 2010 to January 31, 2011, the interest rate swap covers $25 million of our borrowings.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Additionally, in January 2010, our Brazilian subsidiary entered into a $3.0 million loan denominated in Brazilian Real. The loan bears interest of 4.5% and is due in December 2012.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At March 31, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of March 31, 2010
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	9.8
Leverage ratio (2)	Not greater than 3.0	1.7
Capital expenditures (3)	Not greater than $33 million	$2.9 million
Dividends paid	Not greater than $20 million	$2.2 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	9.8
Leverage ratio (2)	Not greater than 3.25	1.7

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

(3)	Capital expenditures are limited to $30 million plus 50 percent of the unutilized amount from prior year.

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

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. On May 5, 2010, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock, or approximately $2.0 million. The dividend will be paid on June 11, 2010 to stockholders of record at the close of business on May 21, 2010. We estimate that we will contribute approximately $12 million in the remainder of 2010 to our pension and other postretirement benefit plans, primarily reflecting discretionary contributions to our U.S. qualified pension plan.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting estimates. During the three months ended March 31, 2010, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the three months ended March 31, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: May 10, 2010

EXHIBIT INDEX

Number in Exhibit Table	Description
15	Letter re: Unaudited interim financial information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.