Form 10-Q
period 2010-06-30
John Bean Technologies CORP
filed 2010-08-05
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2010
Common Stock, par value $0.01 per share	28,154,431

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation
Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$208.3	$230.2	$377.3	$399.2
Costs and expenses:
Cost of sales	153.9	171.2	276.0	293.3
Selling, general and administrative expense	35.4	38.0	70.6	72.8
Research and development expense	4.3	4.5	8.6	8.5
Total costs and expenses	193.6	213.7	355.2	374.6
Other (expense) income, net	(0.3)	0.6	0.2	0.9
Net interest expense	(2.0)	(2.3)	(3.9)	(4.5)
Income from continuing operations before income taxes	12.4	14.8	18.4	21.0
Provision for income taxes	4.2	5.1	6.3	7.2
Income from continuing operations	8.2	9.7	12.1	13.8
Loss from discontinued operations, net of taxes	(0.1)	-	-	-
Net income	$8.1	$9.7	$12.1	$13.8

Basic earnings per share
Income from continuing operations	$0.29	$0.35	$0.43	$0.50
Income from discontinued operations	-	-	-	-
Basic earnings per share	$0.29	$0.35	$0.43	$0.50
Diluted earnings per share
Income from continuing operations	$0.28	$0.34	$0.42	$0.49
Income from discontinued operations	-	-	-	-
Diluted earnings per share	$0.28	$0.34	$0.42	$0.49
Weighted average shares outstanding:
Basic	28.2	27.6	28.2	27.6
Diluted	29.1	28.5	29.0	28.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$8.6	$14.4
Trade receivables, net of allowances of $3.6 and $5.1, respectively	141.1	149.3
Inventories	117.1	107.0
Other current assets	33.7	32.7
Total current assets	300.5	303.4
Property, plant and equipment, net of accumulated depreciation of $213.6 and $218.1,
respectively	117.3	126.5
Other assets	93.6	103.2
Total Assets	$511.4	$533.1
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$66.3	$65.9
Advance and progress payments	66.6	69.5
Other current liabilities	86.2	98.2
Total current liabilities	219.1	233.6
Long-term debt, less current portion	130.1	131.8
Accrued pension and other postretirement benefits, less current portion	71.6	77.1
Other liabilities	28.8	28.8
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized;
2010: 28,206,573 issued and 28,154,431 outstanding; 2009: 27,663,335 issued and 27,611,193 outstanding	0.3	0.3
Common stock held in treasury, at cost;
2010: 52,142 shares; 2009: 52,142 shares	(0.7)	(0.7)
Additional paid-in capital	55.1	53.5
Retained earnings	52.5	44.7
Accumulated other comprehensive loss	(45.4)	(36.0)
Total stockholders' equity	61.8	61.8
Total Liabilities and Stockholders' Equity	$511.4	$533.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$12.1	$13.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11.0	10.6
Stock-based compensation	3.5	3.8
Other	1.3	5.9
Changes in operating assets and liabilities:
Trade receivables, net	2.3	32.3
Inventories	(16.6)	(12.4)
Accounts payable, trade and other	3.9	(0.7)
Advance payments and progress billings	0.9	(13.1)
Other assets and liabilities, net	(16.5)	(12.3)
Cash provided by operating activities	1.9	27.9
Cash Flows From Investing Activities:
Acquisitions	-	(6.7)
Capital expenditures	(7.3)	(9.8)
Proceeds from disposal of assets	1.5	0.4
Cash required by investing activities	(5.8)	(16.1)
Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	2.3	(0.1)
Net proceeds (payments) on credit facilities	(4.2)	(36.0)
Issuance of long-term debt	2.9	-
Dividends	(4.2)	(3.9)
Other	1.6	0.7
Cash required by financing activities	(1.6)	(39.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.3)	1.0
Decrease in cash and cash equivalents	(5.8)	(26.5)
Cash and cash equivalents, beginning of period	14.4	43.6
Cash and cash equivalents, end of period	$8.6	$17.1

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

Basis of Presentation—The preceding (a) condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and (b) unaudited interim condensed consolidated financial statements, and notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, these statements should be read in conjunction with our audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

On January 1, 2010, we adopted the updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We have updated our disclosures to comply with the updated guidance; however, we do not have any fair value measurements that require the use of unobservable inputs and adoption of the updated guidance did not have an impact on our consolidated results of operations or financial condition.

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

Note 2: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2010	December 31, 2009
Raw materials	$64.6	$61.7
Work in process	44.0	28.5
Finished goods	67.5	74.6
Gross inventories before LIFO reserves and valuation adjustments	176.1	164.8
LIFO reserves and valuation adjustments	(59.0)	(57.8)
Net inventories	$117.1	$107.0

Note 3: Pension and Other Postretirement Benefits

Components of net periodic benefit (income) cost were as follows:

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30.
(In millions)	2010	2009	2010	2009
Service cost	$0.4	$2.1	$0.8	4.2
Interest cost	3.5	3.8	7.1	7.5
Expected return on assets	(4.6)	(4.4)	(9.2)	(8.7)
Amortization of prior service benefit	-	-	-	(0.1)
Amortization of actuarial losses, net	0.2	0.6	0.3	1.2
Settlement cost	0.3	0.4	0.3	0.4
Net periodic benefit (income) cost	$(0.2)	$2.5	$(0.7)	4.5

	Other Postretirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Amortization of prior service benefit	(0.3)	(0.3)	(0.5)	(0.5)
Net periodic benefit income	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Note 4: Stock-based Compensation

Stock-based compensation expense was $1.9 million and $2.0 million for the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $3.8 million for the six months ended June 30, 2010 and 2009, respectively.

In the six months ended June 30, 2010, we granted the following restricted stock awards:

			Weighted Average
	Shares		Grant Date Fair Value
Time-based	273,213
Performance-based	91,371	*
Granted during the six months ended June 30, 2010	364,584		$16.75

*   Assumes target payout

We granted time-based restricted stock awards, most of which vest after three years. The fair value of these time-based awards was determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan. We also granted restricted stock awards with performance-based conditions. The vesting period for these awards is three years.

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

Note 5: Stockholders’ Equity

During the six months ended June 30, 2010 and the year ended December 31, 2009, 0.5 million shares and 0.1 million shares, respectively, were issued in connection with our stock-based compensation plan.

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Net income	$8.1	$9.7	$12.1	$13.8
Foreign currency translation adjustments	(6.2)	10.5	(9.6)	6.7
Derivatives designated as hedges, net of tax of $0.1 and $0.7 for the six
months ended June 30, 2010 and 2009, respectively	-	-	0.2	1.2
Pension and other postretirement liability adjustments, net of tax of $0.1 and
$0.2 for the three and six months ended June 30, 2009, respectively	0.1	0.4	-	0.7
Comprehensive income	$2.0	$20.6	$2.7	$22.4

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

The following table sets forth the computation of basic and diluted EPS from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2010	2009	2010	2009
Basic earnings per share:
Income from continuing operations	$8.2	$9.7	$12.1	$13.8
Weighted average number of shares outstanding	28.2	27.6	28.2	27.6
Basic earnings per share from continuing operations	$0.29	$0.35	$0.43	$0.50
Diluted earnings per share:
Income from continuing operations	$8.2	$9.7	$12.1	$13.8
Weighted average number of shares outstanding	28.2	27.6	28.2	27.6
Effect of dilutive securities:
Options on common stock	0.1	0.1	0.1	0.1
Restricted stock	0.8	0.8	0.7	0.6
Total shares and dilutive securities	29.1	28.5	29.0	28.3
Diluted earnings per share from continuing operations	$0.28	$0.34	$0.42	$0.49

Note 7: Derivative Financial Instruments and Risk Management

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of June 30, 2010, we held forward exchange contracts with an aggregate notional value of $284.2 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

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

With the exception of the interest rate swap and certain foreign exchange derivatives entered into prior to our spin-off in July 2008, we do not apply hedge accounting. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings, depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge. Cash flows from derivatives are classified as cash flows from operating activities.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets:

	As of June 30, 2010		As of December 31, 2009
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swap contract	$-	$0.6	$-	$1.2
Foreign exchange contracts	-	0.1	0.1	-
Total derivatives designated as hedging instruments	-	0.7	0.1	1.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	6.9	8.3	5.4	7.7
Total derivatives not designated as hedging instruments	$6.9	$8.3	$5.4	$7.7

(1)	Included in other current assets and other assets on our Condensed Consolidated Balance Sheets.
(2)	Included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheets.

The following table presents the effective portion of the gains and losses on derivative instruments affecting the condensed consolidated statements of income:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009		2010	2009	2010	2009
Interest rate swap contract	$-	$(0.1)	$-	$(0.1)	Net interest expense	$(0.2)	$(0.3)	$(0.5)	$(0.5)
Foreign exchange contracts	(0.2)	(0.5)	(0.2)	0.4	Revenue	-	(0.3)	-	(1.1)
Total	$(0.2)	$(0.6)	$(0.2)	$0.3		$(0.2)	$(0.6)	$(0.5)	$(1.6)

(1)	For the three and six months ended June 30, 2010 and 2009, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of June 30, 2010, we do not expect to reclassify a significant amount of accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions are expected to occur by 2013.

The following table presents the location and gain (loss) on derivatives not designated as hedging instruments recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2010	2009	2010	2009
Foreign exchange contracts	Revenue	$(0.3)	$0.8	$0.9	$0.8
Foreign exchange contracts	Cost of sales	0.3	(0.3)	(0.1)	(0.4)
Foreign exchange contracts	Other income, net	-	(0.2)	0.2	0.3
Total		$0.0	$0.3	$1.0	$0.7

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2010				As of December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$8.6	$8.6	$-	$-	$10.9	$10.9	$-	$-
Derivatives	6.9	-	6.9	-	5.5	-	5.5	-
Total assets	$15.5	$8.6	$6.9	$-	$16.4	$10.9	$5.5	$-
Liabilities:
Derivatives	$9.0	$-	$9.0	$-	$8.9	$-	$8.9	$-

Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. For the six months ended June 30, 2010 and the year ended December 31, 2009, we recorded an unrealized gain on investments of $0.3 million and $1.9 million, respectively, in other (expense) income, net in the consolidated statements of income. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of June 30, 2010		As of December 31, 2009
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$84.7	$75.0	$83.8
Revolving credit facility, due 2013	52.7	52.7	56.8	56.8
4.5% Brazilian Real loan due December 31, 2012	2.9	2.5	-	-
Other	2.7	2.7	0.4	0.4

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

Guarantees and Product Warranties—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees.  These financial instruments, which totaled approximately $100.3 million at June 30, 2010, represent guarantees of our future performance.  We also have provided approximately $14.5 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Balance at beginning of period	$6.4	$7.3	$7.3	$9.8
Expense for new warranties	2.0	3.1	3.0	4.5
Adjustments to existing accruals	(0.2)	-	(0.2)	(0.5)
Claims paid	(1.3)	(3.0)	(3.2)	(6.4)
Balance at end of period	$6.9	$7.4	$6.9	$7.4

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Revenue
JBT FoodTech	$135.6	$145.5	$237.1	$240.4
JBT AeroTech	72.0	83.7	139.4	157.3
Other revenue (1) and intercompany eliminations	0.7	1.0	0.8	1.5
Total revenue	$208.3	$230.2	$377.3	$399.2

Income before income taxes
Segment operating profit:
JBT FoodTech	$15.2	$16.5	$22.9	$24.3
JBT AeroTech	3.9	6.0	8.7	11.5
Total segment operating profit	19.1	22.5	31.6	35.8
Corporate items:
Corporate expense (2)	(4.0)	(4.0)	(7.7)	(7.0)
Other expense, net (1)	(0.7)	(1.4)	(1.6)	(3.3)
Net interest expense	(2.0)	(2.3)	(3.9)	(4.5)
Total corporate items	(6.7)	(7.7)	(13.2)	(14.8)
Income from continuing operations before income taxes	$12.4	$14.8	$18.4	$21.0

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2010, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 4, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
August 5, 2010

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

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we described in our Form 10-K for the year ended December 31, 2009, including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

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

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, air freight and ground handling companies, the United States and certain international defense departments and the material handling industry. The product offerings of our JBT AeroTech businesses include:

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

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market positions and improves our results. We serve customers from around the world. During the first six months of 2010, a significant portion of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended
	June 30,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue	$208.3	$230.2	$(21.9)	(9.5	) %
Costs and expenses:
Cost of sales	153.9	171.2	17.3	10.1
Selling, general and administrative expense	35.4	38.0	2.6	6.8
Research and development expense	4.3	4.5	0.2	4.4
Total costs and expenses	193.6	213.7	20.1	9.4
Other (expense) income, net	(0.3)	0.6	(0.9)	*
Net interest expense	(2.0)	(2.3)	0.3	13.0
Income from continuing operations before income taxes	12.4	14.8	(2.4)	(16.2)
Provision for income taxes	4.2	5.1	0.9	17.6
Income from continuing operations	8.2	9.7	(1.5)	(15.5)
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	(100.0)
Net income	$8.1	$9.7	$(1.6)	(16.5	) %

*	Not meaningful

Our total revenue of $208.3 million in the second quarter of 2010 represented a decrease of $21.9 million compared to the same period in 2009. JBT FoodTech’s revenue decreased by $9.9 million while JBT AeroTech’s revenue decreased by $11.7 million. The decrease in JBT FoodTech’s revenue was driven primarily by lower revenue from large orders while the decrease in JBT AeroTech’s revenue was driven by lower sales of Halvorsen loaders and the lower level of order backlog at the end of 2009 due to the global recession. However, inbound orders received during the second quarter of 2010 in both of our business segments increased by $60.1 million compared to the same period in 2009. Refer to Inbound Orders and Order Backlog for further details.

Our cost of sales of $153.9 million in the second quarter of 2010 represented a decrease of $17.3 million compared to the same period in 2009, while gross profit (revenue less cost of sales) decreased by $4.6 million. The decrease in gross profit was driven by lower sales volume, resulting in $5.7 million of lower gross profit, which was partially offset by the absence of restructuring charges that were recorded in the second quarter of 2009.

Selling, general and administrative expenses were $2.6 million lower in the second quarter of 2010 compared to the same period in 2009 as a result of $1.1 million of lower costs related to our non-qualified deferred compensation plan, which are offset by a loss on investments in the non-qualified deferred compensation plan reported in other (expense) income, net, and lower selling and administrative costs due to savings from cost reduction initiatives implemented in 2009.

Other expense, net was $0.3 million in the second quarter of 2010 compared to other income, net of $0.6 million in the same period in 2009 as a result of a loss on investments in our non-qualified deferred compensation plan in 2010 compared to a gain in 2009.

Net interest expense was $0.3 million lower in the second quarter of 2010 compared to the same period in 2009 as a result of a lower overall interest rate on our variable rate debt due to maturity of a $25 million interest rate swap on January 30, 2010.

Income tax expense in the second quarter of 2010 reflects an effective income tax rate of 34.3%, which is consistent with the same period in 2009.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended
	June 30,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue
JBT FoodTech	$135.6	$145.5	$(9.9)	(6.8	) %
JBT AeroTech	72.0	83.7	(11.7)	(14.0)
Other revenue (1) and intercompany eliminations	0.7	1.0	(0.3)	(30.0)
Total revenue	$208.3	$230.2	$(21.9)	(9.5	) %

Income before income taxes
Segment operating profit:
JBT FoodTech	$15.2	$16.5	$(1.3)	(7.9	) %
JBT AeroTech	3.9	6.0	(2.1)	(35.0)
Total segment operating profit	19.1	22.5	(3.4)	(15.1)
Corporate items:
Corporate expense (2)	(4.0)	(4.0)	-	-
Other expense, net (1)	(0.7)	(1.4)	0.7	50.0
Net interest expense	(2.0)	(2.3)	0.3	13.0
Total corporate items	(6.7)	(7.7)	1.0	13.0
Income from continuing operations before income taxes	$12.4	$14.8	$(2.4)	(16.2	) %

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

JBT FoodTech

JBT FoodTech’s revenue of $135.6 million in the second quarter of 2010 represented a decrease of $9.9 million compared to the same period in 2009. The decrease in revenue was driven by the lack of comparable large orders, as revenue for the second quarter of 2009 included shipments of two large orders totaling $30.1 million. However, higher sales of freezing and chilling products and protein processing products in Latin America and Asia partially offset the decrease in revenue.

JBT FoodTech’s operating profit of $15.2 million in the second quarter of 2010 represented a decrease of $1.3 million compared to the same period in 2009. Lower sales volume resulted in a decrease in profit of $3.1 million. However, gross profit margins improved due to savings from cost reduction initiatives implemented in 2009, resulting in $1.7 million of higher profit.

JBT AeroTech

JBT AeroTech’s revenue of $72.0 million in the second quarter of 2010 represented a decrease of $11.7 million compared to the same period in 2009. The decrease in revenue was a result of lower sales of Halvorsen loaders due to completion of a U.S. Air Force order, resulting in $5.5 million of lower revenue, and the lower level of order backlog for JBT AeroTech’s other products at the end of 2009 due to the global recession, resulting in $5.1 million of lower revenue.

JBT AeroTech’s operating profit of $3.9 million in the second quarter of 2010 represented a decrease of $2.1 million compared to the same period in 2009. Lower sales volume resulted in a decrease in profit of $2.5 million. This decrease was partially offset by $1.2 million in lower costs resulting primarily from cost reduction initiatives implemented in 2009 and the absence of restructuring charges of $0.6 million recorded in the second quarter of 2009. Gross profit margins declined due to lower proportion of revenue from Halvorsen loaders and competitive pricing pressure in Airport Services, resulting in $1.4 million of lower profit.

Corporate Items

Corporate items of $6.7 million in the second quarter of 2010 represented a decrease of $1.0 million compared to the same period in 2009. The decrease was driven by lower residual costs associated with our retirement benefits program due to the freeze of our domestic defined benefit pension plan at the end of 2009.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended
	June 30,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue	$377.3	$399.2	$(21.9)	(5.5	) %
Costs and expenses:
Cost of sales	276.0	293.3	17.3	5.9
Selling, general and administrative expense	70.6	72.8	2.2	3.0
Research and development expense	8.6	8.5	(0.1)	(1.2)
Total costs and expenses	355.2	374.6	19.4	5.2
Other income, net	0.2	0.9	(0.7)	(77.8)
Net interest expense	(3.9)	(4.5)	0.6	13.3
Income before income taxes	18.4	21.0	(2.6)	(12.4)
Provision for income taxes	6.3	7.2	0.9	12.5
Net income	$12.1	$13.8	$(1.7)	(12.3	) %

Our total revenue of $377.3 million in the six months ended June 30, 2010 represented a decrease of $21.9 million compared to the same period in 2009. JBT FoodTech’s revenue decreased by $3.3 million while JBT AeroTech’s revenue decreased by $17.9 million. The decrease in JBT FoodTech’s revenue was driven by lower revenue from large orders while the decrease in JBT AeroTech’s revenue was driven by the lower level of order backlog at the end of 2009 due to the global recession. However, inbound orders received during the six months ended June 30, 2010 in both of our business segments increased by $115.2 million compared to the same period in 2009. Refer to Inbound Orders and Order Backlog for further details.

Our cost of sales of $276.0 million in the six months ended June 30, 2010 represented a decrease of $17.3 million compared to the same period in 2009, while gross profit (revenue less cost of sales) decreased by $4.6 million. The decrease in gross profit was driven by lower sales volume, resulting in $7.5 million of lower gross profit, a slight decrease in gross profit margins due to competitive pricing pressure, resulting in $1.4 million of lower gross profit, and the unfavorable impact of foreign currency translation, resulting in $1.0 million of lower gross profit. These decreases were partially offset by gains on foreign currency transactions, resulting in $2.2 million of higher gross profit, and the absence of restructuring charges of $3.1 million recorded in the first half of 2009.

Selling, general and administrative expenses were $2.2 million lower in the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of lower costs related to our retirement benefits program due to the freeze of our domestic defined benefit pension plan at the end of 2009, and $1.2 million of lower selling and administrative costs due to savings from cost reduction initiatives implemented in 2009.

Other income, net was $0.7 million lower in the six months ended June 30, 2010 compared to the same period in 2009 primarily as a result of a loss on investments in our non-qualified deferred compensation plan in 2010 compared to a gain in 2009.

Net interest expense was $0.6 million lower in the six months ended June 30, 2010 compared to the same period in 2009 as a result of a lower overall interest rate on our variable rate debt due to maturity of a $25 million interest rate swap on January 30, 2010.

Income tax expense in the six months ended June 30, 2010 reflects an effective income tax rate of 34.3%, which is consistent with the same period in 2009.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended
	June 30,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue
JBT FoodTech	$237.1	$240.4	$(3.3)	(1.4	) %
JBT AeroTech	139.4	157.3	(17.9)	(11.4)
Other revenue (1) and intercompany eliminations	0.8	1.5	(0.7)	(46.7)
Total revenue	$377.3	$399.2	$(21.9)	(5.5	) %

Income before income taxes
Segment operating profit:
JBT FoodTech	$22.9	$24.3	$(1.4)	(5.8	) %
JBT AeroTech	8.7	11.5	(2.8)	(24.3)
Total segment operating profit	31.6	35.8	(4.2)	(11.7)
Corporate items:
Corporate expense (2)	(7.7)	(7.0)	(0.7)	(10.0)
Other expense, net (1)	(1.6)	(3.3)	1.7	51.5
Net interest expense	(3.9)	(4.5)	0.6	13.3
Total corporate items	(13.2)	(14.8)	1.6	10.8
Income before income taxes	$18.4	$21.0	$(2.6)	(12.4	) %

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

JBT FoodTech

JBT FoodTech’s revenue of $237.1 million in the six months ended June 30, 2010 represented a decrease of $3.3 million compared to the same period in 2009. The decrease in revenue was driven by the lack of comparable large orders, as revenue for the 2009 period included shipments of two large orders totaling $30.1 million. The decrease in revenue was partially offset by a $7.0 million favorable impact of foreign currency translation and higher sales of freezing and chilling products and protein processing products in Asia.

JBT FoodTech’s operating profit of $22.9 million in the six months ended June 30, 2010 represented a decrease of $1.4 million compared to the same period in 2009. Lower sales volume resulted in a decrease in profit of $3.1 million, which was partially offset by the absence of restructuring charges of $1.4 million recorded in the first half of 2009.

JBT AeroTech

JBT AeroTech’s revenue of $139.4 million in the six months ended June 30, 2010 represented a decrease of $17.9 million compared to the same period in 2009. The decrease in revenue was a result of the lower level of order backlog for all of JBT AeroTech’s products at the end of 2009 due to the global recession. Sales of ground support equipment decreased by $5.0 million and represented the largest product line decrease.

JBT AeroTech’s operating profit of $8.7 million in the six months ended June 30, 2010 represented a decrease of $2.8 million compared to the same period in 2009. Lower sales volume resulted in a decrease in profit of $4.2 million. This decrease was partially offset by $2.2 million of lower costs resulting primarily from cost reduction initiatives implemented in 2009 and the absence of restructuring charges of $1.7 million recorded in the first half of 2009. Gross profit margins declined due to the lower proportion of revenue from Halvorsen loaders and competitive pricing pressure in Airport Services, resulting in $2.5 million of lower profit.

Corporate Items

Corporate items of $13.2 million in the six months ended June 30, 2010 represented a decrease of $1.6 million compared to the same period in 2009. The decrease was driven by lower residual costs associated with our retirement benefits program due to the freeze of our domestic defined benefit pension plan at the end of 2009.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
JBT FoodTech	$126.8	$111.4	$255.0	$210.4
JBT AeroTech	114.7	69.5	229.4	157.8
Other and intercompany eliminations	0.9	1.4	1.0	2.0
Total inbound orders	$242.4	$182.3	$485.4	$370.2

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2010	December 31, 2009	June 30, 2009
JBT FoodTech	$114.6	$96.7	$119.0
JBT AeroTech	204.7	114.7	138.0
Intercompany eliminations	-	(0.2)	(0.5)
Total order backlog	$319.3	$211.2	$256.5

As of June 30, 2010, JBT FoodTech’s order backlog increased by $17.9 million since year-end 2009 due to higher demand for freezing and chilling products and protein processing products. Order activity has increased in all regions with notable increases in Western Europe and North America. JBT FoodTech’s order backlog decreased by $4.4 million since June 30, 2009 primarily due to shipments of several large orders in the second half of 2009.

As of June 30, 2010, JBT AeroTech’s order backlog increased by $90.0 million since year-end 2009 and by $66.7 million since June 30, 2009. Both increases were driven by large orders received in 2010 for gate equipment products and ground support equipment. However, the increase in order backlog from June 30, 2009 was partially offset by a decrease in order backlog for Halvorsen loaders due to completion of production of a U.S. Air Force order.

During 2009, we corrected an immaterial error in the calculation of our order backlog, which resulted in a reduction of $9.8 million in order backlog reported as of June 30, 2009.

Outlook

We anticipate continued improvement in the market conditions for our product lines in the remainder of 2010. Our full year effective tax rate is expected to be approximately 33% to 35%. We expect our 2010 diluted earnings per share to be in the range of $1.15 to $1.30. The lower end of the range assumes the economic recovery stalls while the upper end of the range assumes the pace of recovery continues to accelerate.

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

Cash flows for the six months ended June 30, 2010 and 2009 were as follows:

	Six Months Ended
	June 30,
(In millions)	2010	2009
Cash provided by operating activities	$1.9	$27.9
Cash required by investing activities	(5.8)	(16.1)
Cash required by financing activities	(1.6)	(39.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	1.0
Decrease in cash and cash equivalents	$(5.8)	$(26.5)

Cash flows provided by operating activities during the six months ended June 30, 2010 were $1.9 million, representing a $26.0 million decrease from the same period in 2009. The change in the cash flows is primarily attributable to changes in working capital as our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. The change in working capital was driven primarily by a higher reduction in accounts receivable in the first half of 2009.

Cash flows required by investing activities during the six months ended June 30, 2010 and 2009 were $5.8 million and $16.1 million, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and facilities. During the 2009 period, we used $6.7 million to fund an acquisition.

Cash flows required by financing activities during the six months ended June 30, 2010 and 2009 were $1.6 million and $39.3 million, respectively. During the 2010 period, our net borrowings increased by $1.0 million while we reduced our net borrowings by $36.1 million during the 2009 period.

Financing Arrangements

We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of June 30, 2010, we had $52.7 million drawn on the credit facility, $28.9 million in letters of credit issued under the credit facility and $143.4 million of additional available funds.

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

Additionally, in January 2010, our Brazilian subsidiary entered into a R$5.3 million ($2.9 million) loan. The loan bears interest of 4.5% and is due in December 2012.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At June 30, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of June 30, 2010
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	10.0
Leverage ratio (2)	Not greater than 3.0	1.7
Capital expenditures (3)	Not greater than $33 million	$7.3 million
Dividends paid	Not greater than $20 million	$4.2 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	10.0
Leverage ratio (2)	Not greater than 3.25	1.7

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

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. We estimate that we will contribute approximately $11 million in the remainder of 2010 to our pension and other postretirement benefit plans, primarily reflecting discretionary contributions to our U.S. qualified pension plan.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting estimates. During the six-month period ended June 30, 2010, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the six-month period ended June 30, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the six-month period ended June 30, 2010.

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

Date: August 5, 2010

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