Form 10-Q
period 2010-09-30
John Bean Technologies CORP
filed 2010-11-04
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common Stock, par value $0.01 per share	28,238,271

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

John Bean Technologies Corporation
Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$216.5	$196.4	$593.8	$595.6
Costs and expenses:
Cost of sales	160.3	142.4	436.3	435.7
Selling, general and administrative expense	36.0	36.4	106.6	109.2
Research and development expense	4.5	3.9	13.1	12.4
Total costs and expenses	200.8	182.7	556.0	557.3
Other income, net	0.8	1.0	1.0	1.9
Net interest expense	(2.0)	(2.1)	(5.9)	(6.6)
Income from continuing operations before income taxes	14.5	12.6	32.9	33.6
Provision for income taxes	5.1	4.2	11.4	11.4
Income from continuing operations	9.4	8.4	21.5	22.2
Loss from discontinued operations, net of taxes	-	(0.1)	-	(0.1)
Net income	$9.4	$8.3	$21.5	$22.1

Basic earnings per share
Income from continuing operations	$0.33	$0.30	$0.76	$0.80
Income from discontinued operations	-	-	-	-
Basic earnings per share	$0.33	$0.30	$0.76	$0.80
Diluted earnings per share
Income from continuing operations	$0.32	$0.29	$0.74	$0.78
Income from discontinued operations	-	-	-	-
Diluted earnings per share	$0.32	$0.29	$0.74	$0.78
Cash dividends per share	$0.07	$0.07	$0.21	$0.21
Weighted average shares outstanding:
Basic	28.3	27.7	28.2	27.6
Diluted	29.2	28.7	29.1	28.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$12.5	$14.4
Trade receivables, net of allowances of $3.8 and $5.1, respectively	166.7	149.3
Inventories	131.6	107.0
Other current assets	43.3	32.7
Total current assets	354.1	303.4
Property, plant and equipment, net of accumulated depreciation of $225.3 and $218.1,
respectively	121.9	126.5
Other assets	94.6	103.2
Total Assets	$570.6	$533.1
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$78.8	$65.9
Advance and progress payments	78.7	69.5
Other current liabilities	92.4	98.2
Total current liabilities	249.9	233.6
Long-term debt, less current portion	143.7	131.8
Accrued pension and other postretirement benefits, less current portion	63.2	77.1
Other liabilities	31.0	28.8
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized;
2010: 28,238,271 issued and 28,186,129 outstanding; 2009: 27,663,335 issued and 27,611,193 outstanding	0.3	0.3
Common stock held in treasury, at cost;
2010: 52,142 shares; 2009: 52,142 shares	(0.7)	(0.7)
Additional paid-in capital	57.2	53.5
Retained earnings	59.8	44.7
Accumulated other comprehensive loss	(33.8)	(36.0)
Total stockholders' equity	82.8	61.8
Total Liabilities and Stockholders' Equity	$570.6	$533.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$21.5	$22.1
Loss from discontinued operations, net of income taxes	-	0.1
Income from continuing operations	21.5	22.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17.1	16.5
Stock-based compensation	5.4	5.9
Other	(3.9)	7.0
Changes in operating assets and liabilities:
Trade receivables, net	(12.2)	40.1
Inventories	(23.5)	(12.0)
Accounts payable, trade and other	12.9	(4.9)
Advance payments and progress billings	5.1	(10.2)
Accrued pension and other postretirement benefits, net	(13.1)	(17.3)
Other assets and liabilities, net	(6.9)	(14.1)
Cash provided by continuing operating activities	2.4	33.2
Net cash required by discontinued operating activities	(0.1)	-
Cash provided by operating activities	2.3	33.2
Cash Flows From Investing Activities:
Acquisitions	(0.4)	(6.7)
Capital expenditures	(13.4)	(14.5)
Proceeds from disposal of assets	0.9	1.2
Cash required by investing activities	(12.9)	(20.0)
Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	0.1	(0.1)
Net proceeds (payments) on credit facilities	9.7	(40.0)
Issuance of long-term debt	2.9	-
Dividends	(6.2)	(5.8)
Other	1.9	0.2
Cash provided (required) by financing activities	8.4	(45.7)
Effect of foreign exchange rate changes on cash and cash equivalents	0.3	1.6
Decrease in cash and cash equivalents	(1.9)	(30.9)
Cash and cash equivalents, beginning of period	14.4	43.6
Cash and cash equivalents, end of period	$12.5	$12.7

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

On January 1, 2010, we adopted the updated guidance related to fair value measurements and disclosures, which requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a separate disclosure is required of information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value. We have not yet adopted the guidance with respect to the activity in Level 3 fair value measurements as it is not effective until our first quarter of 2011. We have updated our disclosures to comply with the updated guidance, which did not have an impact on our consolidated results of operations or financial condition.

Note 2: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2010	December 31, 2009
Raw materials	$72.1	$61.7
Work in process	43.5	28.5
Finished goods	76.9	74.6
Gross inventories before LIFO reserves and valuation adjustments	192.5	164.8
LIFO reserves and valuation adjustments	(60.9)	(57.8)
Net inventories	$131.6	$107.0

Note 3: Pension and Other Postretirement Benefits

Components of net periodic benefit (income) cost were as follows:

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Service cost	$0.4	$2.1	$1.2	$6.3
Interest cost	3.5	3.7	10.6	11.2
Expected return on assets	(4.6)	(4.4)	(13.8)	(13.1)
Amortization of prior service benefit	-	-	-	(0.1)
Amortization of actuarial losses, net	0.2	0.6	0.5	1.8
Curtailment gain	-	(0.8)	-	(0.8)
Settlement cost	-	0.1	0.3	0.5
Net periodic benefit (income) cost	$(0.5)	$1.3	$(1.2)	$5.8

	Other Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Service cost	$-	$-	$0.1	$0.1
Interest cost	0.1	0.1	0.3	0.3
Amortization of prior service benefit	(0.2)	(0.1)	(0.7)	(0.6)
Net periodic benefit income	$(0.1)	$-	$(0.3)	$(0.2)

Note 4: Stock-based Compensation

Stock-based compensation expense was $1.9 million and $2.1 million for the three months ended September 30, 2010 and 2009, respectively, and $5.4 million and $5.9 million for the nine months ended September 30, 2010 and 2009, respectively.

In the nine months ended September 30, 2010, we granted the following restricted stock awards:

			Weighted Average
	Shares		Grant Date Fair Value
Time-based	273,213
Performance-based	91,371	*
Granted during the nine months ended September 30, 2010	364,584		$16.75

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

Note 5: Stockholders’ Equity

During the nine months ended September 30, 2010 and the year ended December 31, 2009, 0.6 million shares and 0.1 million shares, respectively, were issued in connection with our stock-based compensation plan.

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Net income	$9.4	$8.3	$21.5	$22.1
Foreign currency translation adjustments	11.8	5.8	2.2	12.5
Derivatives designated as hedges, net of tax of $(0.1) for the three months ended September 30, 2010 and 2009, and $0.6 for the nine months ended September 30, 2009	(0.2)	(0.2)	-	1.0
Pension and other postretirement liability adjustments, net of tax of $0.1 and $9.8 for the three months ended September 30, 2010 and 2009, respectively, and $0.1 and $10.0 for the nine months ended September 30, 2010 and 2009, repectively.	-	15.0	-	15.7
Comprehensive income	$21.0	$28.9	$23.7	$51.3

Note 6: Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed in the same manner, except that the weighted average number of common shares outstanding is adjusted to reflect the assumed conversion of all dilutive securities.

The following table sets forth the computation of basic and diluted EPS from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2010	2009	2010	2009
Basic earnings per share:
Income from continuing operations	$9.4	$8.4	$21.5	$22.2
Weighted average number of shares outstanding	28.3	27.7	28.2	27.6
Basic earnings per share from continuing operations	$0.33	$0.30	$0.76	$0.80
Diluted earnings per share:
Income from continuing operations	$9.4	$8.4	$21.5	$22.2
Weighted average number of shares outstanding	28.3	27.7	28.2	27.6
Effect of dilutive securities:
Options on common stock	0.1	-	0.1	0.1
Restricted stock	0.8	1.0	0.8	0.8
Total shares and dilutive securities	29.2	28.7	29.1	28.5
Diluted earnings per share from continuing operations	$0.32	$0.29	$0.74	$0.78

Note 7: Derivative Financial Instruments and Risk Management

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business as well as intercompany borrowings. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of September 30, 2010, we held forward exchange contracts with an aggregate notional value of $308.0 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

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

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives.

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

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets:

	As of September 30, 2010		As of December 31, 2009
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swap contract	$-	$0.4	$-	$1.2
Foreign exchange contracts	-	0.5	0.1	-
Total derivatives designated as hedging instruments	-	0.9	0.1	1.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	13.3	10.1	5.4	7.7
Total derivatives not designated as hedging instruments	$13.3	$10.1	$5.4	$7.7

(1)	Included in other current assets and other assets on our Condensed Consolidated Balance Sheets.
(2)	Included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheets.

The following table presents the effective portion of the gains and losses on derivative instruments affecting the condensed consolidated statements of income:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009		2010	2009	2010	2009
Interest rate swap contract	$(0.1)	$(0.3)	$(0.1)	$(0.6)	Net interest expense	$(0.2)	$(0.4)	$(0.7)	$(0.9)
Foreign exchange contracts	(0.4)	(0.4)	(0.6)	0.2	Revenue	-	-	-	(1.1)
Total	$(0.5)	$(0.7)	$(0.7)	$(0.4)		$(0.2)	$(0.4)	$(0.7)	$(2.0)

(1)	For the three and nine months ended September 30, 2010 and 2009, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of September 30, 2010, we do not expect to reclassify a significant amount of accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions are expected to occur by 2013.

The following table presents the location and gain (loss) on derivatives not designated as hedging instruments recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2010	2009	2010	2009
Foreign exchange contracts	Revenue	$7.4	$6.2	$8.3	$7.0
Foreign exchange contracts	Cost of sales	(0.6)	(0.4)	(0.7)	(0.8)
Foreign exchange contracts	Other income, net	(0.1)	-	0.1	0.3
Total		$6.7	$5.8	$7.7	$6.5

Refer to Note 8: Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

Credit risk — By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and credit limits, obtaining letters of credit and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2010				As of December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$9.2	$9.2	$-	$-	$10.9	$10.9	$-	$-
Derivatives	13.3	-	13.3	-	5.5	-	5.5	-
Total assets	$22.5	$9.2	$13.3	$-	$16.4	$10.9	$5.5	$-
Liabilities:
Derivatives	$11.0	$-	$11.0	$-	$8.9	$-	$8.9	$-

Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. For the nine months ended September 30, 2010 and the year ended December 31, 2009, we recorded an unrealized gain on investments of $0.9 million and $1.9 million, respectively, in other income, net in the condensed consolidated statements of income. We use the income approach to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change between the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payables, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of September 30, 2010		As of December 31, 2009
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$86.3	$75.0	$83.8
Revolving credit facility, due 2013	66.5	66.5	56.8	56.8
4.5% Brazilian Real loan due December 31, 2012	3.1	2.8	-	-
Other	0.5	0.5	0.4	0.4

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

In connection with our spin-off from FMC Technologies in 2008, we entered into a separation and distribution agreement with FMC Technologies whereby we assumed liabilities related to specified legal proceedings arising from our business prior to the spin-off. As a result, although FMC Technologies will in many cases remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operation, financial condition or liquidity. However, we are in the process of reviewing a claim related to a discontinued operation for which we may or may not be liable. If it is determined that we are liable for this claim, we may incur a loss of up to $0.9 million.

Guarantees and Product Warranties—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees.  These financial instruments, which totaled approximately $104.3 million at September 30, 2010, represent guarantees of our future performance.  We also have provided approximately $13.0 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Balance at beginning of period	$6.9	$7.4	$7.3	$9.8
Expense for new warranties	1.6	1.9	4.6	6.4
Adjustments to existing accruals	0.2	0.2	-	(0.3)
Claims paid	(1.5)	(2.8)	(4.7)	(9.2)
Balance at end of period	$7.2	$6.7	$7.2	$6.7

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Revenue
JBT FoodTech	$124.8	$114.0	$361.9	$354.4
JBT AeroTech	86.9	78.6	226.3	235.9
Other revenue (1) and intercompany eliminations	4.8	3.8	5.6	5.3
Total revenue	$216.5	$196.4	$593.8	$595.6

Income before income taxes
Segment operating profit:
JBT FoodTech	$11.9	$10.4	$34.8	$34.7
JBT AeroTech	6.1	5.5	14.8	17.0
Total segment operating profit	18.0	15.9	49.6	51.7
Corporate items:
Corporate expense (2)	(4.3)	(4.0)	(12.0)	(11.0)
Other income (expense), net (1)	2.8	2.8	1.2	(0.5)
Net interest expense	(2.0)	(2.1)	(5.9)	(6.6)
Total corporate items	(3.5)	(3.3)	(16.7)	(18.1)
Income from continuing operations before income taxes	$14.5	$12.6	$32.9	$33.6

(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other income (expense), net, generally includes stock-based compensation, residual expenses associated with other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Corporate expense primarily includes corporate staff expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2010, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 4, 2010

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

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market positions and improves our results. We serve customers from around the world. During the first nine months of 2010, a significant portion of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue	$216.5	$196.4	$20.1	10.2
Costs and expenses:
Cost of sales	160.3	142.4	(17.9)	(12.6)
Selling, general and administrative expense	36.0	36.4	0.4	1.1
Research and development expense	4.5	3.9	(0.6)	(15.4)
Total costs and expenses	200.8	182.7	(18.1)	(9.9)
Other income, net	0.8	1.0	(0.2)	(20.0)
Net interest expense	(2.0)	(2.1)	0.1	4.8
Income from continuing operations before income taxes	14.5	12.6	1.9	15.1
Provision for income taxes	5.1	4.2	(0.9)	(21.4)
Income from continuing operations	9.4	8.4	1.0	11.9
Loss from discontinued operations, net of taxes	-	(0.1)	0.1	100.0
Net income	$9.4	$8.3	$1.1	13.3

Our total revenue of $216.5 million in the third quarter of 2010 represented an increase of $20.1 million compared to the same period in 2009. JBT FoodTech’s revenue increased by $10.8 million while JBT AeroTech’s revenue increased by $8.3 million. The increase in JBT FoodTech’s revenue was driven primarily by higher sales of freezing and chilling products and protein processing products in all geographic regions. The increase in JBT AeroTech’s revenue was driven by higher sales of ground support equipment and gate equipment products. Additionally, inbound orders received during the third quarter of 2010 increased by $37.4 million compared to the same period in 2009. Refer to Inbound Orders and Order Backlog for further details.

Our cost of sales of $160.3 million in the third quarter of 2010 represented an increase of $17.9 million compared to the same period in 2009, while gross profit (revenue less cost of sales) increased by $2.2 million. Higher sales volume resulted in an increase in gross profit of $5.4 million, which was partially offset by lower gross profit margins resulting from a mix of product sales due to a higher proportion of revenue from sales of new equipment and lower sales of Halvorsen loaders due to completion of a U.S. Air Force production contract.

Selling, general and administrative expenses were $0.4 million lower in the third quarter of 2010 compared to the same period in 2009 as a result of the favorable impact of foreign currency translation. We were able to better leverage selling, general and administrative expenses as these expenses decreased as a percentage of revenue from 18.5% to 16.6%.

Research and development expenses were $0.6 million higher in the third quarter of 2010 compared to the same period in 2009 as a result of higher investment in research and development activities primarily in products used for freezing, chilling and protein processing. However, research and development expenses remained relatively unchanged as a percentage of revenue.

Other income, net was $0.2 million lower in the third quarter of 2010 compared the same period in 2009 as a result of lower gains on investments in our non-qualified deferred compensation plan.

Net interest expense was $0.1 million lower in the third quarter of 2010 compared to the same period in 2009. The decrease in the interest expense was a result of a lower overall interest rate on our variable rate debt due to maturity of a $25 million interest rate swap on January 30, 2010. The interest rate swap previously fixed the interest rate on a portion of our borrowings under the credit facility at 3.675% plus a margin dependent on our leverage ratio.

Income tax expense in the third quarter of 2010 reflected an income tax rate of 34.8% after the favorable impact of $0.5 million of discrete items compared to an income tax rate of 33.1% after the favorable impact of $0.1 million of discrete items in the same period in 2009. The difference in the rate was primarily attributable to higher anticipated earnings in higher tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue
JBT FoodTech	$124.8	$114.0	$10.8	9.5
JBT AeroTech	86.9	78.6	8.3	10.6
Other revenue (1) and intercompany eliminations	4.8	3.8	1.0	26.3
Total revenue	$216.5	$196.4	$20.1	10.2

Income before income taxes
Segment operating profit:
JBT FoodTech	$11.9	$10.4	$1.5	14.4
JBT AeroTech	6.1	5.5	0.6	10.9
Total segment operating profit	18.0	15.9	2.1	13.2
Corporate items:
Corporate expense (2)	(4.3)	(4.0)	(0.3)	(7.5)
Other income, net (1)	2.8	2.8	-	-
Net interest expense	(2.0)	(2.1)	0.1	4.8
Total corporate items	(3.5)	(3.3)	(0.2)	(6.1)
Income from continuing operations before income taxes	$14.5	$12.6	$1.9	15.1

(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other income, net, generally includes stock-based compensation, residual expenses associated with other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Corporate expense primarily includes corporate staff expenses.

JBT FoodTech

JBT FoodTech’s revenue of $124.8 million in the third quarter of 2010 represented an increase of $10.8 million compared to the same period in 2009. The increase in revenue was driven by higher sales of freezing and chilling products and protein processing products in all geographic regions with the largest increases in North America and Europe, resulting in higher revenue of $9.5 million and $9.2 million, respectively. However, lower sales of fruit processing and in-container equipment partially offset the increase in revenue.

JBT FoodTech’s operating profit of $11.9 million in the third quarter of 2010 represented an increase of $1.5 million compared to the same period in 2009. Operating profit margin increased to 9.5 percent. Higher sales volume resulted in an increase in profit of $3.4 million. This increase was partially offset by a decrease in gross profit margin, higher selling costs and higher investment in research and development activities. Gross profit margins decreased due to a higher proportion of revenue from sales of new equipment and an unfavorable impact of global currency fluctuation on our production costs, specifically the strengthening of the Swedish krona against the euro, resulting in a decrease in profit of $0.8 million.

JBT AeroTech

JBT AeroTech’s revenue of $86.9 million in the third quarter of 2010 represented an increase of $8.3 million compared to the same period in 2009. The increase in revenue was a result of higher demand for our ground support equipment and gate equipment products.  Revenue from ground support equipment sales increased by $7.7 million, while revenue from gate equipment product sales increased by $8.0 million.  These increases in revenue were partially offset by lower sales of Halvorsen loaders due to completion of a U.S. Air Force production contract.

JBT AeroTech’s operating profit of $6.1 million in the third quarter of 2010 represented an increase of $0.6 million compared to the same period in 2009. Operating profit margin of 7.0 percent remained unchanged. Significant operating profit margin improvement in the ground support equipment product line was offset by unfavorable mix of products due to a lower proportion of revenue from Halvorsen loaders and lower operating profit margin in the gate equipment product line due to pricing pressure on a strategically important order. Higher sales volume and lower restructuring charges resulted in an increase in profit of $1.9 million and $0.4 million, respectively. However, gross profit margins declined due to an unfavorable mix of products, resulting in a decrease in profit of $1.7 million.

Corporate Items

Corporate items of $3.5 million in the third quarter of 2010 represented an increase of $0.2 million compared to the same period in 2009. The increase was driven by higher corporate staff costs.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue	$593.8	$595.6	$(1.8)	(0.3)
Costs and expenses:
Cost of sales	436.3	435.7	(0.6)	(0.1)
Selling, general and administrative expense	106.6	109.2	2.6	2.4
Research and development expense	13.1	12.4	(0.7)	(5.6)
Total costs and expenses	556.0	557.3	1.3	0.2
Other income, net	1.0	1.9	(0.9)	(47.4)
Net interest expense	(5.9)	(6.6)	0.7	10.6
Income before income taxes	32.9	33.6	(0.7)	(2.1)
Provision for income taxes	11.4	11.4	-	-
Income from continuing operations	21.5	22.2	(0.7)	(3.2)
Loss from discontinued operations, net of taxes	-	(0.1)	0.1	(100.0)
Net income	$21.5	$22.1	$(0.6)	(2.7)

Our total revenue of $593.8 million in the nine months ended September 30, 2010 represented a decrease of $1.8 million compared to the same period in 2009. JBT FoodTech’s revenue increased by $7.5 million as a result of the favorable impact of foreign currency translation. JBT AeroTech’s revenue decreased by $9.6 million as a result of lower sales of Halvorsen loaders due to completion of a U.S. Air Force production contract. However, inbound orders received during the nine months ended September 30, 2010 increased by $152.6 million compared to the same period in 2009. Refer to Inbound Orders and Order Backlog for further details.

Our cost of sales of $436.3 million in the nine months ended September 30, 2010 represented an increase of $0.6 million compared to the same period in 2009, while gross profit (revenue less cost of sales) decreased by $2.4 million. A decrease in gross profit margins, lower sales volume and lower gains on foreign currency transactions resulted in a decrease in gross profit of $4.0 million, $1.9 million and $0.8 million, respectively. Gross profit margins decreased due to competitive pricing pressure in Airport Services and lower sales of Halvorsen loaders. The decrease in gross profit was partially offset by lower restructuring charges, resulting in $2.5 million of higher gross profit, and the favorable impact of foreign currency translation, resulting in $1.8 million of higher gross profit.

Selling, general and administrative expenses were $2.6 million lower in the nine months ended September 30, 2010 compared to the same period in 2009. Excluding the unfavorable impact of foreign currency translation, selling, general and administrative expenses were $3.8 million lower. Selling expenses were $0.8 million lower due to savings from cost reduction initiatives implemented in 2009. General and administrative expenses were $3.0 million lower as a result of our efforts to reduce fixed costs such as retirement benefits partially offset by higher healthcare costs.

Research and development expenses were $0.7 million higher in the nine months ended September 30, 2010 compared to the same period in 2009 as a result of higher investment in research and development activities primarily in products used for freezing, chilling and protein processing. However, research and development expenses remained relatively unchanged as a percentage of revenue.

Other income, net was $0.9 million lower in the nine months ended September 30, 2010 compared to the same period in 2009 primarily as a result of lower gains on investments in our non-qualified deferred compensation plan.

Net interest expense was $0.7 million lower in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease in the interest expense was a result of a lower overall interest rate on our variable rate debt due to maturity of a $25 million interest rate swap on January 30, 2010. The interest rate swap previously fixed the interest rate on a portion of our borrowings under the credit facility at 3.675% plus a margin dependent on our leverage ratio.

Income tax expense in the nine months ended September 30, of 2010 reflects an income tax rate of 34.6% after the favorable impact of $0.5 million of discrete items compared to an income tax rate of 34.0% after the favorable impact of $0.1 million of discrete items in the same period in 2009. The difference in the rate was primarily attributable to higher anticipated earnings in higher tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2010	2009	$		%
Revenue
JBT FoodTech	$361.9	$354.4	$7.5	2.1%
JBT AeroTech	226.3	235.9	(9.6)	(4.1)
Other revenue (1) and intercompany eliminations	5.6	5.3	0.3	5.7
Total revenue	$593.8	$595.6	$(1.8)	(0.3	) %

Income before income taxes
Segment operating profit:
JBT FoodTech	$34.8	$34.7	$0.1	0.3%
JBT AeroTech	14.8	17.0	(2.2)	(12.9)
Total segment operating profit	49.6	51.7	(2.1)	(4.1)
Corporate items:
Corporate expense (2)	(12.0)	(11.0)	(1.0)	(9.1)
Other income (expense), net (1)	1.2	(0.5)	1.7	*
Net interest expense	(5.9)	(6.6)	0.7	10.6
Total corporate items	(16.7)	(18.1)	1.4	7.7
Income from continuing operations before income taxes	$32.9	$33.6	$(0.7)	(2.1	) %

*	Not meaningful.
(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other income (expense), net, generally includes stock-based compensation, residual expenses associated with other employee benefits, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Corporate expense primarily includes corporate staff expenses.

JBT FoodTech

JBT FoodTech’s revenue of $361.9 million in the nine months ended September 30, 2010 represented an increase of $7.5 million compared to the same period in 2009. The increase in revenue was driven primarily by favorable impact of foreign currency translation, resulting in $6.4 million of higher revenue. Despite a low level of comparable large orders, sales of freezing and chilling products and protein processing products in all geographic regions increased by $28.4 million but were mostly offset by lower sales of fruit processing products and in-container processing products.

JBT FoodTech’s operating profit of $34.8 million in the nine months ended September 30, 2010 represented an increase of $0.1 million compared to the same period in 2009. Operating profit margin decreased from 9.8 percent to 9.6 percent. The decrease in operating profit was driven primarily by an increase in research and development activities, which resulted in a decrease in profit of $1.4 million. This decrease was partially offset by higher sales volume and a slight increase in gross profit margins.

JBT AeroTech

JBT AeroTech’s revenue of $226.3 million in the nine months ended September 30, 2010 represented a decrease of $9.6 million compared to the same period in 2009. The decrease in revenue was driven primarily by lower sales of Halvorsen loaders due to completion of a U.S. Air Force production contract.

JBT AeroTech’s operating profit of $14.8 million in the nine months ended September 30, 2010 represented a decrease of $2.2 million compared to the same period in 2009. Operating profit margin decreased from 7.2 percent to 6.5 percent. Lower sales volume resulted in a decrease in profit of $2.1 million. Gross profit margins declined due to the lower proportion of revenue from Halvorsen loaders and competitive pricing pressure in Airport Services and resulted in a decrease in profit of $4.3 million. However, lower costs primarily due to cost reduction initiatives implemented in 2009 and lower restructuring charges partially offset these decreases and resulted in an increase in profit of $2.3 million and $1.9 million, respectively.

Corporate Items

Corporate items of $16.7 million in the nine months ended September 30, 2010 represented a decrease of $1.4 million compared to the same period in 2009. The decrease was driven by favorable pension expenses, including lower interest cost and higher expected return on pension assets.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
JBT FoodTech	$127.1	$125.2	$382.1	$335.6
JBT AeroTech	107.6	73.0	337.0	230.8
Other and intercompany eliminations	4.8	3.9	5.8	5.9
Total inbound orders	$239.5	$202.1	$724.9	$572.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	September 30, 2010	December 31, 2009	September 30, 2009
JBT FoodTech	$116.9	$96.7	$130.2
JBT AeroTech	225.4	114.7	132.4
Intercompany eliminations	-	(0.2)	(0.4)
Total order backlog	$342.3	$211.2	$262.2

As of September 30, 2010, JBT FoodTech’s order backlog increased by $20.2 million since year-end 2009 due to higher demand for freezing and chilling products and protein processing products. Order activity has increased in all regions with notable increases in Western Europe and North America. JBT FoodTech’s order backlog decreased by $13.3 million since September 30, 2009 primarily due to shipments of several large orders in the fourth quarter of 2009.

As of September 30, 2010, JBT AeroTech’s order backlog increased by $110.7 million since year-end 2009 and by $93.0 million since September 30, 2009. Both increases were driven by large orders received in 2010 for gate equipment products and ground support equipment. However, the increase in order backlog from September 30, 2009 was partially offset by a decrease in order backlog for Halvorsen loaders due to completion of a U.S. Air Force production contract.

During 2009, we corrected an immaterial error in the calculation of our order backlog, which resulted in a reduction of $9.8 million in order backlog reported as of September 30, 2009.

Change in the Savings Plan

In October 2010, we announced to participants in the John Bean Technologies Corporation Savings and Investment Plan (the “Savings Plan”) that the JBT Corporation stock fund would be removed from the list of investment options available to participants in the Savings Plan, effective as of January 1, 2011. This measure is being instituted in order to promote greater diversity of participants’ retirement savings among a variety of Savings Plan investments. All amounts invested by Savings Plan participants in our common stock held under the Savings Plan will be transferred to other Savings Plan investments by December 31, 2011, either by voluntary participant-directed transfers or by automatic quarterly transfers to be effected by us in 2011 to the extent participants continue to hold JBT Corporation common stock under the Savings Plan. As of September 30, 2010, 717,896 shares of our common stock were issued to participants under the Savings Plan.

Outlook

We anticipate improved market conditions for our product lines to continue in the remainder of 2010. Our full year effective tax rate is expected to be approximately 35% to 36%. We expect our 2010 diluted earnings per share to be in the range of $1.20 to $1.28, reflecting our year-to-date performance and current level of backlog.

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

Cash flows for the nine months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended
	September 30,
(In millions)	2010	2009
Cash provided by continuing operating activities	$2.4	$33.2
Cash required by investing activities	(12.9)	(20.0)
Cash provided (required) by financing activities	8.4	(45.7)
Net cash required by discontinued operations	(0.1)	-
Effect of exchange rate changes on cash and cash equivalents	0.3	1.6
Decrease in cash and cash equivalents	$(1.9)	$(30.9)

Cash flows provided by continuing operating activities during the nine months ended September 30, 2010 were $2.4 million, representing a $30.8 million decrease from the same period in 2009. The change in the cash flows is primarily attributable to changes in working capital as our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. The change in working capital was driven primarily by a reduction in accounts receivable during the 2009 period compared to an increase during the 2010 period.  During the nine months ended September 30, 2010, we made a voluntary contribution of $10.2 million to our U.S. defined benefit plan compared to a contribution of $14.0 million in the same period in 2009.

Cash flows required by investing activities during the nine months ended September 30, 2010 and 2009 were $12.9 million and $20.0 million, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and facilities. During the 2009 period, we used $6.7 million to fund an acquisition. Based on the timing of projects, we expect capital expenditures for 2010 to be approximately $20 million to $22 million.

Cash flows provided by financing activities during the nine months ended September 30, 2010 were $8.4 million compared to cash flows required by financing activities of $45.7 million during the same period in 2009. During the 2010 period our net borrowings increased by $12.7 million, while during the 2009 period we reduced our net borrowings by $40.1 million.

Financing Arrangements

We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of September 30, 2010, we had $66.5 million drawn on the credit facility, $29.3 million in letters of credit issued under the credit facility and $129.2 million of additional available funds.

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

Additionally, in January 2010, our Brazilian subsidiary entered into a R$5.3 million ($3.1 million) loan. The loan bears interest of 4.5% and is due in December 2012.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At September 30, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of September 30, 2010
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	10.3
Leverage ratio (2)	Not greater than 3.0	1.8
Capital expenditures (3)	Not greater than $33 million	$13.4 million
Dividends paid	Not greater than $20 million	$6.2 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	10.3
Leverage ratio (2)	Not greater than 3.25	1.8

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

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting estimates. During the nine-month period ended September 30, 2010, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the nine-month period ended September 30, 2010.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the nine-month period ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

2.1A	Amendment to Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: November 4, 2010

EXHIBIT INDEX

Number in Exhibit Table	Description

2.1A	Amendment to Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.