Form 10-K
period 2010-12-31
John Bean Technologies CORP
filed 2011-03-03
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-34036

John Bean Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware	91-1650317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

70 West Madison Street
Chicago, IL 60602
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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $409,615,033.

At February 28, 2011, there were 28,641,164 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

JBT FoodTech markets its solutions and services to multi-national and regional industrial food processing companies. The product offerings of our JBT FoodTech businesses include:

•	freezer solutions for the freezing and chilling of meat, seafood, poultry, ready-to-eat meals, fruits, vegetables and bakery products;
•	protein processing solutions that portion, coat and cook poultry, meat, seafood, vegetable and bakery products;
•	in-container processing solutions for fruits, vegetables, soups, sauces, dairy and pet food products as well as ready-to-eat meals in a wide variety of modern packages; and
•	fruit processing solutions that extract, concentrate and aseptically process citrus, tomato and other fruits and juices.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies and military forces. The product offerings of our JBT AeroTech businesses include:

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

Most of our product offerings contribute more than 10% to our consolidated revenue. While the business contribution varies year to year, individual revenue contributions of these product offerings have been between 2% and 18% of consolidated revenue. For financial information about our business segments see Note 17 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, IL 60602.

BUSINESS SEGMENTS

JBT FoodTech

Overview

JBT FoodTech is a leading supplier of customized industrial food processing solutions and services used in the food processing industry. We design, manufacture and service technologically sophisticated food processing systems for the preparation of ready-to-eat meals, shelf stable packaged foods, meat, seafood and poultry products, bakery products, juice and dairy products, and fruit and vegetable products.

We believe our success is derived from our continued technological innovation. We broadly categorize our technology solutions offerings into freezing and chilling, protein processing, in-container processing and fruit processing. We apply these differentiated and proprietary technologies to meet our customers’ food processing needs. We continually strive to improve our existing solutions and develop new solutions by working closely with our customers.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. Throughout our history, we have delivered over 40,000 pieces of food processing equipment which includes more than 8,000 industrial freezers, 2,400 industrial citrus juice extractors, 3,000 industrial sterilization systems and 8,000 coating systems. We estimate that the installed base of our equipment collectively processes approximately 75% of the global production of citrus juices, freezes approximately 50% of commercially frozen foods on a global basis and sterilizes approximately 50% of the world’s canned foods. This installed base provides a stream of recurring revenue from aftermarket products, parts, services and lease arrangements. Recurring revenue accounted for approximately 47% of our JBT FoodTech total revenue in 2010. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers.

We have operations positioned around the world to serve our existing JBT FoodTech equipment base located in more than 100 countries. Our principal production facilities are located in the United States (California, Ohio and Florida), Belgium, Brazil, China, Italy, South Africa, Sweden and the United Kingdom. In addition to sales and services offices based in more than 25 countries, we also support our customers in their development of new food products and processes as well as the refinement and experimentation of their current applications through eight technical centers located in the United States (California, Ohio and Florida), Brazil, Sweden, Belgium, Italy and China. Our global presence allows us to provide direct customized support to customers virtually anywhere they process foods.

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

Product Offering	Product Description	Food Applications	Capacity Ranges
FloFREEZE® Individual Quick Freeze (IQF)	Individually freezes sensitive, sticky and uneven shaped products	Fruits, Vegetables, Seafood, Pasta, Rice	Over 16 tons/hour

GYRoCOMPACT® Self-Stacking Spiral Freezer, Chiller, Proofer	Compact, self-contained design for quick, uniform freezing	Poultry, Meat, Seafood, Bakery, Dairy, Vegetables, Ready Meals	Over 9 tons/hour

ADVANTEC® Impingement Linear Freezers and Chillers	Quick freezing of thin, flat food	Meat, Seafood	Up to 5 tons/hour (over 20,000 ¼ lb burgers per hour)

Protein Processing. We are a leading supplier of equipment and services that enable us to provide integrated protein processing lines for a variety of convenience food products. Our broad systems offering includes horizontal slicers, continuous water-jet portioners, coating and seasoning applicators, frying systems and oven and cooking systems. Our fully integrated processing lines often span from the raw products initial point of entry onto the processing line through final packaging. Although our solutions are primarily used in the processing of poultry (including nuggets, strips and wings), we also provide systems that portion, coat or cook other food products ranging from breads and pizzas to meat patties, seafood and ready-to-eat meals. All of these applications we collectively refer to as “protein processing.” We believe that our installed base of cooking systems processes more meat, seafood and poultry products in North America than that of any other food processing equipment supplier. The following is an overview of our protein processing technology offerings.

Product Offering	Product Description	Food Applications	Capacity Ranges
DSI Portioning Systems	Horizontal slicing for consistent product thickness and computer-positioned vertical high-pressure water-jets cut complex shapes	Poultry, Meat, Seafood, Pizza	Over 1 ton/hour

Coating Applicators	Application of batter, tempura or breading prior to cooking	Poultry, Meat, Seafood, Vegetables	Over 7 tons/hour (over 150,000 ½ oz. chicken nuggets per hour)

THERMoFIN™Frying Systems	Patented technology that heats oil quickly and precisely for even and cost effective frying	Poultry, Meat, Seafood	Over 7 tons/hour (over 150,000 ½ oz. nuggets/hour)

GYRoCOMPACT® Spiral Ovens	Multi-zone spiral oven with programmable air control for consistent and uniform cooking	Poultry, Meat, Seafood	Over 9 tons/hour (over 40,000 4 oz. chicken breasts per hour)

JSO JetStream® Linear Ovens	High intensity convection oven for fast cooking with optimal flavor sealing and browning	Meat, Poultry	Over 4.5 tons/hour (over 20,000 ¼ lb. burgers per hour)

Double D Revoband Linear Oven	Custom built, high impingement oven for roasting, steaming and baking	Bakery, Meat, Seafood, Poultry, Vegetables	Over 1.6 tons/hour (over 30,000 Croissants per hour)

 In-Container Processing. We are a leading global supplier of fully integrated industrial sterilization systems that manufacture shelf stable foods in a wide variety of flexible and rigid packages. These integrated solutions include fillers, closers, sterilizers, material handling systems and controls that process foods including fruits and vegetables, soups and sauces, dairy products, a broad range of ready-to-eat meals and pet foods. We offer the largest selection of sterilization products in the industry, including continuous rotary and hydrostatic sterilizers primarily used for processing metal cans. We also provide automated batch retorts which can process an array of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our solutions offering also includes specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. Additionally, we offer leading modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes and introduce on-line corrections in the case of process deviations. The following is an overview of our in-container processing solutions technology offerings.

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

Fruit Processing. We are the leading supplier of industrial citrus processing equipment. Our citrus processing solutions typically include citrus extractors, finishers, pulp systems, evaporators and citrus ingredient recovery systems as well as aseptic systems (including sterilizers, fillers, flow lines and controls) integrated with bulk aseptic storage systems for not-from-concentrate orange juice. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze ® produce juicers. These patented juicers are used around the world in hotels, restaurants, coffee shops, convenience stores and juice bars.

We are among the leading suppliers of tomato and fruit processing equipment and aseptic sterilization and bulk filling systems. Our tomato and fruit processing lines are comprised of extraction, finishing, heating and mixing equipment, enzyme inactivators, evaporators, flash coolers, sterilizers and aseptic fillers that are mainly sold as an integrated processing line. We can also provide equipment for a specific need within a line. Our tomato processing lines are installed with leading processors throughout the world’s key tomato growing regions and produce a range of finished tomato products including tomato paste, concentrates, peeled tomato products, diced tomatoes, salsa, pizza sauce, ketchup and pureed and crushed tomatoes. Our aseptic processing lines are used in the bulk processing of a wide range of deciduous and tropical fruits into juices, particulates, purees and concentrates. These fruit products are used as ingredients for dairy products (yogurts, smoothies, flavored milk, and ice cream), bakery products and fruit-based beverages.

We provide technology solutions and products to extend the life, improve the appearance and preserve the taste of fresh fruits and vegetables. Once protected, fresh fruits or vegetables are individually labeled by our fast and efficient produce labeling systems. We also provide an integrated food safety solutions package including advisory services and data collection, management and monitoring technologies. The following is an overview of our fruit processing technology offerings.

Product Offering	Product Description	Food Applications	Capacity Ranges
Extractors, Pulpers, Finishers	Extract juice and/or pulp from fruit for large-scale processing and point-of-sale applications	Citrus, Tomatoes, Berries, Deciduous and Tropical Fruits	Industrial extractor: over 900 gallons per hour of juice

Hot & Cold Breaks, Evaporators	Enzymatic inactivation, concentration and aseptic cooling to preserve fruit product color and taste	Citrus, Tomatoes, Berries, Deciduous and Tropical Fruits	Over 70 tons/hour

Aseptic Sterilizers and Fillers	Aseptic commercial sterilization, cooling and bulk filling of fruit puree, concentrate or paste into 3 gallon to 300 gallon containers	Citrus, Tomatoes, Deciduous and Tropical Fruits	Aseptic sterilizer: over 60 tons/hour Aseptic filler: over 19 tons/hour

Fresh Produce Technologies	Preservation of fresh produce life, appearance and taste. High speed application of Price Look Up labels	Fruits, Vegetables	Coating application rates variable to match line speed Apply 900+ labels per minute

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment, corrosion monitoring control, food safety and process auditing and the provision of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts and services coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing recurring revenue.

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

As a market leader for many decades, there is a significant installed base of our airport and airline equipment around the world. We have delivered the largest volume of cargo loaders (9,000+), passenger boarding bridges (7,400+) and aircraft deicers (4,400+). We have also sold more than 2,100 mobile passenger steps, 1,800 cargo transporters and 1,500 tow tractors that are operating at airports around the world. This installed base provides a stream of recurring revenue from aftermarket parts, products and services. Recurring revenue accounted for approximately 35% of JBT AeroTech total revenue in 2010. Our installed base also offers continuous access to customer feedback for improvements and new product development.

JBT AeroTech products have been delivered to more than 100 countries. To support this equipment, we have operations located throughout the world. Our principal production facilities are located in the United States (Florida, Utah and Pennsylvania), China, Mexico and Spain. To augment our sourcing and manufacturing capabilities, we have established dedicated sourcing resources in India and China as well as regional manufacturing in Asia. We also have sales and services offices located in nine countries and collaborative relationships with independent sales representatives, distributors and service providers in over thirty additional countries.

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

Product Offering	Product Description	Aircraft Ranges	Capacity Ranges
Cargo Loaders	Loading and unloading of containerized cargo onto main and lower decks of aircraft	Wide variety of passenger and freighter aircraft up to Airbus A380	Up to 66,000 lbs

Cargo Transporters	Transport of containerized cargo to or from aircraft	Aircraft handling full size pallets or containers	Up to 15,400 lbs at 15.5 mph

Bulk Loader	Loading of baggage, cargo or mail packages into baggage holds with minimal lifting	Boeing 737 to 757-200 and Airbus A319 to 321	Up to 880 lbs

Aircraft Deicers	Deicing of aircraft on the ground including removal of snow, ice and frost	Wide variety of aircraft up to Airbus A380	Up to 2,200 gallons capacity of deicing fluid

Aircraft Tow Tractors	Pushing back of aircraft from gate or aircraft towing between gate and hangar	Regional to wide-body aircraft including Airbus A380	Draw bar pull of up to 72,000 lbs

Passenger Steps	Boarding of passengers when a boarding bridge is not available	Front and rear boarding doors of narrow and wide-body aircraft	Load capacity up to 13,000 lbs.

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

Military Equipment. In 2000, we were awarded the production contract to supply the U.S. Air Force with a new generation of military air cargo loader which is now known as the Halvorsen loader. We have delivered over 470 Halvorsen 25K Loaders to the United States military and international forces and we continue to provide parts support, service and retrofit kits for these Halvorsen loaders. We also have begun to supply these loaders to other branches of the U.S. Department of Defense and other international military customers.

Our Ground Support and Gate Equipment product lines also supply large aircraft tow tractors to the U.S. Air Force. We supply a wide range of mobile air conditioning units to the U.S. Air Force, the U.S. Navy, international military forces and airframe manufacturers. The following is an overview of our military equipment technology offering.

Product Offering	Product Description	Aircraft Ranges	Capacity Ranges
Halvorsen 25K and 44K Cargo Loaders	Rapidly deployable, high-reach loader that can transport and lift cargo onto military cargo aircraft	Cargo transport aircraft from C-130 up to the C-17 and KC-10	Load and transport up to 44,000 lbs

Aircraft Tow Tractors	Towing of aircraft around the airport ramp	Large cargo transport aircraft	Draw bar pull of up to 72,000 lbs

Mobile Air Conditioning	Mobile air conditioning units used for on the ground cooling	Jet fighters up to cargo transport aircraft	30 to 110 ton mobile air conditioning units

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

Sales and Marketing

We sell and market our products and services predominantly through a direct sales force, supplemented with independent distributors and sales representatives. Our experienced international sales force is comprised of individuals with strong technical expertise in our products and services and the industries in which they are sold.

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

Patents, Trademarks and Other Intellectual Property

We own a number of United States and foreign patents, trademarks and licenses that are cumulatively important to our business. We own approximately 506 United States and foreign patents and have approximately 287 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 345 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on our overall business.

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

JBT FoodTech’s major competitors include GEA Group Aktiengesellschaft, Convenience Food Systems Inc. (GEA signed a definitive agreement to acquire CFS in December 2010), Heat & Control, Inc., MYCOM, Nantong Freezing Equipment Company, Ltd., Barry-Wehmiller Companies, Inc., Allpax Products, Inc., Steriflow SAS, Atlas Pacific Engineering Company, Inc., Marel Food Systems, Brown International Corp. and CFT S.p.A.

JBT AeroTech’s major competitors include TLD, Schopf Maschinenbau GmbH, Trepel, Verstergaard Company A/S, Global Ground Support LLC, Tug Technologies Corporation, ThyssenKrupp AG, Shenzhen CIMC-TianDa Airport Support Ltd., Linc Facility Services, Johnson Controls Inc., ERMC and Elite Line Services, Inc.

Employees

We employ approximately 3,300 people with approximately 1,900 located in the United States. Approximately 190 of our employees in the United States are represented by one collective bargaining agreement that covers these employees through August of 2011.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 65% of our international employees are covered under national employee unions.

We maintain good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Customers

No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

JBT FoodTech’s customers range from large multinational food processing companies to smaller regional food processing companies. Our principal customers include companies such as: Agrosuper S.A., Ajinomoto, Co. Ltd., Aujan Industries Co LLC, Bonduelle Group, Campbell Soup Company, CIA Pesquera Camanchaca S.A., Citrofrut, Citrovita, The Coca-Cola Company, COFCO Tunhe Tomato Products Co. Ltd., ConAgra Foods, Inc., Conserva Italia, DelMonte Foods Company, Dole Food Company, Inc., Eckes-Granini Group GmbH, Florida’s Natural Growers, General Mills, Inc., Gloria Foods Company, Great Giant Pineapple Co., Grupo Altex, Grupo Fisher, Hero AG, H.J. Heinz Company, Huiyan Group, Inghams Enterprises Pty Limited, Industrias Bachoco, J. Garcia-Carrion, Jamba Juice Company, Jain Irrigation Systems Ltd., JBS S.A.,  Leche Pascual, Marfrig Alimentos S.A., Louis Dreyfus Commodities, Morning Star Packing Company, National Food Industries LLC, Nestlé, Novartis AG, Nutricima Limited, OSI Group, LLC, Perdigăo S.A., Sadia S.A., Southern Gardens Citrus, Starkist Tuna, Sucocitrico Cutrale, Sunkist Growers, Inc., Thai Dairy Industry Co. Ltd., Thai Union Frozen Products Public Company Limited, Tropicana Products, Inc., Tyson Foods, Inc., Unilever PLC and Xinjiang Chalkis Tomato Products Co. Ltd.

JBT AeroTech’s customers are domestic and international airlines, airfreight and ground handling companies, domestic and international airport authorities and the United States and foreign military forces. Our principal customers include companies such as: Air Canada, Air China, Air France KLM, The Boeing Company, British Airports Authority, British Airways, the Canadian Forces, China Southern Airlines, Dallas Fort Worth International Airport, Delta Air Lines, Denver International Airport, DHL, FedEx Corp., EgyptAir, Houston Airport Systems, Iberia Airlines, LAN Airlines, Los Angeles International Airport, Massport/Logan International Airport, McCarran International Airport, Menzies Aviation, Miami International Airport, Saab AB, Servisair, Singapore Airlines, Southwest Airlines, Swissport International, TAM Airlines, Thai Airways International, United Continental Holdings, Inc., UPS, and the U.S. Air Force.

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

Financial Information about Geographic Areas

A significant portion of our consolidated revenue is generated in markets outside of the United States. For financial information about geographic areas see Note 17 of our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

Executive Officers

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 28, 2011, are as follows:

Name	Age	Office, year of election
Charles H. Cannon, Jr.	58	Chairman, Chief Executive Officer and President (2008)
Ronald D. Mambu	61	Vice President, Chief Financial Officer and Controller (2008)
Torbjörn Arvidsson	59	Vice President and Division Manager-Food Solutions and Services (2008)
Juan C. Podesta	59	Vice President and Division Manager-Food Processing Systems (2008)
John Lee	53	Vice President and Division Manager-JBT AeroTech (2008)
Kenneth Dunn	54	Vice President, General Counsel and Assistant Secretary (2008)
Mark Montague	57	Vice President, Human Resources (2008)
Megan Donnelly	42	Chief Accounting Officer (2008)

CHARLES H. CANNON, JR. has served as Chairman of the Board of Directors, Chief Executive Officer and President of JBT Corporation since April 2008. Mr. Cannon served as Senior Vice President of FMC Technologies from March 2004 until July 2008, when FMC Technologies distributed all of the stock of its wholly-owned subsidiary, JBT Corporation, to its shareholders in a spin-off effective July 31, 2008.  Mr. Cannon served as a Vice President of FMC Technologies since February 2001. Since 1998, Mr. Cannon served as Vice President and General Manager-FMC FoodTech and Transportation Systems Group.  Mr. Cannon joined FMC Corporation in 1982 as a Senior Business Planner in the Corporate Development Department. He became Division Manager of FMC Corporation’s Citrus Machinery Division in 1989, Division Manager of its Food Processing Systems Division in 1992 and Vice President and General Manager of FMC FoodTech in 1994. Mr. Cannon has also served on the Board of Directors of Standex International Corporation since 2004.

RONALD D. MAMBU has served as our Vice President, Chief Financial Officer and Controller since April 2008 and served as our Treasurer from April 2008 until November 2009. From February 2001 until April 2008, Mr. Mambu served as Vice President and Controller of FMC Technologies. Mr. Mambu was Director of Financial Planning of FMC Corporation from 1994 until his appointment as Vice President and Controller of FMC Corporation in 1995. Mr. Mambu joined FMC Corporation in 1974 as a financial manager in Philadelphia. He served in a variety of roles at FMC Corporation, including Controller of its former Food and Pharmaceutical Products Division from 1977 to 1982, Controller of Machinery Europe Division from 1982 to 1984, Controller of Agricultural Products Group from 1984 to 1987, Director of Financial Control from 1987 to 1993 and Director of Strategic Planning from 1993 to 1994.

TORBJÖRN ARVIDSSON has served as our Vice President and Division Manager-Food Solutions and Services since July 2008. Mr. Arvidsson served as a Division Manager for FMC Technologies’ Food Solutions and Services from October 2005 until July 2008. Mr. Arvidsson rejoined Frigoscandia Equipment in 1994 as Business Development Manager, a role he continued in after the acquisition of Frigoscandia Equipment by FMC FoodTech in 1996. In 1998, Mr. Arvidsson was appointed General Manager North America, located in Seattle, Washington, a position he held until late 2000 when he was appointed General Manager Europe and relocated back to Helsingborg, Sweden. In 2001, Mr. Arvidsson also assumed responsibility for FMC FoodTech’s Asia Pacific region. Mr. Arvidsson has been involved in the international food equipment industry his whole career, dating back to 1975 when he first joined Frigoscandia Equipment after graduating from Lund University, Sweden. In 1983 he graduated from IMI, Geneva (Advanced Management MBA). Mr. Arvidsson served as General Manager for Square AB within the Alfa-Laval Group from 1984 to 1987, when he joined Akerlund & Rausing as Division Manager for its overseas companies. In 1990, Mr. Arvidsson rejoined Alfa-Laval as Deputy General Manager for its convenience food division. Alfa-Laval later became Tetra-Laval after Tetra-Pak’s acquisition of Alfa-Laval.

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

JOHN LEE has served as our Vice President and General Manager – JBT AeroTech since August 2008.  Prior to joining the Company, Mr. Lee worked for United Technologies Corporation, most recently as President, North America for Carrier Refrigeration.  From 2006 to 2007, he was President, Building Systems and Services for Asia Pacific, and from 2005 to 2006, he was President, Carrier Refrigeration Asia Pacific, based in Shanghai, China for both positions.  From 2002 to 2005, Mr. Lee served as Director, Purchasing, Vice President, Sales and Marketing, and then President, for Carrier Korea Operation based in Seoul, Korea.  He started with United Technologies in 1993 as a program manager for Sikorsky Aircraft, a role he served until 1997.  From 1997 to 2000, he was the Regional Director for Pratt & Whitney, Southeast Asia, based in Singapore.  Before working for United Technologies, Mr. Lee served various marketing and strategic planning roles with McDonnell Douglas and Northrop Grumman Corporation. Mr. Lee is a graduate of the United States Military Academy, West Point and recived an MBA from the MIT Sloan School of Management.

KENNETH C. DUNN has served as our Vice President and General Counsel since October 2008.  Prior to joining the Company, Mr. Dunn served as Chief Sustainability Officer for the Denver Public School (“DPS”) system from June through September 2008.  Prior to DPS, Mr. Dunn worked for Quest Communications International, Inc., where he served as Vice President and Chief Corporate Development and Strategy Officer from 2004 to May 2008.  From 2002 to 2004, Mr. Dunn served Qwest as Vice President and Deputy General Counsel – Complex Transactions.  From 2001 to 2002, Mr. Dunn performed pro-bono environmental law work primarily on public lands issues in the Mountain West.  From 1999 to 2001, Mr. Dunn worked for SBC Communications, Inc., serving as its General Attorney and Assistant General Counsel – Mergers and Acquisitions.  From 1995 to 1999 he served as Assistant General Counsel – Transactions for Ameritech Corporation.  Prior to that, Mr. Dunn was a Vice President and Associate General Counsel of John Nuveen & Company.  From 1982 through 1995, Mr. Dunn was in private law practice with the Chicago based law firm of Gardner, Carton & Douglas.  Mr. Dunn received his law degree from Stanford University in 1982 and his undergraduate degree from Duke University in 1978. Mr. Dunn has also served as a member of the Board of Directors of Integra Telecom, Inc., since December 2009.

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

Our business may be adversely affected by changes in current or future national or global economic conditions, including interest rates, availability of capital, consumer spending rates, foreign currency exchange rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our required raw materials, thereby negatively affecting our financial results. Until economic conditions return to levels experienced prior to the recent disruptions in credit and other financial markets,  national and global economic conditions could, among other things:

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

A downturn or slow recovery from the recent global economic crisis in certain of the major markets we serve could materially adversely affect results.

The recent global economic crisis has caused downturns in many industrial and/or regional markets, including the food processing and air transportation markets. Although we have been experiencing a slow recovery from the economic crisis, there can be no assurance as to when economic conditions will recover fully. A further or unexpectedly sustained downturn, or a slow recovery from the recent downturn, in one or more of these markets could have a material adverse effect on our business, results of operations or financial condition.

Our customers may not be able to meet their financial obligations to us or we may experience less business as a result of the recent global economic environment, which would adversely affect our financial condition and results of operations.

Some of our existing and prospective worldwide customers continue to suffer from the recent problems affecting the global economy. As a result, we may sell less new equipment and fewer parts and services to these customers and certain of these customers could pose credit risks to us. Our inability to collect receivables from one or more important customers could adversely affect our results of operations and financial condition.

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

The air transportation industry in general is particularly sensitive to changes in economic conditions. Unfavorable general economic conditions, such as a constrained credit market, reduced consumer confidence, higher unemployment rates and increased business operating costs, particularly fuel costs, can reduce spending for both passenger travel and decrease demand for cargo air carrier services. Unfavorable economic conditions can also impact our customers’ ability to raise pricing to counteract increased fuel, labor, and other costs, making it less likely that they will expend resources on JBT AeroTech equipment as they have in the past.

Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business or fluctuations in currency exchange rates could negatively affect our business, financial condition and results of operations.

We operate manufacturing facilities in nine countries other than the United States, and our international sales accounted for a significant portion of our 2010 revenue. Multiple factors relating to our international operations and to particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include:

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

The federal government is the largest contractor in the United States. Our JBT AeroTech business enters into contracts with the U.S. government, including a long-term contract relating to the sale and logistics support of our Halvorsen Loader, which is a military air cargo loader, to the U.S. Air Force. As a result we are subject to various laws and regulations that apply to companies doing business with the U.S. government. The laws governing U.S. government contracts differ in several respects from the laws governing private contracts. They are heavily regulated to curb misappropriation of funds and ensure uniform policies and practices across agencies. Their ongoing funding is tied to National Defense Budgets and Procurement Programs that are annually negotiated and approved or disapproved by the U.S. Department of Defense, Executive Branch and the Congress. For example, if there were any shifts in spending priorities or if funding for the U.S. Air Force cargo loader program were reduced or cancelled, the resulting loss of revenue may have a material adverse impact on our JBT AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. Moreover, U.S. defense contracts, in particular, are unilaterally terminable at the option of the U.S. government with compensation for work completed and costs incurred.

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

Our businesses compete in highly competitive markets where differentiation is based on product features and design, brand recognition, reliability, durability, technology, energy efficiency, breadth of product offerings, price, customer relationships, delivery lead times, serviceability and aftermarket parts and services.  We have a number of domestic and international competitors in most of the product lines we offer. Many of our competitors are focused on particular product lines or geographical regions or emphasize their local manufacturing presence or local market knowledge. Some of our competitors have different pricing structures and may be able to deliver their products at lower prices. Although we believe that the performance and price characteristics of our products will provide competitive solutions for our customers' needs, there can be no assurance that our customers will continue to choose our products over products offered by competitors.These competitive pressures could adversely affect our results of operations and financial condition.

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

As a technology company, our intellectual property portfolio is crucial to our continuing ability to be a leading solutions and services provider to the food processing and air transportation industries. We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards and operating policies. To the extent we are not successful, our business, financial condition, results of operations and cash flows could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.

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

We have internal controls and management oversight systems in place, however, we may not be able to prevent or detect misstatements in our reported financial statements due to system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight of resource contracts and other factors. In addition, due to their inherent limitations, such controls may not prevent or detect misstatements in our reported financial results as required under SEC and New York Stock Exchange (NYSE) rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and as it is necessary to replace, upgrade or modify our internal information systems from time to time. If we are unable to implement these changes in a timely and cost-effective manner, our ability to capture and process financial transactions and support our customers as required may be materially adversely impacted and could harm our business, financial condition, results of operations and cash flows.

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

There is an increased focus by the SEC and Department of Justice on enforcement of the Foreign Corrupt Practices Act (the “FCPA”). Given the breadth and scope of our international operations, we may not be able to detect or prevent improper or unlawful conduct by our international partners and employees, despite our ethics, governance and compliance standards, which could put us at risk regarding possible violations of laws, including the FCPA.

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

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated gains (losses) – net, benefit plans. At the end of 2010, the projected benefit obligation of our pension plans was $275.2 million and assets were $207.5 million. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Pension Assumptions in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act (ERISA).

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

We lease executive offices totaling approximately 24,000 square feet in Chicago, Illinois. We believe that our properties and facilities meet our current operating requirements and are in good operating condition. However, our facility in Lakeland is one of our older facilities, and we are in the process of evaluating alternatives of replacement or refurbishment. We believe that each of our significant manufacturing facilities is operating at a level consistent with the industries in which we operate. The following are significant production facilities for our JBT FoodTech operations:

LOCATION	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	250,000	Owned
Lakeland, Florida	225,000	Owned
Sandusky, Ohio	140,000	Owned

International:
St. Niklaas, Belgium	289,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased
Araraquara, Brazil	125,000	Owned
Parma, Italy	72,000	Owned
Ningbo, China	60,000	Leased
Edinburgh, Scotland	41,000	Leased
Cape Town, South Africa	38,000	Leased

The significant production properties for our JBT AeroTech operations are listed below:

LOCATION	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Orlando, Florida	253,000	Owned
Ogden, Utah	220,000	Owned/Leased
Chalfont, Pennsylvania	67,000	Leased

International:
Madrid, Spain	258,000	Owned
Shenzhen, China	43,000	Leased
Juarez, Mexico	33,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol JBT. Market information with respect to the high and low sales prices for our common stock for each fiscal quarter of 2010 and 2009 are contained in Note 18 to our consolidated financial statements.

As of February 28, 2011, there were 3,330 holders of record of JBT Corporation’s common stock.

Dividends

Since becoming a standalone public company in the third quarter of 2008, we have paid a quarterly cash dividend of $0.07 per common share. We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends as they are subject to Board of Directors approval and depend on future earnings, financial condition, capital requirements, financial covenants, industry practice and other factors our Board deems relevant.

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

In accordance with SEC rules, the information contained in the Stock Performance Graph above shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A or 14C, other than as provided under Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for each of the three years in the period ended December 31, 2010 and the balance sheet data as of December 31, 2010 and 2009 are derived from our audited financial statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2008, 2007 and 2006  and the income statement and cash flow data for the years ended December 31, 2007 and 2006 were derived from audited financial statements that are not presented in this report.

The financial information presented below may not reflect what our results of operations, cash flows and financial position would have been had we operated as a separate, stand-alone entity during the periods prior to the Separation, or what our results of operations, financial position and cash flows will be in the future. In addition, the Risk Factors section of Item 1A of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
(In millions, except per share data)	2010	2009	2008	2007	2006
Income Statement Data:
Revenue:
JBT FoodTech	$520.8	$515.8	$584.0	$594.1	$496.2
JBT AeroTech	351.2	320.7	446.9	386.0	348.7
Other revenue and intercompany eliminations	8.4	5.1	(2.8)	(2.1)	(0.6)
Total Revenue	$880.4	$841.6	$1,028.1	$978.0	$844.3
Operating expenses:
Cost of sales	$649.5	$621.2	$776.3	$740.8	$631.1
Selling, general and administrative expense	147.8	147.8	152.9	153.8	146.7
Research and development expense	17.5	17.1	22.0	18.7	16.2
Other (income) expense, net	(1.5)	(2.2)	6.6	3.6	(0.1)
Operating income	67.1	57.7	70.3	61.1	50.4
Net interest (expense) income	(7.8)	(8.8)	(3.8)	0.5	0.4
Income from continuing operations before income taxes	59.3	48.9	66.5	61.6	50.8
Provision for income taxes	21.4	16.1	22.4	21.5	16.0
Income from continuing operations	37.9	32.8	44.1	40.1	34.8
(Loss) income from discontinued operations, net of income taxes	(0.6)	-	0.1	(3.7)	(0.2)
Net income	$37.3	$32.8	$44.2	$36.4	$34.6
Common Stock Data:
Diluted Earnings Per Share (1):
Income from continuing operations	$1.30	$1.15	$1.59	$1.45	$1.26
Net income	$1.28	$1.15	$1.59	$1.32	$1.26
Diluted weighted average shares outstanding	29.1	28.6	27.8	27.5	27.5
Common Stock Price Range:
High	$20.78	$19.00	$14.50	$-	$-
Low	$14.35	$8.67	$5.86	$-	$-
Cash dividends declared per common share	$0.28	$0.28	$0.07	$-	$-

(1)
For all periods prior to July 31, 2008, the date of our spin-off from FMC Technologies, the number of diluted shares being used is the number of shares outstanding on July 31, 2008, as our common stock was not traded prior to July 31, 2008 and there were no dilutive securities in the prior periods.

	At December 31,
(In millions)	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$582.2	$520.4	$578.1	$553.2	$499.4
Long-term debt, less current portion	145.4	131.8	185.0	-	-

	Year Ended December 31,
(In millions)	2010	2009	2008	2007	2006
Other Financial Information:
Capital expenditures	$24.3	$19.8	$22.9	$23.0	$22.7
Cash flows provided by continuing operating activities	$17.6	$54.1	$81.8	$39.0	$96.3
Order backlog (unaudited)	$286.8	$211.2	$285.5	$398.4	$322.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market position and improves our results. We serve customers from around the world. During 2010, a significant portion of our total sales were to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenue	$880.4	$841.6	$1,028.1	$38.8	$(186.5)
Cost of sales	649.5	621.2	776.3	(28.3)	$155.1
Gross profit	230.9	220.4	251.8	10.5	(31.4)
Selling, general and administrative expense	147.8	147.8	152.9	-	5.1
Research and development expense	17.5	17.1	22.0	(0.4)	4.9
Other (income) expense, net	(1.5)	(2.2)	6.6	(0.7)	8.8
Operating income	67.1	57.7	70.3	9.4	(12.6)
Net interest expense	(7.8)	(8.8)	(3.8)	1.0	(5.0)
Income from continuing operations before income taxes	59.3	48.9	66.5	10.4	(17.6)
Provision for income taxes	21.4	16.1	22.4	(5.3)	6.3
Income from continuing operations	37.9	32.8	44.1	5.1	(11.3)
(Loss) income from discontinued operations, net of income taxes	(0.6)	-	0.1	(0.6)	(0.1)
Net income	$37.3	$32.8	$44.2	$4.5	$(11.4)

2010 Compared With 2009

Total revenue increased by $38.8 million (approximately 5%) in 2010 compared to 2009 as a result of higher product sales. JBT AeroTech’s revenue increased by $30.5 million as a result of higher demand for our ground support equipment and gate equipment products. JBT FoodTech’s revenue in constant currency remained relatively unchanged as higher sales of freezing and chilling products and protein processing products were offset by lower sales of fruit processing products and in-container processing products. Favorable impact of foreign currency translation resulted in $5.8 million of higher revenue.

Gross profit increased by $10.5 million in 2010 compared to 2009. Higher sales volume and a slight improvement in gross profit margins resulted in an increase in gross profit of $8.8 million and $0.5 million, respectively. Savings in retirement benefit costs due to the freeze of the U.S. pension plan at the end of 2009 were partially offset by higher healthcare costs. Favorable impact of foreign currency translation resulted in higher gross profit of $1.1 million.

Operating income increased by $9.4 million in 2010 compared to 2009 while operating income margins improved from 6.9% to 7.6%. The increase in operating income was driven by higher gross profit. Additionally, we were able to better leverage selling, general and administrative expenses as these expenses decreased as a percentage of revenue from 17.6% to 16.8%. Research and development expenses remained relatively unchanged as a percentage of revenue. Gains on investments in our non-qualified deferred compensation plan, which are reported in other (income) expense, net, were $0.6 million lower in 2010 compared to 2009.

Net interest expense was $1.0 million lower in 2010 compared to 2009. The decrease in net interest expense was a result of a lower overall interest rate on our variable rate debt due to maturity of a $25 million interest rate swap on January 30, 2010. The interest rate swap previously fixed the interest rate on a portion of our borrowings under the credit facility at 4.9%.

Income tax expense for 2010 reflects an effective income tax rate of 36.1% compared to 32.9% for 2009. The difference in the rate is attributable to higher earnings in higher tax jurisdictions relative to the prior year and the absence of a comparable reversal of a valuation allowance on deferred tax assets recorded in 2009.

2009 Compared With 2008

Our total revenue decreased by $186.5 million (approximately 18%) in 2009 compared to 2008. Both of our segments were affected by the challenging industry and economic conditions that began in 2008. JBT AeroTech revenue decreased by $126.2 million, primarily due to a decline in sales volume of our ground support equipment. Excluding the unfavorable impact of foreign currency translation of $18.2 million, JBT FoodTech revenue decreased by $50.0 million, primarily due to a decline in sales volume of our freezing and chilling products and protein processing products in Europe and Latin America. Additionally, gains on foreign currency transactions primarily related to derivative instruments resulted in $8.0 million of higher revenue.

Gross profit decreased by $31.4 million in 2009 compared to 2008. The decrease in gross profit was driven by lower sales volume and unfavorable impact of foreign currency translation, resulting in lower gross profit of $39.8 million and $10.4 million, respectively. However, the decrease in gross profit was partially offset by improved gross profit margins due to a higher proportion of revenue from aftermarket parts and services along with product margin improvement in some of JBT AeroTech’s products. This resulted in $18.8 million of incremental gross profit, despite $3.9 million of charges incurred in 2009 related to our cost reduction programs.

Operating income decreased by $12.6 million in 2009 compared to 2008 while operating income margins improved slightly from 6.8% to 6.9%. The decrease in operating income was driven by lower gross profit. However, lower selling, general and administrative expenses and research and development expenses partially offset the decrease by $5.1 million and $4.9 million, respectively. Selling costs decreased as a result of lower sales volume while the other costs decreased due to a reduction in staffing levels in our operations and lower spending as a result of cost reduction programs. Additionally, other (income) expense, net had a favorable impact of $8.8 million as we recognized a gain of $1.7 million on investments in our non-qualified deferred compensation plan in 2009 compared to a loss of $3.2 million in 2008, and a gain of $0.5 million on foreign currency transactions compared to a loss of $3.3 million mostly allocated to us from our former parent in 2008.

Net interest expense was $5.0 million higher in 2009 compared to 2008. The expense in 2009 reflects the full year interest expense on the senior unsecured notes we issued and the credit facility we entered into in July 2008 in connection with the Separation, while the expense in 2008 reflects interest expense on the same debt for only the period after the Separation, as we did not have significant amounts of debt outstanding prior to the Separation.

Income tax expense for 2009 resulted in an effective income tax rate of 32.9%, compared to an effective rate of 33.7% for 2008. The decrease in the effective tax rate was driven by a reversal of a $1.1 million valuation allowance on deferred tax assets related to one of our foreign operations.

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

As a result of the amendments to our domestic defined benefit pension plans, in 2009 we recognized a curtailment gain of $0.8 million to recognize all previously unrecognized prior service benefits. Additionally, as a result of discontinuing future benefit accruals for active non-union employees, our projected benefit obligation as of December 31, 2009 was reduced by $25.6 million.

In October 2010, we announced to participants in the John Bean Technologies Corporation Savings and Investment Plan (the “Savings Plan”) that the JBT Corporation stock fund would be removed from the list of investment options available to participants in the Savings Plan, effective as of January 1, 2011. This measure is being instituted in order to promote greater diversity of participants’ retirement savings among a variety of Savings Plan investments. All amounts invested by Savings Plan participants in our common stock held under the Savings Plan will be transferred to other Savings Plan investments by December 31, 2011, either by voluntary participant-directed transfers or by automatic quarterly transfers to be effected by us in 2011 to the extent participants continue to hold JBT Corporation common stock under the Savings Plan. As of December 31, 2010, 444,771 shares of our common stock were issued to participants under the Savings Plan.

Outlook

We expect continued improvement in market conditions for most of our product lines, with improvements varying significantly by region. Our backlog at December 31, 2010 is significantly higher than it was at December 31, 2009, which provides some visibility into 2011.  However, we remain concerned over continued high levels of global economic and political uncertainty as well as the impact of higher fuel and other commodity costs in 2011.  Our full year effective tax rate for 2011 is expected to be approximately 34% to 36%.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Revenue
JBT FoodTech	$520.8	$515.8	$584.0	$5.0	$(68.2)
JBT AeroTech	351.2	320.7	446.9	30.5	(126.2)
Other revenue and intercompany eliminations	8.4	5.1	(2.8)	3.3	7.9
Total revenue	$880.4	$841.6	$1,028.1	$38.8	$(186.5)
Income before income taxes
Segment operating profit:
JBT FoodTech	$55.8	$52.4	$61.1	$3.4	$(8.7)
JBT AeroTech	28.6	27.2	38.5	1.4	(11.3)
Total segment operating profit	84.4	79.6	99.6	4.8	(20.0)
Corporate items:
Corporate expense	(17.3)	(15.4)	(15.0)	(1.9)	(0.4)
Other expense, net	-	(6.5)	(14.3)	6.5	7.8
Net interest expense	(7.8)	(8.8)	(3.8)	1.0	(5.0)
Total corporate items	(25.1)	(30.7)	(33.1)	5.6	2.4
Income from continuing operations before income taxes	59.3	48.9	66.5	10.4	(17.6)
Provision for income taxes	21.4	16.1	22.4	5.3	(6.3)
Income from continuing operations	37.9	32.8	44.1	5.1	(11.3)
(Loss) income from discontinued operations, net of income taxes	(0.6)	-	0.1	(0.6)	(0.1)
Net income	$37.3	$32.8	$44.2	$4.5	$(11.4)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes. During the fourth quarter of 2010, we changed the method we use to measure segment operating profit by excluding restructuring costs. As a result, all prior year measurements of segment operating profit have been restated for comparative purposes. Restructuring costs included in other expense, net were:

(in millions)	2010	2009	2008
JBT FoodTech	$0.8	$1.8	$0.9
JBT AeroTech	2.9	2.1	-
Total	$3.7	$3.9	$0.9

JBT FoodTech

2010 Compared With 2009

 JBT FoodTech’s revenue of $520.8 million represented an increase of $5.0 million in 2010 compared to 2009. The increase in revenue was driven primarily by a favorable impact of foreign currency translation, resulting in $6.6 million of higher revenue. Despite smaller order sizes relative to prior year, sales of freezing and chilling products and protein processing products in all geographic regions increased by $34.6 million. However, this increase was offset by an unfavorable year-over-year comparison of sales of large orders of fruit processing products and in-container processing products. During 2009, we sold $38.5 million of large orders of fruit processing products and in-container processing products received in 2008 and early part of 2009.

JBT FoodTech’s operating profit of $55.8 million represented an increase of $3.4 million in 2010 compared to 2009. Operating profit margins increased from 10.2% to 10.7%. The increase in operating profit was driven primarily by an improvement in gross profit margins, which resulted in $7.3 million of higher profit. Gross profit margins improved due to higher proportion of higher margin smaller sized projects and aftermarket sales as well as lower expenses related to retirement benefits and non-recurring costs. A slight decrease in sales volume resulted in $0.5 million of lower profit. Additionally, higher selling, general and administrative, and research and development costs resulted in $3.4 million of lower profit.

2009 Compared With 2008

 JBT FoodTech’s revenue of $515.8 million represented a decrease of $68.2 million in 2009 compared to 2008. Continued challenging economic conditions in Europe and Latin America affected sales of our JBT FoodTech products. Sales of our freezing and chilling products and protein processing products declined in Europe by $29.5 million and in Latin America by $31.0 million. However, sales of our freezing and chilling products and protein processing products in Asia increased by $7.8 million. Sales of our freezing and chilling products and protein processing products in North America increased by $8.0 million in the ready meals market and by $5.6 million in the poultry market driven by shipments of large orders in 2009, however these increases were offset by lower sales in the meat and other markets. Sales of our in-container and fruit processing product lines improved slightly compared to the prior year period due to completion of large projects. Unfavorable impact of foreign currency translation resulted in $18.2 million of lower revenue.  The remaining difference was primarily due to favorable impact of foreign currency transactions.

JBT FoodTech’s operating profit of $52.4 million represented a decrease of $8.7 million in 2009 compared to 2008. Lower sales volume resulted in $15.7 million of lower profits. However, gross profit margins improved due to a higher proportion of revenue from aftermarket parts and services resulting in $2.9 million of incremental profits. Research and development costs decreased by $2.8 million while general and administrative costs decreased by $1.9 million primarily due to a cost reduction program we implemented in the first quarter of 2009. Selling costs decreased by $0.9 million primarily due to lower sales volume. The remaining difference was primarily due to an unfavorable impact of foreign currency translation.

JBT AeroTech

2010 Compared With 2009

JBT AeroTech’s revenue of $351.2 million represented an increase of $30.5 million in 2010 compared to 2009. The increase in revenue was a result of higher demand for our ground support equipment and gate equipment products. Revenue from ground support equipment sales increased by $26.6 million, while revenue from gate equipment product sales increased by $23.8 million. These increases in revenue were partially offset by lower sales of Halvorsen loaders due to completion of a U.S. Air Force production contract.

JBT AeroTech’s operating profit of $28.6 million represented an increase of $1.4 million in 2010 compared to 2009. Operating profit margin decreased from 8.5% to 8.1%. Higher sales volume resulted in an increase in profit of $7.1 million while lower costs primarily due to cost reduction initiatives implemented in 2009 resulted in an increase in profit of $2.1 million. Gross profit margins declined due to the lower proportion of revenue from Halvorsen loaders and competitive pricing pressure in Airport Services, which together resulted in a decrease in profit of $7.8 million.

2009 Compared With 2008

JBT AeroTech’s revenue of $320.7 million represented a decrease of $126.2 million in 2009 compared to 2008. Weak demand for our ground support equipment due to the global recession, combined with very strong results in 2008 driven by conversion of 2007 year-end order backlog, resulted in a decrease in revenue of $105.1 million. Lower sales of our gate equipment products resulted in a decrease in revenue of $24.5 million primarily driven by fewer shipments of pre-conditioned air units to the U.S. military. Higher sales of our Halvorsen loaders resulted in an increase in revenue of $4.7 million, but were mostly offset by an unfavorable impact of foreign currency translation.

JBT AeroTech’s operating profit of $27.2 million represented a decrease of $11.3 million in 2009 compared to 2008. Lower sales volume resulted in a decrease in profits of $24.7 million. However, gross profit margins improved by 2.4 percentage points due to a more favorable product mix resulting in $7.8 million of incremental gross profit. Selling costs decreased by $2.7 million primarily due to lower sales volume. Research and development costs decreased by $1.5 million while general and administrative costs decreased by $1.2 million primarily due to a cost reduction program we implemented in the first quarter of 2009.

Corporate Items

2010 Compared With 2009

Corporate items of $25.1 million represented a decrease of $5.6 million in 2010 compared to 2009. The decrease was driven by favorable pension expenses due to the freeze of the U.S. pension plan at the end of 2009, which resulted in $3.1 million of lower corporate items. Additionally, a decline in inventory levels required a reduction in the LIFO reserve resulting in $2.4 million of lower corporate items.

2009 Compared With 2008

Corporate items of $30.7 million represented a decrease of $2.4 million in 2009 compared to 2008. The decrease was driven by the impact of foreign currency transactions. In the third quarter of 2008, we elected to discontinue designating our new foreign currency derivative instruments as hedging instruments. Therefore, during 2009 all changes in fair value of derivative instruments not designated as hedging instruments were recognized in earnings. Foreign currency transactions resulted in $6.3 million of gains in 2009 compared to $5.8 million of losses in 2008. The gains in 2009 were driven by the weakening of the U.S. dollar primarily against the Brazilian real. The impact of foreign currency transactions was partially offset by a $5.0 million increase in interest expense. The interest expense in 2009 reflects the interest expense on the senior unsecured notes we issued and the credit facility we entered into in July 2008 in connection with the Separation. The expense in 2008 reflects interest expense on the senior unsecured notes and the credit facility for only the period after the Separation, as we did not have significant amounts of debt outstanding prior to the Separation. Additionally, we recognized $3.9 million of restructuring costs in 2009 compared to $0.9 million in 2008.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Year Ended December 31,
(In millions)	2010	2009
JBT FoodTech	$527.5	$463.5
JBT AeroTech	419.9	297.9
Other and intercompany eliminations	8.6	5.9
Total inbound orders	$956.0	$767.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
	December 31,
(In millions)	2010	2009
JBT FoodTech	$103.4	$96.7
JBT AeroTech	183.4	114.7
Intercompany eliminations	-	(0.2)
Total order backlog	$286.8	$211.2

Order backlog in our JBT FoodTech segment at December 31, 2010 increased by $6.7 million since year-end 2009 due to several large orders received in 2010. We expect to convert the entire JBT FoodTech backlog at December 31, 2010 into revenue during 2011.

Order backlog in our JBT AeroTech segment at December 31, 2010 increased by $68.7 million since year-end 2009 due to large orders received for gate equipment products and ground support equipment. We expect to convert approximately 82% of the JBT AeroTech backlog at December 31, 2010 into revenue during 2011.

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

Cash flows for each of the years in the three-year period ended on December 31, 2010 were as follows:

(In millions)	2010	2009	2008
Cash provided by continuing operating activities	$17.6	$54.1	$81.8
Cash required by continuing investing activities	(23.7)	(24.8)	(25.3)
Cash provided (required) by financing activities	4.9	(60.2)	(22.1)
Cash provided by discontinued operations	(0.1)	-	0.7
Effect of foreign exchange rate changes on cash and cash equivalents	0.6	1.7	(1.0)
(Decrease) increase in cash and cash equivalents	$(0.7)	$(29.2)	$34.1

Cash flows provided by continuing operating activities in 2010 were $17.6 million, representing a $36.5 million decrease compared to 2009. The change in cash flows is primarily attributable to changes in working capital. Sales in the fourth quarter of 2010 were approximately $41 million higher than in the same quarter in 2009, resulting in significantly higher levels of trade receivables and accounts payable at year end. Part of the increase in trade receivables was due to approximately $25 million of higher unbilled receivables for long-term projects, such as those in JBT AeroTech. We strive to obtain advance payments for all projects. However, our billings in excess of revenue recognized were approximately $5 million lower as of December 31, 2010 compared to the same date in 2009. Additionally, we made a voluntary contribution of $10.2 million to our U.S. defined benefit plan in 2010 compared to a contribution of $14.0 million in 2009. Cash flows from continuing operating activities in 2009 were $27.7 million lower than in 2008 driven by an $11.3 million decrease in income from continuing operations and $15.4 million of higher pension plan contribution.

The majority of our investing activities support the maintenance and upgrading of our installed base of leased equipment. Our annual capital spending typically ranges from $20.0 million to $25.0 million.

Our financing activities in 2010 consisted primarily of $11.8 million of net proceeds from our credit facility partially offset by dividends paid to our shareholders. Our financing activities in 2009 consisted primarily of payments to reduce our debt by $53.4 million.

Financing Arrangements

We have a $225 million revolving credit facility with a consortium of financial institutions at December 31, 2010. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. The credit facility expires on July 31, 2013. As of December 31, 2010, we had $68.7 million drawn on the credit facility, approximately $28 million in letters of credit issued under the credit facility and approximately $128 million of additional available funds.

We had an interest rate swap which fixed the annual interest rate on a portion of our borrowings under the credit facility at 4.9%. For the period from July 31, 2008 to January 29, 2010, the interest rate swap fixed the interest rate on $50 million of our borrowings and for the period from January 30, 2010 to January 31, 2011, the interest rate swap fixed the interest on $25 million of our borrowings.

Additionally, we have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At December 31, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of December 31, 2010
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	12.3
Leverage ratio (2)	Not greater than 3.0	1.6
Capital expenditures (3)	Not greater than $33 million	$24.3 million
Dividends paid	Not greater than $20 million	$8.1 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	12.3
Leverage ratio (2)	Not greater than 3.25	1.6

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

(3)	Capital expenditures are limited to $30 million plus 50% of the unutilized amount from prior year.

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

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facility. On February 23, 2011, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock, or approximately $2.0 million. The dividend will be paid on March 25, 2011 to stockholders of record at the close of business on March 4, 2011. We estimate that we will contribute approximately $11.5 million in 2011 to our pension and other postretirement benefit plans, primarily reflecting discretionary contributions to our U.S. qualified pension plan.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit agreements.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2010:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$147.1	$1.7	$70.4	$75.0	$-
Operating leases	16.4	4.9	7.0	4.1	0.4
Unconditional purchase obligations (b)	29.2	27.8	1.4	-	-
Pension and other postretirement benefits (c)	11.5	11.5	-	-	-
Total contractual obligations	$204.2	$45.9	$78.8	$79.1	$0.4

(a)
Our available long-term debt is dependent upon our compliance with covenants described in the previous section. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements.

(b)
In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our statements of income.

(c)
We expect to make approximately $11.5 million in contributions to our pension and other postretirement benefit plans during 2011. This amount primarily reflects discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

Off-Balance Sheet Arrangements

The following is a summary of other off-balance sheet arrangements at December 31, 2010:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$49.3	$45.1	$3.5	$-	$0.7
Surety bonds	57.1	56.2	0.9	-	-
Total other off-balance sheet arrangements	$106.4	$101.3	$4.4	$-	$0.7

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

We completed our annual goodwill impairment test as of October 31, 2010 and determined there was no impairment. We currently believe that there is no significant risk of future material goodwill impairment in any of our reporting units.

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

As of December 31, 2010, we estimated that it is not likely that we will realize income tax deductions for certain uncollectible receivables and, therefore, we have provided a valuation allowance against the related deferred tax assets. We have estimated that it is likely that we will generate future taxable income in the U.S. and most foreign jurisdictions, and have therefore not provided a valuation allowance against most of our deferred tax assets.

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

For the years ended December 31, 2010, 2009 and 2008, pension costs were a benefit of $1.7 million and expense of $8.3 million and $6.4 million, respectively. Pension expense reported in the periods prior to the Separation includes an allocation of expense from FMC Technologies.

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

Our pension expense is typically sensitive to changes in our estimate of discount rate. However, holding other assumptions constant, a 50 basis point reduction or increase in the discount rate would not significantly change the annual pension expense for 2010.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. Our estimated long-term rate of asset return at December 31, 2010 was approximately 8.6%. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining life of participants, so there is a lag time between the market’s performance and its impact on plan results.

Our pension expense is sensitive to changes in our estimate of expected rate of return on plan assets. Holding other assumptions constant, an increase or decrease of 50 basis points in the expected rate of return on plan assets would decrease or increase annual pension expense by approximately $1.1 million before taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2010 and 2009, our derivative holdings consisted of foreign currency forward contracts, foreign currency instruments embedded in purchase and sale contracts and an interest rate swap agreement. We do not hedge foreign currency translation risk.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

During 2010, our foreign subsidiaries generated approximately 37% of our revenue, driven by our operations in Sweden which generated approximately 14% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We economically hedge our recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by fluctuations in foreign currency exchange rates. We expect any gains or losses in the hedging portfolio to be substantially offset by a corresponding gain or loss in the underlying exposures being hedged. We also economically hedge firmly committed anticipated transactions in the normal course of business. As these are not offset by an underlying balance sheet position being hedged, our earnings can be significantly impacted on a periodic basis by the change in unrealized value of these hedges.

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments for which we do not apply hedge accounting by approximately $6.9 million as of December 31, 2010. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying assets and liabilities.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $68.9 million in variable rate debt outstanding at December 31, 2010. We have entered into a floating-to-fixed interest rate swap related to a portion of the variable rate debt. The swap provides for payment at an average fixed interest rate of 4.9% until its maturity on January 31, 2011. For the period from July 31, 2008 to January 29, 2010, the notional amount of the swap was $50 million. For the period from January 30, 2010 to January 31, 2011, the notional amount of the swap is $25 million.

We use a sensitivity analysis to measure the impact on fair value of the interest rate swap of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an immaterial decrease in the net fair value of our interest rate swap at December 31, 2010. We account for the interest rate swap using hedge accounting where the fair value of the swap is recorded in other accumulated income and is amortized into income as variable interest expense is recorded.

At December 31, 2010 we had $43.9 million of unhedged variable rate debt. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 16 basis points, would result in an immaterial increase to the annual interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of John Bean Technologies Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 3, 2011

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2010	2009	2008
Revenue:
Product revenue	$770.9	$720.3	$900.8
Service revenue	109.5	121.3	127.3
Total revenue	880.4	841.6	1,028.1
Operating expenses:
Cost of products	567.6	534.0	683.9
Cost of services	81.9	87.2	92.4
Selling, general and administrative expense	147.8	147.8	152.9
Research and development expense	17.5	17.1	22.0
Other (income) expense, net	(1.5)	(2.2)	6.6
Operating income	67.1	57.7	70.3
Net interest expense	(7.8)	(8.8)	(3.8)
Income from continuing operations before income taxes	59.3	48.9	66.5
Provision for income taxes	21.4	16.1	22.4
Income from continuing operations	37.9	32.8	44.1
Discontinued operations
(Loss) income from discontinued operations, net of income taxes	(0.6)	-	0.2
Loss on disposition of discontinued operations, net of income taxes	-	-	(0.1)
(Loss) income from discontinued operations, net of income taxes	(0.6)	-	0.1
Net income	$37.3	$32.8	$44.2

Basic earnings per share:
Income from continuing operations	$1.34	$1.19	$1.60
(Loss) income from discontinued operations	(0.02)	-	0.01
Net income	$1.32	$1.19	$1.61
Diluted earnings per share:
Income from continuing operations	$1.30	$1.15	$1.59
Loss from discontinued operations	(0.02)	-	-
Net income	$1.28	$1.15	$1.59
Dividends declared per share	$0.28	$0.28	$0.07
Weighted average shares outstanding:
Basic	28.3	27.6	27.5
Diluted	29.1	28.6	27.8

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In millions, except per share and number of shares)	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$13.7	$14.4
Trade receivables, net of allowances of $4.8 and $5.1, respectively	192.7	136.6
Inventories	106.7	107.0
Prepaid expenses	5.1	4.5
Deferred income taxes	8.7	6.6
Other current assets	29.5	21.6
Total current assets	356.4	290.7
Investments	9.9	10.9
Property, plant and equipment, net of accumulated depreciation of $225.5 and $218.1, respectively	128.7	126.5
Goodwill	28.4	28.2
Intangible assets, net	19.9	20.8
Deferred income taxes	25.6	30.4
Other assets	13.3	12.9
Total Assets	$582.2	$520.4

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, trade and other	$86.3	$65.9
Advance and progress payments	52.4	56.8
Accrued payroll	34.4	31.3
Deferred income taxes	7.3	6.6
Other current liabilities	61.6	60.3
Total current liabilities	242.0	220.9
Long-term debt, less current portion	145.4	131.8
Accrued pension and other postretirement benefits, less current portion	73.0	77.1
Deferred income taxes	2.3	2.3
Other liabilities	26.5	26.5
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2010: 28,237,279 issued and 28,185,834 outstanding; 2009: 27,663,335 issued and 27,611,193 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2010: 51,445 shares; 2009: 52,142 shares	(0.7)	(0.7)
Additional paid-in capital	59.1	53.5
Retained earnings	73.6	44.7
Accumulated other comprehensive loss	(39.3)	(36.0)
Total Stockholders' Equity	93.0	61.8
Total Liabilities and Stockholders' Equity	$582.2	$520.4

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$37.3	$32.8	$44.2
Loss (income) from discontinued operations, net of income taxes	0.6	-	(0.1)
Income from continuing operations	37.9	32.8	44.1
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation	19.5	19.1	20.5
Amortization	3.4	3.5	5.0
Stock-based compensation	7.3	7.9	8.4
Pension and other postretirement benefits (income) expense	(2.1)	7.9	5.9
Deferred income taxes	8.8	6.6	(1.4)
Other	(4.7)	3.8	10.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(54.6)	13.7	4.2
Inventories	3.3	22.8	17.0
Accounts payable, trade and other	19.1	(3.4)	(32.0)
Advance payments and progress billings	(4.8)	(26.5)	(0.4)
Accrued pension and other postretirement benefits, net	(13.0)	(17.6)	(4.4)
Other assets and liabilities, net	(2.5)	(16.5)	4.2
Cash provided by continuing operating activities	17.6	54.1	81.8
Net cash required by discontinued operating activities	(0.1)	-	-
Cash provided by operating activities	17.5	54.1	81.8
Cash Flows From Investing Activities:
Acquisitions	(0.4)	(6.7)	(4.5)
Capital expenditures	(24.3)	(19.8)	(22.9)
Proceeds from disposal of assets	1.0	1.7	2.1
Cash required by continuing investing activities	(23.7)	(24.8)	(25.3)
Cash provided by discontinued investing activities	-	-	0.7
Cash required by investing activities	(23.7)	(24.8)	(24.6)
Cash Flows From Financing Activities:
Net proceeds from (payments on) credit facilities	11.8	(53.3)	109.4
Issuance of long-term debt, net of payments	2.9	-	75.0
Distributions to former parent, net	-	-	(203.9)
Purchase of stock held in treasury	-	-	(0.7)
Dividends paid	(8.1)	(7.7)	(1.9)
Other	(1.7)	0.8	-
Cash provided (required) by financing activities	4.9	(60.2)	(22.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.6	1.7	(1.0)
(Decrease) increase in cash and cash equivalents	(0.7)	(29.2)	34.1
Cash and cash equivalents, beginning of period	14.4	43.6	9.5
Cash and cash equivalents, end of period	$13.7	$14.4	$43.6

Supplemental Cash Flow Information:
Interest Paid	$7.9	$8.6	$1.6
Income taxes paid	16.5	8.5	13.4

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated		Comprehensive
			Common				Other		Income
	Common		Stock	Additional		Parent	Comprehensive		for the
	Stock Issued		Held in	Paid-In	Retained	Company	Income	Total	Year
(In millions)	Shares	Amount	Treasury	Capital	Earnings	Investment	(Loss)	Equity	Ended
December 31, 2007	-	$-	$-	$-	$-	$218.3	$(4.1)	$214.2	$47.7
Net income	-	-	-	-	22.1	22.1	-	44.2	44.2
Assumption of pension and other postretirement benefit losses, net of income taxes of $15.8	-	-	-	-	-	-	(24.7)	(24.7)
Net distributions to former parent	-	-	-	-	-	(206.6)	-	(206.6)
Issuance of common stock	27.6	0.3	-	38.6	-	(38.9)	-	-
Purchase of treasury stock	(0.1)	-	(0.8)	-	-	-	-	(0.8)
Common stock cash dividends	-	-	-	-	(1.9)	-	-	(1.9)
Foreign currency translation adjustments	-	-	-	-	-	-	(2.2)	(2.2)	(2.2)
Derivatives designated as hedges, net of income taxes of $1.1	-	-	-	-	-	-	(1.8)	(1.8)	(1.8)
Pension and other postretirement liability adjustments, net of income taxes of $23.6	-	-	-	-	-	-	(37.6)	(37.6)	(37.6)
Stock-based compensation expense	-	-	-	3.3	-	5.1	-	8.4
December 31, 2008	27.5	$0.3	$(0.8)	$41.9	$20.2	$-	$(70.4)	$(8.8)	$2.6

Net income	-	-	-	-	32.8	-	-	32.8	$32.8
Issuance of common stock	0.1	-	-	0.2	-	-	-	0.2
Excess tax benefits on stock-based payment arrangements	-	-	-	0.9	-	-	-	0.9
Dividends on stock-based payment arrangements	-	-	-	-	(0.6)	-	-	(0.6)
Net sales of common stock for employee benefit trust, at cost	-	-	0.1	0.1	-	-	-	0.2
Common stock cash dividends	-	-	-	-	(7.7)	-	-	(7.7)
Foreign currency translation adjustments	-	-	-	-	-	-	12.3	12.3	12.3
Derivatives designated as hedges, net of income taxes of $0.9	-	-	-	-	-	-	1.5	1.5	1.5
Pension and other postretirement liability adjustments, net of income taxes of $13.2	-	-	-	-	-	-	20.6	20.6	20.6
Stock-based compensation expense	-	-	-	7.9	-	-	-	7.9
Adjustments related to the Separation from former parent	-	-	-	2.5	-	-	-	2.5
December 31, 2009	27.6	$0.3	$(0.7)	$53.5	$44.7	$-	$(36.0)	$61.8	$67.2

Net income	-	-	-	-	37.3	-	-	37.3	$37.3
Issuance of common stock	0.6	-	-	-	-	-	-	-
Taxes withheld on issuance of stock-based awards	-	-	-	(3.5)	-	-	-	(3.5)
Excess tax benefits on stock-based payment arrangements	-	-	-	1.8	-	-	-	1.8
Dividends on stock-based payment arrangements	-	-	-	-	(0.5)	-	-	(0.5)
Common stock cash dividends	-	-	-	-	(7.9)	-	-	(7.9)
Foreign currency translation adjustments	-	-	-	-	-	-	3.1	3.1	3.1
Derivatives designated as hedges, net of income taxes of $0.0	-	-	-	-	-	-	0.1	0.1	0.1
Pension and other postretirement liability adjustments, net of income taxes of $4.3	-	-	-	-	-	-	(6.5)	(6.5)	(6.5)
Stock-based compensation expense	-	-	-	7.3	-	-	-	7.3
December 31, 2010	28.2	$0.3	$(0.7)	$59.1	$73.6	$-	$(39.3)	$93.0	$34.0

The accompanying notes are an integral part of the consolidated and combined financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business—John Bean Technologies Corporation (“JBT Corporation,” the “Company” or “we”) designs, manufactures and services sophisticated machinery and systems for, and provides services to, customers in the food processing and air transportation industries. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers. We report our results through two business segments—JBT FoodTech and JBT AeroTech.

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

Basis of Presentation—The accompanying financial statements reflect the consolidated operations of JBT Corporation as an independent publicly-traded company subsequent to the Separation and a combined reporting entity comprising the assets and liabilities used in managing and operating the FoodTech and Airport Systems businesses of FMC Technologies for the periods prior to the Separation.

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

Reclassifications—Certain amounts in prior years' financial information have been reclassified to conform to the current year presentation.

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

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $50.5 million and $ 25.8 million at December 31, 2010 and 2009, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance and progress payments on the balance sheets. All unbilled trade payables are accrued in other current liabilities when revenue is recognized. Unbilled trade payables were $14.2 million and $11.3 million at December 31, 2010 and 2009, respectively.

Service revenue is recognized either when performance is complete or proportionately over the period of the underlying contract, depending on the type of contract. If current period revenue is dependent on future obligations, such revenue is deferred until performance is complete.

Some of our operating lease revenue is earned from full-service leases for which we are paid annual fixed rates plus, in some cases, payment based on production volumes. Revenue from production volumes is recognized when determinable and collectible.

Each customer arrangement is evaluated to determine the presence of multiple deliverables that represent separate elements of revenue recognition. For multiple-element revenue arrangements, such as the sale of equipment with a service agreement, we generally allocate the contract value to the various elements based on relative selling price for each element and recognize revenue consistent with the nature of each deliverable. Where separate deliverables are contractually contingent on future obligations, revenue is deferred until performance is complete for all contingent elements.

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

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $ 5.5 million and $ 6.5 million at December 31, 2010 and 2009, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

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

Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which generally range from 7 to 15 years. None of our acquired intangible assets have indefinite lives.

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

A liability for uncertain tax positions is recorded whenever management believes it is more likely than not that the position will not be realized upon settlement. Interest and penalties related to underpayment of income taxes are classified as income tax expense.

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

Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time related deferred hedging gains or losses are also recorded in operating earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges is assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in operating earnings as incurred. We document our risk management strategy and method for assessing hedge effectiveness at the inception of and throughout the term of each hedge.

We elected to discontinue the use of hedge accounting for all foreign currency derivative positions entered into after our Separation from FMC Technologies. Accordingly, the changes in fair value of these contracts are recognized in earnings as they occur and, to the extent derivatives economically hedge existing assets or liabilities as opposed to anticipated transactions, offset gains or losses on the remeasurement of the related asset or liability. In the consolidated statements of income, earnings from foreign currency derivatives related to sales and remeasurement of sales related assets, liabilities and contracts are recorded in revenue, while earnings from foreign currency derivatives related to purchases and remeasurement of purchase related assets, liabilities and contracts are recorded in cost of sales. These gains and losses are recorded in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Cash flows from derivative contracts are reported in the consolidated and combined statements of cash flows in the same categories as the cash flows from the underlying transactions.

Recently issued accounting pronouncements— On January 1, 2010, we adopted the updated guidance related to revenue recognition for arrangements with multiple deliverables, which addresses the accounting for multiple-deliverable arrangements and provides guidance on whether multiple deliverables exist, how to separate deliverables and how to measure and allocate arrangement consideration between the identified units of accounting. We elected to adopt the updated guidance on a prospective basis for applicable transactions originating or modified after December 31, 2009. The adoption of the updated guidance did not have a material impact on our consolidated results of operations or financial position.

On January 1, 2010, we adopted the updated guidance related to fair value measurements and disclosures, which requires separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and a separate description of the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a separate disclosure is required of information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value. We have not yet adopted the guidance with respect to the activity in Level 3 fair value measurements as it is not effective until our first quarter of 2011. We have updated our disclosures to comply with the updated guidance, which did not have an impact on our consolidated results of operations or financial condition.

During the fourth quarter of 2010, we adopted the new disclosure guidance related to the credit quality of financing receivables and the allowance for credit losses. This guidance requires companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The adoption of this accounting guidance did not have an impact on our consolidated results of operations or financial position.

NOTE 3. DISCONTINUED OPERATIONS

We report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sale of the business or asset group is deemed probable within the next 12 months. The consolidated and combined statements of income include the following in discontinued operations for the years ended on December 31 :

(In millions)	2010	2009	2008
Revenue	$-	$-	$0.6
Loss before income taxes	(0.9)	-	(0.1)
Income tax benefit	0.3	-	0.3
Loss on disposition of discontinued operations, net of taxes	-	-	(0.1)
(Loss) income from discontinued operations	$(0.6)	$-	$0.1

The 2010 results include a settlement of a $0.9 million claim.

NOTE 4. INVENTORIES

Inventories as of December 31 consisted of the following:

(In millions)	2010	2009
Raw materials	$65.8	$61.7
Work in process	29.8	28.5
Finished goods	69.6	74.6
Gross inventories before LIFO reserves and valuation adjustments	165.2	164.8
LIFO reserves and valuation adjustments	(58.5)	(57.8)
Net inventories	$106.7	$107.0

Inventories accounted for under the LIFO method totaled $100.4 million and $103.7 million at December 31, 2010 and 2009, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $44.7 million and $46.3 million at December 31, 2010 and 2009, respectively.  Certain inventory quantity reductions caused a liquidation of LIFO layers resulting in a benefit to our net income of $1.7 million and $0.3 million in 2010 and 2009, respectively.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(In millions)	2010	2009
Land and land improvements	$7.0	$6.9
Buildings	59.0	57.6
Machinery and equipment	280.4	274.3
Construction in process	7.8	5.8
	354.2	344.6
Accumulated depreciation	(225.5)	(218.1)
Property, plant and equipment, net	$128.7	$126.5

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill—The changes in the carrying amount of goodwill by business segment was as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2009	$18.7	$8.0	$26.7
Acquisitions	1.1	-	1.1
Currency translation	0.4	0.1	0.5
Adjustments	(0.1)	-	(0.1)
Balance as of December 31, 2009	20.1	8.1	28.2
Acquisitions	-	-	-
Currency translation	0.3	(0.1)	0.2
Adjustments	-	-	-
Balance as of December 31, 2010	$20.4	$8.0	$28.4

Intangible assets—The components of intangible assets as of December 31 were as follows:

	2010		2009
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$17.3	$8.2	$16.9	$7.4
Patents and acquired technology	25.4	24.2	24.5	23.2
Trademarks	15.7	6.3	15.3	5.8
Other	1.2	1.0	1.3	0.8
Total intangible assets	$59.6	$39.7	$58.0	$37.2

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded amortization expense related to acquired intangible assets of $1.5, $1.7 million and $2.5 million during the years ended on December 31, 2010, 2009 and 2008, respectively. Annual amortization expense is expected to be $1.5 million in 2011, $1.4 million in 2012 and 2013 and $1.3 million in 2014 and 2015.

In 2009, we acquired U.K.-based Double D Food Engineering Ltd. (“Double D”) for $6.7 million. Double D designs, manufactures and services custom-built ovens for bakery and protein products. In connection with the acquisition, we recorded $1.1 million of goodwill and $3.4 million of intangible assets, reflecting primarily a customer list. Double D is included in the JBT FoodTech reporting segment.

NOTE 7. DEBT

On July 31, 2008, we issued 6.66% senior unsecured notes and entered into a $225 million, 5-year revolving credit facility. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments. The note purchase agreement contains customary covenants including leverage and interest coverage ratios. The leverage ratio covenant restricts the amount of Consolidated Total Indebtedness we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase agreement. The interest coverage ratio covenant restricts the amount of Consolidated Interest Expense we may have compared to Consolidated EBITDA, according to the terms defined in the note purchase agreement. The revolving credit facility similarly contains certain customary covenants including similar leverage and interest coverage ratios and also limits the annual amounts we may spend on dividends and capital expenditures. Borrowings under the revolving credit facility bear interest, at our option, at either the London Interbank Offered Rate or an alternative base rate, which is the greater of JPMorgan Chase Bank, N.A.’s Prime Rate and Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio as defined in the credit agreement. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. Borrowings on the revolving credit facility are shown as a long-term obligation on the consolidated balance sheets because we have both the ability and the intent to refinance these obligations on a long-term basis under the credit agreement. As of December 31, 2010, we are in compliance with all restrictive covenants and expect to remain in compliance in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

Long-term debt —Long-term debt as of December 31 consisted of the following:

(In millions)	2010	2009
6.66% senior unsecured notes due July 31, 2015	$75.0	$75.0
Revolving credit facility, due 2013	68.7	56.8
4.5% Brazilian Real loan due December 31, 2012	3.2	-
Other	0.2	0.4
Total debt	147.1	132.2
Less: current portion	(1.7)	(0.4)
Long-term debt, less current portion	$145.4	$131.8

Maturities of total long-term debt as of December 31, 2010, are payable as follows: $1.7 million in 2011 and 2012, $68.7 million in 2013 and $75 million in 2015.

Interest rate swap—As of December 31, 2010, we had an interest rate swap which fixed the annual interest rate on a portion of our borrowings under the credit facility at 4.9%. For the period from July 31, 2008 to January 29, 2010, the interest rate swap fixed the interest rate on $50 million of our borrowings and for the period from January 30, 2010 to January 31, 2011, the interest rate swap fixed the interest on $25 million of our borrowings.

NOTE 8. INCOME TAXES

Domestic and foreign components of income before income taxes for the years ended on December 31 are shown below:

(In millions)	2010	2009	2008
Domestic	$38.6	$17.4	$37.4
Foreign	20.7	31.5	29.1
Income before income taxes	$59.3	$48.9	$66.5

The provision for income taxes for the years ended on December 31 consisted of:

(In millions)	2010	2009	2008
Current:
Federal	$4.8	$1.8	$7.9
State	0.8	0.6	1.8
Foreign	7.0	7.1	14.1
Total current	12.6	9.5	23.8
Deferred:
Increase (decrease) in the valuation allowance for deferred tax assets	0.2	(1.1)	(0.6)
Other deferred tax expense (benefit), net	8.6	7.7	(0.8)
Total deferred	8.8	6.6	(1.4)
Provision for income taxes	$21.4	$16.1	$22.4

Significant components of our deferred tax assets and liabilities at December 31 were as follows:

(In millions)	2010	2009
Deferred tax assets attributable to:
Accrued pension and and other postretirement benefits	$21.9	$22.7
Accrued expenses and accounts receivable allowances	13.4	14.6
Net operating loss carryforwards	6.3	6.6
Inventories	6.8	5.3
Stock-based compensation	4.4	4.0
Foreign tax credit carryforward	3.4	3.2
Deferred tax asset	56.2	56.4
Valuation allowance	(2.0)	(2.1)
Deferred tax assets, net of valuation allowance	54.2	54.3
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment, goodwill and other assets	13.9	12.6
Foreign exchange	2.3	0.3
Deferred tax liabilities	29.5	26.2
Net deferred tax assets	$24.7	$28.1

Net operating loss carryforwards are related to our foreign operations. At December 31, 2010, we had $16.7 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $6.7 million of net operating losses that are available to offset future taxable income through 2031. Foreign tax credit carryforwards of $3.3 million at December 31, 2010 will expire between 2015 and 2018 if unused.

Included in our deferred tax assets at December 31, 2010, are tax benefits related to accrued expenses and accounts receivable allowances. A portion of the accrued expenses and accounts receivable allowances are due to uncollectible accounts receivable of a foreign operation for which it is more likely than not that we will not be able to realize a tax benefit. Therefore, we continue to carry a valuation allowance against the related deferred tax assets.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

(In millions)	2010	2009	2008
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(2)	(4)	(3)
Nondeductible expenses	2	2	1
State income taxes	3	2	2
Foreign tax credits	(2)	(2)	(1)
Change in valuation allowance	-	(2)	-
Other	-	2	-
Total difference	1	(2)	(1)
Effective income tax rate	36%	33%	34%

U.S. income taxes have not been provided on $70.6 million of undistributed earnings of foreign subsidiaries at December 31, 2010 as these amounts are considered permanently invested. A liability could arise if our intention to permanently invest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to the hypothetical distribution of permanently invested earnings.

During 2010, we recorded $0.4 million in unrecognized tax benefits as a result of tax positions taken in prior years. We did not have any unrecognized tax benefits prior to 2010. The entire balance would affect the effective tax rate, if ultimately recognized, and is recorded in other liabilities in the consolidated balance sheet as resolution is not anticipated in the next 12 months. As of December 31, 2010, amounts related to interest and penalties were less than $0.1 million.

We are a party to a Tax Sharing Agreement with FMC Technologies whereby we have agreed to indemnify FMC Technologies for any additional tax liability resulting from JBT Corporation businesses. We are not aware of any additional tax liability.

The following tax years remain subject to examination in the following jurisdictions:

United States	2008 – 2010
Sweden	2005 – 2010
Brazil	2008 – 2010

NOTE 9. PENSION AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We sponsor qualified and nonqualified defined benefit pension plans that together cover substantially all of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. In addition, we sponsor postretirement health care and life insurance benefit plans that cover some of our U.S. employees. The postretirement health care plans are contributory while the postretirement life insurance plans are noncontributory. Foreign-based employees are eligible to participate in JBT Corporation-sponsored or government sponsored benefit plans to which we contribute. We also sponsor a separate defined contribution plan that covers substantially all of our U.S. employees.

Prior to the Separation, our employees were eligible to participate in pension and other postretirement benefit plans sponsored by FMC Technologies. Accordingly, we accounted for pension and other postretirement benefit costs prior to the Separation under the multiemployer plan approach, and have recognized the pension and other postretirement costs allocated to us by FMC Technologies as expense, and recorded a corresponding contribution in parent company investment. Pension and other postretirement benefit costs were allocated to us based on the projected benefit obligation associated with JBT Corporation-specific employees. In conjunction with the Separation, certain pension and other postemployment benefit obligations and plan assets related to our employees and retirees were contributed to us.

On September 15, 2009, we amended our domestic defined benefit pension plans to discontinue future benefit accruals for active non-union participants after December 31, 2009. Additionally, the domestic defined benefit pension plans were amended to freeze any future participation in such plans by non-union employees as of January 1, 2010.

As a result of the amendments to our domestic defined benefit pension plans, we recognized in 2009 a curtailment gain of $0.8 million to recognize all previously unrecognized prior service benefits. Additionally, as a result of discontinuing future benefit accruals for active non-union employees, our projected benefit obligation as of December 31, 2009 was reduced by $25.6 million.

The funded status of our U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2010 and 2009, were as follows:

			Other
			postretirement
	Pensions		benefits
(In millions)	2010	2009	2010	2009
Accumulated benefit obligation	$270.0	$245.1

Projected benefit obligation at January 1	$250.7	$252.9	$7.3	$7.4
Service cost	1.3	8.4	0.1	0.1
Interest cost	14.2	15.1	0.4	0.4
Actuarial loss (gain)	20.8	8.4	0.3	(0.1)
Curtailment of US pension plans	-	(25.6)	-	-
Settlements	(0.9)	(1.3)	-	-
Special termination benefits	-	0.2	-	-
Plan participants' contributions	0.2	0.2	-	-
Benefits paid	(11.1)	(9.3)	(0.4)	(0.5)
Currency translation adjustments	-	1.7	-	-
Projected benefit obligation at December 31	$275.2	$250.7	$7.7	$7.3

Fair value of plan assets at January 1	$178.8	$139.1	$-	$-
Company contributions	12.7	16.4	0.4	0.5
Actual return on plan assets	28.4	32.9	-	-
Plan participants' contributions	0.2	0.2	-	-
Benefits paid	(11.9)	(10.6)	(0.4)	(0.5)
Currency translation adjustments	(0.7)	0.8	-	-
Fair value of plan assets at December 31	$207.5	$178.8	$-	$-

Funded status of the plans (liability) at December 31	$(67.7)	$(71.9)	$(7.7)	$(7.3)

Current portion of accrued pension and other postretirement benefits*	$(1.9)	$(1.6)	$(0.5)	$(0.5)
Accrued pension and other postretirement benefits, net of current portion	(65.8)	(70.3)	(7.2)	(6.8)
Funded status recognized in the consolidated balance sheet at December 31, 2010 and 2009	$(67.7)	$(71.9)	$(7.7)	$(7.3)

Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial loss (gain)	$82.8	$73.2	$(0.1)	$(0.4)
Unrecognized prior service cost (credit)	0.5	0.5	(2.0)	(2.9)
Accumulated other comprehensive loss (income) at December 31	$83.3	$73.7	$(2.1)	$(3.3)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$275.2	$250.7	$7.7	$7.3
Aggregate fair value of plan assets	207.5	178.8	-	-

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$270.0	$245.1
Aggregate fair value of plan assets	207.5	178.8
* Included in other current liabilities in the consolidated balance sheets.

Pension and other postretirement benefit costs for the years ended December 31 were as follows:

				Other postretirement
	Pensions			benefits
(In millions)	2010	2009	2008	2010	2009	2008
Service cost	$1.3	$8.4	$4.4	$0.1	$0.1	$0.1
Interest cost	14.2	15.1	8.1	0.4	0.4	0.2
Expected return on plan assets	(18.2)	(17.5)	(9.1)	-	-	-
Curtailment gain	-	(0.8)	-	-	-	-
Settlement charge	0.4	0.5	-	-	-	-
Special termination benefit charge	-	0.2	-	-	-	-
Amortization of prior service credit	-	(0.1)	-	(0.9)	(0.9)	(0.5)
Amortization of net actuarial loss (gain)	0.6	2.5	0.2	-	-	(0.1)
Pre-Separation allocation from FMC Technologies	-	-	2.8	-	-	(0.2)
Total (income) costs	$(1.7)	$8.3	$6.4	$(0.4)	$(0.4)	$(0.5)

The following table presents the pre-tax net changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2010:

		Other postretirement
(In millions)	Pensions	benefits
Actuarial loss arising during the year	$10.6	$0.3
Amortization of net actuarial loss	(1.0)	-
Amortization of prior service credit	-	0.9
Total loss recognized in other comprehensive loss	$9.6	$1.2

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.5 million. The estimated prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.9 million. Prior service credits are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan. Unrecognized actuarial losses are amortized on a straight-line basis over the average remaining lifetime of employees eligible to receive benefits under the frozen plans and over the average remaining service period of employees eligible to receive benefits under all other plans.

Key assumptions – The following weighted-average assumptions were used to determine the benefit obligations:

			Other postretirement
	Pensions		benefits
	2010	2009	2010	2009
Discount rate	5.31%	5.80%	5.45%	6.00%
Rate of compensation increase	3.45%	3.48%	-	-

The following weighted-average assumptions were used to determine net periodic benefit cost:

				Other postretirement
	Pensions			benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.81%	6.05%	6.51%	6.00%	6.35%	6.75%
Rate of compensation increase	3.45%	3.94%	3.94%	-	-	-
Expected rate of return on plan assets	8.58%	8.60%	8.55%	-	-	-

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

Plan assets – Our pension investment strategy balances the requirements to generate returns, using higher-returning assets such as equity securities, with the need to control risk in the pension plan with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the pension plans becoming underfunded, thereby increasing their dependence on Company contributions. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks. Our target asset allocations and actual allocation as of December 31, 2010 and 2009 were as follows:

	Target	2010	2009
Equity	30% - 70%	49%	69%
Fixed income	20% - 40%	28%	17%
Real estate and other	10% - 30%	20%	8%
Cash	0% - 10%	3%	6%
	100%	100%	100%

Our actual pension plans’ asset allocations by level within the fair value hierarchy are presented in the following table:

	As of December 31, 2010				As of December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$6.8	$6.8	$-	$-	$11.9	$11.9	$-	$-
Equity securities
Large cap (1)	60.6	-	60.6	-	79.8	49.8	30.0	-
Small cap (2)	40.1	40.1	-	-	43.7	43.7	-	-
Fixed income securities
Government securities (3)	36.4	-	36.4	-	15.4	-	15.4	-
Corporate bonds (4)	22.3	5.4	16.9	-	14.4	8.4	6.0	-
Real estate and other investments (5)	41.3	30.9	10.4	-	13.6	8.7	4.9	-
Total assets at fair value	$207.5	$83.2	$124.3	$-	$178.8	$122.5	$56.3	$-

(1)	Includes large cap equity securities and funds that invest primarily in large cap equity securities.
(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.
(3)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.
(4)	Includes investment grade bonds, high yield bonds and mortgage-backed fixed income securities and funds that invest in such securities.
(5)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by one of our foreign pension plans.

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

Contributions— We expect to contribute approximately $11.5 million to our pension and other postretirement benefit plans in 2011. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments— The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2020.  Actual benefit payments may differ from expected benefit payments.

		Other postretirement
(In millions)	Pensions	benefits
2011	$11.6	$0.6
2012	12.9	0.6
2013	13.4	0.6
2014	15.1	0.7
2015	14.6	0.7
2016-2020	82.3	3.4

Savings Plans— Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide either a specified percent of pay or a matching contribution on participants’ voluntary contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions up to predetermined limits. Prior to the Separation, our employees participated in similar plans sponsored by FMC Technologies. Expenses from the defined contribution savings plans prior to the Separation were allocated to us by FMC Technologies. The expense for matching contributions, including allocated amounts, was $8.2 million, $4.4 million and $4.5 million in 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, we had investments classified as trading securities for a non-qualified deferred compensation plan totaling $9.8 million, recorded at their fair market value. We recorded unrealized gains on these investments of $1.0 million and $1.9 million for the years ended December 31, 2010 and 2009, respectively, which are reported in other (income) expense, net in the consolidated statements of income.

NOTE 10. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense for the years ended December 31 as follows:

(In millions)	2010	2009	2008
Stock-based compensation expense	$7.3	$7.9	$8.4
Tax benefit recorded in consolidated and combined statements of income	$2.5	$2.6	$3.2

For the period prior to the Separation, stock-based compensation expense includes an allocation of expense for awards granted to FMC Technologies’ corporate employees and directors.

Incentive Compensation and Stock Plan

As part of the Separation, we adopted the John Bean Technologies Corporation Incentive Compensation and Stock Plan (“Incentive Compensation Plan”). The Incentive Compensation Plan provides certain incentives and awards to our officers, employees, directors and consultants. The Incentive Compensation Plan allows our Board of Directors (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals. Awards that may be issued include common stock, stock options, stock appreciation rights, restricted stock and stock units.

Grants of common stock options may be incentive and/or nonqualified stock options. Under the Incentive Compensation Plan, the exercise price for options cannot be less than the market value of our common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after three years of service. Additionally, most awards vest immediately upon a change of control as defined in the Incentive Compensation Plan agreement. A total of 3.7 million shares of our common stock are authorized to be issued under the Incentive Compensation Plan.

Restricted Stock Units—A summary of the nonvested restricted stock units of JBT Corporation as of December 31, 2010 and changes during the year are presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2009	1,991,713	$10.22
Granted	371,894	$16.75
Vested	(743,864)	$7.90
Forfeited	(31,560)	$12.05
Nonvested at December 31, 2010	1,588,183	$12.81

We granted time-based restricted stock units that vest after three years. The fair value of these time-based awards was determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan. We also granted restricted stock units with performance-based conditions. The vesting period for these awards is three years.

For current year performance-based awards, the issuance was dependent upon our performance relative to prior year with respect to earnings growth and return on investment for the year ending December 31, 2010. Based on results for the performance period, the issuance will be 98,681 shares at the vesting date in January 2013. Compensation cost has been measured for 2010 based on the actual outcome of the performance conditions.

The weighted average grant-date fair value of restricted stock units granted in 2009 was $11.00.

Stock Options—We have not granted any stock options. Outstanding options held by employees prior to the Separation remain outstanding and are all exercisable. The following is a summary of the stock options held by our employees as of December 31, 2010:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
(Intrinsic value in millions)	Option	Price	Term (Years)	Value
Outstanding and exercisable at December 31, 2009	107,289	$2.53	3.3	$1.6
Exercised	(33,303)	$2.18
Outstanding and exercisable at December 31, 2010	73,986	$2.69	2.8	$1.3

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2010 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of our compensation expense. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.  The total intrinsic value of options exercised was $0.5 million in 2010 and $0.9 million in 2009.

As of December 31, 2010, there was $5.6 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.7 years.

NOTE 11. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of our capital stock activity for the year ended on December 31, 2010:

		Common
	Common	stock held in
	stock issued	treasury
December 31, 2009	27,663,335	52,142
Options exercised	32,606	(697)
Stock awards	541,338	-
December 31, 2010	28,237,279	51,445

Treasury shares are accounted for using the cost method and are used for issuances under the Incentive Compensation Plan.

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

Accumulated other comprehensive loss—Accumulated other comprehensive loss as of December 31 consisted of the following:

(In millions)	2010	2009
Cumulative foreign currency translation adjustments	$11.1	$8.0
Cumulative deferral of hedging net losses, net of tax of $0.3 in 2010 and 2009	(0.4)	(0.5)
Cumulative deferral of pension net losses, net of tax of $31.2 in 2010 and $26.9 in 2009	(50.0)	(43.5)
Accumulated other comprehensive loss	$(39.3)	$(36.0)

NOTE 12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

As discussed in Note 1, in connection with the Separation, on July 31, 2008 FMC Technologies distributed to its shareholders 27.5 million shares of our common stock. This share amount is being utilized for the calculation of basic and diluted EPS for all periods presented prior to the Separation as our common stock was not traded prior to July 31, 2008, and there were no dilutive securities in the prior periods.

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

(In millions, except per share data)	2010	2009	2008
Basic earnings per share:
Income from continuing operations	$37.9	$32.8	$44.1
Weighted average number of shares outstanding	28.3	27.6	27.5
Basic earnings per share from continuing operations	$1.34	$1.19	$1.60
Diluted earnings per share:
Income from continuing operations	$37.9	$32.8	$44.1
Weighted average number of shares outstanding	28.3	27.6	27.5
Effect of dilutive securities:
Options on common stock	0.0	0.1	0.1
Restricted stock	0.8	0.9	0.2
Total shares and dilutive securities	29.1	28.6	27.8
Diluted earnings per share from continuing operations	$1.30	$1.15	$1.59

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of December 31, 2010, we held forward exchange contracts with an aggregate notional value of $319.0 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we consider part of our risk management policy.

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

The following table presents the fair value of derivative instruments included within the consolidated balance sheets:

	As of December 31, 2010		As of December 31, 2009
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swap contract	$-	$0.2	$-	$1.2
Foreign exchange contracts	-	0.4	0.1	-
Total derivatives designated as hedging instruments	-	0.6	0.1	1.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts	11.9	8.2	5.4	7.7
Total derivatives not designated as hedging instruments	$11.9	$8.2	$5.4	$7.7

(1)	Included in other current assets and other assets in the consolidated balance sheets.
(2)	Included in other current liabilities and other liabilities in the consolidated balance sheets.

Refer to Note 14: Fair Value of Financial Instruments for a description of how financial instruments are valued.

The following table presents the effective portion of the gains and losses on derivative instruments affecting the consolidated statements of income:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (1)
(In millions)	2010	2009		2010	2009
Interest rate swap contract	$(0.1)	$(1.0)	Net interest expense	$(0.7)	$(1.4)
Foreign exchange contracts	(0.4)	0.6	Revenue	-	(1.4)
Total	$(0.5)	$(0.4)		$(0.7)	$(2.8)

(1)	For the years ended December 31, 2010 and 2009, we recorded in other (expense) income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of December 31, 2010, we do not expect to reclassify a significant amount from accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions currently being hedged are expected to occur by 2013.

The following table presents the location and gain (loss) on derivatives, remeasurement of assets and liabilities in foreign currencies and net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments under FAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2010	2009
Foreign exchange contracts	Revenue	$12.2	$8.6
Foreign exchange contracts	Cost of sales	(1.6)	(1.2)
Foreign exchange contracts	Other income (expense), net	0.3	0.5
Total		10.9	7.9

Remeasurement of assets and liabilities in foreign currencies		(3.2)	(1.6)

Net gain on foreign currency transactions		$7.7	$6.3

In the year ended December 31, 2008, we recorded a loss of $5.8 million related to foreign currency transactions, net of remeasurement of assets and liabilities, for instruments not designated as hedging instruments.

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

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value framework requires the categorization of assets and liabilities into a three level hierarchy based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2010				As of December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$9.9	$9.9	$-	$-	$10.9	$10.9	$-	$-
Derivatives	11.9	-	11.9	-	5.5	-	5.5	-
Total assets	$21.8	$9.9	$11.9	$-	$16.4	$10.9	$5.5	$-
Liabilities:
Derivatives	$8.8	$-	$8.8	$-	$8.9	$-	$8.9	$-

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

The following are carrying values and estimated fair values of our debt financial instruments as of December 31:

	2010		2009
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$84.8	$75.0	$83.8
Revolving credit facility, due 2013	68.7	68.7	56.8	56.8
4.5% Brazilian Real loan due December 31, 2012	3.2	2.8	-	-
Other	0.2	0.2	0.4	0.4

There is no active or observable market for our senior unsecured notes or our Brazilian Real loan. Therefore, the estimated fair value of the notes and the loan are based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimate of the all-in interest rate for discounting the notes and the loan are based on a broker quote for notes and a loan with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying value of the remaining borrowings approximates their fair value due to their variable interest rates.

NOTE 15. TRANSACTIONS WITH FMC TECHNOLOGIES

Results of operations for the year ended December 31, 2008 include $12.6 million of allocations from FMC Technologies for providing us with the following services prior to the Separation: legal, tax, general accounting, communications, corporate development, benefits and human resources, information systems, payroll services, web hosting services and other public company costs.

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

Under the Separation and Distribution Agreement with FMC Technologies, we have assumed liabilities related to legal proceedings arising from our business prior to the Separation. As a result, although FMC Technologies will remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from litigation. We do not believe that resolution of any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

Guarantees and Product Warranties—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $94.5 million at December 31, 2010, represent guarantees of our future performance. We also have provided approximately $11.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances, we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of December 31, 2010, the maximum future payment obligation of such guarantees was $1.3 million and the associated liability balance was $0.3 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide a warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

(In millions)	2010	2009
Balance at beginning of year	$7.3	$9.8
Expenses for new warranties	8.0	8.9
Adjustments to existing accruals	(0.1)	(0.9)
Claims paid	(7.2)	(10.5)
Balance at end of year	$8.0	$7.3

Leases—We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $10.1 million, $8.6 million and $9.3 million in 2010, 2009 and 2008, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010, for the following fiscal years were:

(In millions)	Total Amount	2011	2012	2013	2014	2015	After 2015
Operating lease obligations	$16.4	$4.9	$4.1	$2.9	$2.1	$2.0	$0.4

Minimum future rental payments to be received under non-cancelable subleases totaled $1.3 million at December 31, 2010.

NOTE 17. BUSINESS SEGMENTS

Our determination of the two reportable segments was made on the basis of the Company’s strategic business units and the commonalities among the products and services within each segment, and corresponds to the manner in which management reviews and evaluates operating performance. Certain similar operating segments that meet applicable criteria established in the guidance for segment reporting have been combined.

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

Total revenue by segment includes intersegment sales, which are made at prices that reflect, as nearly as practicable, the market value of the transaction. Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes. During the fourth quarter of 2010, we changed the method we use to measure segment operating profit by excluding restructuring costs. As a result, all prior year measurements of segment operating profit have been restated for comparative purposes.

Segment revenue and segment operating profit

(In millions)	2010	2009	2008
Revenue
JBT FoodTech	$520.8	$515.8	$584.0
JBT AeroTech	351.2	320.7	446.9
Other revenue (1) and intercompany eliminations	8.4	5.1	(2.8)
Total revenue	$880.4	$841.6	$1,028.1

Income before income taxes
Segment operating profit:
JBT FoodTech	$55.8	$52.4	$61.1
JBT AeroTech	28.6	27.2	38.5
Total segment operating profit	84.4	79.6	99.6
Corporate items:
Corporate expense (2)	(17.3)	(15.4)	(15.0)
Other expense, net (1)	-	(6.5)	(14.3)
Net interest expense	(7.8)	(8.8)	(3.8)
Total corporate items	(25.1)	(30.7)	(33.1)
Income from continuing operations before income taxes	59.3	48.9	66.5
Provision for income taxes	21.4	16.1	22.4
Income from continuing operations	37.9	32.8	44.1
(Loss) gain from discontinued operations, net of income taxes	(0.6)	-	0.1
Net income	$37.3	$32.8	$44.2

(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.  Restructuring costs included in other expense, net were:

(in millions)	2010	2009	2008
JBT FoodTech	$0.8	$1.8	$0.9
JBT AeroTech	2.9	2.1	-
Total	$3.7	$3.9	$0.9

(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating capital employed and segment assets

(In millions)	2010	2009
Segment operating capital employed (1):
JBT FoodTech	$194.9	$186.6
JBT AeroTech	142.3	109.6
Total segment operating capital employed	337.2	296.2
Segment liabilities included in total segment operating capital employed (2)	213.2	197.1
Corporate (3)	31.8	27.1
Total assets	$582.2	$520.4

Segment assets:
JBT FoodTech	$343.8	$333.5
JBT AeroTech	207.3	160.5
Intercompany eliminations	(0.7)	(0.7)
Total segment assets	550.4	493.3
Corporate (3)	31.8	27.1
Total assets	$582.2	$520.4

(1)
Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance progress payments, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, derivatives, investments, property, plant and equipment not associated with a specific segment and pension assets.

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

(In millions)	2010	2009	2008
Revenue (by location of customers):
United States	$445.1	$412.5	$485.5
All other countries	435.3	429.1	542.6
Total revenue	$880.4	$841.6	$1,028.1

(In millions)	2010	2009	2008
Long-lived assets:
United States	$114.4	$112.1	$109.4
Sweden	20.1	20.0	18.7
Brazil	19.0	19.8	16.2
All other countries	39.5	41.9	34.2
Total long-lived assets	$193.0	$193.8	$178.5

Other business segment information

							Research and
	Capital Expenditures			Depreciation and Amortization			Development Expense
(In millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
JBT FoodTech	$19.5	$17.9	$19.4	$19.1	$19.0	$22.6	$11.4	$10.1	$13.4
JBT AeroTech	1.0	1.4	2.5	2.9	2.9	2.4	6.1	7.0	8.6
Corporate	3.8	0.5	1.0	0.9	0.7	0.5	-	-	-
Total	$24.3	$19.8	$22.9	$22.9	$22.6	$25.5	$17.5	$17.1	$22.0

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data	2010				2009
and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$286.6	$216.5	$208.3	$169.0	$246.0	$196.4	$230.2	$169.0
Cost of sales	213.2	160.3	153.9	122.1	185.5	142.4	171.2	122.1
Income from continuing operations	16.4	9.4	8.2	3.9	10.6	8.4	9.7	4.1
(Loss) income from discontinued
operations, net of tax	(0.6)	-	(0.1)	0.1	0.1	(0.1)	-	-
Net income	$15.8	$9.4	$8.1	$4.0	$10.7	$8.3	$9.7	$4.1
Basic earnings per share:
Income from continuing operations	$0.58	$0.33	$0.29	$0.14	$0.39	$0.30	$0.35	$0.15
Loss from discontinued operations, net of tax	(0.02)	-	-	-	-	-	-	-
Net income	$0.56	$0.33	$0.29	$0.14	$0.39	$0.30	$0.35	$0.15
Diluted earnings per share:
Income from continuing operations	$0.56	$0.32	$0.28	$0.14	$0.37	$0.29	$0.34	$0.15
Loss from discontinued operations, net of tax	(0.02)	-	-	-	-	-	-	-
Net income	$0.54	$0.32	$0.28	$0.14	$0.37	$0.29	$0.34	$0.15
Weighted average shares outstanding
Basic (1)	28.3	28.3	28.2	28.2	27.7	27.7	27.6	27.5
Diluted (1)	29.3	29.2	29.1	29.0	28.9	28.7	28.5	28.2
Common stock price
High	$20.78	$16.62	$19.11	$18.49	$18.75	$19.00	$14.92	$11.47
Low	$16.07	$14.35	$15.12	$15.41	$16.01	$11.54	$9.63	$8.67

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 19. SUBSEQUENT EVENTS

On February 23, 2011, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on March 25, 2011 to stockholders of record at the close of business on March 4, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

Under the date of March 3, 2011, we reported on the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated and combined financial statements, we also audited the related consolidated and combined financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 3, 2011

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Decription	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2008:
Allowance for doubtful accounts	$6,200	$1,200	$1,148	$3,506	$5,042
Valuation allowance for deferred
tax asset	$3,838	$-	$-	$659	$3,179
Year ended December 31, 2009:
Allowance for doubtful accounts	$5,042	$1,490	$175	$1,629	$5,078
Valuation allowance for deferred
tax asset	$3,179	$-	$-	$1,091	$2,088
Year ended December 31, 2010:
Allowance for doubtful accounts	$5,078	$984	$(79)	$1,180	$4,803
Valuation allowance for deferred
tax asset	$2,088	$221	$-	$281	$2,028

(a) – “Additions charged to other accounts” includes translation adjustments and allowances acquired through business combinations.

(b) – “Deductions and other” includes translation adjustments, write-offs, net of recoveries, and reductions in the allowances credited to expense.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b)
Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2010.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

John Bean Technologies Corporation:

We have audited John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Bean Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Bean Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated and combined statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated and combined financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 3, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have a code of ethics entitled the “Code of Business Conduct and Ethics” that applies to our employees, including our principal executive and financial officers (including our principal executive officer, principal financial officer and principal accounting officer) as well as our directors. A copy of our Code of Business Conduct and Ethics may be found on our website at www.jbtcorporation.com under “Investor Relations – Corporate Governance” and is available in print to stockholders without charge by submitting a request to the Deputy General Counsel and Secretary of JBT Corporation, 70 West Madison Street, Suite 4400, Chicago, Illinois 60602.

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

Other information required by this Item can be found in the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” of the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated and combined financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 45 through 71 herein:

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	39
Consolidated and Combined Statements of Income for the Years Ended December 31, 2010, 2009 and 2008	40
Consolidated Balance Sheets as of December 31, 2010 and 2009	41
Consolidated and Combined Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	42
Consolidated and Combined Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	43
Notes to Consolidated and Combined Financial Statements	44

2.
Financial Statement Schedule:  Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 65. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated and combined financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

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

2.1A
Amendment to Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on November 4, 2010.

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

3.3	Amended and Restated By-Laws of JBT Corporation, incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.
3.4	First Amendment to Amended and Restated By-Laws of JBT Corporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.
4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10 filed with the SEC on July 14, 2008.
4.2	Rights Agreement between JBT Corporation and National City Bank, as rights agent, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
4.3	Note Purchase Agreement between JBT Corporation, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.1	Credit Agreement, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.2	Tax Sharing Agreement between JBT Corporation and FMC Technologies, Inc. incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.3	Trademark License Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.4
Trademark Assignment and Coexistence Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.5B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.5C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.5D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.5E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.5F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.5G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.5H*	Form of Long-Term Incentive Restricted Stock Unit Agreement.
10.5I*	Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement.
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

10.11B
Second Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11B to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.

10.11C
First Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11C to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.

10.12	JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.
10.12A	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009.
10.12B	Second Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.
10.12C	Third Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12A to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
10.12D	Fourth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12D to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.

10.12E*	Fifth Amendment of JBT Corporation Savings and Investment Plan.
10.14	Executive Severance Plan, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.
21.1*	List of Subsidiaries of JBT Corporation.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHARLES H. CANNON, JR.	President, Chief Executive Officer,	March 3, 2011
Charles H. Cannon, Jr.	Chairman and Director (Principal Executive Officer)

/s/ RONALD D. MAMBU	Vice President and	March 3, 2011
Ronald D. Mambu	Chief Financial Officer (Principal Financial Officer)

/s/ MEGAN J. DONNELLY	Chief Accounting Officer	March 3, 2011
Megan J. Donnelly	(Principal Accounting Officer)

/s/ C. MAURY DEVINE	Director	March 3, 2011
. Maury Devine

/s/ ALAN D. FELDMAN	Director	March 3, 2011
Alan D. Feldman

/ s/ JAMES E. GOODWIN	Director	March 3, 2011
James E. Goodwin

/s/ POLLY B. KAWALEK	Director	March 3, 2011
Polly B. Kawalek

/s/ JAMES M. RINGLER	Director	March 3, 2011
James M. Ringler

/s/ JAMES R. THOMPSON	Director	March 3, 2011
James R. Thompson