Form 10-Q
period 2011-03-31
John Bean Technologies CORP
filed 2011-05-10
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-34036

John Bean Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware	91-1650317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 West Madison Street, Chicago, Illinois	60602
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2011
Common Stock, par value $0.01 per share	28,641,664

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation
Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenue	$201.5	$169.0
Operating expenses:
Cost of sales	150.3	122.1
Selling, general and administrative expense	37.7	35.2
Research and development expense	4.9	4.3
Other income, net	(0.7)	(0.5)
Operating income	9.3	7.9
Net interest expense	(1.7)	(1.9)
Income from continuing operations before income taxes	7.6	6.0
Provision for income taxes	2.7	2.1
Income from continuing operations	4.9	3.9
Income from discontinued operations, net of taxes	-	0.1
Net income	$4.9	$4.0

Basic earnings per share:
Income from continuing operations	$0.17	$0.14
Income from discontinued operations	-	-
Basic earnings per share	$0.17	$0.14
Diluted earnings per share:
Income from continuing operations	$0.17	$0.14
Income from discontinued operations	-	-
Diluted earnings per share	$0.17	$0.14
Weighted average shares outstanding:
Basic	28.7	28.2
Diluted	29.2	29.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)
	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$10.0	$13.7
Trade receivables, net of allowances of $4.3 and $4.8, respectively	161.4	192.7
Inventories	128.3	106.7
Other current assets	41.1	43.3
Total current assets	340.8	356.4
Property, plant and equipment, net of accumulated depreciation of $235.4
and $225.5, respectively	131.7	128.7
Other assets	98.7	97.1
Total Assets	$571.2	$582.2
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$80.3	$86.3
Advance and progress payments	65.2	52.4
Other current liabilities	92.9	103.3
Total current liabilities	238.4	242.0
Long-term debt, less current portion	130.8	145.4
Accrued pension and other postretirement benefits, less current portion	73.5	73.0
Other liabilities	29.4	28.8
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2011: 28,641,164 issued
and outstanding; 2010: 28,237,279 issued and 28,185,834 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2010: 51,445 shares	-	(0.7)
Additional paid-in capital	56.5	59.1
Retained earnings	76.5	73.6
Accumulated other comprehensive loss	(34.2)	(39.3)
Total stockholders' equity	99.1	93.0
Total Liabilities and Stockholders' Equity	$571.2	$582.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$4.9	$4.0
Income from discontinued operations, net of income taxes	-	(0.1)
Income from continuing operations	4.9	3.9
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	5.9	5.6
Stock-based compensation	1.3	1.6
Other	(2.5)	0.6
Changes in operating assets and liabilities:
Trade receivables, net	34.4	11.7
Inventories	(20.1)	(6.2)
Accounts payable, trade and other	(6.7)	(6.5)
Advance and progress payments	11.7	4.7
Other assets and liabilities, net	(7.0)	(19.4)
Cash provided (required) by continuing operating activities	21.9	(4.0)
Net cash required by discontinued operating activities	(0.1)	(0.1)
Cash provided (required) by operating activities	21.8	(4.1)
Cash Flows From Investing Activities:
Capital expenditures	(5.8)	(2.9)
Proceeds from disposal of assets	-	0.9
Cash required by investing activities	(5.8)	(2.0)
Cash Flows From Financing Activities:
Net (payments) proceeds on credit facilities	(13.8)	5.7
Tax withholdings on stock-based compensation awards	(4.8)	(3.5)
Dividends	(2.4)	(2.2)
Other	1.2	1.5
Cash (required) provided by financing activities	(19.8)	1.5
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(0.1)
Decrease in cash and cash equivalents	(3.7)	(4.7)
Cash and cash equivalents, beginning of period	13.7	14.4
Cash and cash equivalents, end of period	$10.0	$9.7

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

Basis of Presentation—The preceding condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and unaudited interim condensed consolidated financial statements, together with the notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited annual consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2011	December 31, 2010
Raw materials	$66.3	$65.8
Work in process	42.9	29.8
Finished goods	78.9	69.6
Gross inventories before LIFO reserves and valuation adjustments	188.1	165.2
LIFO reserves and valuation adjustments	(59.8)	(58.5)
Net inventories	$128.3	$106.7

Note 3: Pension and Other Postretirement Benefits

Components of net periodic benefit income were as follows:

			Other Postretirement
	Pension Benefits		Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2011	2010	2011	2010
Service cost	$0.3	$0.4	$-	$-
Interest cost	3.6	3.6	0.1	0.1
Expected return on assets	(4.6)	(4.6)	-	-
Amortization of prior service benefit	-	-	(0.2)	(0.2)
Amortization of actuarial losses, net	0.4	0.1	-	-
Net periodic benefit income	$(0.3)	$(0.5)	$(0.1)	$(0.1)

Note 4: Stock-based Compensation

Stock-based compensation expense was $1.3 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. In the three months ended March 31, 2011, we granted the following restricted stock awards to our employees:

			Weighted-Average
	Shares		Grant-Date Fair Value
Time-based	150,236
Performance-based	185,582	*
Granted during the three months ended March 31, 2011	335,818		$18.50

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

For current year performance-based awards, actual payouts may vary from zero to 371,164 shares and will be dependent upon our performance relative to prior year with respect to growth in earnings and net contribution (which is an economic value added measure calculated by determining the amount by which our net income from continuing operations, after adding back interest expense, exceeds our cost of capital) for the year ending December 31, 2011. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

Note 5: Stockholders’ Equity

During the three months ended March 31, 2011, 0.5 million shares were issued in connection with our stock-based compensation plan. During the year ended December 31, 2010, 0.6 million shares were issued.

Comprehensive income consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Net income	$4.9	$4.0
Foreign currency translation adjustments	4.9	(3.4)
Derivatives designated as hedges, net of tax of $0.1 for the three months ended March 31, 2011 and 2010	0.1	0.2
Pension and other postretirement liability adjustments	0.1	(0.1)
Comprehensive income	$10.0	$0.7

Note 6: Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities. The following table sets forth the computation of basic and diluted EPS from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended
	March 31,
(In millions, except per share data)	2011	2010
Basic earnings per share:
Income from continuing operations	$4.9	$3.9
Weighted average number of shares outstanding	28.7	28.2
Basic earnings per share from continuing operations	$0.17	$0.14
Diluted earnings per share:
Income from continuing operations	$4.9	$3.9
Weighted average number of shares outstanding	28.7	28.2
Effect of dilutive securities:
Options on common stock	0.1	0.1
Restricted stock	0.4	0.7
Total shares and dilutive securities	29.2	29.0
Diluted earnings per share from continuing operations	$0.17	$0.14

Note 7: Derivative Financial Instruments and Risk Management

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of March 31, 2011, we held forward exchange contracts with an aggregate notional value of $352.9 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

During 2010 and through January 31, 2011, we had an interest rate swap that fixed the annual interest rate on a portion of our borrowings under the credit facility at 4.9%. For the period prior to January 30, 2010, the interest rate swap fixed the interest rate on $50 million of our borrowings and for the period from January 30, 2010 to January 31, 2011, the interest rate swap fixed the interest rate on $25 million of our borrowings.

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives.

With the exception of the interest rate swap and certain foreign exchange derivatives entered into prior to our spin-off in July 2008, we do not apply hedge accounting. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings, depending on whether a derivative is designated as, and is effective as, a hedge. Cash flows from derivatives are classified as cash flows from operating activities.

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets:

	As of March 31, 2011		As of December 31, 2010
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swap contract	$-	$-	$-	$0.2
Foreign exchange contracts	-	0.3	-	0.4
Total derivatives designated as hedging instruments	-	0.3	-	0.6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	10.9	8.3	11.9	8.2
Total derivatives not designated as hedging instruments	$10.9	$8.3	$11.9	$8.2

(1)	Included in other current assets and other assets on our Condensed Consolidated Balance Sheets.
(2)	Included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheets.

The following table presents the effective portion of the gains and losses on derivative instruments affecting the condensed consolidated statements of income for the three month periods ended March 31, 2011 and 2010:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (1)
(In millions)	2011	2010		2011	2010
Interest rate swap contract	$-	$(0.1)	Net interest expense	$-	$(0.3)
Foreign exchange contracts	0.1	0.1	Revenue	(0.1)	-
Total	$0.1	$-		$(0.1)	$(0.3)

(1)	For the three month periods ended March 31, 2011 and 2010, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of March 31, 2011, we do not expect to reclassify a significant amount of accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions are expected to occur by the end of 2013.

The following table presents the location in the consolidated statements of income and the gain (loss) recognized on derivatives not designated as hedging instruments for the three month periods ended March 31, 2011 and 2010:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2011	2010
Foreign exchange contracts	Revenue	$2.7	$1.2
Foreign exchange contracts	Cost of sales	(0.1)	(0.4)
Foreign exchange contracts	Other income (expense), net	0.3	0.2
Total		2.9	1.0

Remeasurement of assets and liabilities in foreign currencies		(0.6)	(0.8)

Net gain on foreign currency transactions		$2.3	$0.2

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2011				As of December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.5	$10.5	$-	$-	$9.9	$9.9	$-	$-
Derivatives	10.9	-	10.9	-	11.9	-	11.9	-
Total assets	$21.4	$10.5	$10.9	$-	$21.8	$9.9	$11.9	$-
Liabilities:
Derivatives	$8.6	$-	$8.6	$-	$8.8	$-	$8.8	$-

Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. Investments include an unrealized gain of $0.2 million and $1.0 million for the three months ended March 31, 2011 and year ended December 31, 2010, respectively. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payables, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of March 31, 2011		As of December 31, 2010
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$84.2	$75.0	$84.8
Revolving credit facility, expires on July 31, 2013	54.4	54.4	68.7	68.7
4.5% Brazilian Real loan due December 31, 2012	2.8	2.5	3.2	2.8
Other	0.8	0.8	0.2	0.2

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

In connection with our spin-off from FMC Technologies in 2008, we entered into a separation and distribution agreement with FMC Technologies (the “Separation and Distribution Agreement”). Under the Separation and Distribution Agreement, we have assumed liabilities related to specified legal proceedings arising from our business prior to the spin-off. As a result, although FMC Technologies will remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from litigation. We do not believe that any existing litigation we have assumed will have a material effect on our business, results of operations or financial condition.

Guarantees and Product Warranties—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees.  These financial instruments, which totaled approximately $78.6 million at March 31, 2011, represent guarantees of our future performance.  We also have provided approximately $6.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of March 31, 2011, the maximum future payment obligation of such guarantees was $1.2 million and the associated liability balance was $0.2 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

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

	Three Months Ended
	March 31,
(In millions)	2011	2010
Balance at beginning of period	$8.0	$7.3
Expense for new warranties	1.8	1.0
Adjustments to existing accruals	0.2	-
Claims paid	(1.9)	(1.9)
Balance at end of period	$8.1	$6.4

Note 10: Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, restructuring costs, interest income and expense and income taxes.

	Three Months Ended
	March 31,
(In millions)	2011	2010
Revenue
JBT FoodTech	$106.9	$101.5
JBT AeroTech	92.5	67.4
Other revenue (1) and intercompany eliminations	2.1	0.1
Total revenue	$201.5	$169.0

Income before income taxes
Segment operating profit:
JBT FoodTech	$5.7	$8.6
JBT AeroTech	7.7	4.8
Total segment operating profit	13.4	13.4
Corporate items:
Corporate expense (2)	(4.0)	(3.7)
Other expense, net (1)	(0.1)	(1.8)
Net interest expense	(1.7)	(1.9)
Total corporate items	(5.8)	(7.4)
Income from continuing operations before income taxes	$7.6	$6.0

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

(in millions)	2011	2010
JBT FoodTech	$1.0	$0.9
JBT AeroTech	-	-
Total	$1.0	$0.9
(2)	Corporate expense primarily includes corporate staff expenses.

Note 11: Subsequent Events

On May 4, 2011, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on June 10, 2011 to stockholders of record at the close of business on May 20, 2011.

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

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we described in our Form 10-K under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

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

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, air freight and ground handling companies, the United States and selected international defense departments and the material handling industry. The product offerings of our JBT AeroTech businesses include:

•	ground support equipment for cargo loading, aircraft deicing and aircraft towing;
•	gate equipment for passenger boarding, on the ground aircraft power and cooling;
•	airport services for maintenance of airport equipment, systems and facilities;
•	military equipment for cargo loading, aircraft towing and on the ground aircraft cooling; and
•	automated guided vehicles for material handling in the automotive, printing, warehouse, and hospital industries.

We have established a large installed base of food processing equipment as well as airport equipment and have built a strong global presence with manufacturing, sourcing, sales and service organizations located on six continents to support our equipment that has been delivered to more than 100 countries.

We have developed close working relationships with our customers, which we believe enhances our competitive advantage, strengthens our market positions and improves our results. We serve customers from around the world. A significant portion of our total sales are typically to locations outside of the United States. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	March 31,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue	$201.5	$169.0	$32.5	19.2%
Cost of sales	150.3	122.1	(28.2)	(23.1)
Gross profit	51.2	46.9	4.3	9.2
Selling, general and administrative expense	37.7	35.2	(2.5)	(7.1)
Research and development expense	4.9	4.3	(0.6)	(14.0)
Other income, net	(0.7)	(0.5)	0.2	40.0
Operating income	9.3	7.9	1.4	17.7
Net interest expense	(1.7)	(1.9)	0.2	10.5
Income from continuing operations before income taxes	7.6	6.0	1.6	26.7
Provision for income taxes	2.7	2.1	(0.6)	(28.6)
Income from continuing operations	4.9	3.9	1.0	25.6
Income from discontinued operations, net of taxes	-	0.1	(0.1)	(100.0)
Net income	$4.9	$4.0	$0.9	22.5%

Total revenue increased by $32.5 million in the first quarter of 2011 compared to the same period in 2010. Product sales increased by $24.7 million, primarily as a result of $17.0 million of higher revenue from gate equipment products and $4.7 million of higher revenue from ground support equipment products. Sales of aftermarket parts and services increased by $3.0 million. Favorable impact of foreign currency translation resulted in $5.1 million of higher revenue.

Gross profit increased by $4.3 million in the first quarter of 2011 compared to the same period in 2010. The increase in gross profit was driven by higher sales volume, which resulted in an increase in gross profit of $7.6 million. This increase was partially offset by $4.5 million of lower gross profit due to lower gross profit margin, which resulted from an unfavorable mix of products sold as compared to the prior-year, and lower gross profit margin earned on certain large contracts in JBT AeroTech. The remaining difference was due to a favorable impact of foreign currency translation.

Operating income increased by $1.4 million in the first quarter of 2011 compared to the same period in 2010 while operating income margins remained relatively unchanged. The increase in operating income was driven by higher sales volume. Selling, general and administrative expenses increased by $2.5 million, but only $1.7 million in constant currency and decreased as a percentage of revenue from 20.8% to 18.7%.

Net interest expense was $0.2 million lower in the first quarter of 2011 compared to the same period in 2010 as a result of a lower overall interest rate on our variable rate debt due to the maturity of a $25 million interest rate swap on January 31, 2011. The interest rate swap previously fixed the interest rate on a portion of our borrowings under the credit facility at 4.9%.

Income tax expense in the first quarter of 2011 reflected an effective income tax rate of 35.0% compared to 34.3% in the same period in 2010. The difference in the rate was primarily attributable to higher anticipated earnings in higher tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Three Months Ended
	March 31,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue
JBT FoodTech	$106.9	$101.5	$5.4	5.3%
JBT AeroTech	92.5	67.4	25.1	37.2
Other revenue and intercompany eliminations	2.1	0.1	2.0	*
Total revenue	$201.5	$169.0	$32.5	19.2%

Income before income taxes
Segment operating profit:
JBT FoodTech	$5.7	$8.6	$(2.9)	(33.7	) %
JBT AeroTech	7.7	4.8	2.9	60.4
Total segment operating profit	13.4	13.4	-	-
Corporate items:
Corporate expense	(4.0)	(3.7)	(0.3)	(8.1)
Other expense, net	(0.1)	(1.8)	1.7	94.4
Net interest expense	(1.7)	(1.9)	0.2	10.5
Total corporate items	(5.8)	(7.4)	1.6	21.6
Income from continuing operations before income taxes	$7.6	$6.0	$1.6	26.7%

*  Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes. Restructuring costs included in other expense, net were:

(in millions)	2011	2010
JBT FoodTech	$1.0	$0.9
JBT AeroTech	-	-
Total	$1.0	$0.9

JBT FoodTech

JBT FoodTech’s revenue increased by $5.4 million in the first quarter of 2011 compared to the same period in 2010. The increase was driven primarily by a favorable impact of foreign currency translation, which resulted in $4.4 million of higher revenue. The remaining difference was due to higher sales of our freezing and chilling products and protein processing products primarily in Europe partially offset by lower sales of in-container processing equipment.

JBT FoodTech’s operating profit decreased by $2.9 million in the first quarter of 2011 compared to the same period in 2010. Operating profit margins decreased from 8.5% to 5.3%. The decrease in operating profit was driven primarily by lower gross profit margin, which resulted in $2.4 million of lower operating profit. Gross profit margin declined by 230 basis points as a result of an unfavorable mix of products sold compared to the prior-year and due to the strengthening of Swedish Krona. Additionally, higher selling and advertising costs due to the timing of expenditures decreased operating profit by $0.8 million.

JBT AeroTech

JBT AeroTech’s revenue increased by $25.1 million in the first quarter of 2011 compared to the same period in 2010 as a result of converting part of the strong year-end 2010 order backlog into revenue.  Revenue from gate equipment products and ground support equipment products increased by $18.9 million and $5.9 million, respectively.

JBT AeroTech’s operating profit increased by $2.9 million in the first quarter of 2011 compared to the same period in 2010. Operating profit margins increased from 7.1% to 8.3% as a result of better leverage of fixed costs. Higher sales volume resulted in an increase in profit of $5.6 million. Gross profit margin decreased by 250 basis points due to lower proportion of revenue from sales of Halvorsen loaders and lower gross profit margin earned on certain large contracts, which resulted in $2.3 million of lower operating profit. Additionally, an increase in research and development expenditures resulted in a decrease in operating profit of $0.3 million.

Corporate Items

Corporate items decreased by $1.6 million in the first quarter of 2011 compared to the same period in 2010. The decrease was driven primarily by higher gains on foreign currency transactions.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Three Months Ended
	March 31,
(In millions)	2011	2010
JBT FoodTech	$133.8	$128.2
JBT AeroTech	77.3	114.7
Other and intercompany eliminations	2.1	0.1
Total inbound orders	$213.2	$243.0

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	March 31, 2011	December 31, 2010	March 31, 2010
JBT FoodTech	$130.3	$103.4	$123.4
JBT AeroTech	168.2	183.4	162.0
Intercompany eliminations	-	-	(0.2)
Total order backlog	$298.5	$286.8	$285.2

As of March 31, 2011, JBT FoodTech’s order backlog increased by $26.9 million since December 31, 2010. The increase in backlog was driven primarily by orders for our freezing and chilling products and protein processing products from customers in the poultry industry in all regions, which resulted in $15.8 million of higher backlog, and by orders for our in-container processing equipment, which resulted in $10.4 million of higher backlog. JBT FoodTech’s order backlog increased by $6.9 million since March 31, 2010 primarily due to the favorable impact of foreign currency translation.

As of March 31, 2011, JBT AeroTech’s order backlog decreased by $15.2 million since December 31, 2010 and increased by $6.2 million since March 31, 2010. The changes in order backlog were driven by strong revenue results in our gate equipment product line, which resulted in a decrease in order backlog of $26.0 million since December 31, 2010 and $23.0 million since March 31, 2010. However, improved market conditions have increased demand for our automated systems and ground support equipment products, which resulted in an increase in order backlog since December 31, 2010 of $6.9 million and $1.8 million, respectively, and since March 31, 2010 of $16.3 million and $8.2 million, respectively.

Outlook

We anticipate a moderate growth in our end markets for most product lines, reflecting continued improvement in the global economy. We project our 2011 diluted earnings per share to be in the range of $1.35 to $1.50, depending on the varying degrees of the economic recovery. However, our earnings could be negatively impacted by more significant political turmoil in the Middle East and higher commodity prices and the effect of these factors on the markets we serve.

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

Cash flows for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended
	March 31,
(In millions)	2011	2010
Cash provided (required) by continuing operating activities	$21.9	$(4.0)
Cash required by investing activities	(5.8)	(2.0)
Cash (required) provided by financing activities	(19.8)	1.5
Cash required by discontinued operations	(0.1)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)
Decrease in cash and cash equivalents	$(3.7)	$(4.7)

Cash flows provided by continuing operating activities during the three months ended March 31, 2011 were $21.9 million compared to cash flows required by continuing operating activities of $4.0 million in the same period in 2010. The change in the cash flows is primarily attributable to changes in working capital. Sales in the fourth quarter of 2010 were significantly higher than in the same quarter in 2009, resulting in $56.1 million of higher trade receivables. During the three months ended March 31, 2011, we collected a significant portion of these receivables.

Cash required by investing activities was $5.8 million and $2.0 million during the three months ended March 31, 2011 and 2010, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment.

Cash required by financing activities was $19.8 million in the three months ended March 31, 2011 compared to cash provided by financing activities of $1.5 million in the same period in 2010. We reduced the borrowings under our credit facility by $14.3 million in the three months ended March 31, 2011, compared to an increase in borrowings under our credit facility of $5.5 million in the same period in 2010.

Financing Arrangements

We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or the Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of March 31, 2011, we had $54.4 million drawn on the credit facility, $15.0 million in letters of credit issued under the credit facility and $155.6 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At March 31, 2011, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of March 31, 2011
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	12.9
Leverage ratio (2)	Not greater than 3.0	1.4
Capital expenditures (3)	Not greater than $33 million	$5.8 million
Dividends paid	Not greater than $20 million	$2.4 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	12.9
Leverage ratio (2)	Not greater than 3.25	1.4

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

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. On May 4, 2011, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock, or approximately $2.0 million. The dividend will be paid on June 10, 2011 to stockholders of record at the close of business on May 20, 2011. We estimate that we will contribute approximately $11.5 million in the remainder of 2011 to our pension and other postretirement benefit plans, primarily reflecting discretionary contributions to our U.S. qualified pension plan.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates. During the three months ended March 31, 2011, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. We have concluded that our disclosure controls and procedures were:

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

    There were no changes in controls identified in the evaluation for the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of March 31, 2011, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 3, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
May 10, 2011

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the three months ended March 31, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: May 10, 2011

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