Form 10-Q
period 2011-06-30
John Bean Technologies CORP
filed 2011-08-04
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common Stock, par value $0.01 per share	28,642,344

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

John Bean Technologies Corporation
Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$252.5	$208.3	$454.0	$377.3
Operating expenses:
Cost of sales	192.7	153.9	343.0	276.0
Selling, general and administrative expense	37.8	35.4	75.5	70.6
Research and development expense	4.9	4.3	9.8	8.6
Other (income) expense, net	(0.3)	0.3	(1.0)	(0.2)
Operating income	17.4	14.4	26.7	22.3
Net interest expense	(1.7)	(2.0)	(3.4)	(3.9)
Income from continuing operations before income taxes	15.7	12.4	23.3	18.4
Provision for income taxes	5.3	4.2	8.0	6.3
Income from continuing operations	10.4	8.2	15.3	12.1
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	(0.1)	-
Net income	$10.3	$8.1	$15.2	$12.1

Basic earnings per share:
Income from continuing operations	$0.36	$0.29	$0.53	$0.43
Income from discontinued operations	-	-	-	-
Net income	$0.36	$0.29	$0.53	$0.43
Diluted earnings per share:
Income from continuing operations	$0.35	$0.28	$0.52	$0.42
Income from discontinued operations	-	-	-	-
Net income	$0.35	$0.28	$0.52	$0.42
Weighted average shares outstanding:
Basic	28.8	28.2	28.8	28.2
Diluted	29.3	29.1	29.3	29.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$7.8	$13.7
Trade receivables, net of allowances of $3.9 and $4.8, respectively	190.9	192.7
Inventories	128.1	106.7
Other current assets	38.9	43.3
Assets held for sale	2.7	-
Total current assets	368.4	356.4
Property, plant and equipment, net of accumulated depreciation of $242.3 and $225.5, respectively	132.3	128.7
Other assets	97.4	97.1
Total Assets	$598.1	$582.2
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$87.6	$86.3
Advance and progress payments	55.3	52.4
Other current liabilities	97.5	103.3
Total current liabilities	240.4	242.0
Long-term debt, less current portion	145.2	145.4
Accrued pension and other postretirement benefits, less current portion	71.7	73.0
Other liabilities	29.8	28.8
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2011: 28,642,064 issued and outstanding; 2010: 28,237,279 issued and 28,185,834 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2010: 51,445 shares	-	(0.7)
Additional paid-in capital	58.1	59.1
Retained earnings	84.7	73.6
Accumulated other comprehensive loss	(32.1)	(39.3)
Total stockholders' equity	111.0	93.0
Total Liabilities and Stockholders' Equity	$598.1	$582.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$15.2	$12.1
Loss from discontinued operations, net of income taxes	0.1	-
Income from continuing operations	15.3	12.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11.9	11.0
Stock-based compensation	2.8	3.5
Other	(1.9)	1.3
Changes in operating assets and liabilities:
Trade receivables, net	4.9	2.3
Inventories	(19.7)	(16.6)
Accounts payable, trade and other	0.4	3.9
Advance and progress payments	1.8	0.9
Other assets and liabilities, net	(2.3)	(13.0)
Cash provided by continuing operating activities	13.2	5.4
Net cash required by discontinued operating activities	(0.3)	-
Cash provided by operating activities	12.9	5.4
Cash Flows From Investing Activities:
Capital expenditures	(10.7)	(7.3)
Proceeds from disposal of assets	0.1	1.5
Other	(1.0)	-
Cash required by investing activities	(11.6)	(5.8)
Cash Flows From Financing Activities:
Net increase in short-term debt	0.6	2.3
Net proceeds (payments) on credit facilities	0.4	(4.2)
(Payments on) issuance of long-term debt	(0.8)	2.9
Excess tax benefits	1.7	1.6
Tax withholdings on stock-based compensation awards	(4.8)	(3.5)
Dividends	(4.4)	(4.2)
Cash required by financing activities	(7.3)	(5.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(0.3)
Decrease in cash and cash equivalents	(5.9)	(5.8)
Cash and cash equivalents, beginning of period	13.7	14.4
Cash and cash equivalents, end of period	$7.8	$8.6

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

Reclassifications—Certain amounts in prior years’ financial information have been reclassified to conform to the current year presentation.

Note 2: Inventories

Inventories consisted of the following:
(In millions)	June 30, 2011	December 31, 2010
Raw materials	$70.4	$65.8
Work in process	42.5	29.8
Finished goods	75.9	69.6
Gross inventories before LIFO reserves and valuation adjustments	188.8	165.2
LIFO reserves and valuation adjustments	(60.7)	(58.5)
Net inventories	$128.1	$106.7

Note 3: Pension and Other Postretirement Benefits

Components of net periodic benefit income were as follows:
	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30.		June 30,		June 30,
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$0.5	$0.4	$0.8	$0.8	$0.1	$0.1	$0.1	$0.1
Interest cost	3.6	3.5	7.2	7.1	0.1	0.1	0.2	0.2
Expected return on assets	(4.6)	(4.6)	(9.2)	(9.2)	-	-	-	-
Amortization of prior service benefit	-	-	-	-	(0.3)	(0.3)	(0.5)	(0.5)
Amortization of actuarial losses, net	0.4	0.2	0.8	0.3	-	-	-	-
Settlement cost	-	0.3	-	0.3	-	-	-	-
Net periodic benefit income	$(0.1)	$(0.2)	$(0.4)	$(0.7)	$(0.1)	$(0.1)	$(0.2)	$(0.2)

Note 4: Stock-based Compensation

Stock-based compensation expense was $1.5 million and $1.9 million for the three months ended June 30, 2011 and 2010, respectively, and $2.8 million and $3.5 million for the six months ended June 30, 2011 and 2010, respectively.

In the six months ended June 30, 2011, we granted the following restricted stock awards:
			Weighted Average
	Shares		Grant Date Fair Value
Time-based	177,946
Performance-based	185,582	*
Granted during the six months ended June 30, 2011	363,528		$18.63

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

Note 5: Stockholders’ Equity

During the six months ended June 30, 2011, 0.5 million shares were issued in connection with our stock-based compensation plan. During the year ended December 31, 2010, 0.6 million shares were issued.

Comprehensive income consisted of the following:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Net income	$10.3	$8.1	$15.2	$12.1
Foreign currency translation adjustments	2.0	(6.2)	6.9	(9.6)
Derivatives designated as hedges, net of tax of $0.1 for the six months ended June 30, 2011 and 2010, respectively	-	-	0.1	0.2
Pension and other postretirement liability adjustments, net of tax of $0.1 for the three months and the six months ended June 30, 2011	0.1	0.1	0.2	-
Comprehensive income	$12.4	$2.0	$22.4	$2.7

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

The following table sets forth the computation of basic and diluted EPS from continuing operations for the respective periods and our basic and dilutive shares outstanding:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2011	2010	2011	2010
Basic earnings per share:
Income from continuing operations	$10.4	$8.2	$15.3	$12.1
Weighted average number of shares outstanding	28.8	28.2	28.8	28.2
Basic earnings per share from continuing operations	$0.36	$0.29	$0.53	$0.43
Diluted earnings per share:
Income from continuing operations	$10.4	$8.2	$15.3	$12.1
Weighted average number of shares outstanding	28.8	28.2	28.8	28.2
Effect of dilutive securities:
Options on common stock	-	0.1	-	0.1
Restricted stock	0.5	0.8	0.5	0.7
Total shares and dilutive securities	29.3	29.1	29.3	29.0
Diluted earnings per share from continuing operations	$0.35	$0.28	$0.52	$0.42

Note 7: Derivative Financial Instruments and Risk Management

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of June 30, 2011, we held forward exchange contracts with an aggregate notional value of $336.0 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

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

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets:

	As of June 30, 2011		As of December 31, 2010
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swap contract	$-	$-	$-	$0.2
Foreign exchange contracts	-	0.3	-	0.4
Total derivatives designated as hedging instruments	-	0.3	-	0.6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	10.3	8.3	11.9	8.2
Total derivatives not designated as hedging instruments	$10.3	$8.3	$11.9	$8.2

(1)	Included in other current assets and other assets on our Condensed Consolidated Balance Sheets.
(2)	Included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheets.

The following table presents the effective portion of the gains and losses on derivative instruments affecting the condensed consolidated statements of income:
Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010		2011	2010	2011	2010
Interest rate swap contract	$-	$-	$-	$-	Net interest expense	$-	$(0.2)	$-	$(0.5)
Foreign exchange contracts	(0.1)	(0.2)	-	(0.2)	Revenue	(0.1)	-	(0.2)	-
Total	$(0.1)	$(0.2)	$-	$(0.2)		$(0.1)	$(0.2)	$(0.2)	$(0.5)

(1)	For the three and six months ended June 30, 2011 and 2010, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of June 30, 2011, we do not expect to reclassify a significant amount of accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions are expected to occur by 2013.

The following table presents the location in the consolidated statements of income and the gain (loss) recognized on derivatives not designated as hedging instruments:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2011	2010	2011	2010
Foreign exchange contracts	Revenue	$(0.2)	$(0.3)	$2.5	$0.9
Foreign exchange contracts	Cost of sales	0.6	0.3	0.5	(0.1)
Foreign exchange contracts	Other income, net	0.1	-	0.4	0.2
Total		$0.5	$0.0	$3.4	$1.0

Remeasurement of assets and liabilities in foreign currencies		0.6	0.9	-	0.1

Net gain on foreign currency transactions		$1.1	$0.9	$3.4	$1.1

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

●	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
●
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:
	As of June 30, 2011				As of December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.6	$10.6	$-	$-	$9.9	$9.9	$-	$-
Derivatives	10.3	-	10.3	-	11.9	-	11.9	-
Total assets	$20.9	$10.6	$10.3	$-	$21.8	$9.9	$11.9	$-
Liabilities:
Derivatives	$8.6	$-	$8.6	$-	$8.8	$-	$8.8	$-

Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. For the six months ended June 30, 2011 and the year ended December 31, 2010, investments include an unrealized gain of $0.1 million and $1.0 million, respectively. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:
	As of June 30, 2011		As of December 31, 2010
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$85.4	$75.0	$84.8
Revolving credit facility, due 2013	69.2	69.2	68.7	68.7
4.5% Brazilian Real loan due December 31, 2012	2.5	2.3	3.2	2.8
Other	0.8	0.8	0.2	0.2

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

In connection with our spin-off from FMC Technologies, Inc. in 2008, we entered into a separation and distribution agreement with FMC Technologies, Inc. (the “Separation and Distribution Agreement”). Under the Separation and Distribution Agreement, we have assumed liabilities related to specified legal proceedings arising from our business prior to the spin-off. As a result, although FMC Technologies, Inc. will in many cases remain the named defendant, we will manage the litigation and indemnify FMC Technologies, Inc. for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our business, results of operations or financial condition.

Guarantees and Product Warranties—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees.  These financial instruments, which totaled approximately $100.4 million at June 30, 2011, represent guarantees of our future performance.  We also have provided approximately $6.8 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of June 30, 2011, the maximum future payment obligation of such guarantees was $1.2 million and the associated liability balance was $0.2 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$8.1	$6.4	$8.0	$7.3
Expense for new warranties	2.2	2.0	4.0	3.0
Adjustments to existing accruals	(0.2)	(0.2)	-	(0.2)
Claims paid	(2.2)	(1.3)	(4.1)	(3.2)
Balance at end of period	$7.9	$6.9	$7.9	$6.9

Note 10: Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, restructuring costs, interest income and expense and income taxes.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
Revenue
JBT FoodTech	$154.3	$135.6	$261.2	$237.1
JBT AeroTech	97.2	72.0	189.7	139.4
Other revenue (1) and intercompany eliminations	1.0	0.7	3.1	0.8
Total revenue	$252.5	$208.3	$454.0	$377.3

Income before income taxes
Segment operating profit:
JBT FoodTech	$14.0	$15.2	$19.7	$23.8
JBT AeroTech	7.6	3.9	15.3	8.7
Total segment operating profit	21.6	19.1	35.0	32.5
Corporate items:
Corporate expense (2)	(3.8)	(4.0)	(7.8)	(7.7)
Other expense, net (1)	(0.4)	(0.7)	(0.5)	(2.5)
Net interest expense	(1.7)	(2.0)	(3.4)	(3.9)
Total corporate items	(5.9)	(6.7)	(11.7)	(14.1)
Income from continuing operations before income taxes	$15.7	$12.4	$23.3	$18.4

(1)
Other revenue comprises certain gains and losses related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.  Restructuring costs included in other expense, net were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2011	2010	2011	2010
JBT FoodTech	$0.2	$-	$1.2	$0.9
JBT AeroTech	-	-	-	-
Total	$0.2	$-	$1.2	$0.9

(2)	Corporate expense primarily includes corporate staff expenses.

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

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we described in our Form 10-K for the year ended December 31, 2010, including under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

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

JBT FoodTech markets its solutions and services to multi-national and regional industrial food processing companies. The product offerings of our JBT FoodTech businesses include:

●	freezer solutions for the freezing and chilling of meat, seafood, poultry, dairy, ready-to-eat meals, fruits, vegetables and bakery products;
●	protein processing solutions that portion, coat and cook poultry, meat, seafood, vegetable and bakery products;
●	in-container processing solutions for fruits, vegetables, soups, sauces, dairy and pet food products as well as ready-to-eat meals in a wide variety of modern packages; and
●	fruit processing solutions that extract, concentrate and aseptically process citrus, tomato and other fruits.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, air freight and ground handling companies, the United States and certain international defense departments and the material handling industry. The product offerings of our JBT AeroTech businesses include:

●	ground support equipment for cargo loading, aircraft deicing and aircraft towing;
●	gate equipment for passenger boarding, on the ground aircraft power and cooling;
●	airport services for maintenance of airport equipment, systems and facilities;
●	military equipment for cargo loading, aircraft towing and on the ground aircraft cooling; and
●	automated guided vehicles for material handling in the automotive, printing, warehouse, and hospital industries.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended
	June 30,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue	$252.5	$208.3	$44.2	21.2%
Cost of sales	192.7	153.9	(38.8)	(25.2)
Gross profit	59.8	54.4	5.4	9.9
Selling, general and administrative expense	37.8	35.4	(2.4)	(6.8)
Research and development expense	4.9	4.3	(0.6)	(14.0)
Other (income) expense, net	(0.3)	0.3	0.6	*
Operating income	17.4	14.4	3.0	20.8
Net interest expense	(1.7)	(2.0)	0.3	15.0
Income from continuing operations before income taxes	15.7	12.4	3.3	26.6
Provision for income taxes	5.3	4.2	(1.1)	(26.2)
Income from continuing operations	10.4	8.2	2.2	26.8
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	-	-
Net income	$10.3	$8.1	$2.2	27.2%

*	Not meaningful

Total revenue increased by $44.2 million in the second quarter of 2011 compared to the same period in 2010. The increase in revenue was driven by $22.0 million of higher product sales in the JBT AeroTech segment, $5.6 million of higher aftermarket parts and services sales in the JBT FoodTech segment and $13.6 million of higher revenue due to a favorable impact of foreign currency translation.

Gross profit increased by $5.4 million in the second quarter of 2011 compared to the same period in 2010. The increase in gross profit was driven by higher sales volume, which resulted in an increase in gross profit of $8.0 million. This increase was partially offset by $6.2 million of lower profit due to lower gross profit margin, which resulted from the strengthening of the Swedish Krona and an unfavorable mix of products sold as compared to the same period in the prior year. The remaining difference was due to a favorable impact of foreign currency translation.

Operating income increased by $3.0 million in the second quarter of 2011 compared to the same period in 2010 while operating income margin remained relatively unchanged. The increase in operating income was driven by higher sales volume. Selling, general and administrative expenses increased by $2.4 million, but by only $0.5 million in constant currencies, and decreased as a percentage of revenue from 17.0% to 15.0%. Research and development expense increased by $0.6 million primarily due to expenditures on developing new gate equipment products.

Net interest expense was $0.3 million lower in the second quarter of 2011 compared to the same period in 2010 primarily as a result of a lower overall interest rate on our variable rate debt. During 2010, we had an interest rate swap that fixed the interest rate on $25 million of borrowings under our credit facility at 4.9%. We currently do not hold any interest rate swaps.

Income tax expense in the second quarter of 2011 reflects an effective income tax rate for the full year of 34.9% compared to 34.3% in the same period in 2010. The difference in the rate was primarily attributable to higher anticipated earnings in higher tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended
	June 30,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue
JBT FoodTech	$154.3	$135.6	$18.7	13.8%
JBT AeroTech	97.2	72.0	25.2	35.0
Other revenue and intercompany eliminations	1.0	0.7	0.3	42.9
Total revenue	$252.5	$208.3	$44.2	21.2%

Income before income taxes
Segment operating profit:
JBT FoodTech	$14.0	$15.2	$(1.2)	(7.9	) %
JBT AeroTech	7.6	3.9	3.7	94.9
Total segment operating profit	21.6	19.1	2.5	13.1
Corporate items:
Corporate expense	(3.8)	(4.0)	0.2	5.0
Other expense, net	(0.4)	(0.7)	0.3	42.9
Net interest expense	(1.7)	(2.0)	0.3	15.0
Total corporate items	(5.9)	(6.7)	0.8	11.9
Income from continuing operations before income taxes	$15.7	$12.4	$3.3	26.6%

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

	Three Months Ended
	June 30,
(in millions)	2011	2010
JBT FoodTech	$0.2	$-
JBT AeroTech	-	-
Total	$0.2	$-

JBT FoodTech

JBT FoodTech’s revenue increased by $18.7 million in the second quarter of 2011 compared to the same period in 2010. Revenue from tomato and fruit processing products increased by $10.9 million due to shipments of several large orders but was offset by lower sales of freezing and chilling products and protein processing products due to the soft demand in the North American market. Additionally, higher sales of aftermarket parts and services and a favorable impact of foreign currency translation resulted in higher revenue of $5.6 million and $12.7 million, respectively.

JBT FoodTech’s operating profit decreased by $1.2 million in the second quarter of 2011 compared to the same period in 2010. Operating profit margin decreased from 11.2% to 9.1% as a result of lower gross profit margin. Excluding the favorable impact of foreign currency translation, operating profit decreased by $2.7 million. Higher sales volume resulted in $1.7 million of higher operating profit but was more than offset by a decrease in gross profit margin. Gross profit margin declined due to the strengthening of the Swedish Krona and lower margins on large orders, resulting in $4.4 million of lower operating profit. We have historically exported the majority of our freezing and chilling products out of Sweden. However, we are expanding our production capabilities in the U.S. and China to shorten production lead times for sales in these regions and to help mitigate risk from currency fluctuations.

JBT AeroTech

JBT AeroTech’s revenue increased by $25.2 million in the second quarter of 2011 compared to the same period in 2010 as a result of improved market conditions and the conversion of the strong year-end 2010 order backlog into revenue. Revenue from gate equipment products, automated guided systems and ground support equipment products increased by $9.7 million, $7.3 million and $3.4 million, respectively.

JBT AeroTech’s operating profit increased by $3.7 million in the second quarter of 2011 compared to the same period in 2010. Operating profit margin increased from 5.4% to 7.8% as a result of better leverage of fixed costs. Gross profit increased by $4.5 million primarily due to higher sales volume. The remaining difference was primarily due to $0.3 million of higher selling costs driven by higher sales and $0.3 million of higher development costs related to new gate equipment products.

Corporate Items

Corporate items decreased by $0.8 million in the second quarter of 2011 compared to the same period in 2010. The decrease was driven by lower stock-based compensation expense, reflecting a lower level of grants issued in years after the spin-off from FMC Technologies, Inc., and lower interest expense.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended
	June 30,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue	$454.0	$377.3	$76.7	20.3%
Cost of sales	343.0	276.0	(67.0)	(24.3)
Gross profit	111.0	101.3	9.7	9.6
Selling, general and administrative expense	75.5	70.6	(4.9)	(6.9)
Research and development expense	9.8	8.6	(1.2)	(14.0)
Other (income) expense, net	(1.0)	(0.2)	0.8	*
Operating income	26.7	22.3	4.4	19.7
Net interest expense	(3.4)	(3.9)	0.5	12.8
Income from continuing operations before income taxes	23.3	18.4	4.9	26.6
Provision for income taxes	8.0	6.3	(1.7)	(27.0)
Income from continuing operations	15.3	12.1	$3.2	26.4
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	(100.0)
Net income	$15.2	$12.1	$3.1	25.6%

*	Not meaningful

Total revenue increased by $76.7 million in the six months ended June 30, 2011 compared to the same period in 2010. The increase in revenue was driven by $46.0 million of higher product sales primarily in the JBT AeroTech segment, $8.7 million of higher aftermarket parts and services sales and $18.7 million of higher revenue due to a favorable impact of foreign currency translation.

Gross profit increased by $9.7 million in the six months ended June 30, 2011 compared to the same period in 2010. The increase in gross profit was driven by higher sales volume, which resulted in an increase in gross profit of $15.6 million. This increase was partially offset by $10.8 million of lower profit due to lower gross profit margin, which resulted from the strengthening of the Swedish Krona and an unfavorable mix of products sold as compared to the same period in the prior year. The remaining difference was due to a favorable impact of foreign currency translation.

Operating income increased by $4.4 million in the six months ended June 30, 2011 compared to the same period in 2010 while operating income margins remained relatively unchanged. The increase in operating income was driven by higher sales volume. Selling, general and administrative expenses increased by $4.9 million, but by only $2.3 million in constant currencies, and decreased as a percentage of revenue from 18.7% to 16.6%. Research and development expense increased by $1.2 million primarily due to expenditures on developing new gate equipment products.

Net interest expense was $0.5 million lower in the six months ended June 30, 2011 compared to the same period in 2010 primarily as a result of a lower overall interest rate on our variable rate debt. During the periods prior to January 30, 2011, we had an interest rate swap that fixed the interest rate on $25 million of borrowings under our credit facility at 4.9%. We currently do not hold any interest rate swaps.

Income tax expense in the six months ended June 30, 2011 reflects an effective income tax rate for the full year of 34.9% compared to 34.3% in the same period in 2010. The difference in the rate was primarily attributable to higher anticipated earnings in higher tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended
	June 30,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue
JBT FoodTech	$261.2	$237.1	$24.1	10.2%
JBT AeroTech	189.7	139.4	50.3	36.1
Other revenue and intercompany eliminations	3.1	0.8	2.3	*
Total revenue	$454.0	$377.3	$76.7	20.3%

Income before income taxes
Segment operating profit:
JBT FoodTech	$19.7	$23.8	$(4.1)	(17.2	) %
JBT AeroTech	15.3	8.7	6.6	75.9
Total segment operating profit	35.0	32.5	2.5	7.7
Corporate items:
Corporate expense	(7.8)	(7.7)	(0.1)	(1.3)
Other expense, net	(0.5)	(2.5)	2.0	80.0
Net interest expense	(3.4)	(3.9)	0.5	12.8
Total corporate items	(11.7)	(14.1)	2.4	17.0
Income before income taxes	$23.3	$18.4	$4.9	26.6%

*	Not meaningful

Restructuring costs included in other expense, net were:
	Six Months Ended
	June 30,
(in millions)	2011	2010
JBT FoodTech	$1.2	$0.9
JBT AeroTech	-	-
Total	$1.2	$0.9

JBT FoodTech

JBT FoodTech’s revenue increased by $24.1 million in the six months ended June 30, 2011 compared to the same period in 2010. Revenue from tomato and fruit processing products increased by $10.6 million due to shipments of several large orders but was mostly offset by $10.2 million of lower sales of freezing and chilling products and protein processing products due to the soft demand in the North American market. Additionally, higher sales of aftermarket parts and services and a favorable impact of foreign currency translation resulted in higher revenue of $6.5 million and $17.2 million, respectively.

JBT FoodTech’s operating profit decreased by $4.1 million in the six months ended June 30, 2011 compared to the same period in 2010. Operating profit margins decreased from 10.0% to 7.5% as a result of lower gross profit margin and higher selling costs. Excluding the favorable impact of foreign currency translation, operating profit decreased by $6.0 million. Higher sales volume resulted in $2.1 million of higher operating profit but was more than offset by a decrease in gross profit margin. Gross profit margin declined due to an unfavorable mix of products sold compared to the same period in the prior year and the strengthening of the Swedish Krona, resulting in $6.8 million of lower operating profit. We have historically exported the majority of our freezing and chilling products out of Sweden. However, we are expanding our production capabilities in the U.S. and China to shorten production lead times for sales in these regions and to help mitigate risk from currency fluctuations. Additionally, selling costs increased by $0.8 million due to higher sales and travel costs.

JBT AeroTech

JBT AeroTech’s revenue increased by $50.3 million in the six months ended June 30, 2011 compared to the same period in 2010 as a result of improved market conditions and the conversion of the strong year-end 2010 order backlog into revenue. Revenue from gate equipment products, ground support equipment products and automated systems increased by $26.7 million, $8.0 million and $8.8 million, respectively.

JBT AeroTech’s operating profit increased by $6.6 million in the six months ended June 30, 2011 compared to the same period in 2010. Operating profit margins increased from 6.2% to 8.1% as a result of better leverage of fixed costs. Higher sales volume resulted in an increase in profit of $10.5 million. Gross profit margin declined due to an unfavorable mix of products sold as compared to the same period in the prior year and lower gross profit margin earned on certain large contracts, which resulted in $2.7 million of lower profit. The remaining difference was primarily due to $0.5 million of higher selling costs driven by higher sales and $0.6 million of higher development costs related to new gate equipment products.

Corporate Items

Corporate items decreased by $2.4 million in the six months ended June 30, 2011 compared to the same period in 2010. The decrease was driven primarily by higher gains on foreign currency transactions.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010
JBT FoodTech	$155.0	$126.8	$288.8	$255.0
JBT AeroTech	127.1	114.7	204.4	229.4
Other and intercompany eliminations	1.0	0.9	3.1	1.0
Total inbound orders	$283.1	$242.4	$496.3	$485.4

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	June 30, 2011	December 31, 2010	June 30, 2010
JBT FoodTech	$131.0	$103.4	$114.6
JBT AeroTech	198.1	183.4	204.7
Total order backlog	$329.1	$286.8	$319.3

As of June 30, 2011, JBT FoodTech’s order backlog increased by $27.6 million since year-end 2010. The increase in backlog was driven primarily by orders for our freezing and chilling products and protein processing products from customers in the poultry industry in all regions, which resulted in $20.9 million of higher backlog, and by orders for our in-container processing equipment, which resulted in $7.8 million of higher backlog. JBT FoodTech’s order backlog increased by $16.4 million since June 30, 2010 primarily due to the favorable impact of foreign currency translation.

As of June 30, 2011, JBT AeroTech’s order backlog increased by $14.7 million since December 31, 2010. The increase in backlog was driven primarily by orders for our ground support equipment products. JBT AeroTech’s order backlog decreased by $6.6 million since June 30, 2010. The decrease in backlog was driven by strong revenue results in our gate equipment product line, which resulted in $25.5 million of lower backlog. However, improved market conditions have increased demand for our automated systems and ground support equipment products, which resulted in an increase in backlog of $11.4 million and $7.9 million, respectively.

Outlook

We expect the current level of order activity to continue throughout the year, reflecting improved market conditions for most of our product lines. However, we anticipate continued pressure on our margins. We project our 2011 diluted earnings per share to be in the range of $1.35 to $1.45.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and our credit facility. We believe cash flows from operations and credit facility will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors.

Cash flows for the six months ended June 30, 2011 and 2010 were as follows:
	Six Months Ended
	June 30,
(In millions)	2011	2010
Cash provided by continuing operating activities	$13.2	$5.4
Cash required by investing activities	(11.6)	(5.8)
Cash required by financing activities	(7.3)	(5.1)
Cash required by discontinued operations	(0.3)	-
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.3)
Decrease in cash and cash equivalents	$(5.9)	$(5.8)

Cash flows provided by operating activities during the six months ended June 30, 2011 were $13.2 million, representing a $7.8 million increase from the same period in 2010. The change in the cash flows is primarily attributable to changes in working capital. Sales in the fourth quarter of 2010 were significantly higher than in the same quarter in 2009, resulting in $56.1 million of higher trade receivables. During the six months ended June 30, 2011, we collected a majority of these receivables.

Cash flows required by investing activities during the six months ended June 30, 2011 and 2010 were $11.6 million and $5.8 million, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and operating facilities.

Cash flows required by financing activities during the six months ended June 30, 2011 and 2010 were $7.3 million and $5.1 million, respectively. Tax withheld on restricted stock granted in the year of our spin-off from FMC Technologies, Inc. and vested in 2011 was $1.3 million higher in the six months ended June 30, 2011 compared to the same period in the prior year.  Additionally, our net borrowings increased by $0.2 million in the six months ended June 30, 2011 compared to an increase of $1.0 million during the same period in 2010.

Financing Arrangements

We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or the Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of June 30, 2011, we had $69.2 million drawn on the credit facility, $16.4 million in letters of credit issued under the credit facility and $139.4 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At June 30, 2011, we were in compliance with all covenants of our credit agreement and notes as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of June 30, 2011
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	13.9
Leverage ratio (2)	Not greater than 3.0	1.5
Capital expenditures (3)	Not greater than $33 million	$10.7 million
Dividends paid	Not greater than $20 million	$4.4 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	13.9
Leverage ratio (2)	Not greater than 3.25	1.5

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

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. We estimate that we will contribute approximately $11.5 million in the remainder of 2011 to our pension and other postretirement benefit plans, primarily reflecting discretionary contributions to our U.S. qualified pension plan. Additionally, we anticipate spending up to $4 million in the second half of 2011 on construction of a new JBT FoodTech plant in Lakeland, Florida to replace our existing plant in the same area. We anticipate spending a total of $16 million to $19 million on the new facility and expect it to be operational by mid-2013.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates. During the six-month period ended June 30, 2011, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2011, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 4, 2011

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the six-month period ended June 30, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the six-month period ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: August 4, 2011

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

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.