Form 10-Q
period 2011-09-30
John Bean Technologies CORP
filed 2011-11-03
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2011
Common Stock, par value $0.01 per share	28,660,835

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation
Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$230.3	$216.5	$684.3	$593.8
Operating expenses:
Cost of sales	173.1	160.3	516.1	436.3
Selling, general and administrative expense	37.8	36.0	113.3	106.6
Research and development expense	4.5	4.5	14.3	13.1
Other expense (income), net	0.6	(0.8)	(0.4)	(1.0)
Operating income	14.3	16.5	41.0	38.8
Net interest expense	(1.5)	(2.0)	(4.9)	(5.9)
Income from continuing operations before income taxes	12.8	14.5	36.1	32.9
Provision for income taxes	4.7	5.1	12.7	11.4
Income from continuing operations	8.1	9.4	23.4	21.5
Loss from discontinued operations, net of taxes	-	-	(0.1)	-
Net income	$8.1	$9.4	$23.3	$21.5

Basic earnings per share:
Income from continuing operations	$0.28	$0.33	$0.81	$0.76
Loss from discontinued operations	-	-	-	-
Net income	$0.28	$0.33	$0.81	$0.76
Diluted earnings per share:
Income from continuing operations	$0.28	$0.32	$0.80	$0.74
Loss from discontinued operations	(0.01)	-	(0.01)	-
Net income	$0.27	$0.32	$0.79	$0.74
Cash dividends per share	$0.07	$0.07	$0.21	$0.21
Weighted average shares outstanding:
Basic	28.8	28.3	28.8	28.2
Diluted	29.4	29.2	29.3	29.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Balance Sheets

(In millions, except per share data and number of shares)
	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$20.1	$13.7
Trade receivables, net of allowances of $3.9 and $4.8, respectively	158.9	192.7
Inventories	139.9	106.7
Other current assets	34.7	43.3
Assets held for sale	2.7	-
Total current assets	356.3	356.4
Property, plant and equipment, net of accumulated depreciation of $232.9 and $225.5, respectively	125.2	128.7
Other assets	94.9	97.1
Total Assets	$576.4	$582.2
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$84.9	$86.3
Advance and progress payments	67.1	52.4
Other current liabilities	95.6	103.3
Total current liabilities	247.6	242.0
Long-term debt, less current portion	134.3	145.4
Accrued pension and other postretirement benefits, less current portion	61.2	73.0
Other liabilities	27.7	28.8
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2011: 28,654,700 issued and outstanding; 2010: 28,237,279 issued and 28,185,834 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2010: 51,445 shares	-	(0.7)
Additional paid-in capital	59.4	59.1
Retained earnings	90.7	73.6
Accumulated other comprehensive loss	(44.8)	(39.3)
Total stockholders' equity	105.6	93.0
Total Liabilities and Stockholders' Equity	$576.4	$582.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)
	Nine Months Ended
	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$23.3	$21.5
Loss from discontinued operations, net of income taxes	0.1	-
Income from continuing operations	23.4	21.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18.3	17.1
Stock-based compensation	4.2	5.4
Other	1.9	(3.9)
Changes in operating assets and liabilities:
Trade receivables, net	31.9	(12.2)
Inventories	(37.0)	(23.5)
Accounts payable, trade and other	0.5	12.9
Advance and progress payments	16.4	5.1
Other assets and liabilities, net	(15.4)	(16.4)
Cash provided by continuing operating activities	44.2	6.0
Net cash required by discontinued operating activities	(0.4)	(0.1)
Cash provided by operating activities	43.8	5.9
Cash Flows From Investing Activities:
Capital expenditures	(15.2)	(13.4)
Proceeds from disposal of assets	0.2	0.9
Other	(1.0)	(0.4)
Cash required by investing activities	(16.0)	(12.9)
Cash Flows From Financing Activities:
Net increase in short-term debt	0.5	0.1
Net (payments) proceeds on credit facilities	(10.0)	9.7
(Payments on) issuance of long-term debt	(1.2)	2.9
Excess tax benefits	1.7	1.8
Tax withholdings on stock-based compensation awards	(4.8)	(3.5)
Dividends	(6.4)	(6.2)
Cash (required) provided by financing activities	(20.2)	4.8
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	0.3
Increase (decrease) in cash and cash equivalents	6.4	(1.9)
Cash and cash equivalents, beginning of period	13.7	14.4
Cash and cash equivalents, end of period	$20.1	$12.5

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

Recently issued accounting pronouncements—In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance that will simplify how entities test goodwill for impairment. After assessment of certain qualitative factors, if it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying amount, entities must perform the quantitative analysis of the goodwill impairment test. Otherwise, the quantitative test(s) becomes optional. The guidance is effective January 1, 2012 with early adoption permitted. The company will elect to adopt this guidance for the 2011 goodwill impairment test performed in the fourth quarter.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements concerning the credit quality of financing receivables and the allowance for credit losses which were issued in July 2010. In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures became effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. These changes did not have a material impact on our consolidated financial statements.

Note 2: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2011	December 31, 2010
Raw materials	$81.4	$65.8
Work in process	49.1	29.8
Finished goods	70.5	69.6
Gross inventories before LIFO reserves and valuation adjustments	201.0	165.2
LIFO reserves and valuation adjustments	(61.1)	(58.5)
Net inventories	$139.9	$106.7

Note 3: Pension and Other Postretirement Benefits

Components of net periodic benefit income were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$0.3	$0.4	$1.1	$1.2	$-	$-	$0.1	$0.1
Interest cost	3.6	3.5	10.8	10.6	0.1	0.1	0.3	0.3
Expected return on assets	(4.6)	(4.6)	(13.8)	(13.8)	-	-	-	-
Amortization of prior service benefit	-	-	-	-	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of actuarial losses, net	0.4	0.2	1.2	0.5	-	-	-	-
Settlement cost	-	-	-	0.3	-	-	-	-
Net periodic benefit income	$(0.3)	$(0.5)	$(0.7)	$(1.2)	$(0.1)	$(0.1)	$(0.3)	$(0.3)

Note 4: Stock-based Compensation

Stock-based compensation expense was $1.4 million and $1.9 million for the three months ended September 30, 2011 and 2010, respectively, and $4.2 million and $5.4 million for the nine months ended September 30, 2011 and 2010, respectively.

In the nine months ended September 30, 2011, we granted the following restricted stock awards:

			Weighted Average
	Shares		Grant Date Fair Value
Time-based	177,946
Performance-based	185,582	*
Granted during the nine months ended September 30, 2011	363,528		$18.63

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

Note 5: Stockholders’ Equity

During the nine months ended September 30, 2011, 0.5 million shares were issued in connection with our stock-based compensation plan. During the year ended December 31, 2010, 0.6 million shares were issued.

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Net income	$8.1	$9.4	$23.3	$21.5
Foreign currency translation adjustments	(12.7)	11.8	(5.8)	2.2
Derivatives designated as hedges, net of tax of $0.1 for the three months ended September 30, 2011 and 2010	(0.1)	(0.2)	-	-
Pension and other postretirement liability adjustments, net of tax of $0.1 for the three months ended September 30, 2011 and 2010 and $0.2 and $0.1 for the nine months ended September 30, 2011 and 2010, respectively	0.1	-	0.3	-
Comprehensive income	$(4.6)	$21.0	$17.8	$23.7

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

The following table sets forth the computation of basic and diluted EPS from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2011	2010	2011	2010
Basic earnings per share:
Income from continuing operations	$8.1	$9.4	$23.4	$21.5
Weighted average number of shares outstanding	28.8	28.3	28.8	28.2
Basic earnings per share from continuing operations	$0.28	$0.33	$0.81	$0.76
Diluted earnings per share:
Income from continuing operations	$8.1	$9.4	$23.4	$21.5
Weighted average number of shares outstanding	28.8	28.3	28.8	28.2
Effect of dilutive securities:
Options on common stock	-	0.1	-	0.1
Restricted stock	0.6	0.8	0.5	0.8
Total shares and dilutive securities	29.4	29.2	29.3	29.1
Diluted earnings per share from continuing operations	$0.28	$0.32	$0.80	$0.74

Note 7: Derivative Financial Instruments and Risk Management

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of September 30, 2011, we held forward exchange contracts with an aggregate notional value of $393.1 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

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

The following table presents the fair value of derivative instruments included within the condensed consolidated balance sheets:

	As of September 30, 2011		As of December 31, 2010
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swap contract	$-	$-	$-	$0.2
Foreign exchange contracts	-	0.6	-	0.4
Total derivatives designated as hedging instruments	-	0.6	-	0.6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	5.8	7.2	11.9	8.2
Total derivatives not designated as hedging instruments	$5.8	$7.2	$11.9	$8.2

(1)	Included in other current assets and other assets on our Condensed Consolidated Balance Sheets.
(2)	Included in other current liabilities and other liabilities on our Condensed Consolidated Balance Sheets.

The following table presents the effective portion of the gains and losses on derivative instruments affecting the condensed consolidated statements of income:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)				Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010		2011	2010	2011	2010
Interest rate swap contract	$-	$(0.1)	$-	$(0.1)	Net interest expense	$-	$(0.2)	$-	$(0.7)
Foreign exchange contracts	(0.2)	(0.4)	(0.2)	(0.6)	Revenue	(0.1)	-	(0.3)	-
Total	$(0.2)	$(0.5)	$(0.2)	$(0.7)		$(0.1)	$(0.2)	$(0.3)	$(0.7)

(1)	For the three and nine months ended September 30, 2011 and 2010, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of September 30, 2011, we do not expect to reclassify a significant amount of accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions are expected to occur by 2013.

The following table presents the location in the consolidated statements of income of the gain (loss) recognized on derivatives not designated as hedging instruments:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2011	2010	2011	2010
Foreign exchange contracts	Revenue	$0.4	$7.4	$2.9	$8.3
Foreign exchange contracts	Cost of sales	1.3	(0.6)	1.8	(0.7)
Foreign exchange contracts	Other income, net	0.3	(0.1)	0.7	0.1
Total		$2.0	$6.7	$5.4	$7.7

Remeasurement of assets and liabilities in foreign currencies		1.6	(2.6)	1.6	(2.5)

Net gain on foreign currency transactions		$3.6	$4.1	$7.0	$5.2

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

Note 8: Fair Value of Financial Instruments

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•	Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2011				As of December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$9.7	$9.7	$-	$-	$9.9	$9.9	$-	$-
Derivatives	5.8	-	5.8	-	11.9	-	11.9	-
Total assets	$15.5	$9.7	$5.8	$-	$21.8	$9.9	$11.9	$-
Liabilities:
Derivatives	$7.8	$-	$7.8	$-	$8.8	$-	$8.8	$-

Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. For the nine months ended September 30, 2011, investments include an unrealized loss of $0.9 million. For the year ended December 31, 2010, investments include an unrealized gain of $1.0 million. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of September 30, 2011		As of December 31, 2010
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$84.0	$75.0	$84.8
Revolving credit facility, due 2013	58.8	58.8	68.7	68.7
4.5% Brazilian Real loan due December 31, 2012	1.8	1.7	3.2	2.8
Other	0.6	0.6	0.2	0.2

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

Guarantees and Product Warranties—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees.  These financial instruments, which totaled approximately $93.0 million at September 30, 2011, represent guarantees of our future performance.  We also have provided approximately $6.4 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of September 30, 2011, the maximum future payment obligation of such guarantees was $1.9 million and the associated liability balance was $0.3 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$7.9	$6.9	$8.0	$7.3
Expense for new warranties	1.8	1.6	5.8	4.6
Adjustments to existing accruals	(0.3)	0.2	(0.3)	-
Claims paid	(2.3)	(1.5)	(6.4)	(4.7)
Balance at end of period	$7.1	$7.2	$7.1	$7.2

Note 10: Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, restructuring costs, interest income and expense and income taxes.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
Revenue
JBT FoodTech	$129.5	$124.8	$390.7	$361.9
JBT AeroTech	98.5	86.9	288.2	226.3
Other revenue (1) and intercompany eliminations	2.3	4.8	5.4	5.6
Total revenue	$230.3	$216.5	$684.3	$593.8

Income before income taxes
Segment operating profit:
JBT FoodTech	$8.2	$11.8	$27.9	$35.6
JBT AeroTech	8.7	6.2	24.0	14.9
Total segment operating profit	16.9	18.0	51.9	50.5
Corporate items:
Corporate expense (2)	(4.4)	(4.3)	(12.2)	(12.0)
Other income, net (1)	1.8	2.8	1.3	0.3
Net interest expense	(1.5)	(2.0)	(4.9)	(5.9)
Total corporate items	(4.1)	(3.5)	(15.8)	(17.6)
Income from continuing operations before income taxes	$12.8	$14.5	$36.1	$32.9

(1)
Other revenue comprises certain gains and losses related to foreign exchange exposure. Other income, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations. Restructuring costs included in other income, net were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2011	2010	2011	2010
JBT FoodTech	$0.1	$-	$1.3	$0.9
JBT AeroTech	-	-	-	-
Total	$0.1	$-	$1.3	$0.9

(2)	Corporate expense primarily includes corporate staff expenses.

Note 11: Subsequent Events

On October 27, 2011, the Company’s Board of Directors authorized a share repurchase program for up to $30 million of the Company’s common stock through December 31, 2014. The Company intends to enter into a trading plan created pursuant to Rule 10b5-1(c) of the Securities Exchange Act in the fourth quarter. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. All common stock repurchased by the Company will become authorized but unissued stock and will be available for reissuance in the future for general corporate purposes.

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

JBT FoodTech markets its solutions and services to multi-national and regional industrial food processing companies. The product offerings of our JBT FoodTech businesses include:

•	freezer solutions for the freezing and chilling of meat, seafood, poultry, dairy, ready-to-eat meals, fruits, vegetables and bakery products;
•	protein processing solutions that portion, coat and cook poultry, meat, seafood, vegetable and bakery products;
•	in-container processing solutions for fruits, vegetables, soups, sauces, dairy and pet food products as well as ready-to-eat meals in a wide variety of modern packages; and
•	fruit processing solutions that extract, concentrate and aseptically process citrus, tomato and other fruits.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue	$230.3	$216.5	$13.8	6.4%
Cost of sales	173.1	160.3	(12.8)	(8.0)
Gross profit	57.2	56.2	1.0	1.8
Selling, general and administrative expense	37.8	36.0	(1.8)	(5.0)
Research and development expense	4.5	4.5	-	-
Other expense (income), net	0.6	(0.8)	(1.4)	*
Operating income	14.3	16.5	(2.2)	(13.3)
Net interest expense	(1.5)	(2.0)	0.5	25.0
Income from continuing operations before income taxes	12.8	14.5	(1.7)	(11.7)
Provision for income taxes	4.7	5.1	0.4	7.8
Net income	$8.1	$9.4	$(1.3)	(13.8)%

*	Not meaningful

Total revenue increased by $13.8 million in the third quarter of 2011 compared to the same period in 2010. The increase in revenue was driven by $8.2 million of higher product sales in the JBT AeroTech segment and $6.9 million of higher revenue due to the favorable impact of foreign currency translation.

Operating income decreased by $2.2 million, or $2.7 million in constant currency, in the third quarter of 2011 compared to the same period in 2010, while operating income margin decreased from 7.6% to 6.2%. The decrease in operating income resulted from the following:

•
Gross profit increased by $1.0 million. However, excluding the favorable impact of foreign currency translation, gross profit decreased by $1.1 million. A decrease in gross profit margin due to higher costs in the JBT FoodTech segment resulted in $2.9 million of lower gross profit but was partially offset by $1.8 million of higher gross profit from higher sales volume.

•
Selling, general and administrative expense increased by $1.8 million or by $0.5 million in constant currency. Selling expense increased by $0.5 million as a result of higher marketing expenditures. General and administrative expense remained relatively flat as $1.5 million of higher costs due to higher wages were offset by lower expense related to a non-qualified deferred compensation plan.

•
Other expense (income), net was unfavorable by $1.4 million primarily as a result of losses on investments related to the non-qualified deferred compensation plan. The losses on the investments offset the decrease in deferred compensation expense reported in selling, general and administrative expense.

Net interest expense was $0.5 million lower in the third quarter of 2011 compared to the same period in 2010 as a result of lower debt level and lower interest rates.

Income tax expense in the third quarter of 2011 reflects an effective income tax rate for the full year of 35.6% compared to 36.0% in the same period in 2010. The difference in the rate is primarily attributable to higher anticipated earnings in lower tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue
JBT FoodTech	$129.5	$124.8	$4.7	3.8%
JBT AeroTech	98.5	86.9	11.6	13.3
Other revenue and intercompany eliminations	2.3	4.8	(2.5)	(52.1)
Total revenue	$230.3	$216.5	$13.8	6.4%

Income before income taxes
Segment operating profit:
JBT FoodTech	$8.2	$11.8	$(3.6)	(30.5	) %
JBT AeroTech	8.7	6.2	2.5	40.3
Total segment operating profit	16.9	18.0	(1.1)	(6.1)
Corporate items:
Corporate expense	(4.4)	(4.3)	(0.1)	(2.3)
Other income, net	1.8	2.8	(1.0)	(35.7)
Net interest expense	(1.5)	(2.0)	0.5	25.0
Total corporate items	(4.1)	(3.5)	(0.6)	(17.1)
Income from continuing operations before income taxes	$12.8	$14.5	$(1.7)	(11.7	) %

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue increased by $4.7 million in the third quarter of 2011 compared to the same period in 2010. However, excluding the favorable impact of foreign currency translation of $6.4 million, revenue decreased by $1.7 million. Lower sales of freezing equipment in North America resulted in $8.9 million of lower revenue but were partially offset by higher sales of fruit processing equipment and aftermarket parts and services.

JBT FoodTech’s operating profit decreased by $3.6 million in the third quarter of 2011 compared to the same period in 2010. Operating profit margin decreased from 9.5% to 6.3% primarily as a result of lower gross profit margin. Gross profit margin declined primarily due to a combination of higher costs resulting from a stronger Swedish Krona and higher costs in the fruit processing business, and resulted in $3.1 million of lower operating profit. We have historically exported the majority of our freezing and chilling products out of Sweden. However, we are expanding our production capabilities in the U.S. and China to gain production flexibility and lower costs. Additionally, lower sales volume resulted in $0.5 million of lower operating profit.

JBT AeroTech

JBT AeroTech’s revenue increased by $11.6 million in the third quarter of 2011 compared to the same period in 2010 as a result of improved market conditions and conversion of strong backlog of orders from previous periods into revenue. Revenue from sales of ground support equipment products and automated guided systems increased by $5.7 million and $4.4 million, respectively.

JBT AeroTech’s operating profit increased by $2.5 million in the third quarter of 2011 compared to the same period in 2010. Operating profit margin increased from 7.1% to 8.8% as a result of higher sales volume and higher gross profit margin. Higher sales volume resulted in $2.1 million of higher operating profit. Improved gross profit margins across most product lines resulted in $2.0 million of higher operating profit. Gross profit margin improved most notably in gate equipment products due to a favorable mix of products, while gross profit margin decreased most notably in airport services due to continued competitive pricing pressure. The increase in operating profit was partially offset by $0.3 million of higher selling expense as a result of higher marketing expenditures and $1.1 million of higher general and administrative costs due to higher compensation costs.

Corporate Items

Corporate items increased by $0.6 million in the third quarter of 2011 compared to the same period in 2010. The increase in corporate items was driven by $0.3 million of higher LIFO charges due to an expected increase in annualized inventory cost inflation, $0.3 million of higher healthcare costs and $0.3 million higher costs incurred for margin improvement initatives. A decrease in interest expense partially offset the increase in corporate items.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue	$684.3	$593.8	$90.5	15.2%
Cost of sales	516.1	436.3	(79.8)	(18.3)
Gross profit	168.2	157.5	10.7	6.8
Selling, general and administrative expense	113.3	106.6	(6.7)	(6.3)
Research and development expense	14.3	13.1	(1.2)	(9.2)
Other income, net	(0.4)	(1.0)	(0.6)	(60.0)
Operating income	41.0	38.8	2.2	5.7
Net interest expense	(4.9)	(5.9)	1.0	16.9
Income from continuing operations before income taxes	36.1	32.9	3.2	9.7
Provision for income taxes	12.7	11.4	(1.3)	(11.4)
Income from continuing operations	23.4	21.5	$1.9	8.8
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	(100.0)
Net income	$23.3	$21.5	$1.8	8.4%

Total revenue increased by $90.5 million in the nine months ended September 30, 2011 compared to the same period in 2010. The increase in revenue was driven by $51.2 million of higher product sales primarily in the JBT AeroTech segment, $11.7 million of higher aftermarket parts and services sales and $25.7 million of higher revenue due to the favorable impact of foreign currency translation.

Operating income increased by $2.2 million in the nine months ended September 30, 2011 compared to the same period in 2010, while operating income margin decreased from 6.5% to 6.0%. The increase in operating income resulted from the following:

•
Gross profit increased by $10.7 million. The increase in gross profit was driven by higher sales volume, which resulted in an increase in gross profit of $17.2 million. This increase was partially offset by $13.5 million of lower profit due to lower gross profit margin, which resulted from the strengthening of the Swedish Krona and an unfavorable mix of products sold as compared to the same period in the prior year. The remaining difference was due to the favorable impact of foreign currency translation.

•	Selling, general and administrative expenses increased by $6.7 million, but only by $2.5 million in constant currencies, and decreased as a percentage of revenue from 18.0% to 16.6%.

•	Research and development expense increased by $1.2 million, primarily due to expenditures on developing new gate equipment products.

Net interest expense was $1.0 million lower in the nine months ended September 30, 2011 compared to the same period in 2010 primarily as a result of a lower overall interest rate on our variable rate debt. During the periods prior to January 30, 2011, we had an interest rate swap that fixed the interest rate on $25 million of borrowings under our credit facility at 4.9%. We currently do not hold any interest rate swaps.

Income tax expense in the nine months ended September 30, 2011 reflects an effective income tax rate for the full year of 35.6% compared to 36.0% in the same period in 2010. The difference in the rate is primarily attributable to higher anticipated earnings in lower tax jurisdictions relative to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended
	September 30,		Favorable / (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue
JBT FoodTech	$390.7	$361.9	$28.8	8.0%
JBT AeroTech	288.2	226.3	61.9	27.4
Other revenue and intercompany eliminations	5.4	5.6	(0.2)	(3.6)
Total revenue	$684.3	$593.8	$90.5	15.2%

Income before income taxes
Segment operating profit:
JBT FoodTech	$27.9	$35.6	$(7.7)	(21.6	) %
JBT AeroTech	24.0	14.9	9.1	61.1
Total segment operating profit	51.9	50.5	1.4	2.8
Corporate items:
Corporate expense	(12.2)	(12.0)	(0.2)	(1.7)
Other income, net	1.3	0.3	1.0	*
Net interest expense	(4.9)	(5.9)	1.0	16.9
Total corporate items	(15.8)	(17.6)	1.8	10.2
Income before income taxes	$36.1	$32.9	$3.2	9.7%

*	Not meaningful

Restructuring costs included in other expense, net were:

	Nine Months Ended
	September 30,
(in millions)	2011	2010
JBT FoodTech	$1.3	$0.9
JBT AeroTech	-	-
Total	$1.3	$0.9

JBT FoodTech

JBT FoodTech’s revenue increased by $28.8 million in the nine months ended September 30, 2011 compared to the same period in 2010. Excluding the favorable impact of foreign currency translation of $23.6 million, revenue increased by $5.2 million. Revenue increased by $13.5 million due to shipments of several large orders of tomato and fruit processing products, while higher sales of aftermarket parts and services resulted in $7.8 million of higher revenue. These increases were mostly offset primarily by lower sales of freezing and chilling products and protein processing products in North America.

JBT FoodTech’s operating profit decreased by $7.7 million in the nine months ended September 30, 2011 compared to the same period in 2010. Operating profit margins decreased from 9.8% to 7.1% as a result of lower gross profit margin and higher selling, general and administrative costs. Higher sales volume resulted in $1.6 million of higher operating profit but was more than offset by a decrease in gross profit margin. Gross profit margin declined due to an unfavorable mix of products sold compared to the same period in the prior year and the strengthening of the Swedish Krona, resulting in $9.9 million of lower operating profit. We have historically exported the majority of our freezing and chilling products out of Sweden. However, we are expanding our production capabilities in the U.S. and China to gain production flexibility and lower costs. Additionally, selling costs increased by $1.0 million due to higher costs associated with sales in emerging markets, while general and administrative costs increased by $0.8 million as a result of our initiative to align general and administrative support in the right geographic regions. The remaining difference was primarily due to the favorable impact of foreign currency translation.

JBT AeroTech

JBT AeroTech’s revenue increased by $61.9 million in the nine months ended September 30, 2011 compared to the same period in 2010 as a result of improved market conditions and the conversion of the strong year-end 2010 order backlog into revenue. Revenue from gate equipment products, ground support equipment products and automated systems increased by $27.6 million, $17.0 million and $12.7 million, respectively.

JBT AeroTech’s operating profit increased by $9.1 million in the nine months ended September 30, 2011 compared to the same period in 2010. Operating profit margin increased from 6.6% to 8.3% as a result of better leverage of fixed costs. Higher sales volume resulted in an increase in profit of $12.3 million. Gross profit margin remained relatively unchanged. The increase in operating profit was partially offset by $0.9 million of higher selling costs driven by higher marketing expenditures, $1.2 million of higher general and administrative costs and $0.9 million of higher development costs related to new gate equipment products.

Corporate Items

Corporate items decreased by $1.8 million in the nine months ended September 30, 2011 compared to the same period in 2010. The decrease was driven primarily by higher gains on foreign currency transactions and lower interest expense.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2011	2010	2011	2010
JBT FoodTech	$126.1	$127.1	$414.9	$382.1
JBT AeroTech	83.4	107.6	287.8	337.0
Other and intercompany eliminations	2.3	4.8	5.4	5.8
Total inbound orders	$211.8	$239.5	$708.1	$724.9

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	September 30, 2011	December 31, 2010	September 30, 2010
JBT FoodTech	$127.6	$103.4	$116.9
JBT AeroTech	183.0	183.4	225.4
Total order backlog	$310.6	$286.8	$342.3

As of September 30, 2011, JBT FoodTech’s order backlog increased by $24.2 million since year-end 2010, reflecting historically higher new equipment sales in the fourth quarter as compared to the first quarter. The increase in backlog was driven by orders for our freezing and chilling products and protein processing products from customers primarily in the poultry industry in all regions, which resulted in $22.0 million of higher backlog, and by orders for our in-container processing equipment, which resulted in $10.3 million of higher backlog. JBT FoodTech’s order backlog increased by $10.7 million since September 30, 2010 primarily due to orders for our in-container processing equipment and fruit processing equipment. However, we are experiencing order delays in certain of our markets. We are concerned with this unfavorable trend and are developing cost reduction contingency plans, including restructuring options that may result in a material yearend charge.

As of September 30, 2011, JBT AeroTech’s order backlog decreased by $0.4 million since December 31, 2010 and by $42.4 million since September 30, 2010. Both decreases were driven by lower orders of gate equipment products and an unfavorable comparison of large orders. Backlog of orders for gate equipment products declined by $17.2 million since December 31, 2010 and by $36.2 million since September 30, 2010. The unfavorable comparison of backlog is driven by receipt of five large orders totaling $43 million in the third quarter of 2010. However, backlog of orders for ground support equipment products increased by $16.2 million since December 31, 2010.

Outlook

Based on year-to-date performance, continued JBT FoodTech operating margin compression and softening inbound order activity in JBT FoodTech, we project our 2011 diluted earnings per share from continuing operations to be in the range of $1.30 to $1.36.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operating activities and our credit facility. We believe cash flows from operations and credit facility will be sufficient to satisfy our future working capital requirements, research and development activities, capital expenditures, pension contributions and other financing requirements. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors.

On October 27, 2011, the Company’s Board of Directors authorized a share repurchase program for up to $30 million of the Company’s common stock through December 31, 2014. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors.

Cash flows for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended
	September 30,
(In millions)	2011	2010
Cash provided by continuing operating activities	$44.2	$6.0
Cash required by investing activities	(16.0)	(12.9)
Cash (required) provided by financing activities	(20.2)	4.8
Cash required by discontinued operations	(0.4)	(0.1)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	0.3
Increase (decrease) in cash and cash equivalents	$6.4	$(1.9)

Cash flows provided by continuing operating activities during the nine months ended September 30, 2011 were $44.2 million, representing a $38.2 million increase from the same period in 2010. The change in the cash flows is primarily attributable to an improvement in working capital. Sales in the fourth quarter of 2010 were significantly higher than in the same quarter in 2009, which resulted in $56.1 million of higher trade receivables. During the nine months ended September 30, 2011, we collected a majority of these receivables. During the nine months ended September 30, 2011 and 2010 we contributed $8.9 million and $11.7 million, respectively, to the U.S. pension and other postretirement plans.

Cash flows required by investing activities during the nine months ended September 30, 2011 and 2010 were $16.0 million and $12.9 million, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment and operating facilities.

Cash flows required by financing activities during the nine months ended September 30, 2011 were $20.2 million compared to cash flows provided by financing activities of $4.8 million in the same period in 2010. During the nine months ended September 30, 2011, we reduced our debt by $10.7 million compared to an increase in debt of $12.7 million in the same period in 2010. Tax withheld on restricted stock granted in the year of our spin-off from FMC Technologies, Inc. and vested in 2011 was $1.3 million higher in the nine months ended September 30, 2011 compared to the same period in the prior year.

Financing Arrangements

We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or the Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of September 30, 2011, we had $58.8 million drawn on the credit facility, $12.3 million in letters of credit issued under the credit facility and $153.9 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At September 30, 2011, we were in compliance with all covenants of our credit agreement and notes as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of September 30, 2011
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	14.3
Leverage ratio (2)	Not greater than 3.0	1.4
Capital expenditures (3)	Not greater than $33 million	$15.2 million
Dividends paid	Not greater than $20 million	$6.4 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	14.3
Leverage ratio (2)	Not greater than 3.25	1.4

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

Outlook

We plan to meet our cash requirements in future periods with cash generated from operations and borrowings under our credit facilities. Additionally, it is possible we may spend up to $2 million in the fourth quarter of 2011 on construction of a new JBT FoodTech plant in Lakeland, Florida to replace our existing plant in the same area. We anticipate spending a total of $16 million to $19 million on the new facility and expect it to be operational by mid-2013.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates. During the nine-month period ended September 30, 2011, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2011, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the nine month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 3, 2011

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the nine-month period ended September 30, 2011.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the nine-month period ended September 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

All exhibits as set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and duly authorized officer

Date: November 3, 2011

EXHIBIT INDEX

Number in Exhibit Table	Description
10.11D	Second Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan.

10.11E	Third Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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