Form 10-K
period 2011-12-31
John Bean Technologies CORP
filed 2012-03-08
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $527,512,484.

At February 29, 2012, there were 28,925,567 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
RDGPreambleEnd
Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by John Bean Technologies Corporation, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward looking statements include, among others, statements relating to:

•	Fluctuations in our financial results;
•	Unanticipated delays or acceleration in our sales cycles;
•	Deterioration of economic conditions;
•	Sensitivity of segments to variable or volatile factors;
•	Changes in demand for our products and services;
•	Changes in commodity prices, including those impacting materials used in our business;
•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business;
•	Increases in energy prices;
•	Changes in food consumption patterns;
•	Impacts of pandemic illnesses, food borne illnesses and diseases to various agricultural products;
•	Weather conditions and natural disasters;
•	Acts of terrorism or war;
•	Termination or loss of major customer contracts;
•	Customer sourcing initiatives;
•	Competition and innovation in our industries;
•	Our ability to develop and introduce new or enhanced products and services;
•	Difficulty in developing, preserving and protecting our intellectual property;
•	Our ability to protect our information systems;
•	Adequacy of our internal controls;
•	Our ability to successfully integrate, operate and manage acquired businesses and assets;
•	Loss of key management and other personnel;
•	Potential liability arising out of the installation or use of our systems;
•	Our ability to comply with the laws and regulations governing our U.S. government contracts;
•	Our ability to comply with U.S. and international laws governing our operations and industries;
•	The outcome of pending or future litigation;
•	Increases in tax liabilities;
•	Difficulty in implementing our business strategies; and
•	Availability and access to financial and other resources;

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

JBT FoodTech markets its solutions and services to multi-national and regional industrial food processing companies. The product offerings of our JBT FoodTech businesses include:

•	freezer solutions for the freezing and chilling of meat, seafood, poultry, ready-to-eat meals, fruits, vegetables, dairy and bakery products;

•	protein processing solutions that portion, coat and cook poultry, meat, seafood, vegetable and bakery products;

•	in-container processing solutions for fruits, vegetables, soups, sauces, dairy and pet food products as well as ready-to-eat meals in a wide variety of modern packages; and

•	fruit and juice processing solutions that extract, concentrate and aseptically process citrus, tomato and other fruits and juices.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies, military forces and other industries. The product offerings of our JBT AeroTech businesses include:

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

For financial information about our business segments see Note 14 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In 2011, we began executing our 4G strategy. The growth areas where we are focused on building value are detailed below.

•
Grow our technology advantage. At JBT, technology is at the core of who we are. We are actively looking for opportunities to leverage and apply our technology leadership in ways that deepen our connection with customers. Product development is a top investment priority and enables us to maintain and increase our competitive advantage going forward.

•
Grow beyond the sale.  JBT’s large installed base is a huge asset. It is an opportunity to deliver ongoing value, to increase the depth and breadth of our customer relationships, and to create a recurring revenue stream for our company. Truly realizing this opportunity requires the right mindset. Our people are always thinking in terms of providing long term solutions and services that enable continued success for our customers.

•
Grow where the world is growing fastest.  JBT has built a strong presence around the world. Our global footprint enables us to deliver local service wherever our customers need us. Our footprint is also important because it positions us well to grow where the world is growing, including Asia and other emerging regions.

•
Grow our margins by delivering value. We will not grow for growth’s sake—our aim is to grow profitably. Strong margins are our report card on delivering value to our customers and on operating efficiently. We are continuously optimizing sourcing and improving processes to manage costs, but the key for us is to always deliver value. Because if we do not produce a visible and measureable difference in our customers’ businesses, then we will be judged solely based upon price.

As a complement to our 4G strategy, we have also begun to formalize our approach to Corporate Social Responsibility (CSR). JBT has a long tradition of doing what’s right and a culture built upon caring about our employees’ health, safety and wellbeing, partnering with our customers to improve their operations, and giving back to the communities where we live and work. To build upon that strong foundation, we are identifying best practices, establishing measurements, and setting baselines and goals. Our equipment and technology are already efficient users of resources and strong contributors to the sustainability of both our food processing and air transportation customers. A key CSR objective is to further align our business with our customers, many of whom have aggressive CSR programs in place.

Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602.

BUSINESS SEGMENTS

JBT FoodTech

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

We believe our success is derived from our continued technological innovation. We broadly categorize our technology solutions offerings into freezing and chilling, protein processing, in-container processing and fruit and juice processing. We apply these differentiated and proprietary technologies to meet our customers’ food processing needs. We continually strive to improve our existing solutions and develop new solutions by working closely with our customers.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. Throughout our history, we have delivered over 40,000 pieces of food processing equipment which includes more than 8,000 industrial freezers, 2,400 industrial citrus juice extractors, 3,000 industrial sterilization systems and 8,000 coating systems. We estimate that the installed base of our equipment collectively processes approximately 75% of the global production of citrus juices, freezes approximately 50% of commercially frozen foods on a global basis and sterilizes approximately 50% of the world’s canned foods. This installed base provides a stream of recurring revenue from aftermarket products, parts, services and lease arrangements. Recurring revenue accounted for 49% of our JBT FoodTech total revenue in 2011. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers.

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

Freezing and Chilling. We developed the first commercial food processing freezers in the 1960s, and we remain the world’s leading supplier of freezing and chilling solutions to the food processing industry. We design, assemble, test and install industry-leading technologies under the Frigoscandia® brand, which include the GYRoCOMPACT® self-stacking spiral, the FLoFREEZE® individual quick freezing (IQF) system and the ADVANTEC™ linear/impingement freezing system, as well as flat product and contact freezers, chillers and proofers. Our freezers are designed to meet the most stringent demands for quality, economy, hygiene and user-friendliness. We offer a full range of capacities and accessories to optimize our customers’ variable production needs. Our industrial freezers can be found in plants that are processing food products ranging from meat, seafood and poultry to bakery products and ready-to-eat meals, fruits, vegetables and dairy products. The following is an overview of our freezing and chilling technology offerings, which accounted for 13% of our total revenue in 2011.

Product Offering	Product Description	Food Applications	Capacity
GYRoCOMPACT® Self-Stacking Spiral Freezer, Chiller, Proofer	Compact, self-contained design for quick, uniform freezing	Poultry, Meat, Seafood, Bakery, Dairy, Vegetables, Ready Meals	Over 9 tons/hour

FloFREEZE® Individual Quick Freeze (IQF)	Individually freezes sensitive, sticky and uneven shaped products	Fruits, Vegetables, Seafood, Pasta, Rice	Over 16 tons/hour

ADVANTEC® Impingement Linear Freezers and Chillers	Quick freezing of thin, flat food	Meat, Seafood	Up to 5 tons/hour (over 20,000 ¼ lb burgers per hour)

Protein Processing. We are a leading supplier of equipment and services that enable us to provide integrated protein processing lines for a variety of convenience food products. Our broad array of protein processing systems includes the DSI™ waterjet portioners and slicers; the Stein™ coating and seasoning applicators; THERMoFIN® fryers, GYRoCOMPACT® spiral ovens, JSO Jet Stream® ovens and Double D™ Revoband™ linear ovens and cooking systems. Our fully integrated processing lines often span from the initial point of entry of raw products onto the processing line up to final packaging. Although our solutions are primarily used in the processing of poultry (including nuggets, strips and wings), we also provide systems that portion, coat or cook other food products ranging from breads and pizzas to meat patties, seafood and ready-to-eat meals. All of these applications we collectively refer to as “protein processing.” We believe that our installed base of cooking systems processes more meat, seafood and poultry products in North America than that of any other food processing equipment supplier. The following is an overview of our protein processing technology offerings.

Product Offering	Product Description	Food Applications	Capacity
DSI™ Portioning Systems	Horizontal slicing for consistent product thickness and computer-positioned vertical high-pressure water-jets cut complex shapes	Poultry, Meat, Seafood, Pizza	Over 1 ton/hour

Stein™ Coating Applicators	Application of batter, tempura or breading prior to cooking	Poultry, Meat, Seafood, Vegetables	Over 7 tons/hour (over 150,000 ½ oz. chicken nuggets per hour)

THERMoFIN™ Frying Systems	Patented technology that heats oil quickly and precisely for even and cost effective frying	Poultry, Meat, Seafood	Over 7 tons/hour (over 150,000 ½ oz. nuggets/hour)

GYRoCOMPACT® Spiral Ovens	Multi-zone spiral oven with programmable air control for consistent and uniform cooking	Poultry, Meat, Seafood	Over 9 tons/hour (over 40,000 4 oz. chicken breasts per hour)

JSO JetStream® Linear Ovens	High intensity convection oven for fast cooking with optimal flavor sealing and browning	Meat, Poultry	Over 4.5 tons/hour (over 20,000 ¼ lb. burgers per hour)

Double D™ Revoband Linear Oven	Custom built, high impingement oven for roasting, steaming and baking	Bakery, Meat, Seafood, Poultry, Vegetables	Over 1.6 tons/hour (over 30,000 croissants per hour)

In-Container Processing. We are a leading global supplier of fully integrated industrial sterilization systems that enable production of shelf stable foods in a wide variety of flexible and rigid packages. These integrated solutions include continuous rotary and hydrostatic sterilizers, static and SuperAgi™ batch retorts, XL-series fillers, SeamTec™ and X-series closers, material handling systems and LOG-TEC® thermal process controls for the processing of shelf-stable food and liquid products. We offer the largest selection of sterilization products in the industry, including continuous rotary and hydrostatic sterilizers primarily used for processing metal cans. We also provide automated batch retorts which can process an array of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our solutions offerings also include specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. Additionally, we offer leading modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes and introduce on-line corrections in the case of process deviations. The following is an overview of our in-container processing solutions technology offerings.

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

Fruit and Juice Processing. We are the leading supplier of industrial citrus processing equipment. Our citrus processing solutions typically include citrus extractors, finishers, pulp systems, evaporators and citrus ingredient recovery systems as well as aseptic systems (including sterilizers, fillers, flow lines and controls) integrated with bulk aseptic storage systems for not-from-concentrate orange juice. Our READYGo™ family of skid-mounted products include solutions for aseptic sterilization and bulk filling, as well as ingredients and by-products recovery and clean-up systems. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze ® produce juicers. These patented juicers are used around the world in hotels, restaurants, coffee shops, convenience stores and juice bars.

We are among the leading suppliers of fruit and juice processing equipment and aseptic sterilization and bulk filling systems. Our fruit and juice processing lines are comprised of extraction, finishing, heating and mixing equipment, enzyme inactivators, evaporators, flash coolers, sterilizers and aseptic fillers that are mainly sold as an integrated processing line. We can also provide equipment for a specific need within a line. Our tomato processing lines are installed with leading processors throughout the world’s key tomato growing regions and produce a range of finished tomato products including tomato paste, concentrates, peeled tomato products, diced tomatoes, salsa, pizza sauce, ketchup and pureed and crushed tomatoes. Our aseptic processing lines are used in the bulk processing of a wide range of temperate and tropical fruits into juices, particulates, purees and concentrates. These fruit products are used as ingredients for dairy products (yogurts, smoothies, flavored milk, and ice cream), bakery products and fruit-based beverages.

We provide technology solutions and products to extend the life, improve the appearance and preserve the taste of fresh fruits and vegetables. Once protected, fresh fruits or vegetables are individually labeled by our fast and efficient produce labeling systems. We also provide an integrated food safety solutions package including advisory services and data collection, management and monitoring technologies. The following is an overview of our fruit and juice processing technology offerings, which accounted for 14% of our total revenue in 2011.

Product Offering	Product Description	Food Applications	Capacity
Extractors, Pulpers, Finishers	Extract juice and/or pulp from fruit for large-scale processing and point-of-sale applications	Citrus, Tomatoes, Berries, Temperate and Tropical Fruits	Industrial extractor: over 900 gallons per hour of juice

Hot & Cold Breaks, Evaporators	Enzymatic inactivation, concentration and aseptic cooling to preserve fruit product color and taste	Citrus, Tomatoes, Berries, Temperate and Tropical Fruits	Over 70 tons/hour

Aseptic Sterilizers and Fillers	Aseptic commercial sterilization, cooling and bulk filling of fruit puree, concentrate or paste into 3 gallon to 300 gallon containers	Citrus, Tomatoes, Temperate and Tropical Fruits	Aseptic sterilizer: over 60 tons/hour Aseptic filler: over 19 tons/hour

Fresh Produce Technologies	Preservation of fresh produce life, appearance and taste. High speed application of Price Look Up labels	Fruits, Vegetables	Coating application rates variable to match line speed Apply 900+ labels per minute

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment, corrosion monitoring control, food safety and process auditing and the provision of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts and services coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing recurring revenue. JBT FoodTech aftermarket products, parts and services accounted for 19% of our total revenue in 2011.

JBT AeroTech

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

As a market leader for many decades, there is a significant installed base of our airport and airline equipment around the world. We have delivered the largest volume of cargo loaders (9,000+), passenger boarding bridges (7,600+) and aircraft deicers (4,500+). We have also sold more than 2,100 mobile passenger steps, 1,900 cargo transporters and 1,500 tow tractors that are operating at airports around the world. This installed base provides a stream of recurring revenue from aftermarket parts, products and services. Recurring revenue accounted for 33% of JBT AeroTech total revenue in 2011. Our installed base also offers continuous access to customer feedback for improvements and new product development.

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

Ground Support Equipment. We are a leading supplier of air cargo loaders and aircraft deicers to commercial air passenger and freight carriers and ground handlers.

Our Commander™ loaders service containerized narrow-body and wide-body jet aircraft and are available in a wide range of configurations. Our Tempest™ aircraft deicers offer a broad range of options that can be configured to meet customers’ specific and regional need to provide efficient aircraft deicing while on the tarmac.

We also manufacture and supply a full array of B-series conventional and Expeditor™ towbarless aircraft tow tractors for moving aircraft without consumption of jet fuel and self-propelled transporters for pallet and container handling. We also offer a line of self-propelled passenger boarding steps and the RampSnake® bulk loader for the loading of baggage, cargo and mail packages into aircraft baggage holds.

Airlines and ground handling companies face increased pressure to reduce emissions and minimize fuel usage. We have a long history of delivering alternative fuel ground support equipment that provides a solution to these environmental and operational challenges. Our alternative fuel design approach is to provide modular ground support equipment, capable of being powered by a variety of power sources. Our electric powered product offering includes Commander cargo loaders, cargo transporters, RampSnake bulk loading systems, conventional aircraft pushback tractors, and passenger boarding steps. We also offer electric retrofit kits for our existing delivered base of diesel powered Commander cargo loaders. The following is an overview of our ground support equipment technology offerings, which accounted for 10% of our total revenue in 2011.

Product Offering	Product Description	Aircraft Ranges	Capacity
Cargo Loaders	Loading and unloading of containerized cargo onto main and lower decks of aircraft	Wide variety of passenger and freighter aircraft up to Airbus A380	Up to 66,000 lbs.

Cargo Transporters	Transport of containerized cargo to or from aircraft	Aircraft handling full size pallets or containers	Up to 15,400 lbs. at 15.5 mph

Bulk Loader	Loading of baggage, cargo or mail packages into baggage holds with minimal lifting	Boeing 737 to 757-200 and Airbus A319 to 321	Up to 880 lbs.

Aircraft Deicers	Deicing of aircraft on the ground including removal of snow, ice and frost	Wide variety of aircraft up to Airbus A380	Up to 2,200 gallons capacity of deicing fluid

Aircraft Tow Tractors	Pushing back of aircraft from gate or aircraft towing between gate and hangar	Regional to wide-body aircraft including Airbus A380	Draw bar pull of up to 72,000 lbs.

Passenger Steps	Boarding of passengers when a boarding bridge is not available	Front and rear boarding doors of narrow and wide-body aircraft	Load capacity up to 13,000 lbs.

Gate Equipment. We are a leading supplier of airport gate equipment. Our Jetway® passenger boarding bridges have set the standard for airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959.

We also manufacture a variety of sizes and configurations of auxiliary equipment including 400 Hertz ground power and preconditioned air units that supply aircraft requirements for electrical power and cooled air circulation for the environmental control system (air-conditioning) and main engine starting during ground operations. Our point-of-use and mobile 400 Hertz and pre-conditioned air units enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate. The following is an overview of our gate equipment technology offerings, which accounted for 14% of our total revenue in 2011.

Product Offering	Product Description	Aircraft Ranges	Capacity
Passenger Boarding Bridges	Bridge for moving passengers between the airport terminal building and the aircraft	Regional Jets up to Airbus A380	Link aircraft with the airport terminal

Ground Power	Provide power and light for passenger and crew onboard, while waiting to be pushed back from gate	Regional Jets up to Airbus A380	Converts 50/60 Hertz utility power to aircraft compatible 400 Hertz power

Pre-conditioned Air	Climate convenience for passenger and crew onboard, while waiting to be pushed back from gate	Regional Jets up to Airbus A380	20 to 120 refrigerated tons pre-conditioned air units for ground cooling

Military Equipment. In 2000, we were awarded the production contract to supply the U.S. Air Force with a new generation of military air cargo loader which is now known as the Halvorsen loader. We have delivered over 480 Halvorsen 25K Loaders to the United States military and international forces and we continue to provide parts support, service and retrofit kits for these Halvorsen loaders.

Our Ground Support and Gate Equipment product lines also supply large aircraft tow tractors to the U.S. Air Force. We supply a wide range of mobile air conditioning units to the U.S. Air Force, the U.S. Navy, international military forces and airframe manufacturers. The following is an overview of our military equipment technology offering.

Product Offering	Product Description	Aircraft Ranges	Capacity
Halvorsen 25K and 44K Cargo Loaders	Rapidly deployable, high-reach loader that can transport and lift cargo onto military and commercial cargo aircraft	All current military and commercial cargo aircraft	Load and transport up to 44,000 lbs.

Aircraft Tow Tractors	Towing of aircraft around the airport ramp	Large cargo transport aircraft	Draw bar pull of up to 72,000 lbs.

Mobile Air Conditioning	Mobile air conditioning units used for on the ground cooling	Jet fighters up to cargo transport aircraft	30 to 110 ton mobile air conditioning units

Airport Services. We are an industry leading provider of ground support and gate equipment, systems and facility maintenance services to airlines and airports throughout the United States. Our expertise extends to the operation, maintenance and repair of airport gate systems, baggage handling systems, airport facilities and ground support equipment. We also offer technology and operations monitoring services centered around our patented iOPS™ suite that links maintenance management systems and aircraft avionics data to critical ground-based monitoring, diagnostic and tracking systems on gate equipment, baggage handling systems, facility systems and ground support equipment.

Automated Systems.  We are an industry leader in providing fully integrated Automatic Guided Vehicle Systems for repetitive material movement requirements in the automotive, printing, food & beverage, manufacturing, warehouse, and hospital industries. We provide engineering services and simulations to evaluate the material handling requirements, automatic guided vehicle system hardware and software, and hardware and software integration for a complete, seamless solution. We have delivered over 440 automatic guided vehicle systems including over 3,100 guided vehicles.

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

For additional financial information about Company-sponsored research and development activities, refer to Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks and licenses that are cumulatively important to our business. We own approximately 493 United States and foreign patents and have approximately 299 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 347 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on our overall business.

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

JBT FoodTech’s major competitors include GEA Group Aktiengesellschaft, Heat & Control, Inc., Marel hf. MYCOM, Nantong Freezing Equipment Company, Ltd., Provisur Technologies, Inc., Barry-Wehmiller Companies, Inc., Allpax Products, Inc., Steriflow SAS, Atlas Pacific Engineering Company, Inc., Marel Food Systems, Brown International Corp. and CFT S.p.A.

JBT AeroTech’s major competitors include TLD, Schopf Maschinenbau GmbH, Trepel, Verstergaard Company A/S, Global Ground Support LLC, Tug Technologies Corporation, Weihai Guangtai Airport Equipment Co., LTD, ThyssenKrupp AG, Shenzhen CIMC-TianDa Airport Support Ltd., Illinois Tool Works Inc., FCX Systems Inc., Linc Facility Services, Johnson Controls Inc., ERMC and Elite Line Services, Inc.

Employees
We employ approximately 3,300 people with approximately 2,000 located in the United States. Approximately 150 of our employees in the United States are represented by one collective bargaining agreement that covers these employees through August of 2014.

Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 65% of our international employees are covered under national employee unions.

We maintain good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Customers
No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

JBT FoodTech’s customers range from large multinational food processing companies to smaller regional food processing companies. Our principal customers include companies such as: Agrosuper S.A., Ajinomoto, Co. Ltd., Aujan Industries Co LLC, Bonduelle Group, Campbell Soup Company, CIA Pesquera Camanchaca S.A., Citrofrut, S.A. de C.V., Citrovita Agro Industrial Ltda, The Coca-Cola Company, COFCO Tunhe Tomato Products Co. Ltd., ConAgra Foods, Inc., Conserva Italia, DelMonte Foods Company, Dole Food Company, Inc., Eckes-Granini Group GmbH, Florida’s Natural Growers, General Mills, Inc., Gloria Foods Company, Great Giant Pineapple Co., Grupo Fisher, Hero AG, H.J. Heinz Company, Huiyan Group, Inghams Enterprises Pty Limited, Industrias Bachoco, J. Garcia-Carrion., S.A., Jamba Juice Company, Jain Irrigation Systems Ltd., JBS S.A., Keystone Foods LLC, Leche Pascual, S.A., Louis Dreyfus Commodities, Marfrig Alimentos S.A., McCain Foods Limited, Morning Star Packing Company, National Food Industries LLC, Nestlé S.A., Novartis AG, Nutricima Limited, Organizacion Altex, S.C.,OSI Group, LLC, Perdigăo S.A., Sadia S.A., Southern Gardens Citrus Processing Group, LLC, Starkist Tuna, Sucocitrico Cutrale, Sunkist Growers, Inc., Thai Dairy Industry Co. Ltd., Thai Union Frozen Products Public Company Limited, Tropicana Products, Inc., Tyson Foods, Inc., Unilever PLC and Xinjiang Chalkis Tomato Products Co. Ltd.

JBT AeroTech’s customers are domestic and international airlines, airfreight and ground handling companies, domestic and international airport authorities and the United States and foreign military forces. Our principal customers include companies such as: Air Canada, Air China, Air France KLM, The Boeing Company, British Airports Authority, British Airways, the Canadian Forces, China Southern Airlines, Cincinnati/Northern Kentucky International Airport, Dallas Fort Worth International Airport, Delta Air Lines, Denver International Airport, DHL, FedEx Corp., EgyptAir, Houston Airport Systems, Iberia Airlines, LAN Airlines, Lockheed Martin Corporation, Los Angeles International Airport, Massport/Logan International Airport, Manchester Airports Group plc., McCarran International Airport, Menzies Aviation, Miami International Airport, Northrup Grumman Corporation, Saab AB, Servisair, Singapore Airlines, Southwest Airlines, Swissport International, TAM Airlines, Thai Airways International, United Continental Holdings, Inc., UPS, and the U.S. Air Force.

Government Contracts
We currently supply the Halvorsen cargo loader, aircraft tow tractors and mobile air conditioning units to the U.S. Department of Defense. The amount of equipment built for these programs is dependent upon annual government appropriations and levels of military spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

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

Financial Information about Geographic Areas
A significant portion of our consolidated revenue is generated in markets outside of the United States. For financial information about geographic areas see Note 14 of our financial statements in Item 8 of this Annual Report on Form 10-K.

Available Information
All periodic and current reports, registration filings, and other filings that we are required to make with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1933, proxy statements and other information are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. You may access and read our SEC filings free of charge through our website at www.jbtcorporation.com, under “Investor Relations – Corporate Information – SEC Filings,” or the SEC’s website at www.sec.gov. These reports are also available to read and copy at the SEC’s Public Reference Room by contacting the SEC at 1-800-SEC-0330.

The information contained on or connected to our website, www.jbtcorporation.com, is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 29, 2012, are as follows:

Name	Age	Office, year of election
Charles H. Cannon, Jr.	59	Chairman, Chief Executive Officer and President (2008)
Ronald D. Mambu	62	Vice President, Chief Financial Officer and Controller (2008)
Torbjörn Arvidsson	60	Vice President and Division Manager-Food Solutions and Services (2008)
Steven R. Smith	51	Vice President and Division Manager-Food Processing Systems (2011)
John Lee	54	Vice President and Division Manager-JBT AeroTech (2008)
Juan C. Podesta	60	Vice President, Corporate Development and Planning (2011) Vice President and Division Manager-Food Processing Systems (2008)
Kenneth C. Dunn	55	Vice President, General Counsel and Assistant Secretary (2008)
Mark K. Montague	58	Vice President, Human Resources (2008)
Megan J. Donnelly	43	Chief Accounting Officer (2008)

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

STEVEN R. SMITH has served as our Vice President and Division Manager-Food Processing Systems since October, 2011. Mr. Smith joined FMC Corporation in 1989 as a Business Planner with FMC's Petroleum Equipment Group in Houston, Texas. Since then, he has served in a variety of sales, marketing, and line management roles within FMC Corporation and FMC Technologies, Inc., JBT's previous parent companies, as well as with JBT FoodTech, including most recently serving as the General Manager for the America's Operations of FoodTech's Food Solutions and Services Division from 2003 to 2011.

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

JUAN C. PODESTA has served as our Vice President, Corporate Planning and Development since October, 2011. Mr. Podesta joined FMC Corporation in 1989 as Product Manager, Citrus Systems in Lakeland, Florida. Since then, he has served in a variety of sales, marketing, and line management roles within FMC FoodTech, including International Manager for the Citrus Machinery Division from 1990 to 1992, General Manager, Fruit & Vegetable Processing based in Parma, Italy from 1992 to 1994, General Manager, Canning Systems based in St. Niklaas, Belgium from 1995 to 1996, Division Manager, Food Processing Systems & Agricultural Machinery from 1997 to 1999, President FMC Europe, based in Brussels, Belgium from 2000 to 2002 and Division Manager-Food Processing Systems Division from 2000 to 2011.

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

MARK K. MONTAGUE has served as our Vice President of Human Resources since August 2008. Prior to joining the Company, Mr. Montague worked for Molex, Inc., where he served as Senior Vice President, Corporate Human Resources since 2006. From 1999 to 2006, Mr. Montague served as Vice President, Human Resources, Americas Region. Prior to Molex, Mr. Montague worked for Whirlpool Corporation, serving as its Vice President, Human Resources, North America Appliance Group from 1997 to 1999, its Group Director, Human Resources and Quality, Corporate Technology Group from 1996 to 1997 and as its Group Director, Human Resources, Manufacturing and Technology in 1996. From 1992 through 1996, Mr. Montague worked for the consulting group, Competitive Human Resources Strategies. Mr. Montague worked for Whirlpool Corporation from 1981 through 1992, in a variety of Human Resources Group Director and Vice President positions, and as a Labor Relations Attorney from 1981 to 1984. Mr. Montague began his professional career as an attorney with Shughart, Thomson & Kilroy.

MEGAN J. DONNELLY has served as our Chief Accounting Officer since November 2008. Ms. Donnelly served as our Director of Financial Control since July 2008. Ms. Donnelly was FMC Technologies’ Manager of Financial Reporting and Accounting Research from April 2005 until July 2008. Prior to that, Ms. Donnelly served as a consultant to FMC Technologies from January 2002 until April 2005. From July 1998 until December 2001, Ms. Donnelly was Director of Finance for Chart House Enterprises, Inc. Ms. Donnelly is a certified public accountant and began her professional career in the Assurance practice of Ernst & Young LLP in 1992.

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

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, the capital goods industries in which we compete can have significant variations in the number, contractual terms and size of orders. The timing of our receipt of orders and our shipment of the products or provision of services can significantly impact the sales and income of a period. These and any one or more of the factors listed below, among other things, could cause us not to achieve our revenue or profitability expectations and the resulting failure to meet market expectations could cause a drop in our stock price:

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

Our business may be adversely affected by changes in current or future national or global economic conditions, including interest rates, availability of capital, consumer spending rates, energy availability and costs and the effects of governmental initiatives to manage economic conditions. Any such changes could adversely affect the demand for our products or the cost and availability of our required raw materials, thereby negatively affecting our financial results. National and global economic conditions could, among other things:

•	make it more difficult or costly for us to obtain increased financing for our operations or investments or to refinance our debt in the future;

•	render our lenders or other financial instrument counterparties unable to honor their commitments or otherwise default under a financing agreement;

•	impair the financial condition of some of our customers, thereby hindering our customers’ ability to obtain financing to purchase our products and/or increasing customer bad debts;

•	cause customers to forgo or postpone new purchases in favor of repairing existing equipment and machinery, and delay or reduce preventative maintenance, thereby reducing our revenue and/or profits;

•
negatively impact our customers’ ability to raise pricing to counteract increased fuel, labor, and other costs, making it less likely that they will expend resources on JBT AeroTech equipment as they have in the past;

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

•
negatively affect the rates of expansion, consolidation, renovation and equipment replacement within the air transportation industry and within the food processing industry, which may affect the performance of our JBT AeroTech and JBT FoodTech segments, respectively;

•	impair the financial viability of our insurers.

Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business could negatively affect our business, financial condition and results of operations.

We operate manufacturing facilities in nine countries other than the United States, and our international sales accounted for a significant portion of our 2011 revenue. Multiple factors relating to our international operations and to particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include:

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

Because a significant portion of our revenue and expenses are denominated in foreign currencies, changes in exchange rates will result in increases or decreases in our costs and earnings and may also affect our consolidated financial statements, which are prepared in U.S. dollars. For instance, in 2011 our gross margins were negatively impacted by the strengthening of the Swedish krona. Although we may seek to minimize our currency exposure by engaging in hedging transactions where we deem it appropriate, we cannot assure you that our efforts will be successful. To the extent we sell our systems and services in foreign markets, currency fluctuations may result in our systems and services becoming too expensive for foreign customers.

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

An outbreak of animal borne diseases (H5N1, BSE or other virus strains affecting poultry or livestock), citrus tree diseases or food borne illnesses or other food safety or quality concerns may negatively affect our business, financial condition, results of operations and cash flows.

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

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated gains (losses) – net, benefit plans. At the end of 2011, the projected benefit obligation of our pension plans was $309.5 million and assets were $205.1 million. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Defined Benefit Pension and Other Postretirement Plans in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

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

Pursuant to the Separation and Distribution Agreement we entered into with FMC Technologies, as of the time of our spin-off from FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to the spin-off. Although FMC Technologies may remain the named defendant in certain of these proceedings, we will manage the litigation and are required to indemnify FMC Technologies for costs, expenses and judgments arising from this existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

We are involved in other legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole, will have a material adverse effect on our business, results of operations, cash flows or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 29, 2012, there were 2,962 holders of record of JBT Corporation’s common stock. Information regarding the market prices of our common stock and dividends declared for the two most recent fiscal years is provided in Note 15 to our consolidated financial statements. Other information required by this Item can be found in the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on July 31, 2008 in: (i) our common stock, (ii) the S&P SmallCap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

CUMULATIVE TOTAL RETURN

Issuer Purchases of Equity Securities
Information on our purchases of equity securities during the fourth quarter of 2011 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2011 – October 31, 2011	-	-	-	$30.0 million
November 1, 2011 – November 30, 2011	15,700	$14.88	15,700	$29.8 million
December 1, 2011 – December 31, 2011	5,146	$14.97	5,146	$29.7 million
Total	20,846	$14.90	20,846	$29.7 million

(1)	Shares repurchased under the 2011 share repurchase plan (see Note 9 to our consolidated financial statements for more information).

During 2011, we removed the JBT stock fund from the list of investment options under the John Bean Technologies Corporation Savings and Investment Plan (the “Savings Plan”). As such, 444,771 shares of our common stock held by participants in the Savings Plan were transferred to other Savings Plan investments either by voluntary participant-directed transfers or by automatic quarterly transfers during 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial and other data about us for the most recent five fiscal years. The data have been derived from our consolidated and combined financial statements using the historical results of operations and bases of the assets and liabilities of our businesses and give effect to allocations of expenses from FMC Technologies, our former parent. For periods prior to the spin-off, the historical combined statement of income data set forth below do not reflect changes that occurred in the operations and funding of our company as a result of our spin-off. The historical consolidated balance sheet data set forth below reflects the assets and liabilities that existed as of the dates and the periods presented.

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for each of the three years in the period ended December 31, 2011 and the balance sheet data as of December 31, 2011 and 2010 are derived from our audited financial statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2009, 2008 and 2007  and the income statement and cash flow data for the years ended December 31, 2008 and 2007 were derived from audited financial statements that are not presented in this report.

The following financial information may not reflect what our results of operations, cash flows and financial position would have been had we operated as a separate, stand-alone entity during the periods prior to the Separation, or what our results of operations, financial position and cash flows will be in the future. In addition, the Risk Factors section of Item 1A of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
(In millions, except per share data)	2011	2010	2009	2008	2007
Income Statement Data:
Revenue:
JBT FoodTech	$542.6	$520.8	$515.8	$584.0	$594.1
JBT AeroTech	407.4	351.2	320.7	446.9	386.0
Other revenue and intercompany eliminations	5.8	8.4	5.1	(2.8)	(2.1)
Total revenue	$955.8	$880.4	$841.6	$1,028.1	$978.0
Operating expenses:
Cost of sales	$721.2	$645.8	$617.3	$775.4	$739.9
Selling, general and administrative expense	152.9	147.8	147.8	152.9	153.8
Research and development expense	18.5	17.5	17.1	22.0	18.7
Restructuring expense	11.6	3.7	3.9	0.9	0.9
Other (income) expense, net	(1.6)	(1.5)	(2.2)	6.6	3.6
Operating income	53.2	67.1	57.7	70.3	61.1
Net interest (expense) income	(6.4)	(7.8)	(8.8)	(3.8)	0.5
Income from continuing operations before income taxes	46.8	59.3	48.9	66.5	61.6
Provision for income taxes	16.0	21.4	16.1	22.4	21.5
Income from continuing operations	30.8	37.9	32.8	44.1	40.1
(Loss) income from discontinued operations, net of income taxes	(0.3)	(0.6)	-	0.1	(3.7)
Net income	$30.5	$37.3	$32.8	$44.2	$36.4
Common Stock Data:
Diluted Earnings Per Share (1):
Income from continuing operations	$1.05	$1.30	$1.15	$1.59	$1.45
Net income	$1.04	$1.28	$1.15	$1.59	$1.32
Diluted weighted average shares outstanding	29.3	29.1	28.6	27.8	27.5
Common Stock Price Range:
High	$20.29	$20.78	$19.00	$14.50	$-
Low	$13.35	$14.35	$8.67	$5.86	$-
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.07	$-

(1)
For all periods prior to July 31, 2008, the date of our spin-off from FMC Technologies, the number of diluted shares being used is the number of shares outstanding on July 31, 2008, as our common stock was not traded prior to July 31, 2008 and there were no dilutive securities in the prior periods.

	At December 31,
(In millions)	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$592.2	$582.2	$520.4	$578.1	$553.2
Long-term debt, less current portion	135.7	145.4	131.8	185.0	-

	Year Ended December 31,
(In millions)	2011	2010	2009	2008	2007
Other Financial Information:
Capital expenditures	$20.8	$24.3	$19.8	$22.9	$23.0
Cash flows provided by continuing operating activities	$37.0	$17.6	$54.1	$81.8	$39.0
Order backlog (unaudited)	$246.0	$286.8	$211.2	$285.5	$398.4

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our strategy for growth is to grow our technology advantage, grow in emerging markets, grow beyond the sale and grow margins. During 2011, we made significant progress in some of these key areas and faced challenges in others. Revenue grew by 9%, driven by strong performance in our JBT AeroTech segment. We advanced our technology advantage in key areas and continued to build our presence and capabilities in Asia. Our aftermarket revenue grew by 9%. However, economic weakness in parts of Europe, a major flood in Bangkok, political unrest in North Africa and the Middle East, and softness in the North American poultry market all negatively impacted our JBT FoodTech segment. Additionally, the currency exchange effects resulting from a strong Swedish krona and Brazilian real negatively impacted the margins in our freezer and fruit processing businesses.

In response to these challenges, we have taken decisive actions that will support our long-term growth strategy. We have shifted production of certain freezer product lines out of Sweden to the U.S. and China. Moving some high-capacity freezer production to the U.S. locates it closer to many of our major customers, reducing costs and increasing responsiveness. Establishing lower-capacity freezer production in China expands our presence in a key emerging market.

The shift is part of a cost reduction plan we announced in January 2012 that supports our strategy to grow margins by lowering costs in JBT FoodTech across the developed world. The cost reduction plan consists primarily of a workforce reduction of approximately 115 positions and is expected to be completed in the first half of 2012. We recognized a pre-tax charge of $10.3 million in connection with the plan in the fourth quarter of 2011 and expect to reduce costs by about $9 million (pre-tax) annually by 2013.

We continue to be confident in our ability to generate cash flow, which is why on October 27, 2011, our Board of Directors authorized a repurchase of up to $30 million of JBT common shares through December 31, 2014.

As we evaluate our operating results, we consider performance indicators like segment revenue and operating profit in addition to the level of inbound orders and order backlog.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue	955.8	$880.4	$841.6	$75.4	$38.8
Cost of sales	721.2	645.8	617.3	(75.4)	$(28.5)
Gross profit	234.6	234.6	224.3	-	10.3
Selling, general and administrative expense	152.9	147.8	147.8	(5.1)	-
Research and development expense	18.5	17.5	17.1	(1.0)	(0.4)
Restructuring expense	11.6	3.7	3.9	(7.9)	0.2
Other income, net	(1.6)	(1.5)	(2.2)	0.1	(0.7)
Operating income	53.2	67.1	57.7	(13.9)	9.4
Net interest expense	(6.4)	(7.8)	(8.8)	1.4	1.0
Income from continuing operations before income taxes	46.8	59.3	48.9	(12.5)	10.4
Provision for income taxes	16.0	21.4	16.1	5.4	(5.3)
Income from continuing operations	30.8	37.9	32.8	(7.1)	5.1
Loss from discontinued operations, net of income taxes	(0.3)	(0.6)	-	0.3	(0.6)
Net income	30.5	$37.3	$32.8	$(6.8)	$4.5

2011 Compared With 2010
Total revenue increased by $75.4 million in 2011 compared to 2010. The increase in revenue was driven by $27.7 million of higher product sales, $12.3 million of higher aftermarket parts and services sales and $25.3 million of higher revenue due to the favorable impact of foreign currency translation.

Operating income decreased by $13.9 million in 2011 compared to 2010, while operating income margin decreased from 7.6% to 5.6%. The decrease in operating income resulted from the following:

•
Gross profit remained unchanged but decreased by $6.9 million in constant currency. Gross profit decreased by $20.2 million due to lower gross profit margin, which resulted from the strengthening of the Swedish krona and Brazilian real, higher costs in certain JBT FoodTech product lines and an unfavorable mix of products sold as compared to the prior year. This decrease was partially offset by $13.3 million of higher profit due to higher sales volume in the JBT AeroTech segment.

•	Selling, general and administrative expenses increased by $5.1 million, but only by $0.5 million in constant currencies, and decreased as a percentage of revenue from 16.8% to 16.0%.

•	Research and development expense increased by $1.0 million, primarily due to expenditures on developing new gate equipment products.

•	Restructuring expense was $7.9 million higher than in prior year.

Net interest expense was $1.4 million lower in 2011 compared to 2010 primarily as a result of a lower overall interest rate on our variable rate debt, which was 1.5% in 2011 and 2.5% in 2010.

Income tax expense for 2011 reflects an income tax rate of 34.1% compared to 36.1% in the same period in 2010. The difference in the rate is attributable to the release of $1.2 million in valuation allowance for certain foreign deferred tax assets.

2010 Compared With 2009
Total revenue increased by $38.8 million in 2010 compared to 2009 as a result of higher product sales. JBT AeroTech’s revenue increased by $30.5 million as a result of higher demand for our ground support equipment and gate equipment products. JBT FoodTech’s revenue in constant currency remained relatively unchanged as higher sales of freezing and chilling products and protein processing products were offset by lower sales of fruit processing products and in-container processing products. Favorable impact of foreign currency translation resulted in $5.8 million of higher revenue.

Operating income increased by $9.4 million in 2010 compared to 2009 while operating income margins improved from 6.9% to 7.6%. The increase in operating income resulted from the following:

•
Gross profit increased by $10.3 million in 2010 compared to 2009. Higher sales volume and a slight improvement in gross profit margins resulted in an increase in gross profit of $8.8 million and $0.5 million, respectively. Savings in retirement benefit costs due to the freeze of the U.S. pension plan at the end of 2009 were partially offset by higher healthcare costs. The remaining increase in gross profit was primarily due to the favorable impact of foreign currency translation.

•	Selling, general and administrative expenses remained flat and decreased as a percentage of revenue from 17.6% to 16.8%.

•	Research and development expenses remained relatively unchanged as a percentage of revenue.

•	Gains on investments in our non-qualified deferred compensation plan, which are reported in other (income) expense, net, were $0.6 million lower in 2010 compared to 2009.

Net interest expense was $1.0 million lower in 2010 compared to 2009. The decrease in net interest expense was a result of a lower overall interest rate on our variable rate debt due to maturity of a $25 million interest rate swap on January 30, 2010. The interest rate swap previously fixed the interest rate on a portion of our borrowings under the credit facility at 4.9%.

Income tax expense for 2010 reflects an income tax rate of 36.1% compared to 32.9% for 2009. The difference in the rate is attributable to higher earnings in higher tax jurisdictions relative to the prior year and the absence of a comparable reversal of a valuation allowance on deferred tax assets recorded in 2009.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Revenue
JBT FoodTech	$542.6	$520.8	$515.8	$21.8	$5.0
JBT AeroTech	407.4	351.2	320.7	56.2	30.5
Other revenue and intercompany eliminations	5.8	8.4	5.1	(2.6)	3.3
Total revenue	$955.8	$880.4	$841.6	$75.4	$38.8
Income before income taxes
Segment operating profit:
JBT FoodTech	$42.3	$55.8	$52.4	$(13.5)	$3.4
JBT AeroTech	36.0	28.6	27.2	7.4	1.4
Total segment operating profit	78.3	84.4	79.6	(6.1)	4.8
Corporate items:
Corporate expense	(16.9)	(17.3)	(15.4)	0.4	(1.9)
Other expense, net	(8.2)	-	(6.5)	(8.2)	6.5
Net interest expense	(6.4)	(7.8)	(8.8)	1.4	1.0
Total corporate items	(31.5)	(25.1)	(30.7)	(6.4)	5.6
Income from continuing operations before income taxes	46.8	59.3	48.9	(12.5)	10.4
Provision for income taxes	16.0	21.4	16.1	5.4	(5.3)
Income from continuing operations	30.8	37.9	32.8	(7.1)	5.1
Loss from discontinued operations, net of income taxes	(0.3)	(0.6)	-	0.3	(0.6)
Net income	$30.5	$37.3	$32.8	$(6.8)	$4.5

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

(in millions)	2011	2010	2009
JBT FoodTech	$11.6	$0.8	$1.8
JBT AeroTech	-	2.9	2.1
Total	$11.6	$3.7	$3.9

JBT FoodTech

2011 Compared With 2010
JBT FoodTech’s revenue increased by $21.8 million in 2011 compared to 2010. Excluding the favorable impact of foreign currency translation, revenue decreased by $1.5 million. The decrease in revenue was driven by $28.9 million of lower sales of freezing and chilling products and protein processing products primarily in the North American region. This decrease was partially offset by shipments of several large orders of tomato and fruit processing products, which resulted in $17.1 million of higher revenue, and higher sales of aftermarket parts and services, which resulted in $8.6 million of higher revenue.

JBT FoodTech’s operating profit decreased by $13.5 million in 2011 compared to 2010. Operating profit margin decreased from 10.7% to 7.8% as a result of lower gross profit margin. Gross profit margin declined due to higher labor and material costs in the fruit processing product line, unfavorable mix of aftermarket products sold as compared to prior year and the strengthening of the Swedish krona, resulting in $15.2 million of lower operating profit. We have historically exported the majority of our freezing and chilling products out of Sweden. However, we have expanded our production capabilities in the U.S. and China to gain production flexibility and lower costs in future periods. The remaining change in operating profit was primarily due to the favorable impact of foreign currency translation.

2010 Compared With 2009
JBT FoodTech’s revenue increased by $5.0 million in 2010 compared to 2009. The increase in revenue was driven primarily by a favorable impact of foreign currency translation, resulting in $6.6 million of higher revenue. Despite smaller order sizes relative to prior year, sales of freezing and chilling products and protein processing products in all geographic regions increased by $34.6 million. However, this increase was offset by an unfavorable year-over-year comparison of sales of large orders of fruit processing products and in-container processing products. During 2009, we sold $38.5 million of large orders of fruit processing products and in-container processing products received in 2008 and the early part of 2009.

JBT FoodTech’s operating profit increased by $3.4 million in 2010 compared to 2009. Operating profit margin increased from 10.2% to 10.7%. The increase in operating profit was driven primarily by an improvement in gross profit margin, which resulted in $7.3 million of higher profit. Gross profit margin improved due to higher proportion of higher margin smaller sized projects and aftermarket sales as well as lower expenses related to retirement benefits and non-recurring costs. A slight decrease in sales volume resulted in $0.5 million of lower profit. Additionally, higher selling, general and administrative, and research and development costs resulted in $3.4 million of lower profit.

JBT AeroTech

2011 Compared With 2010
JBT AeroTech’s revenue increased by $56.2 million in 2011 compared to 2010 as a result of improved market conditions and the conversion of the strong year-end 2010 order backlog into revenue. Revenue from gate equipment products increased by $25.5 million as a result of higher sales of land-based air conditioning units to the U.S. Navy and passenger boarding bridges to domestic airports. Revenue from automated systems increased by $13.3 million as a result of large projects completed during the year. Revenue from ground support equipment products increased by $6.3 million primarily as a result of higher sales of aircraft tow tractors to European and other international customers.

JBT AeroTech’s operating profit increased by $7.4 million in 2011 compared to 2010. Operating profit margin increased from 8.1% to 8.8% as a result of better leverage of fixed costs. Higher sales volume resulted in an increase in profit of $11.1 million. Gross profit margin remained relatively unchanged. The increase in operating profit was partially offset by $0.6 million of higher marketing expenditures, $1.5 million of higher general and administrative costs and $1.7 million of higher development costs related to new gate equipment products.

2010 Compared With 2009
JBT AeroTech’s revenue increased by $30.5 million in 2010 compared to 2009. The increase in revenue was a result of higher demand for our ground support equipment and gate equipment products. Revenue from ground support equipment sales increased by $26.6 million, while revenue from gate equipment product sales increased by $23.8 million. These increases in revenue were partially offset by lower sales of Halvorsen loaders due to completion of a U.S. Air Force production contract.

JBT AeroTech’s operating profit increased by $1.4 million in 2010 compared to 2009. Operating profit margin decreased from 8.5% to 8.1%. Higher sales volume resulted in an increase in profit of $7.1 million while lower costs primarily due to cost reduction initiatives implemented in 2009 resulted in an increase in profit of $2.1 million. Gross profit margin declined due to the lower proportion of revenue from Halvorsen loaders and competitive pricing pressure in Airport Services, which together resulted in a decrease in profit of $7.8 million.

Corporate Items

2011 Compared With 2010
Corporate items increased by $6.4 million in 2011 compared to 2010. The increase was driven by $7.9 million of higher restructuring charges and $1.8 million of higher LIFO inventory reserve charges. These increases were partially offset by $2.1 million of lower stock-based compensation expense and $1.4 million of lower interest expense.

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

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31.

(In millions)	2011	2010
JBT FoodTech	$537.7	$527.5
JBT AeroTech	371.5	419.9
Other and intercompany eliminations	5.8	8.6
Total inbound orders	$915.0	$956.0

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31.

(In millions)	2011	2010
JBT FoodTech	$98.5	$103.4
JBT AeroTech	147.5	183.4
Total order backlog	$246.0	$286.8

Order backlog in our JBT FoodTech segment at December 31, 2011 decreased by $4.9 million since year-end 2010 due to several large orders for tomato and fruit processing products received in 2010 that were delivered in 2011. Additionally, we are experiencing longer order processing cycles in certain of our markets. We expect to convert the entire JBT FoodTech backlog at December 31, 2011 into revenue during 2012.

Order backlog in our JBT AeroTech segment at December 31, 2011 decreased by $35.9 million since year-end 2010 primarily due to lower orders of gate equipment products. Backlog of orders for gate equipment products declined by $29.5 million. We expect to convert approximately 80% of the JBT AeroTech backlog at December 31, 2011 into revenue during 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and our credit facility. We are not presently aware of any restrictions on the repatriation of our foreign funds, although these funds are considered permanently invested in our foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. would cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated. We believe cash flows from operations and the credit facility will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions and other financing requirements.

On October 27, 2011, our Board of Directors authorized a share repurchase program for up to $30 million of our common stock through December 31, 2014. We repurchased $0.3 million of common stock in 2011. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors.

Cash Flows
Cash flows for each of the years in the three-year period ended on December 31, 2011 were as follows:

(In millions)	2011	2010	2009
Cash provided by continuing operating activities	$37.0	$17.6	$54.1
Cash required by continuing investing activities	(21.4)	(23.7)	(24.8)
Cash (required) provided by financing activities	(18.5)	4.9	(60.2)
Cash required by discontinued operations	(0.6)	(0.1)	-
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	0.6	1.7
Decrease in cash and cash equivalents	$(4.7)	$(0.7)	$(29.2)

Cash flows provided by continuing operating activities in 2011 were $37.0 million, representing a $19.4 million increase compared to 2010. The change in the cash flows is primarily attributable to a much higher collection of receivables during 2011 than during 2010.  Additionally, during 2011 and 2010 we contributed $10.4 million and $13.1 million, respectively, to our pension and other postretirement benefit plans.

The majority of our investing activities support the maintenance and upgrading of our installed base of leased equipment. Our annual capital spending typically ranges from $20.0 million to $25.0 million.

Cash flows required by financing activities in 2011 were $18.5 million compared to cash flows provided by financing activities of $4.9 million in 2010. During 2011, we reduced our debt by $6.8 million compared to an increase in debt of $14.7 million in 2010. Tax withheld on restricted stock granted in the year of our spin-off from FMC Technologies, Inc. and vested in 2011 was $1.3 million higher in 2011 compared to 2010.

Financing Arrangements
We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or the Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of December 31, 2011, we had $60.7 million drawn on the credit facility, $9.5 million in letters of credit issued under the credit facility and $154.8 million of additional available funds.

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

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At December 31, 2010, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of December 31, 2011
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	13.5
Leverage ratio (2)	Not greater than 3.0	1.6
Capital expenditures (3)	Not greater than $33 million	$20.8 million
Restricted payments (4)	Not greater than $20 million	$8.7 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	13.5
Leverage ratio (2)	Not greater than 3.25	1.6

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

(3)	Capital expenditures are limited to $30 million plus 50% of the unutilized amount from prior year.
(4)	Restricted payments include all payments to shareholders such as dividends and share repurchases.

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

As part of our strategy to grow where the world is growing fastest, we are expanding our operations in China and India. Due to greater restrictions on cash management in these regions, we have established credit facilities to fund some of the working capital requirements. In July 2011, one of our wholly owned subsidiaries entered into two short term credit facilities that allow us to borrow up to $6 million in China. As of December 31, 2011, we had $1.4 million borrowed under this credit facility. In June 2011, one of our wholly owned subsidiaries entered into a short term credit facility that allows us to borrow up to Indian rupee (Rs) 38 million, or approximately $0.8 million. As of December 31, 2011, we had $0.6 million borrowed under this credit facility.

Defined Benefit Pension Plans
We have defined benefit pension plans that cover certain domestic and international employees. Our largest single pension plan is the U.S. qualified plan. At December 31, 2011, this plan accounted for 86% of our consolidated defined benefit pension plans’ projected benefit obligation (“PBO”) and 96% of the related plans’ assets. Due to a decrease in the discount rate used to value the PBO, the obligation increased by $30.0 million while the assets experienced a loss of 1.5%.

Outlook

We expect nominal growth across most product lines as market conditions in Europe and North America remain uncertain, while emerging markets continue to grow. However, we expect the strategic actions implemented in 2011 to drive margin expansion in 2012.

On February 28, 2012, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock, or approximately $2.0 million. The dividend will be paid on March 28, 2012 to stockholders of record at the close of business on March 14, 2012. We estimate that we will contribute $11.9 million in 2012 to our pension and other postretirement benefit plans, primarily reflecting discretionary contributions to our U.S. qualified pension plan. We anticipate spending a total of $16 to $19 million on construction of a new JBT FoodTech plant in Lakeland, Florida to replace our existing plant in the same area. We expect it to be operational by the end of 2013.

We continue to evaluate acquisitions in the normal course of business which we expect to fund with cash generated from operations or borrowings under our credit agreements.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2011:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$137.2	$1.5	$60.7	$75.0	$-
Accrued interest	20.0	5.0	10.0	5.0	-
Operating leases	27.2	6.0	8.4	4.3	8.5
Unconditional purchase obligations (b)	29.9	25.9	3.9	0.1	-
Pension and other postretirement benefits (c)	11.9	11.9	-	-	-
Total contractual obligations	$226.2	$50.3	$83.0	$84.4	$8.5

(a)
Our available long-term debt is dependent upon our compliance with covenants described in the previous section. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements.

(b)
In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our consolidated statements of income.

(c)	This amount primarily reflects discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

The following is a summary of other off-balance sheet arrangements at December 31, 2011:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$21.2	$18.3	$2.2	$-	$0.7
Surety bonds	73.9	36.5	37.4	-	-
Total other off-balance sheet arrangements	$95.1	$54.8	$39.6	$-	$0.7

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

Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the identifiable net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred, including assumptions and estimates used to determine the fair value of our reporting units.

In the fourth quarter of 2011, we early adopted the amended guidance on goodwill impairment, which simplifies how an entity tests goodwill for impairment. It provides an option to first assess qualitative factors to determine whether further testing of goodwill is required. If an entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a quantitative test is required. In performing the quantitative test, we determine the fair value of a reporting unit using the “income approach” valuation method. We use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. The cash flows are derived from internal forecasts for the reporting unit. Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our performance, our backlog, planned timing of new product launches, and customer sales commitments. We also apply judgment when selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium.

We completed our annual goodwill impairment test as of October 31, 2011. Due to restructuring charges recorded in our Food Processing Systems Division (FPSD), which includes the in-container processing and fruit processing product lines, we chose to bypass the qualitative assessment and perform the quantitative goodwill impairment test for FPSD. Goodwill for the FPSD operating segment is tested at the reporting unit level, which is also the operating segment level. The results of our impairment test indicated that the fair value of the reporting unit exceeded its book value by a significant amount. A discount rate of 10.5% was used. Increasing the discount rate to 13% would not have affected our conclusion.

As a result of the assessment of the qualitative factors, we have determined it is not necessary to perform the quantitative goodwill impairment test on any of our other reporting units.

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

As of December 31, 2011, we estimated that it is not likely that we will realize income tax deductions for certain uncollectible receivables and, therefore, we have provided a valuation allowance against the related deferred tax assets. We have estimated that it is likely that we will generate future taxable income in the U.S. and most foreign jurisdictions, and have therefore not provided a valuation allowance against most of our deferred tax assets.

Defined Benefit Pension and Other Postretirement Plans
Pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, employee turnover rates, retirement rates, mortality rates and other factors. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.

Our pension and other postretirement benefits expense is typically sensitive to changes in our estimate of discount rate. However, holding other assumptions constant, a change of 0.5 percentage points in the discount rate would not significantly change the annual expense for 2011.

Our pension expense is sensitive to changes in our estimate of expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96 percent of all pension plan assets, was 8.5% for 2011 and 8.75% for 2010 and 2009. For 2012, the rate will be lowered to 8.0%. A change of 0.5 percentage points in the expected return on assets assumption would impact pension expense by approximately $1.1 million (pre-tax).

See Note 7 of the consolidated financial statements in Item 8 for additional discussion of our assumptions and the effects on the financial statements.

During 2009, we amended the retirement benefits offered to our employees. We discontinued future benefit accruals for active non-union participants in our domestic defined benefit pension plans and froze future participation in our domestic defined benefit pension plans by non-union employees as of December 31, 2009. Concurrently, we also enhanced our defined contribution savings plans by adding a 3% company non-elective contribution with immediate vesting to all eligible non-union employees in addition to the current company match (of up to 5%) that vests over time.

Recently Issued Accounting Standards Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This standard is effective for interim and annual periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. Because this amendment impacts presentation only, it will have no effect on the Company's financial condition, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2011 and 2010, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts. Additionally, at December 31, 2010, we had an interest rate swap. We do not hedge foreign currency translation risk.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk
During 2011, our foreign subsidiaries generated approximately 40% of our revenue, driven by our operations in Sweden which generated approximately 14% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by approximately $8.2 million (pre-tax) as of December 31, 2011. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying assets and liabilities.

Interest Rate Risk
Our debt instruments subject us to market risk associated with movements in interest rates. We had $63.5 million in variable rate debt outstanding at December 31, 2011. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 17 basis points, would not significantly impact the annual interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Bean Technologies Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 8, 2012

RDGXBRLParseBegin
JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2011	2010	2009
Revenue:
Product revenue	$836.0	$770.9	$720.3
Service revenue	119.8	109.5	121.3
Total revenue	955.8	880.4	841.6
Operating expenses:
Cost of products	629.0	563.9	530.1
Cost of services	92.2	81.9	87.2
Selling, general and administrative expense	152.9	147.8	147.8
Research and development expense	18.5	17.5	17.1
Restructuring expense	11.6	3.7	3.9
Other income, net	(1.6)	(1.5)	(2.2)
Operating income	53.2	67.1	57.7
Net interest expense	(6.4)	(7.8)	(8.8)
Income from continuing operations before income taxes	46.8	59.3	48.9
Provision for income taxes	16.0	21.4	16.1
Income from continuing operations	30.8	37.9	32.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.6)	-
Net income	$30.5	$37.3	$32.8

Basic earnings per share:
Income from continuing operations	$1.07	$1.34	$1.19
Loss from discontinued operations	(0.01)	(0.02)	-
Net income	$1.06	$1.32	$1.19
Diluted earnings per share:
Income from continuing operations	$1.05	$1.30	$1.15
Loss from discontinued operations	(0.01)	(0.02)	-
Net income	$1.04	$1.28	$1.15
Dividends declared per share	$0.28	$0.28	$0.28
Weighted average shares outstanding:
Basic	28.8	28.3	27.6
Diluted	29.3	29.1	28.6

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In millions, except per share and number of shares)	2011	2010

Assets
Current Assets:
Cash and cash equivalents	9.0	$13.7
Trade receivables, net of allowances of $4.3 and $4.8, respectively	189.4	192.7
Inventories	122.3	106.7
Prepaid expenses	5.1	5.1
Deferred income taxes	8.3	8.7
Assets held for sale	2.7	-
Other current assets	22.3	29.5
Total current assets	359.1	356.4
Investments	10.5	9.9
Property, plant and equipment, net of accumulated depreciation of $231.1 and $225.5, respectively	124.7	128.7
Goodwill	28.2	28.4
Intangible assets, net	18.2	19.9
Deferred income taxes	41.9	25.6
Other assets	9.6	13.3
Total Assets	592.2	$582.2

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, trade and other	82.5	$86.3
Advance and progress payments	57.4	52.4
Accrued payroll	30.9	34.4
Deferred income taxes	6.1	7.3
Other current liabilities	62.8	61.6
Total current liabilities	239.7	242.0
Long-term debt, less current portion	135.7	145.4
Accrued pension and other postretirement benefits, less current portion	109.2	73.0
Deferred income taxes	2.9	2.3
Other liabilities	24.9	26.5
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2011: 28,661,005 issued and 28,640,159 outstanding; 2010: 28,237,279 issued and 28,185,834 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2011: 20,846 shares; 2010: 51,445 shares	(0.3)	(0.7)
Additional paid-in capital	60.7	59.1
Retained earnings	95.8	73.6
Accumulated other comprehensive loss	(76.7)	(39.3)
Total Stockholders' Equity	79.8	93.0
Total Liabilities and Stockholders' Equity	592.2	$582.2

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$30.5	$37.3	$32.8
Loss from discontinued operations, net of income taxes	0.3	0.6	-
Income from continuing operations	30.8	37.9	32.8
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation	21.3	19.5	19.1
Amortization	2.8	3.4	3.5
Stock-based compensation	5.2	7.3	7.9
Pension and other postretirement benefits (income) expense	(1.3)	(2.1)	7.9
Deferred income taxes	3.4	8.8	6.6
Other	2.7	(4.7)	3.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	0.2	(54.6)	13.7
Inventories	(19.8)	3.3	22.8
Accounts payable, trade and other	(2.0)	19.1	(3.4)
Advance payments and progress billings	7.4	(4.8)	(26.5)
Accrued pension and other postretirement benefits, net	(10.4)	(13.0)	(17.6)
Other assets and liabilities, net	(3.3)	(2.5)	(16.5)
Cash provided by continuing operating activities	37.0	17.6	54.1
Net cash required by discontinued operating activities	(0.6)	(0.1)	-
Cash provided by operating activities	36.4	17.5	54.1
Cash Flows From Investing Activities:
Acquisitions	-	(0.4)	(6.7)
Capital expenditures	(20.8)	(24.3)	(19.8)
Proceeds from disposal of assets	0.4	1.0	1.7
Other	(1.0)	-	-
Cash required by investing activities	(21.4)	(23.7)	(24.8)
Cash Flows From Financing Activities:
Net increase in short-term debt	2.9	-	-
Net (payments) proceeds on credit facilities	(8.1)	11.8	(53.3)
(Repayment) issuance of long-term debt	(1.6)	2.9	-
Excess tax benefits	1.9	1.8	0.9
Tax witholdings on stock-based compensation awards	(4.8)	(3.5)	-
Purchase of stock held in treasury	(0.3)	-	-
Dividends paid	(8.4)	(8.1)	(7.7)
Other	(0.1)	-	(0.1)
Cash (required) provided by financing activities	(18.5)	4.9	(60.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	0.6	1.7
Decrease in cash and cash equivalents	(4.7)	(0.7)	(29.2)
Cash and cash equivalents, beginning of period	13.7	14.4	43.6
Cash and cash equivalents, end of period	$9.0	$13.7	$14.4
Supplemental Cash Flow Information:
Interest paid	$6.8	$7.9	$8.6
Income taxes paid	10.8	16.5	8.5

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Comprehensive Income (Loss) for the Year Ended
December 31, 2008	$0.3	$(0.8)	$41.9	$20.2	$(70.4)	$(8.8)	$2.6
Net income	-	-	-	32.8	-	32.8	32.8
Issuance of common stock	-	-	0.2	-	-	0.2
Excess tax benefits on stock-based payment arrangements	-	-	0.9	-	-	0.9
Dividends on stock-based payment arrangements	-	-	-	(0.6)	-	(0.6)
Net sales of common stock for employee benefit trust, at cost	-	0.1	0.1	-	-	0.2
Common stock cash dividends	-	-	-	(7.7)	-	(7.7)
Foreign currency translation adjustments	-	-	-	-	12.3	12.3	12.3
Derivatives designated as hedges, net of income taxes of $0.9	-	-	-	-	1.5	1.5	1.5
Pension and other postretirement liability adjustments, net of income taxes of $13.2	-	-	-	-	20.6	20.6	20.6
Stock-based compensation expense	-	-	7.9	-	-	7.9
Adjustments related to the spin-off from former parent	-	-	2.5	-	-	2.5
December 31, 2009	$0.3	$(0.7)	$53.5	$44.7	$(36.0)	$61.8	$67.2
Net income	-	-	-	37.3	-	37.3	$37.3
Issuance of common stock	-	-	-	-	-	-
Taxes withheld on issuance of stock-based awards	-	-	(3.5)	-	-	(3.5)
Excess tax benefits on stock-based payment arrangements	-	-	1.8	-	-	1.8
Dividends on stock-based payment arrangements	-	-	-	(0.5)	-	(0.5)
Common stock cash dividends	-	-	-	(7.9)	-	(7.9)
Foreign currency translation adjustments	-	-	-	-	3.1	3.1	3.1
Derivatives designated as hedges, net of income taxes of $0.0	-	-	-	-	0.1	0.1	0.1
Pension and other postretirement liability adjustments, net of income taxes of $4.3	-	-	-	-	(6.5)	(6.5)	(6.5)
Stock-based compensation expense	-	-	7.3	-	-	7.3
December 31, 2010	$0.3	$(0.7)	$59.1	$73.6	$(39.3)	$93.0	$34.0
Net income	-	-	-	30.5	-	30.5	$30.5
Issuance of common stock	-	0.7	(0.7)	-	-	-
Taxes withheld on issuance of stock-based awards	-	-	(4.8)	-	-	(4.8)
Excess tax benefits on stock-based payment arrangements	-	-	1.9	-	-	1.9
Dividends on stock-based payment arrangements	-	-	-	(0.3)	-	(0.3)
Common stock cash dividends	-	-	-	(8.0)	-	(8.0)
Share repurchases		(0.3)				(0.3)
Foreign currency translation adjustments	-	-	-	-	(7.4)	(7.4)	(7.4)
Derivatives designated as hedges, net of income taxes of $0.1	-	-	-	-	0.1	0.1	0.1
Pension and other postretirement liability adjustments, net of income taxes of $19.1	-	-	-	-	(30.1)	(30.1)	(30.1)
Stock-based compensation expense	-	-	5.2	-	-	5.2
December 31, 2011	$0.3	$(0.3)	$60.7	$95.8	$(76.7)	$79.8	$(6.9)

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of JBT Corporation and all wholly-owned subsidiaries. All intercompany investments, accounts, and transactions have been eliminated.

Use of estimates
Preparation of financial statements that follow accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual amounts could differ from these estimates.

Cash and cash equivalents
Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less.

Inventories
Inventories are stated at the lower of cost or net realizable value, which includes an estimate for excess and obsolete inventories. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding costs to distribute. Cost is determined on the last-in, first-out (“LIFO”) basis for all domestic inventories, except certain inventories relating to construction-type contracts, which are stated at the actual production cost incurred to date, reduced by the portion of these costs identified with revenue recognized. The first-in, first-out (“FIFO”) method is used to determine the cost for all other inventories.

Property, plant, and equipment
Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years, buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in other income, net on the consolidated statements of income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs
Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $5.3 million and $5.5 million at December 31, 2011 and 2010, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill
We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by first assessing qualitative factors to see if further testing of goodwill is required. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a quantitative test is required. We may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, we determine the fair value of a reporting unit using the “income approach” valuation method. We use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, working capital requirements, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

Based on our 2011 annual assessment, we determined that none of our goodwill was impaired.

Intangible assets
Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which generally range from 7 to 15 years. None of our acquired intangible assets have indefinite lives.

Impairment of long-lived assets
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Revenue recognition
We recognize revenue when we have an agreement with the customer, the product has been delivered to the customer, the sales price is fixed or determinable and collectibility is assured.

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

Our standard agreements do not generally include customer acceptance provisions. However, if there is a customer acceptance provision, the associated revenue is deferred until we have satisfied the acceptance provision.

Certain of our product sales recorded in the JBT AeroTech segment are generated from construction-type contracts and revenue is recognized under the percentage of completion method. Under this method, revenue is recognized as work progresses on each contract. However, revenue recognition does not begin until a substantial portion of the labor hours are incurred to ensure that revenue is not accelerated for materials procurement. We primarily measure progress toward completion by the cost-to-cost method. Any expected losses are charged to earnings, in total, in the period the losses are identified.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $54.6 million and $50.5 million at December 31, 2011 and 2010, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance and progress payments on the balance sheets. All unbilled trade payables are accrued in other current liabilities when revenue is recognized. Unbilled trade payables were $6.6 million and $14.2 million at December 31, 2011 and 2010, respectively.

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

We provide an allowance for doubtful accounts on trade receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s trade receivable balance.

Income taxes
Income taxes are provided on income reported for financial statement purposes, adjusted for permanent differences between financial statement reporting and income tax regulations. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.

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

Stock-based employee compensation
We measure compensation cost on restricted stock awards based on the market price of our common stock at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the lesser of the stated vesting period or the period until the employee becomes retirement eligible, after taking into account estimated forfeitures.

Foreign currency
Financial statements of operations for which the U.S. dollar is not the functional currency are translated to the U.S. dollar prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive loss in stockholders’ equity until the foreign entity is sold or liquidated.

Derivative financial instruments
Derivatives are recognized in the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

We elected to discontinue the use of hedge accounting for all foreign currency derivative positions entered into since July of 2008. Accordingly, the changes in fair value of these contracts are recognized in earnings as they occur and, to the extent derivatives economically hedge existing assets or liabilities as opposed to anticipated transactions, offset gains or losses on the remeasurement of the related asset or liability. In the consolidated statements of income, earnings from foreign currency derivatives related to sales and remeasurement of sales-related assets, liabilities and contracts are recorded in revenue, while earnings from foreign currency derivatives related to purchases and remeasurement of purchase-related assets, liabilities and contracts are recorded in cost of sales. These gains and losses are recorded in other expense, net in the reconciliation of segment operating profit to income before income taxes.

When hedge accounting is applied, we ensure that the derivative is highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, related deferred hedging gains or losses are also recorded in operating earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges is assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in operating earnings as incurred. We document our risk management strategy and method for assessing hedge effectiveness at the inception of and throughout the term of each hedge.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

Reclassifications
Certain amounts in prior years’ financial information have been reclassified to conform to the current year presentation.

Recently issued and adopted accounting pronouncements
In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current quantitative two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We elected to adopt this amendment during the fourth quarter impairment review process. The adoption of the amendment did not have a material impact on our consolidated financial statements.

NOTE 2. INVENTORIES

Inventories as of December 31 consisted of the following:

(In millions)	2011	2010
Raw materials	$61.6	$65.8
Work in process	27.1	29.8
Finished goods	94.2	69.6
Gross inventories before LIFO reserves and valuation adjustments	182.9	165.2
LIFO reserves and valuation adjustments	(60.6)	(58.5)
Net inventories	$122.3	$106.7

Inventories accounted for under the LIFO method totaled $119.0 million and $100.4 million at December 31, 2011 and 2010, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $46.0 million and $44.7 million at December 31, 2011 and 2010, respectively. In 2010, certain inventory quantity reductions caused a liquidation of LIFO layers resulting in a benefit to our net income of $1.7 million.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(In millions)	2011	2010
Land and land improvements	$7.1	$7.0
Buildings	59.2	59.0
Machinery and equipment	282.3	280.4
Construction in process	7.2	7.8
	355.8	354.2
Accumulated depreciation	(231.1)	(225.5)
Property, plant and equipment, net	$124.7	$128.7

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2010	$20.1	$8.1	$28.2
Currency translation	0.3	(0.1)	0.2
Balance as of December 31, 2010	20.4	8.0	28.4
Currency translation	(0.1)	(0.1)	(0.2)
Balance as of December 31, 2011	$20.3	$7.9	$28.2

The components of intangible assets as of December 31 were as follows:

	2011		2010
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$17.1	$8.9	$17.3	$8.2
Patents and acquired technology	24.9	23.9	25.4	24.2
Trademarks	15.5	6.7	15.7	6.3
Other	1.3	1.1	1.2	1.0
Total intangible assets	$58.8	$40.6	$59.6	$39.7

Intangible asset amortization expense was $1.5 million, $1.5 million and $1.7 million for 2011, 2010 and 2009, respectively. Annual amortization expense is expected to be $1.4 million in 2012 and 2013, $1.3 million in 2014, $1.2 million in 2015 and $1.1 million in 2016.

NOTE 5. DEBT

Our debt as of December 31 consisted of the following:

(In millions)	Weighted-Average Interest Rate at December 31, 2011	Maturity Date	2011	2010
Short-term borrowings
Foreign credit facilities (1)	6.0%		$2.0	$-
Other	4.6%		0.8	-
Total short-term borrowings			$2.8	$-
Long-term debt
Senior unsecured notes	6.66%	July 31, 2015	$75.0	$75.0
Revolving credit facility (2)	1.5%	July 31, 2013	60.7	68.7
Brazilian Real loan	4.5%	December 31, 2012	1.4	3.2
Other			0.1	0.2
Total long-term debt			137.2	147.1
Less: current portion			(1.5)	(1.7)
Long-term debt, less current portion			$135.7	$145.4

(1)	Includes borrowings of $1.4 million under credit facilities with borrowing capacity of up to $6 million in China and $0.6 million under a $0.8 million facility in India.
(2)
Borrowings bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio as defined in the credit agreement. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. For the period from July 31, 2008 to January 29, 2010, we had an interest rate swap that fixed the interest rate on $50 million of our borrowings at 4.9%. For the period from January 30, 2010 to January 31, 2011, the interest rate swap fixed the interest on $25 million of our borrowings at 4.9%.

NOTE 6. INCOME TAXES

Domestic and foreign components of income before income taxes for the years ended on December 31 are shown below:

(In millions)	2011	2010	2009
Domestic	$28.4	$38.6	$17.4
Foreign	18.4	20.7	31.5
Income before income taxes	$46.8	$59.3	$48.9

The provision for income taxes for the years ended on December 31 consisted of:

(In millions)	2011	2010	2009
Current:
Federal	$4.9	$4.8	$1.8
State	1.0	0.8	0.6
Foreign	6.7	7.0	7.1
Total current	12.6	12.6	9.5
Deferred:
(Decrease) increase in the valuation allowance for deferred tax assets	(1.2)	0.2	(1.1)
Other deferred tax expense, net	4.6	8.6	7.7
Total deferred	3.4	8.8	6.6
Provision for income taxes	$16.0	$21.4	$16.1

Significant components of our deferred tax assets and liabilities at December 31 were as follows:

(In millions)	2011	2010
Deferred tax assets attributable to:
Accrued pension and and other postretirement benefits	$37.8	$21.9
Accrued expenses and accounts receivable allowances	10.0	13.4
Net operating loss carryforwards	8.6	6.3
Inventories	7.1	6.8
Stock-based compensation	5.0	4.4
Foreign tax credit carryforward	2.9	3.4
Deferred tax asset	71.4	56.2
Valuation allowance	(0.8)	(2.0)
Deferred tax assets, net of valuation allowance	70.6	54.2
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment, goodwill and other assets	16.1	13.9
Foreign exchange	-	2.3
Deferred tax liabilities	29.4	29.5
Net deferred tax assets	$41.2	$24.7

Included in our deferred tax assets are tax benefits related to net operating loss carryforwards attributable to our foreign operations. At December 31, 2011, we had $16.7 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $10.2 million of net operating losses that are available to offset future taxable income through 2026. Also included in our deferred tax assets at December 31, 2011 are $2.9 million of foreign tax credit carryforwards, which will expire between 2015 and 2019 if unused. We anticipate fully utilizing the net operating loss carryforwards and the foreign tax credits before any expiration.

Included in our deferred tax assets at December 31, 2011 are tax benefits related to accrued expenses and accounts receivable allowances. A portion of the accrued expenses and accounts receivable allowances are due to uncollectible accounts receivable of a foreign operation for which it is more likely than not that we will not be able to realize a tax benefit. Therefore, we continue to carry a valuation allowance against the related deferred tax assets.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

(In millions)	2011	2010	2009
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(2)	(2)	(4)
Nondeductible expenses	1	2	2
State income taxes	3	3	2
Foreign tax credits	(4)	(2)	(2)
Foreign withholding taxes	2	2	1
Change in valuation allowance	(3)	-	(2)
Other	2	(2)	1
Total difference	(1)	1	(2)
Effective income tax rate	34%	36%	33%

U.S. income taxes have not been provided on $80.9 million of undistributed earnings of foreign subsidiaries at December 31, 2011 as these amounts are considered permanently invested. A liability could arise if our intention to permanently invest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to the hypothetical distribution of permanently invested earnings.

During 2011, we recorded $0.3 million in net unrecognized tax benefits as a result of uncertain tax positions taken in the current period. Prior to 2011, we had $0.4 million of unrecognized tax benefits. The entire $0.7 million in unrecognized tax benefits would affect the effective tax rate, if ultimately recognized, and is recorded in other liabilities in the consolidated balance sheet as resolution is not anticipated in the next 12 months.

We are a party to a Tax Sharing Agreement with FMC Technologies whereby we have agreed to indemnify FMC Technologies for any additional tax liability resulting from JBT Corporation businesses. We are not aware of any additional tax liability.

The following tax years remain subject to examination in the following jurisdictions:

United States	2008 – 2011
Sweden	2006 – 2011
Brazil	2008 – 2011

NOTE 7. PENSION AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We sponsor qualified and nonqualified defined benefit pension plans that together cover substantially all of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. We also provide postretirement medical and life insurance benefits to some of our U.S. employees. The postretirement medical plan is contributory while the postretirement life insurance plan is noncontributory. Foreign-based employees are eligible to participate in JBT Corporation-sponsored or government sponsored benefit plans to which we contribute. We also sponsor separate defined contribution plans that cover substantially all of our U.S. employees and some international employees.

On September 15, 2009, we amended our domestic defined benefit pension plans to discontinue future benefit accruals for active non-union participants after December 31, 2009. Additionally, the domestic defined benefit pension plans were amended to freeze any future participation in such plans by non-union employees as of January 1, 2010.

The funded status of our pension and postretirement benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2011 and 2010, were as follows:

			Other
			postretirement
	Pensions		benefits
(In millions)	2011	2010	2011	2010
Projected benefit obligation at January 1	$275.2	$250.7	$7.7	$7.3
Service cost	1.5	1.3	0.1	0.1
Interest cost	14.4	14.2	0.4	0.4
Actuarial loss	30.6	20.8	-	0.3
Curtailments	(0.4)	-	-	-
Settlements	-	(0.9)	-	-
Plan amendments	0.6	-	-	-
Plan participants' contributions	0.2	0.2	-	-
Benefits paid	(11.7)	(11.1)	(0.4)	(0.4)
Currency translation adjustments	(0.9)	-	-	-
Projected benefit obligation at December 31	$309.5	$275.2	$7.8	$7.7

Fair value of plan assets at January 1	$207.5	$178.8	$-	$-
Company contributions	10.0	12.7	0.4	0.4
Actual return on plan assets	(0.6)	28.4	-	-
Plan participants' contributions	0.2	0.2	-	-
Benefits paid	(11.7)	(11.9)	(0.4)	(0.4)
Currency translation adjustments	(0.3)	(0.7)	-	-
Fair value of plan assets at December 31	$205.1	$207.5	$-	$-

Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	$(2.5)	$(1.9)	$(0.5)	$(0.5)
Accrued pension and other postretirement benefits, less current portion	(101.9)	(65.8)	(7.3)	(7.2)
Net amount recognized	$(104.4)	$(67.7)	$(7.8)	$(7.7)

Amounts recognized in accumulated other comprehensive loss at December 31 were as follows:

			Other
			postretirement
	Pensions		benefits
(In millions)	2011	2010	2011	2010
Unrecognized actuarial loss (gain)	$130.8	$82.8	$(0.1)	$(0.1)
Unrecognized prior service cost (credit)	0.8	0.5	(1.1)	(2.0)
Total recognized in accumulated other comprehensive loss	$131.6	$83.3	$(1.2)	$(2.1)

The accumulated benefit obligation for all pension plans was $304.6 million and $270.0 million at December 31, 2011 and 2010. Key information for our plans with accumulated benefit obligation in excess of plan assets as of December 31 was as follows:

(In millions)	2011	2010
Aggregate projected benefit obligation	$309.5	$275.2
Aggregate accumulated benefit obligation	304.6	270.0
Aggregate fair value of plan assets	205.1	207.5

Pension and other postretirement benefit costs for the years ended December 31 were as follows:

				Other postretirement
	Pensions			benefits
(In millions)	2011	2010	2009	2011	2010	2009
Service cost	$1.5	$1.3	$8.4	$0.1	$0.1	$0.1
Interest cost	14.4	14.2	15.1	0.4	0.4	0.4
Expected return on plan assets	(18.5)	(18.2)	(17.5)	-	-	-
Curtailment gain	(0.1)	-	(0.8)	-	-	-
Settlement charge	-	0.4	0.5	-	-	-
Special termination benefit charge	-	-	0.2	-	-	-
Amortization of prior service credit	0.2	-	(0.1)	(0.9)	(0.9)	(0.9)
Amortization of net actuarial loss (gain)	1.6	0.6	2.5	-	-	-
Total (income) costs	$(0.9)	$(1.7)	$8.3	$(0.4)	$(0.4)	$(0.4)

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2011 were as follows:

(In millions)	Pensions	Other postretirement benefits
Actuarial loss arising during the year	$49.5	$-
Amortization of net actuarial loss	(1.6)	-
Prior service cost	0.6	-
Amortization of prior service credit	(0.2)	0.9
Total loss recognized in other comprehensive loss	48.3	0.9
Total recognized in net periodic benefit cost and other comprehensive income	$47.4	$0.5

We expect to amortize $3.2 million of net actuarial loss and $0.6 million of prior service credit from accumulated other comprehensive income into net periodic benefit cost in 2012. Unrecognized actuarial losses are amortized on a straight-line basis over the average remaining lifetime of employees eligible to receive benefits under the frozen plans and over the average remaining service period of employees eligible to receive benefits under all other plans. Prior service credits are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan.

The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2011	2010	2011	2010
Discount rate	4.55%	5.31%	4.60%	5.45%
Rate of compensation increase	3.42%	3.45%	-	-

The following weighted-average assumptions were used to determine net periodic benefit cost:

				Other postretirement
	Pensions			benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.32%	5.81%	6.05%	5.45%	6.00%	6.35%
Rate of compensation increase	3.42%	3.45%	3.94%	-	-	-
Expected rate of return on plan assets	8.35%	8.58%	8.60%	-	-	-

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

Plan assets
Our pension investment strategy balances the requirements to generate returns using higher-returning assets, such as equity securities, with the need to control risk in the pension plan with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the pension plans becoming underfunded, thereby increasing their dependence on Company contributions. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks. Our target asset allocations and actual allocation as of December 31, 2011 and 2010 were as follows:

	Target	2011	2010
Equity	30% - 70%	48%	49%
Fixed income	20% - 40%	30%	28%
Real estate and other	10% - 30%	20%	20%
Cash	0% - 10%	2%	3%
	100%	100%	100%

Our actual pension plans’ asset allocations by level within the fair value hierarchy are presented in the following table:

	As of December 31, 2011				As of December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.7	$4.7	$-	$-	$6.8	$6.8	$-	$-
Equity securities
Large cap (1)	58.7	-	58.7	-	60.6	-	60.6	-
Small cap (2)	38.1	38.1	-	-	40.1	40.1	-	-
Fixed income securities
Government securities (3)	39.2	-	39.2	-	36.4	-	36.4	-
Corporate bonds (4)	22.5	5.7	16.8	-	22.3	5.4	16.9	-
Real estate and other investments (5)	41.9	32.1	9.8	-	41.3	30.9	10.4	-
Total assets at fair value	$205.1	$80.6	$124.5	$-	$207.5	$83.2	$124.3	$-

(1)	Includes funds that invest primarily in large cap equity securities.
(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.
(3)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.
(4)	Includes investment grade bonds, high yield bonds and mortgage-backed fixed income securities and funds that invest in such securities.
(5)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by one of our foreign pension plans.

The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on inputs either directly or indirectly observable as of the reporting date. Such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. We are able to sell any of our investment funds with notice of no more than 30 days. For more information on a description of the fair value hierarchy, see Note 12.

Contributions
We expect to contribute approximately $11.9 million to our pension and other postretirement benefit plans in 2012. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2021.  Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2012	$12.6	$0.5
2013	13.3	0.5
2014	15.0	0.6
2015	15.1	0.6
2016	14.2	0.6
2017-2021	84.4	3.2

Savings Plans
Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a)(17) limit. The expense for matching contributions was $9.0 million, $8.2 million and $4.4 million in 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, we had investments totaling $10.2 million and $9.8 million, respectively, classified as trading securities for a non-qualified deferred compensation plan. We recorded an unrealized loss of $0.6 million on these investments for the year ended December 31, 2011 and an unrealized gain of $1.0 million for the year ended December 31, 2010, which are reported in other income, net in the consolidated statements of income.

NOTE 8. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense and related income tax effects for the years ended December 31 as follows:

(In millions)	2011	2010	2009
Stock-based compensation expense	$5.2	$7.3	$7.9
Tax benefit recorded in consolidated statements of income	$1.9	$2.5	$2.6

As of December 31, 2011, there was $4.5 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.5 years.

Incentive Compensation Plan
We sponsor a stock-based compensation plan (the “Incentive Compensation Plan”) that provides certain incentives and awards to our officers, employees, directors and consultants. The Incentive Compensation Plan allows our Board of Directors (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals. Awards that may be issued include common stock, stock options, stock appreciation rights, restricted stock and stock units.

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

Restricted Stock Units
A summary of the nonvested restricted stock units as of December 31, 2011 and changes during the year are presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2010	1,588,183	$12.81
Granted	215,062	$18.72
Vested	(689,549)	$11.97
Forfeited	(17,120)	$14.20
Nonvested at December 31, 2011	1,096,576	$14.49

We granted time-based and performance-based restricted stock units that vest after three years. The fair value of these awards was determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan.

For current year performance-based awards, the number of shares to be issued was dependent upon our performance relative to prior year with respect to growth in earnings and net contribution (which is an economic value added measure calculated by determining the amount by which our net income from continuing operations, after adding back interest expense, exceeds our cost of capital) for the year ended December 31, 2011. Based on results for the performance period, we will issue a total of 36,711 shares at the vesting date in January 2014. Compensation cost has been measured for 2011 based on the actual outcome of the performance conditions.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31, 2011:

	2011	2010	2009
Weighted-average grant-date fair value of restricted stock units granted	$18.72	$16.75	$11.00
Fair value of restricted stock vested (in millions)	$14.2	$13.1	$-

Stock Options
There were no options granted, forfeited or expired during the year ended December 31, 2011. The following shows the stock option activity for the year ended December 31, 2011:

			Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
(Intrinsic value in millions)	Option	Price	Term (Years)	Value
Outstanding and exercisable at December 31, 2010	73,986	$2.69	2.8	$1.3
Exercised	(20,091)	$2.47
Outstanding and exercisable at December 31, 2011	53,895	$2.78	1.9	$0.7

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2011 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of our compensation expense. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.  The intrinsic value of options exercised in the three years ended December 31, 2011, 2010 and 2009, was $0.2 million, $0.5 million and $0.9 million, respectively.

NOTE 9. STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity for the year ended on December 31, 2011:

		Common
	Common	stock held in
	stock issued	treasury
December 31, 2010	28,237,279	51,445
Stock awards	403,635	(51,445)
Options exercised	20,091	-
Treasury stock purchases	-	20,846
December 31, 2011	28,661,005	20,846

On October 27, 2011, the Board authorized a share repurchase program for up to $30 million of our common stock through December 31, 2014. We entered into a trading plan created pursuant to Rule 10b5-1(c) of the Securities Exchange Act in the fourth quarter and repurchased $0.3 million of common stock. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future incentive compensation awards under the Incentive Compensation Plan.

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

Accumulated other comprehensive loss as of December 31 consisted of the following:

(In millions)	2011	2010
Cumulative foreign currency translation adjustments	$3.7	$11.1
Cumulative deferral of hedging net losses, net of tax of $0.2 in 2011 and $0.3 in 2010	(0.3)	(0.4)
Cumulative deferral of pension net losses, net of tax of $50.3 in 2011 and $31.2 in 2010	(80.1)	(50.0)
Accumulated other comprehensive loss	$(76.7)	$(39.3)

NOTE 10. EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

(In millions, except per share data)	2011	2010	2009
Basic earnings per share:
Income from continuing operations	$30.8	$37.9	$32.8
Weighted average number of shares outstanding	28.8	28.3	27.6
Basic earnings per share from continuing operations	$1.07	$1.34	$1.19
Diluted earnings per share:
Income from continuing operations	$30.8	$37.9	$32.8
Weighted average number of shares outstanding	28.8	28.3	27.6
Effect of dilutive securities:
Options on common stock	-	-	0.1
Restricted stock	0.5	0.8	0.9
Total shares and dilutive securities	29.3	29.1	28.6
Diluted earnings per share from continuing operations	$1.05	$1.30	$1.15

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

Derivative financial instruments
We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of December 31, 2011, we held forward exchange contracts with an aggregate notional value of $395.2 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we consider part of our risk management policy.

Additionally, during 2010 and through January 31, 2011, we had an interest rate swap that fixed the annual interest rate on a portion of our borrowings under the credit facility at 4.9%.

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives.

The following table presents the fair value of derivative instruments included within the consolidated balance sheets:

	As of December 31, 2011		As of December 31, 2010
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives designated as hedging instruments:
Interest rate swap contract	$-	$-	$-	$0.2
Foreign exchange contracts (3)	-	0.2	-	0.4
Total derivatives designated as hedging instruments	-	0.2	-	0.6

Derivatives not designated as hedging instruments:
Foreign exchange contracts	6.2	4.4	11.9	8.2
Total derivatives not designated as hedging instruments	$6.2	$4.4	$11.9	$8.2

(1)	Included in other current assets and other assets in the consolidated balance sheets.
(2)	Included in other current liabilities and other liabilities in the consolidated balance sheets.
(3)
Includes one foreign exchange contract with a notional value of $2.0 million as of December 31, 2011, and two foreign exchange contracts with an aggregate notional value of $4.0 million as of December 31, 2010.

Refer to Note 12: Fair Value of Financial Instruments for a description of how financial instruments are valued.

The following table presents the effective portion of the gains and losses on derivative instruments affecting the consolidated statements of income:

Derivatives designated as cash flow hedges	Amount of Gain (Loss) Recognized in OCI on Derivatives (1)		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income (1)
(In millions)	2011	2010		2011	2010
Interest rate swap contract	$-	$(0.1)	Net interest expense	$(0.1)	$(0.7)
Foreign exchange contracts	0.1	(0.4)	Revenue	-	-
Total	$0.1	$(0.5)		$(0.1)	$(0.7)

(1)	For the years ended December 31, 2011 and 2010, we recorded in other income, net an immaterial amount of ineffectiveness from cash flow hedges.

As of December 31, 2011, we do not expect to reclassify a significant amount from accumulated other comprehensive loss into earnings within the next 12 months. All forecasted transactions currently being hedged are expected to occur by 2013.

The following table presents the location and amount of gain (loss) on derivatives, remeasurement of assets and liabilities in foreign currencies and net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2011	2010	2009
Foreign exchange contracts	Revenue	$4.4	$12.2	$8.6
Foreign exchange contracts	Cost of sales	0.9	(1.6)	(1.2)
Foreign exchange contracts	Other income, net	1.1	0.3	0.5
Total		6.4	10.9	7.9

Remeasurement of assets and liabilities in foreign currencies		1.3	(3.2)	(1.6)

Net gain on foreign currency transactions		$7.7	$7.7	$6.3

Credit risk
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

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2011				As of December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.5	$10.5	$-	$-	$9.9	$9.9	$-	$-
Derivatives	6.2	-	6.2	-	11.9	-	11.9	-
Total assets	$16.7	$10.5	$6.2	$-	$21.8	$9.9	$11.9	$-
Liabilities:
Derivatives	$4.6	$-	$4.6	$-	$8.8	$-	$8.8	$-

Investments are valued based on quoted prices in active markets for identical assets or liabilities. We use the income approach to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable, as well as financial instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments as of December 31 are as follows:

	2011		2010
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes	$75.0	$85.1	$75.0	$84.8
Revolving credit facility	60.7	60.7	68.7	68.7
Foreign credit facilities	2.0	2.0	-	-
Brazilian Real loan	1.4	1.3	3.2	2.8
Other	0.9	0.9	0.2	0.2

There is no active or observable market for our senior unsecured notes or our Brazilian Real loan. Therefore, the estimated fair value of the notes and the loan are based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimate of the all-in interest rate for discounting the notes and the loan are based on a broker quote for notes and a loan with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying values of the remaining borrowings approximate their fair values due to their variable interest rates.

NOTE 13. COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

Under the Separation and Distribution Agreement with FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to the spin-off. As a result, although FMC Technologies will in many cases remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our business, results of operations or financial condition.

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $88.8 million at December 31, 2011, represent guarantees of our future performance. We also have provided approximately $6.3 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances, we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of December 31, 2011, the maximum future payment obligation under such guarantees was $2.3 million and the associated liability balance was $0.3 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

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

(In millions)	2011	2010
Balance at beginning of year	$8.0	$7.3
Expenses for new warranties	8.2	8.0
Adjustments to existing accruals	(0.7)	(0.1)
Claims paid	(8.2)	(7.2)
Balance at end of year	$7.3	$8.0

Leases
We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $10.9 million, $10.1 million and $8.6 million in 2011, 2010 and 2009, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011, for the following fiscal years were:

(In millions)	Total Amount	2012	2013	2014	2015	2016	After 2016
Operating lease obligations	$27.2	$6.0	$4.7	$3.7	$2.9	$1.4	$8.5

NOTE 14. BUSINESS SEGMENTS

Our determination of the two reportable segments was made on the basis of our strategic business units and the commonalities among the products and services within each segment, and corresponds to the manner in which management reviews and evaluates operating performance. Certain similar operating segments that meet applicable criteria established in the guidance for segment reporting have been combined.

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

Segment revenue and segment operating profit

(In millions)	2011	2010	2009
Revenue
JBT FoodTech	$542.6	$520.8	$515.8
JBT AeroTech	407.4	351.2	320.7
Other revenue (1) and intercompany eliminations	5.8	8.4	5.1
Total revenue	$955.8	$880.4	$841.6

Income before income taxes
Segment operating profit:
JBT FoodTech	$42.3	$55.8	$52.4
JBT AeroTech	36.0	28.6	27.2
Total segment operating profit	78.3	84.4	79.6
Corporate items:
Corporate expense (2)	(16.9)	(17.3)	(15.4)
Other expense, net (1)	(8.2)	-	(6.5)
Net interest expense	(6.4)	(7.8)	(8.8)
Total corporate items	(31.5)	(25.1)	(30.7)
Income from continuing operations before income taxes	46.8	59.3	48.9
Provision for income taxes	16.0	21.4	16.1
Income from continuing operations	30.8	37.9	32.8
Loss from discontinued operations, net of income taxes	(0.3)	(0.6)	-
Net income	$30.5	$37.3	$32.8

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

(in millions)	2011	2010	2009
JBT FoodTech	$11.6	$0.8	$1.8
JBT AeroTech	-	2.9	2.1
Total	$11.6	$3.7	$3.9

(2)	Corporate expense primarily includes corporate staff expenses.

Segment operating capital employed and segment assets

(In millions)	2011	2010
Segment operating capital employed (1):
JBT FoodTech	$205.0	$194.9
JBT AeroTech	144.4	142.3
Total segment operating capital employed	349.4	337.2
Segment liabilities included in total segment operating capital employed (2)	208.6	213.2
Corporate (3)	34.2	31.8
Total assets	$592.2	$582.2

Segment assets:
JBT FoodTech	$351.8	$343.8
JBT AeroTech	206.8	207.3
Intercompany eliminations	(0.6)	(0.7)
Total segment assets	558.0	550.4
Corporate (3)	34.2	31.8
Total assets	$592.2	$582.2

(1)
Management views segment operating capital employed, which consists of segment assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, restructuring reserves, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance and progress payments, accrued payroll and other liabilities.
(3)
Corporate includes cash, LIFO inventory reserves, restructuring reserves, deferred income tax balances, derivatives, investments, property, plant and equipment not associated with a specific segment and pension assets.

Geographic segment information
Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

(In millions)	2011	2010	2009
Revenue (by location of customers):
United States	$469.0	$445.1	$412.5
All other countries	486.8	435.3	429.1
Total revenue	$955.8	$880.4	$841.6

(In millions)	2011	2010	2009
Long-lived assets:
United States	$114.8	$114.4	$112.1
Sweden	20.1	20.1	20.0
Brazil	15.9	19.0	19.8
All other countries	36.5	39.5	41.9
Total long-lived assets	$187.3	$193.0	$193.8

Other business segment information

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
JBT FoodTech	$18.8	$19.5	$17.9	$20.6	$19.1	$19.0	$10.7	$11.4	$10.1
JBT AeroTech	1.3	1.0	1.4	2.6	2.9	2.9	7.8	6.1	7.0
Corporate	0.7	3.8	0.5	0.9	0.9	0.7	-	-	-
Total	$20.8	$24.3	$19.8	$24.1	$22.9	$22.6	$18.5	$17.5	$17.1

NOTE 15. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data and common stock prices)	2011				2010
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$271.5	$230.3	$252.5	$201.5	$286.6	$216.5	$208.3	$169.0
Cost of sales	206.4	173.0	192.5	149.3	210.4	160.3	153.9	121.2
Income from continuing operations	7.4	8.1	10.4	4.9	16.4	9.4	8.2	3.9
(Loss) income from discontinued operations, net of tax	(0.2)	-	(0.1)	-	(0.6)	-	(0.1)	0.1
Net income	$7.2	$8.1	$10.3	$4.9	$15.8	$9.4	$8.1	$4.0
Basic earnings per share:
Income from continuing operations	$0.26	$0.28	$0.36	$0.17	$0.58	$0.33	$0.29	$0.14
Loss from discontinued operations, net of tax	(0.01)	-	-	-	(0.02)	-	-	-
Net income	$0.25	$0.28	$0.36	$0.17	$0.56	$0.33	$0.29	$0.14
Diluted earnings per share:
Income from continuing operations	$0.25	$0.28	$0.35	$0.17	$0.56	$0.32	$0.28	$0.14
Loss from discontinued operations, net of tax	-	(0.01)	-	-	(0.02)	-	-	-
Net income	$0.25	$0.27	$0.35	$0.17	$0.54	$0.32	$0.28	$0.14
Dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07
Weighted average shares outstanding
Basic (1)	28.8	28.8	28.8	28.7	28.3	28.3	28.2	28.2
Diluted (1)	29.4	29.4	29.3	29.2	29.3	29.2	29.1	29.0
Common stock price
High	$16.97	$19.47	$20.29	$20.19	$20.78	$16.62	$19.11	$18.49
Low	$13.35	$13.50	$17.60	$17.28	$16.07	$14.35	$15.12	$15.41

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 16. SUBSEQUENT EVENTS

On February 28, 2012, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on March 28, 2012 to stockholders of record at the close of business on March 14, 2012.
RDGXBRLParseEnd

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

Under the date of March 8, 2012, we reported on the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 8, 2012

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Decription	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2009:
Allowance for doubtful accounts	$5,042	$1,490	$175	$1,629	$5,078
Valuation allowance for deferred tax asset	$3,179	$-	$-	$1,091	$2,088
Year ended December 31, 2010:
Allowance for doubtful accounts	$5,078	$984	$(79)	$1,180	$4,803
Valuation allowance for deferred tax asset	$2,088	$221	$-	$281	$2,028
Year ended December 31, 2011:
Allowance for doubtful accounts	$4,803	$1,797	$-	$2,319	$4,281
Valuation allowance for deferred tax asset	$2,028	$-	$-	$1,249	$779

(a) –	“Additions charged to other accounts” includes translation adjustments and allowances acquired through business combinations.

(b) –	“Deductions and other” includes translation adjustments, write-offs, net of recoveries, and reductions in the allowances credited to expense.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2011.

Attestation Report of the Registered Public Accounting Firm

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Bean Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Bean Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 8, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 8, 2012

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

Other information required by this Item can be found in the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” of the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 36 through 57 herein:

2.
Financial Statement Schedule:  Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 59. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

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

10.5	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.5H	Form of Long-Term Incentive Restricted Stock Unit Agreement.

10.5I	Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement.

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

10.10	Form of JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

10.10A	Form of Amended and Restated JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Form 8-K filed with the SEC on December 21, 2011.

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

10.11D
Second Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11D to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.

10.11E
Third Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11E to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.

10.12	JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.

10.12A	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009.

10.12B	Second Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.

10.12C	Third Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12A to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.

10.12D	Fourth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12D to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.

10.12E	Fifth Amendment of JBT Corporation Savings and Investment Plan.

10.14	Executive Severance Plan, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*+
The following materials from John Bean Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith
+
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

 Date: March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHARLES H. CANNON, JR.	President, Chief Executive Officer,	March 8, 2012
Charles H. Cannon, Jr.	Chairman and Director (Principal Executive Officer)

/s/ RONALD D. MAMBU	Vice President and	March 8, 2012
Ronald D. Mambu	Chief Financial Officer (Principal Financial Officer)

/s/ MEGAN J. DONNELLY	Chief Accounting Officer	March 8, 2012
Megan J. Donnelly	(Principal Accounting Officer)

/s/ C. MAURY DEVINE	Director	March 8, 2012
C. Maury Devine

/s/ ALAN D. FELDMAN	Director	March 8, 2012
Alan D. Feldman

/ s/ JAMES E. GOODWIN	Director	March 8, 2012
James E. Goodwin

/s/ POLLY B. KAWALEK	Director	March 8, 2012
Polly B. Kawalek

/s/ JAMES M. RINGLER	Director	March 8, 2012
James M. Ringler

/s/ JAMES R. THOMPSON	Director	March 8, 2012
James R. Thompson

/s/ EDWARD L. DOHENY, II	Director	March 8, 2012
Edward L. Doheny, II