Form 10-Q
period 2012-03-31
John Bean Technologies CORP
filed 2012-05-04
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

(312) 861-5900

(Registrant's telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2012
Common Stock, par value $0.01 per share	28,925,567

PART I—FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2012	2011
Revenue	$204.7	$201.5
Operating expenses:
Cost of sales	154.3	150.3
Selling, general and administrative expense	39.0	37.7
Research and development expense	3.9	4.9
Other income, net	(0.3)	(0.7)
Operating income	7.8	9.3
Net interest expense	(1.6)	(1.7)
Income from continuing operations before income taxes	6.2	7.6
Provision for income taxes	2.2	2.7
Income from continuing operations	4.0	4.9
Loss from discontinued operations, net of taxes	(0.1)	-
Net income	3.9	4.9
Other comprehensive income, net of tax	5.1	5.1
Comprehensive income	$9.0	$10.0

Basic earnings per share:
Income from continuing operations	$0.14	$0.17
Loss from discontinued operations	(0.01)	-
Net income	$0.13	$0.17
Diluted earnings per share:
Income from continuing operations	$0.14	$0.17
Loss from discontinued operations	(0.01)	-
Net income	$0.13	$0.17
Cash dividends declared per share	$0.07	$0.07

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$19.1	$9.0
Trade receivables, net of allowances of $5.1 and $4.3, respectively	155.8	189.4
Inventories	132.2	122.3
Other current assets	39.8	35.7
Assets held for sale	3.0	2.7
Total current assets	349.9	359.1
Property, plant and equipment, net of accumulated depreciation of $238.5 and $231.1, respectively	125.0	124.7
Other assets	109.1	108.4
Total Assets	$584.0	$592.2
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$73.2	$82.5
Advance and progress payments	64.1	57.4
Other current liabilities	82.4	99.8
Total current liabilities	219.7	239.7
Long-term debt, less current portion	139.3	135.7
Accrued pension and other postretirement benefits, less current portion	109.6	109.2
Other liabilities	28.6	27.8
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2012: 28,946,413 issued and 28,925,567 outstanding; 2011: 28,661,005 issued and 28,640,159 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2012 and 2011: 20,846 shares	(0.3)	(0.3)
Additional paid-in capital	61.0	60.7
Retained earnings	97.5	95.8
Accumulated other comprehensive loss	(71.7)	(76.7)
Total stockholders' equity	86.8	79.8
Total Liabilities and Stockholders' Equity	$584.0	$592.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2012	2011
Cash Flows From Operating Activities:
Net income	$3.9	$4.9
Income from discontinued operations, net of income taxes	0.1	-
Income from continuing operations	4.0	4.9
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	5.9	5.9
Stock-based compensation	1.9	1.3
Other	(2.4)	(2.5)
Changes in operating assets and liabilities:
Trade receivables, net	35.5	34.4
Inventories	(8.4)	(20.1)
Accounts payable, trade and other	(9.9)	(6.7)
Advance and progress payments	6.0	11.7
Other assets and liabilities, net	(16.5)	(7.0)
Cash provided by continuing operating activities	16.1	21.9
Net cash required by discontinued operating activities	(0.2)	(0.1)
Cash provided by operating activities	15.9	21.8
Cash Flows From Investing Activities:
Capital expenditures	(5.2)	(5.8)
Proceeds from disposal of assets	0.5	-
Cash required by investing activities	(4.7)	(5.8)
Cash Flows From Financing Activities:
Net (decrease) increase in short-term debt	(0.5)	0.5
Net proceeds (payments) on credit facilities	3.5	(14.3)
Repayment of long-term debt	(0.4)	(0.4)
Excess tax benefits	0.7	1.7
Tax withholdings on stock-based compensation awards	(2.3)	(4.8)
Dividends	(2.4)	(2.4)
Other	0.1	(0.1)
Cash required by financing activities	(1.3)	(19.8)
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	0.1
Increase (decrease) in cash and cash equivalents	10.1	(3.7)
Cash and cash equivalents, beginning of period	9.0	13.7
Cash and cash equivalents, end of period	$19.1	$10.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

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

Basis of Presentation

The preceding condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and unaudited interim condensed consolidated financial statements, together with the notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States has been condensed or omitted. Therefore, these statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Reclassifications

Certain amounts in prior year's financial information have been reclassified to conform to the current year presentation.

NOTE 2. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2012	December 31, 2011
Raw materials	$63.9	$61.6
Work in process	40.9	27.1
Finished goods	90.1	94.2
Gross inventories before LIFO reserves and valuation adjustments	194.9	182.9
LIFO reserves and valuation adjustments	(62.7)	(60.6)
Net inventories	$132.2	$122.3

NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (income) for the three months ended March 31, 2012 and 2011 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2012	2011	2012	2011
Service cost	$0.3	$0.3	$-	$-
Interest cost	3.5	3.6	0.1	0.1
Expected return on assets	(4.4)	(4.6)	-	-
Amortization of prior service benefit	-	-	(0.2)	(0.2)
Amortization of actuarial losses, net	0.8	0.4	-	-
Net periodic benefit cost (income)	$0.2	$(0.3)	$(0.1)	$(0.1)

NOTE 4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2012 and 2011 and our basic and dilutive shares outstanding:

(In millions, except per share data)	2012	2011
Basic earnings per share:
Income from continuing operations	$4.0	$4.9
Weighted average number of shares outstanding	29.1	28.7
Basic earnings per share from continuing operations	$0.14	$0.17
Diluted earnings per share:
Income from continuing operations	$4.0	$4.9
Weighted average number of shares outstanding	29.1	28.7
Effect of dilutive securities:
Options on common stock	-	0.1
Restricted stock	0.3	0.4
Total shares and dilutive securities	29.4	29.2
Diluted earnings per share from continuing operations	$0.14	$0.17

The computation of diluted earnings per share for the three months ended March 31, 2012 excludes 154,814 restricted stock units because they were anti-dilutive. However, these shares may be dilutive in the future.

During the three months ended March 31, 2012, 0.3 million shares were issued in connection with our stock-based compensation plan. During the year ended December 31, 2011, 0.4 million shares were issued.

NOTE 5. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of March 31, 2012, we held forward exchange contracts with an aggregate notional value of $519.3 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

We elected to discontinue the use of hedge accounting for all foreign currency derivative positions entered into since July of 2008. As of March 31, 2012 and December 31, 2011, we had one derivative contract designated as a hedging instrument. This derivative has a notional amount of $2.0 million, matures in November 2012 and was immaterial to our financial condition and operating results.

Additionally, during 2010 and through January 31, 2011, we had an interest rate swap that fixed the annual interest rate on a portion of our borrowings under the credit facility at 4.9%.

The following table presents the fair value of foreign exchange derivatives included within the condensed consolidated balance sheets:

	As of March 31, 2012		As of December 31, 2011
(In millions)	Derivatives Assets	Derivatives Liabilities	Derivatives Assets	Derivatives Liabilities
Other current assets / liabilities	$5.2	$3.8	$5.7	$4.1
Other assets / liabilities	1.5	0.1	0.5	0.5
Total	$6.7	$3.9	$6.2	$4.6

Refer to Note 6. Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The following table presents the location and amount of gains (losses) from derivatives not designated as hedging instruments in the consolidated statements of comprehensive income for the three month periods ended March 31, 2012 and 2011:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2012	2011
Foreign exchange contracts	Revenue	$3.2	$2.7
Foreign exchange contracts	Cost of sales	(0.5)	(0.1)
Foreign exchange contracts	Other income, net	(0.1)	0.3
Total		2.6	2.9
Remeasurement of assets and liabilities in foreign currencies		(0.7)	(0.6)
Net gain on foreign currency transactions		$1.9	$2.3

Credit Risk

We enter into foreign exchange derivatives primarily with a diversified group of highly rated counterparties. We continually monitor our positions and the credit ratings of the counterparties involved and limit the amount of credit exposure to any one party. These transactions may expose us to potential losses due to the risk of nonperformance by these counterparties. However, we have not incurred a material loss due to nonperformance in any period presented and do not expect to incur any such material loss.

At March 31, 2012, the maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, was $3.3 million against which we did not hold any collateral.

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•	Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2012				As of December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.0	$11.0	$-	$-	$10.5	$10.5	$-	$-
Derivatives	6.7	-	6.7	-	6.2	-	6.2	-
Total assets	$17.7	$11.0	$6.7	$-	$16.7	$10.5	$6.2	$-
Liabilities:
Derivatives	$3.9	$-	$3.9	$-	$4.6	$-	$4.6	$-

Investments primarily represent securities held by a non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. Investments include an unrealized gain of $0.4 million for the three months ended March 31, 2012 and an unrealized loss of $0.6 million for the year ended December 31, 2011. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payables, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of March 31, 2012		As of December 31, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$84.5	$75.0	$85.1
Revolving credit facility, expires on July 31, 2013	64.3	64.3	60.7	60.7
Foreign credit facilities	2.2	2.2	2.0	2.0
4.5% Brazilian Real loan due December 31, 2012	1.1	1.0	1.4	1.3
Other	0.3	0.3	0.9	0.9

The fair values of the senior unsecured notes and the Brazilian Real loan were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements and are classified in level 2 of the fair value hierarchy. The carrying value of the remaining borrowings approximates their fair value due to their variable interest rates.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $68.3 million at March 31, 2012, represent guarantees of our future performance. We also have provided approximately $6.2 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances we guarantee a small portion of our customers' financing arrangements and retain recourse to the equipment sold. As of March 31, 2012, the maximum future payment obligation of such guarantees was $2.3 million and the associated liability balance was $0.4 million. Historically, we have not made significant payments associated with guarantees of our customers' financing arrangements.

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the condensed consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information for the three months ended March 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Balance at beginning of period	$7.3	$8.0
Expense for new warranties	2.0	1.8
Adjustments to existing accruals	-	0.2
Claims paid	(2.5)	(1.9)
Balance at end of period	$6.8	$8.1

NOTE 8. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, restructuring costs, interest income and expense and income taxes. Business segment information for the three months ended March 31, 2012 and 2011 was as follows:

(In millions)	2012	2011
Revenue
JBT FoodTech	$116.3	$106.9
JBT AeroTech	85.8	92.5
Other revenue (1) and intercompany eliminations	2.6	2.1
Total revenue	$204.7	$201.5
Income before income taxes
Segment operating profit:
JBT FoodTech	$6.7	$5.7
JBT AeroTech	5.3	7.7
Total segment operating profit	12.0	13.4
Corporate items:
Corporate expense (2)	(4.0)	(4.0)
Other expense, net (1)	(0.2)	(0.1)
Net interest expense	(1.6)	(1.7)
Total corporate items	(5.8)	(5.8)
Income from continuing operations before income taxes	$6.2	$7.6

_______________

(1)

Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations. Other expense, net includes a release of $0.3 million of restructuring reserves in 2012 related to JBT AeroTech and $1.0 million of restructuring costs in 2011 related to JBT FoodTech.

(2)	Corporate expense primarily includes corporate staff expenses.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we described in our Form 10-K under “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or review any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

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

In the first quarter of 2012, total revenue increased by $3.2 million compared to the same period in 2011, while income from continuing operations decreased by $0.9 million. Revenue and operating profit in JBT FoodTech increased, driven by gains in new equipment revenue, strong aftermarket performance and savings from our cost reduction action plans announced last December. However, revenue and operating profit in JBT AeroTech was down year over year, impacted by a production gap in passenger boarding bridges. Inbound order activity in the quarter was strong across most product lines. As such, we expect earnings to substantially rebound in the second half of the year as savings from the strategic actions implemented to date, coupled with normal business seasonality will drive significant margin expansion and earnings growth in the second half of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Favorable /
	March 31,		(Unfavorable)
(In millions, except %)	2012	2011	$	%
Revenue	$204.7	$201.5	$3.2	1.6
Cost of sales	154.3	150.3	(4.0)	(2.7)
Gross profit	50.4	51.2	(0.8)	(1.6)
Selling, general and administrative expense	39.0	37.7	(1.3)	(3.4)
Research and development expense	3.9	4.9	1.0	20.4
Other income, net	(0.3)	(0.7)	(0.4)	(57.1)
Operating income	7.8	9.3	(1.5)	(16.1)
Net interest expense	(1.6)	(1.7)	0.1	5.9
Income from continuing operations before income taxes	6.2	7.6	(1.4)	(18.4)
Provision for income taxes	2.2	2.7	0.5	18.5
Income from continuing operations	4.0	4.9	(0.9)	(18.4)
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	(100.0)
Net income	$3.9	$4.9	$(1.0)	(20.4)

Total revenue increased by $3.2 million, or $5.6 million in constant currency, in the first quarter of 2012 compared to the same period in 2011. Recurring revenue increased by $13.1 million, driven primarily by $9.0 million of higher sales of aftermarket products, parts and services. The increase in recurring revenue was partially offset by $7.5 million of lower product sales.

Operating income decreased by $1.5 million in the first quarter of 2012 compared to the same period in 2011, while operating income margin decreased from 4.6% to 3.8%. The decrease in operating income resulted from the following:

●

Gross profit decreased by $0.8 million but was flat in constant currency. Gross profit benefited by $1.3 million from the absence of restructuring charges. Excluding the favorable impact of restructuring charges, gross profit margin was 130 basis points lower and resulted in $2.7 million of lower profit. The favorable impact of higher aftermarket revenue and savings from our cost reduction initiatives were more than offset by higher costs related to the learning curve for production of high capacity freezers in the U.S. and higher costs. The increase in these costs was partially offset by higher sales volume, which resulted in $1.4 million of higher profit.

●

Selling, general and administrative expenses increased by $1.3 million, or $1.9 million in constant currency. Stock-based compensation expense and pension costs increased by $0.6 million and $0.5 million, respectively. Additionally, we incurred $0.8 million in consulting costs related to an operational efficiency project conducted in the quarter.

●	Research and development expense decreased by $1.0 million as a result of generally lower expenditures across most product lines.

●	Other income, net decreased by $0.4 million as a result of the unfavorable impact of foreign currency transactions.

Net interest expense was $0.1 million lower in the first quarter of 2012 compared to the same period in 2011 as a result of a lower overall interest rate on our variable rate debt.

Income tax expense in the first quarter of 2012 and 2011 reflected an effective income tax rate for the full year of 35%.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Three Months Ended		Favorable /
	March 31,		(Unfavorable)
(In millions)	2012	2011	$	%
Revenue
JBT FoodTech	$116.3	$106.9	$9.4	8.8%
JBT AeroTech	85.8	92.5	(6.7)	(7.2)
Other revenue and intercompany eliminations	2.6	2.1	0.5	23.8
Total revenue	$204.7	$201.5	$3.2	1.6%
Income before income taxes
Segment operating profit:
JBT FoodTech	$6.7	$5.7	$1.0	17.5%
JBT AeroTech	5.3	7.7	(2.4)	(31.2)
Total segment operating profit	12.0	13.4	(1.4)	(10.4)
Corporate items:
Corporate expense	(4.0)	(4.0)	-	-
Other expense, net	(0.2)	(0.1)	(0.1)	(100.0)
Net interest expense	(1.6)	(1.7)	0.1	5.9
Total corporate items	(5.8)	(5.8)	-	-
Income from continuing operations before income taxes	$6.2	$7.6	$(1.4)	(18.4)%

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes. Other expense, net includes a release of $0.3 million of restructuring reserves in 2012 related to JBT AeroTech and $1.0 million of restructuring costs in 2011 related to JBT FoodTech.

JBT FoodTech

JBT FoodTech's revenue increased by $9.4 million, or $11.6 million in constant currency, in the first quarter of 2012 compared to the same period in 2011. Recurring revenue increased by $8.1 million, driven primarily by $3.6 million of higher sales of in-container processing aftermarket products and $2.8 million of higher leasing revenue from fruit and juice processing products. New equipment revenue increased by $3.5 million, driven by $2.2 million of higher sales of juice and fruit processing products and $1.3 million of higher sales of freezing and chilling products. However, sales of freezing and chilling products varied by region as sales in North America and Asia-Pacific region increased by $4.5 million and $3.9 million, respectively, but were $6.4 million lower in Europe.

JBT FoodTech's operating profit increased by $1.0 million in the first quarter of 2012 compared to the same period in 2011. Operating profit margins increased from 5.3% to 5.8%. The increase in operating profit was driven by $1.6 million of higher gross profit. Higher sales volume resulted in $3.5 million of higher profit. However, gross profit margin declined and resulted in $1.9 million of lower profit. The favorable impact of higher aftermarket revenue and savings from our cost reduction initiatives were more than offset by higher costs related to the learning curve for production of high capacity freezers in the U.S. General and administrative expenses were $1.3 million higher primarily as a result of consulting costs related to an operational efficiency project conducted in the quarter. The remaining difference in operating profit was primarily due to lower research and development expenditures.

JBT AeroTech

JBT AeroTech's revenue decreased by $6.7 million in the first quarter of 2012 compared to the same period in 2011. The decrease was driven primarily by lower revenue from gate equipment, which resulted in $15.0 million of lower revenue. Several airport projects where we supply Jetway® passenger boarding bridges and auxiliary equipment were recognized in the fourth quarter of 2011 and others have been delayed to the second half of 2012 and to 2013. However, higher revenue from automated systems projects and aftermarket products, parts and services partially offset the decrease in revenue by $3.8 million and $3.3 million, respectively.

JBT AeroTech's operating profit decreased by $2.4 million in the first quarter of 2012 compared to the same period in 2011. Operating profit margins decreased from 8.3% to 6.2% as a result of lower gross profit. Lower sales volume resulted in a decrease in profit of $1.3 million. Gross profit margin decreased primarily due to higher costs incurred in the quarter in the ground support equipment product line and resulted in $1.1 million of lower profit.

Corporate Items

Corporate items were unchanged in the first quarter of 2012 compared to the same period in 2011. The favorable impact of the absence of restructuring charges was offset by higher stock-based compensation expense and higher pension costs.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders for the three months ended March 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
JBT FoodTech	$146.9	$133.8
JBT AeroTech	88.6	77.3
Other and intercompany eliminations	2.6	2.1
Total inbound orders	$238.1	$213.2

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	March 31, 2012	December 31, 2011	March 31, 2011
JBT FoodTech	$129.1	$98.5	$130.3
JBT AeroTech	150.3	147.5	168.2
Total order backlog	$279.4	$246.0	$298.5

Order backlog in our JBT FoodTech segment at March 31, 2012 increased by $30.6 million since December 31, 2011 driven by $12.9 million of higher backlog of in-container processing products and $10.3 million and $7.1 million of freezing and chilling products in Europe and Asia-Pacific, respectively. Order backlog remained relatively flat compared to March 31, 2011.

Order backlog in our JBT AeroTech segment at March 31, 2012 remained relatively flat compared to December 31, 2011 and decreased by $17.9 million since March 31, 2011. The decrease in backlog since March 31, 2011 is driven by $12.5 million of lower backlog of automated systems products and $6.9 million of gate equipment products. The inbound activity over the past few quarters in both product lines did not offset the strong revenues over the past year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and our credit facility. We are not presently aware of any restrictions on the repatriation of our foreign funds, although these funds are considered permanently invested in our foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. would cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated. We believe cash flows from operations and the credit facility will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements.

Cash Flows

Cash flows for the three months ended March 31, 2012 and 2011 were as follows:

(In millions)	2012	2011
Cash provided by continuing operating activities	$16.1	$21.9
Cash required by investing activities	(4.7)	(5.8)
Cash required by financing activities	(1.3)	(19.8)
Net cash required by discontinued operations	(0.2)	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	0.1
Increase (decrease) in cash and cash equivalents	$10.1	$(3.7)

Cash provided by continuing operating activities during the first quarter of 2012 were $16.1 million, representing a $5.8 million decrease compared to the same period in 2011. The change in the cash flows is primarily attributable to lower receipts of advance and progress payments due to higher proportion of smaller project orders and international orders where we generally receive lower advance payments.

Cash required by investing activities was $4.7 million and $5.8 million during the first quarter of 2012 and 2011, respectively, primarily consisting of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment.

Cash required by financing activities was $1.3 million and $19.8 million in the first quarter of 2012 and 2011, respectively. During 2012, we increased our debt by $2.6 million compared to a decrease in debt of $14.2 million in 2011. Tax withheld on restricted stock vested was $2.3 million in 2012 compared to $4.8 million in 2011 when restricted stock granted in the year of our spin-off from FMC Technologies, Inc. vested.

Financing Arrangements

We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.'s Prime Rate or the Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of March 31, 2012, we had $64.3 million drawn on the credit facility, $8.9 million in letters of credit issued under the credit facility and $151.8 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At March 31, 2012, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of March 31, 2012
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	13.4
Leverage ratio (2)	Not greater than 3.0	1.6
Capital expenditures (3)	Not greater than $34.8 million	$5.2 million
Restricted payments (4)	Not greater than $20 million	$2.4 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	13.4
Leverage ratio (2)	Not greater than 3.25	1.6

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

We have several credit facilities in China and India under which we have drawn $2.2 million and have $4.4 million of additional available funds.

Outlook

We expect modest top-line growth in 2012 driven primarily by continued growth in emerging markets. More importantly, we expect strategic actions implemented in 2011 and typically stronger seasonal results in the second half of the year to drive margin expansion in 2012. As a result, we project 2012 full year diluted earnings per share from continuing operations to be in the range of $1.35 to $1.45.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting estimates. During the three months ended March 31, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012. We have concluded that our disclosure controls and procedures were:

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC's rules and forms; and

ii)

effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of March 31, 2012, and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated March 8, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

May 4, 2012

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended March 31, 2012.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

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

Date: May 4, 2012

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

101*

The following materials from John Bean Technologies Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

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