Form 10-Q
period 2012-06-30
John Bean Technologies CORP
filed 2012-08-08
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, par value $0.01 per share	28,925,567

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Revenue	$214.4	$252.5	$419.1	$454.0
Operating expenses:
Cost of sales	160.4	192.7	314.7	343.0
Selling, general and administrative expense	37.7	37.8	76.7	75.5
Research and development expense	3.3	4.9	7.2	9.8
Other income, net	(1.0)	(0.3)	(1.3)	(1.0)
Operating income	14.0	17.4	21.8	26.7
Net interest expense	(1.8)	(1.7)	(3.4)	(3.4)
Income from continuing operations before income taxes	12.2	15.7	18.4	23.3
Provision for income taxes	4.3	5.3	6.5	8.0
Income from continuing operations	7.9	10.4	11.9	15.3
Loss from discontinued operations, net of taxes	(0.2)	(0.1)	(0.3)	(0.1)
Net income	$7.7	$10.3	$11.6	$15.2

Basic earnings per share:
Income from continuing operations	$0.27	$0.36	$0.41	$0.53
Loss from discontinued operations	-	-	(0.01)	-
Net income	$0.27	$0.36	$0.40	$0.53
Diluted earnings per share:
Income from continuing operations	$0.27	$0.35	$0.40	$0.52
Loss from discontinued operations	(0.01)	-	-	-
Net income	$0.26	$0.35	$0.40	$0.52
Cash dividends declared per share	$0.07	$0.07	$0.14	$0.14

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Net income	$7.7	$10.3	$11.6	$15.2
Other comprehensive income, net of tax
Foreign currency translation adjustments	(8.1)	2.0	(3.5)	6.9
Other	0.3	0.1	0.8	0.3
Other comprehensive (loss) income, net of tax	(7.8)	2.1	(2.7)	7.2
Comprehensive (loss) income	$(0.1)	$12.4	$8.9	$22.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$74.6	$9.0
Trade receivables, net of allowances of $3.4 and $4.3, respectively	144.2	189.4
Inventories	124.7	122.3
Other current assets	38.9	35.7
Assets held for sale	3.0	2.7
Total current assets	385.4	359.1
Property, plant and equipment, net of accumulated depreciation of $228.1 and $231.1, respectively	122.0	124.7
Other assets	114.1	108.4
Total Assets	$621.5	$592.2
Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$3.2	$4.4
Accounts payable, trade and other	69.4	82.5
Advance and progress payments	66.6	57.4
Other current liabilities	85.2	95.4
Total current liabilities	224.4	239.7
Long-term debt, less current portion	176.3	135.7
Accrued pension and other postretirement benefits, less current portion	105.0	109.2
Other liabilities	29.4	27.8
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2012: 28,946,413 issued and 28,925,567 outstanding; 2011: 28,661,005 issued and 28,640,159 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2012 and 2011: 20,846 shares	(0.3)	(0.3)
Additional paid-in capital	62.6	60.7
Retained earnings	103.2	95.8
Accumulated other comprehensive loss	(79.4)	(76.7)
Total stockholders' equity	86.4	79.8
Total Liabilities and Stockholders' Equity	$621.5	$592.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2012	2011
Cash Flows From Operating Activities:
Net income	$11.6	$15.2
Loss from discontinued operations, net of income taxes	0.3	0.1
Income from continuing operations	11.9	15.3
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	11.8	11.9
Stock-based compensation	3.7	2.8
Other	(3.5)	(1.9)
Changes in operating assets and liabilities:
Trade receivables, net	44.7	4.9
Inventories	(2.8)	(19.7)
Accounts payable, trade and other	(12.0)	0.4
Advance and progress payments	9.6	1.8
Other assets and liabilities, net	(15.4)	(2.3)
Cash provided by continuing operating activities	48.0	13.2
Net cash required by discontinued operating activities	(0.3)	(0.3)
Cash provided by operating activities	47.7	12.9
Cash Flows From Investing Activities:
Acquisition	(5.0)	-
Capital expenditures	(11.1)	(10.7)
Proceeds from disposal of assets	0.7	0.1
Other	-	(1.0)
Cash required by investing activities	(15.4)	(11.6)
Cash Flows From Financing Activities:
Net (decrease) increase in short-term debt	(0.5)	0.6
Net proceeds on credit facilities	39.9	0.4
Repayment of long-term debt	(0.7)	(0.8)
Issuance of long-term debt	0.8	-
Excess tax benefits	0.6	1.7
Tax withholdings on stock-based compensation awards	(2.3)	(4.8)
Dividends	(4.4)	(4.4)
Other	0.1	-
Cash provided (required) by financing activities	33.5	(7.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.2)	0.1
Increase (decrease) in cash and cash equivalents	65.6	(5.9)
Cash and cash equivalents, beginning of period	9.0	13.7
Cash and cash equivalents, end of period	$74.6	$7.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Reclassifications
Certain amounts in prior year’s financial information have been reclassified to conform to the current year presentation.

NOTE 2. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2012	December 31, 2011
Raw materials	$63.7	$61.6
Work in process	40.6	27.1
Finished goods	82.7	94.2
Gross inventories before LIFO reserves and valuation adjustments	187.0	182.9
LIFO reserves and valuation adjustments	(62.3)	(60.6)
Net inventories	$124.7	$122.3

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended June 30, 2012 was as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2011	$20.3	$7.9	$28.2
Goodwill acquired during the period	2.0	-	2.0
Balance as of June 30, 2012	$22.3	$7.9	$30.2

Goodwill is included in other assets in the condensed consolidated balance sheets.

The components of intangible assets were as follows:

	As of June 30, 2012		As of December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$20.4	$9.3	$17.1	$8.9
Patents and acquired technology	25.6	23.9	24.9	23.9
Trademarks	15.4	6.8	15.5	6.7
Other	4.4	1.3	1.3	1.1
Total	$65.8	$41.3	$58.8	$40.6

On May 22, 2012, we acquired rotary sterilization technology from H.G. Molenaar & Co (Pty) Ltd., headquartered in Paarl, South Africa. This acquisition strengthens JBT FoodTech's in-container sterilization portfolio for the canned food industry.  We plan to integrate the Molenaar technology into our existing South African production facility, where we will leverage our current capacity and engineering capabilities. In connection with the acquisition, we recognized $2.0 million of goodwill and $7.2 million of intangible assets, comprising of non-compete agreements, customer lists, and patents and acquired technologies. These assets are deductible for income tax purposes.

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$0.4	$0.5	$0.7	$0.8	$-	$0.1	$-	$0.1
Interest cost	3.4	3.6	6.9	7.2	0.1	0.1	0.2	0.2
Expected return on assets	(4.4)	(4.6)	(8.8)	(9.2)	-	-	-	-
Amortization of prior service benefit	0.1	-	0.1	-	(0.2)	(0.3)	(0.4)	(0.5)
Amortization of actuarial losses, net	0.7	0.4	1.5	0.8	-	-	-	-
Net periodic benefit cost (income)	$0.2	$(0.1)	$0.4	$(0.4)	$(0.1)	$(0.1)	$(0.2)	$(0.2)

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2012	2011	2012	2011
Basic earnings per share:
Income from continuing operations	$7.9	$10.4	$11.9	$15.3
Weighted average number of shares outstanding	29.1	28.8	29.1	28.8
Basic earnings per share from continuing operations	$0.27	$0.36	$0.41	$0.53
Diluted earnings per share:
Income from continuing operations	$7.9	$10.4	$11.9	$15.3
Weighted average number of shares outstanding	29.1	28.8	29.1	28.8
Effect of dilutive securities:
Restricted stock	0.4	0.5	0.3	0.5
Total shares and dilutive securities	29.5	29.3	29.4	29.3
Diluted earnings per share from continuing operations	$0.27	$0.35	$0.40	$0.52

The computation of diluted earnings per share for the three and six months ended June 30, 2012 excludes approximately 0.3 million and 0.2 million restricted stock units, respectively, because they were anti-dilutive. However, these shares may be dilutive in the future.

During the six months ended June 30, 2012, 0.3 million shares were issued in connection with our stock-based compensation plan. During the year ended December 31, 2011, 0.4 million shares were issued.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments
We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of June 30, 2012, we held forward exchange contracts with an aggregate notional value of $477.7 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

As of June 30, 2012 and December 31, 2011, we had one derivative contract designated as a hedging instrument. This derivative has a notional amount of $2.0 million, matures in November 2012 and was immaterial to our financial condition and operating results.

Additionally, during 2010 and through January 31, 2011, we had an interest rate swap that fixed the annual interest rate on a portion of our borrowings under the credit facility at 4.9%.

The following table presents the fair value of foreign exchange derivatives included within the condensed consolidated balance sheets:

	As of June 30, 2012		As of December 31, 2011
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$7.8	$3.9	$5.7	$4.1
Other assets / liabilities	0.8	0.3	0.5	0.5
Total	$8.6	$4.2	$6.2	$4.6

Refer to Note 7. Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The following table presents the location and amount of gains (losses) from derivatives not designated as hedging instruments in the condensed consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2012	2011	2012	2011
Foreign exchange contracts	Revenue	$(1.3)	$(0.2)	$1.9	$2.5
Foreign exchange contracts	Cost of sales	0.1	0.6	(0.4)	0.5
Foreign exchange contracts	Other income, net	0.2	0.1	0.1	0.4
Total		(1.0)	0.5	1.6	3.4
Remeasurement of assets and liabilities in foreign currencies		0.4	0.6	(0.3)	-
Net (loss) gain on foreign currency transactions		$(0.6)	$1.1	$1.3	$3.4

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

At June 30, 2012, the maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, was $3.9 million against which we did not hold any collateral.

NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2012				As of December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.7	$10.7	$-	$-	$10.5	$10.5	$-	$-
Derivatives	8.6	-	8.6	-	6.2	-	6.2	-
Total assets	$19.3	$10.7	$8.6	$-	$16.7	$10.5	$6.2	$-
Liabilities:
Derivatives	$4.2	$-	$4.2	$-	$4.6	$-	$4.6	$-

Investments primarily represent securities held by a non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. Investments include an unrealized gain of $0.3 million for the six months ended June 30, 2012 and an unrealized loss of $0.6 million for the year ended December 31, 2011. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payables, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of June 30, 2012		As of December 31, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$84.0	$75.0	$85.1
Revolving credit facility, expires on July 31, 2013	100.7	100.7	60.7	60.7
Foreign credit facilities	2.1	2.1	2.0	2.0
4.5% Brazilian Real loan due December 31, 2012	0.6	0.6	1.4	1.3
Other	1.1	1.1	0.9	0.9

The fair values of the senior unsecured notes and the Brazilian Real loan were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements and are classified in level 2 of the fair value hierarchy. The carrying value of the remaining borrowings approximates their fair value due to their variable interest rates.

NOTE 8. COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

Under our Separation and Distribution Agreement with FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to the spin-off. As a result, although FMC Technologies will remain the named defendant, we will manage the litigation and indemnify FMC Technologies for costs, expenses and judgments arising from litigation. We do not believe that any existing litigation we have assumed will have a material effect on our business, results of operations or financial condition.

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees.  These financial instruments, which totaled approximately $68.7 million at June 30, 2012, represent guarantees of our future performance.  We also have provided approximately $6.2 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of June 30, 2012, the maximum future payment obligation of such guarantees was $2.3 million and the associated liability balance was $0.3 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the condensed consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Balance at beginning of period	$6.8	$8.1	$7.3	$8.0
Expense for new warranties	1.8	2.2	3.8	4.0
Adjustments to existing accruals	(0.2)	(0.2)	(0.2)	-
Claims paid	(1.8)	(2.2)	(4.3)	(4.1)
Balance at end of period	$6.6	$7.9	$6.6	$7.9

NOTE 9. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, restructuring costs, interest income and expense and income taxes. Business segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Revenue
JBT FoodTech	$137.5	$154.3	$253.8	$261.2
JBT AeroTech	77.7	97.2	163.5	189.7
Other revenue (1) and intercompany eliminations	(0.8)	1.0	1.8	3.1
Total revenue	$214.4	$252.5	$419.1	$454.0
Income before income taxes
Segment operating profit:
JBT FoodTech	$14.1	$14.0	$20.8	$19.7
JBT AeroTech	7.5	7.6	12.8	15.3
Total segment operating profit	21.6	21.6	33.6	35.0
Corporate items:
Corporate expense (2)	(4.3)	(3.8)	(8.3)	(7.8)
Other expense, net (1)	(3.3)	(0.4)	(3.5)	(0.5)
Net interest expense	(1.8)	(1.7)	(3.4)	(3.4)
Total corporate items	(9.4)	(5.9)	(15.2)	(11.7)
Income from continuing operations before income taxes	$12.2	$15.7	$18.4	$23.3

(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.  Other expense, net includes a release of $0.3 million of restructuring reserves in the six months ended June 30, 2012 related to JBT AeroTech and $0.2 million and $1.2 million of restructuring costs in the three and six months ended June 30, 2011, respectively, related to JBT FoodTech.

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

In the second quarter of 2012, total revenue decreased by $38.1 million compared to the same period in 2011, while income from continuing operations decreased by $2.5 million. JBT FoodTech and JBT AeroTech revenue decreased approximately 11% and 20%, respectively.  However, segment operating profit in both segments remained relatively unchanged as a result of higher gross profit margin driven by higher aftermarket revenue and savings from our cost reduction initiatives. Backlog at June 30, 2012 was $308.0 million, an increase of $62.0 million since December 31, 2011. Debt, net of cash, at June 30, 2012 was $104.9 million, a decrease of $26.2 million since December 31, 2011.

During 2012, we completed several strategic transactions.  In May 2012, we acquired rotary sterilization technology from H.G. Molenaar & Co (Pty) Ltd., headquartered in Paarl, South Africa. This acquisition strengthens JBT FoodTech's in-container sterilization portfolio for the canned food industry. We plan to integrate the Molenaar technology into our existing South African production facility, where we will leverage our current capacity and engineering capabilities. In February 2012, we entered into a commercial collaboration agreement with Swisslog AG to develop and manufacture state-of-the-art Automated Guided Vehicles (AGVs) for hospitals. In June 2012, we strengthened our commercial collaboration with Swisslog AG by agreeing to transfer our contracts and services for AGV systems at French hospitals to Swisslog France SA. Under this agreement, we will continue to supply AGVs and software as an exclusive supplier to Swisslog France SA for the French hospital market. Swisslog France SA will sell, install and support the AGV systems in the French hospital market. Outside of this market, we will continue to sell, install and provide aftermarket support for non-hospital AGV systems in France and to all other material handling industry markets. In connection with the June 2012 agreement, we recognized a gain of $1.4 million.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2012	2011	$	%
Revenue	$214.4	$252.5	$(38.1)	(15.1	) %
Cost of sales	160.4	192.7	32.3	16.8
Gross profit	54.0	59.8	(5.8)	(9.7)
Selling, general and administrative expense	37.7	37.8	0.1	0.3
Research and development expense	3.3	4.9	1.6	32.7
Other income, net	(1.0)	(0.3)	0.7	*
Operating income	14.0	17.4	(3.4)	(19.5)
Net interest expense	(1.8)	(1.7)	(0.1)	(5.9)
Income from continuing operations before income taxes	12.2	15.7	(3.5)	(22.3)
Provision for income taxes	4.3	5.3	1.0	18.9
Income from continuing operations	7.9	10.4	(2.5)	(24.0)
Loss from discontinued operations, net of taxes	(0.2)	(0.1)	(0.1)	100.0
Net income	$7.7	$10.3	$(2.6)	(25.2	) %

* Not meaningful

Total revenue decreased by $38.1 million, or $29.5 million in constant currency, in the second quarter of 2012 compared to the same period in 2011. New equipment revenue decreased by $39.7 million as a result of lower revenue in both of our JBT FoodTech and JBT AeroTech segments. However, recurring revenue increased by $10.1 million and partially offset the decrease in new equipment revenue.

Operating income decreased by $3.4 million in the second quarter of 2012 compared to the same period in 2011, while operating income margin decreased from 6.9% to 6.5%. The decrease in operating income resulted from the following:

•
Gross profit decreased by $5.8 million, or $2.9 million in constant currency. Lower sales volume resulted in $7.0 million of lower profit. Gross profit margin improved by 170 basis points as a result of the favorable impact of higher aftermarket revenue and savings from our cost reduction initiatives and resulted in $3.9 million of higher profit. Gross profit benefited by $0.2 million from the absence of restructuring charges recognized in the prior-year period.

•
Selling, general and administrative expenses remained relatively flat, but increased by $1.6 million in constant currency. The increase was driven primarily by $0.5 million of higher stock-based compensation expense and higher retirement benefit costs.

•	Research and development expense decreased by $1.6 million as a result of generally lower expenditures across most product lines.

•
Other income, net increased by $0.7 million. The increase was driven primarily by the gain on the transfer of the French hospital AGV contracts and services and was partially offset by $0.6 million of costs related to the Molenaar acquisition.

Income tax expense in the second quarter of 2012 and 2011 reflected an expected effective income tax rate for the full year of 35%.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Favorable / (Unfavorable)
(In millions)	2012	2011	$	%
Revenue
JBT FoodTech	$137.5	$154.3	$(16.8)	(10.9	) %
JBT AeroTech	77.7	97.2	(19.5)	(20.1)
Other revenue and intercompany eliminations	(0.8)	1.0	(1.8)	*
Total revenue	$214.4	$252.5	$(38.1)	(15.1	) %
Income before income taxes
Segment operating profit:
JBT FoodTech	$14.1	$14.0	$0.1	0.7%
JBT AeroTech	7.5	7.6	(0.1)	(1.3)
Total segment operating profit	21.6	21.6	-	-
Corporate items:
Corporate expense	(4.3)	(3.8)	(0.5)	(13.2)
Other expense, net	(3.3)	(0.4)	(2.9)	*
Net interest expense	(1.8)	(1.7)	(0.1)	(5.9)
Total corporate items	(9.4)	(5.9)	(3.5)	(59.3)
Income from continuing operations before income taxes	$12.2	$15.7	$(3.5)	(22.3	) %

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes. Other expense, net includes $0.2 million of restructuring costs in 2011 related to JBT FoodTech.

JBT FoodTech
JBT FoodTech’s revenue decreased by $16.8 million, or $8.6 million in constant currency, in the second quarter of 2012 compared to the same period in 2011. New equipment revenue decreased by $15.2 million, driven primarily by lower sales in the project-based tomato and fruit processing equipment business. In the second quarter of 2011, we completed several large projects totaling approximately $17 million, driving the unfavorable comparison. Sales of freezing and chilling products and protein processing products were relatively unchanged, as higher sales in North America, Asia-Pacific and Latin America were offset by lower sales in Europe. Recurring revenue increased by $6.4 million and partially offset the decrease in new equipment revenue. The increase in recurring revenue was driven by higher aftermarket sales of in-container processing products and higher aftermarket sales and leasing revenue from juice and fruit processing products.

JBT FoodTech’s operating profit was relatively unchanged in the second quarter of 2012 compared to the same period in 2011. Operating profit margins increased from 9.1% to 10.3%. Lower sales volume resulted in $2.3 million of lower profit. However, gross profit margin increased and resulted in $3.1 million of higher profit. Gross profit margin increased as a result of the favorable impact of higher aftermarket revenue and savings from our cost reduction initiatives. The remaining difference in operating profit was primarily due to an unfavorable impact of foreign currency translation.

JBT AeroTech
JBT AeroTech’s revenue decreased by $19.5 million in the second quarter of 2012 compared to the same period in 2011. The decrease was driven primarily by lower revenue from gate equipment due to the anticipated production gap in Jetway® passenger boarding bridges, which resulted in $16.9 million of lower revenue.

JBT AeroTech’s operating profit was relatively unchanged in the second quarter of 2012 compared to the same period in 2011. Lower sales volume resulted in a decrease in profit of $3.8 million. This decrease was mostly offset by higher gross profit margin across several product lines, which resulted in $1.3 million of higher profit, and a $1.4 million gain on the transfer of the French hospital AGV contracts and services. Operating profit margins increased from 7.8% to 9.7%.

Corporate Items
Corporate items increased by $3.5 million in the second quarter of 2012 compared to the same period in 2011. The increase was driven primarily by a $1.7 million unfavorable impact of foreign currency transactions, $0.6 million of costs related to the Molenaar acquisition and $0.5 million of lower income from the U.S. pension plan.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2012	2011	$	%
Revenue	$419.1	$454.0	$(34.9)	(7.7	) %
Cost of sales	314.7	343.0	28.3	8.3
Gross profit	104.4	111.0	(6.6)	(5.9)
Selling, general and administrative expense	76.7	75.5	(1.2)	(1.6)
Research and development expense	7.2	9.8	2.6	26.5
Other income, net	(1.3)	(1.0)	0.3	30.0
Operating income	21.8	26.7	(4.9)	(18.4)
Net interest expense	(3.4)	(3.4)	-	-
Income from continuing operations before income taxes	18.4	23.3	(4.9)	(21.0)
Provision for income taxes	6.5	8.0	1.5	18.8
Income from continuing operations	11.9	15.3	(3.4)	(22.2)
Loss from discontinued operations, net of taxes	(0.3)	(0.1)	(0.2)	*
Net income	$11.6	$15.2	$(3.6)	(23.7	) %

* Not meaningful

Total revenue decreased by $34.9 million, or $23.9 million in constant currency, in the six months ended June 30, 2012 compared to the same period in 2011. New equipment revenue decreased by $47.2 million as a result of lower revenue in both of our JBT FoodTech and JBT AeroTech segments. However, recurring revenue increased by $23.6 million and partially offset the decrease in new equipment revenue.

Operating income decreased by $4.9 million in the six months ended June 30, 2012 compared to the same period in 2011, while operating income margin decreased from 5.9% to 5.2%. The decrease in operating income resulted from the following:

•
Gross profit decreased by $6.6 million, or $2.9 million in constant currency. Lower sales volume resulted in $5.9 million of lower profit. Gross profit margin improved slightly as a result of the favorable impact of higher aftermarket revenue and savings from our cost reduction initiatives and resulted in $1.5 million of higher profit. Gross profit benefited by $1.5 million from the absence of restructuring charges recognized in the prior-year period.

•
Selling, general and administrative expenses increased by $1.2 million, or $3.5 million in constant currency. Stock-based compensation expense and retirement benefit costs increased by $0.9 million and $1.3 million, respectively. Additionally, we incurred $0.8 million in consulting costs related to an operational efficiency project conducted in the first quarter.

•	Research and development expense decreased by $2.6 million as a result of generally lower expenditures across most product lines.

•
Other income, net increased by $0.3 million. The increase was driven primarily by the gain on the transfer of the French hospital AGV contracts and services and was partially offset by $0.6 million of costs related to the Molenaar acquisition.

Income tax expense in the six months ended June 30, 2012 and 2011 reflected an expected effective income tax rate for the full year of 35%.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions)	2012	2011	$	%
Revenue
JBT FoodTech	$253.8	$261.2	$(7.4)	(2.8	) %
JBT AeroTech	163.5	189.7	(26.2)	(13.8)
Other revenue and intercompany eliminations	1.8	3.1	(1.3)	(41.9)
Total revenue	$419.1	$454.0	$(34.9)	(7.7	) %
Income before income taxes
Segment operating profit:
JBT FoodTech	$20.8	$19.7	$1.1	5.6%
JBT AeroTech	12.8	15.3	(2.5)	(16.3)
Total segment operating profit	33.6	35.0	(1.4)	(4.0)
Corporate items:
Corporate expense	(8.3)	(7.8)	(0.5)	(6.4)
Other expense, net	(3.5)	(0.5)	(3.0)	*
Net interest expense	(3.4)	(3.4)	-	-
Total corporate items	(15.2)	(11.7)	(3.5)	(29.9)
Income from continuing operations before income taxes	$18.4	$23.3	$(4.9)	(21.0	) %

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes. Other expense, net includes a release of $0.3 million of restructuring reserves in 2012 related to JBT AeroTech and $1.2 million of restructuring costs in 2011 related to JBT FoodTech.

JBT FoodTech
JBT FoodTech’s revenue decreased by $7.4 million in the six months ended June 30, 2012 compared to the same period in 2011. However, revenue in constant currency increased by $3.0 million. Recurring revenue increased by $14.9 million, driven primarily by higher sales of in-container processing aftermarket products, higher sales of freezing and chilling aftermarket products and higher leasing revenue from fruit and juice processing products. New equipment revenue decreased by $11.8 million and partially offset the increase in recurring revenue. The decrease in new equipment revenue was driven primarily by lower sales in the project-based tomato and fruit processing equipment business. Sales of freezing and chilling products and protein processing products were relatively unchanged, as higher sales in North America, Asia-Pacific and Latin America were mostly offset by lower sales in Europe.

JBT FoodTech’s operating profit increased by $1.1 million in the six months ended June 30, 2012 compared to the same period in 2011. Operating profit margins increased from 7.5% to 8.2%. The increase in operating profit was driven by $2.4 million of higher gross profit. Higher sales volume resulted in $0.8 million of higher profit, while higher gross profit margin resulted in $1.6 million of higher profit. Gross profit margin increased as a result of the favorable impact of higher aftermarket revenue and savings from our cost reduction initiatives. General and administrative expenses were $2.0 million higher primarily as a result of consulting costs related to an operational efficiency project conducted in the first quarter. The remaining difference in operating profit was primarily due to lower research and development expenditures.

JBT AeroTech
JBT AeroTech’s revenue decreased by $26.2 million in the six months ended June 30, 2012 compared to the same period in 2011. The decrease was driven primarily by lower revenue from gate equipment due to the anticipated production gap in Jetway® passenger boarding bridges, which resulted in $31.9 million of lower revenue. However, higher revenue from aftermarket products, parts and services partially offset the decrease in revenue by $6.1 million.

JBT AeroTech’s operating profit decreased by $2.5 million in the six months ended June 30, 2012 compared to the same period in 2011. Operating profit margins decreased from 8.1% to 7.8% as a result of lower gross profit. Lower sales volume resulted in a decrease in profit of $5.1 million. Gross profit margin remained relatively flat. The decrease in profit was partially offset by a $1.4 million gain on the transfer of the French hospital AGV contracts and services.

Corporate Items
Corporate items increased by $3.5 million in the six months ended June 30, 2012 compared to the same period in 2011. The increase was driven primarily by lower gains on foreign currency transactions.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
JBT FoodTech	$162.9	$155.0	$309.8	$288.8
JBT AeroTech	80.9	127.1	169.5	204.4
Other and intercompany eliminations	(0.8)	1.0	1.8	3.1
Total inbound orders	$243.0	$283.1	$481.1	$496.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	June 30, 2012	December 31, 2011	June 30, 2011
JBT FoodTech	$154.5	$98.5	$131.0
JBT AeroTech	153.5	147.5	198.1
Total order backlog	$308.0	$246.0	$329.1

Order backlog in our JBT FoodTech segment at June 30, 2012 increased by $56.0 million since December 31, 2011 and by $23.5 million since June 30, 2011. The increase since December 31, 2011 was driven by $20.7 million and $15.9 million of higher backlog for freezing and chilling products in Europe and North America, respectively, $13.3 million of higher backlog for in-container processing products and $10.0 million of higher backlog for tomato and fruit processing products. The increase in order backlog since June 30, 2011 was driven by the same products and regions.

Order backlog in our JBT AeroTech segment at June 30, 2012 increased by $6.0 million since December 31, 2011 driven by large orders for ground support equipment and Halvorsen loaders partially offset by lower inbound orders of automated systems products. Order backlog decreased by $44.6 million since June 30, 2011, reflecting delays in anticipated awards of orders of gate equipment and ground support equipment and an unfavorable comparison of backlog for automated systems to record backlog in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and our domestic credit facility. We are not presently aware of any restrictions on the repatriation of our foreign funds, although these funds are considered permanently invested in our foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. would cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated. We believe cash flows from operations and the credit facility will be sufficient to satisfy our future working capital, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements.

In the second quarter of 2012, we settled certain foreign subsidiary intercompany loans. As a result, there was $74.6 million of cash and cash equivalents as of June 30, 2012, of which $72.9 million was held by our foreign subsidiaries. Although we have no immediate need to repatriate these funds, we expect these funds to be available for general company use during the remainder of 2012.

Cash Flows
Cash flows for the six months ended June 30, 2012 and 2011 were as follows:

(In millions)	2012	2011
Cash provided by continuing operating activities	$48.0	$13.2
Cash required by investing activities	(15.4)	(11.6)
Cash provided (required) by financing activities	33.5	(7.3)
Net cash required by discontinued operations	(0.3)	(0.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.2)	0.1
Increase (decrease) in cash and cash equivalents	$65.6	$(5.9)

Cash provided by continuing operating activities during the six months ended June 30, 2012 was $48.0 million, representing a $34.8 million increase compared to the same period in 2011. The change in the cash flows is primarily attributable to a reduction in accounts receivable due to lower sales in the current year.

Cash required by investing activities during the six months ended June 30, 2012 was $15.4 million, representing a $3.8 million increase compared to the same period in 2011. The change in cash flows is primarily attributed to an acquisition, where we paid $5.0 million in May 2012. Under the payment terms of the transaction, we will make the final payment of $5.0 million in December 2012. The remaining investing activities consist primarily of amounts required to fund capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment.

Cash provided by financing activities during the six months ended June 30, 2012 was $33.5 million compared to cash required by financing activities of $7.3 million in the same period in 2011. The change in the cash flows is primarily attributed to an increase in the funds drawn under our domestic credit facility.

Financing Arrangements
We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate or the Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of June 30, 2012, we had $100.7 million drawn on the credit facility, $10.0 million in letters of credit issued under the credit facility and $114.3 million of additional available funds. We are reviewing our options to renew or replace the existing credit facility and anticipate that we will be able to do so before it expires in 2013.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At June 30, 2012, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of June 30, 2012
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	12.8
Leverage ratio (2)	Not greater than 3.0	2.1
Capital expenditures (3)	Not greater than $34.8 million	$11.1 million
Restricted payments (4)	Not greater than $20 million	$4.4 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	12.8
Leverage ratio (2)	Not greater than 3.25	2.1

(1)
Interest coverage ratio is a comparison of the trailing twelve months Consolidated EBITDA, defined as net income plus interest expense plus income tax expense plus depreciation and amortization plus non-cash expenses and extraordinary, unusual and non-recurring items, to trailing twelve months interest expense.

(2)
Leverage ratio is a comparison of the total indebtedness, defined as total debt plus guarantees of indebtedness of others plus obligations under financial letters of credit issued against the credit facility, to the trailing twelve months Consolidated EBITDA, as defined above.

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

We have several credit facilities in China and India under which we have drawn $2.1 million and have $4.7 million of additional available funds.

Outlook

We continue to expect modest top-line growth in 2012. We expect savings from strategic actions and typically stronger seasonal results in the second half of the year to drive margin expansion in 2012. As a result, we are reaffirming our guidance range for 2012 diluted earnings per share from continued operations of $1.35 to $1.45.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting estimates. During the six months ended June 30, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and cash flows for the six-month periods ended June 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
August 8, 2012

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the six months ended June 30, 2012.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the six months ended June 30, 2012.

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

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Donnelly
Megan J. Donnelly
Chief Accounting Officer, and
duly authorized officer

Date: August 8, 2012

EXHIBIT INDEX

Number in Exhibit Table	Description
10.11F	Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program
•   Part I Salaried and Nonunion Hourly Employees’ Retirement Program
•   Part II Union Hourly Employees’ Retirement Program

10.12F	Amended and Restated John Bean Technologies Corporation Savings and Investment Plan

10.12G	First Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan

15	Letter re: Unaudited interim financial information.

21.1	List of Subsidiaries of JBT Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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