Form 10-Q
period 2012-09-30
John Bean Technologies CORP
filed 2012-11-07
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock, par value $0.01 per share	28,925,567

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2012	2011	2012	2011
Revenue	$205.3	$230.3	$624.4	$684.3
Operating expenses:
Cost of sales	153.3	173.1	468.0	516.1
Selling, general and administrative expense	37.9	37.8	114.6	113.3
Research and development expense	3.3	4.5	10.5	14.3
Other expense (income), net	0.5	0.6	(0.8)	(0.4)
Operating income	10.3	14.3	32.1	41.0
Net interest expense	(1.8)	(1.5)	(5.2)	(4.9)
Income from continuing operations before income taxes	8.5	12.8	26.9	36.1
Provision for income taxes	2.3	4.7	8.8	12.7
Income from continuing operations	6.2	8.1	18.1	23.4
Loss from discontinued operations, net of taxes	(0.1)	-	(0.4)	(0.1)
Net income	$6.1	$8.1	$17.7	$23.3

Basic earnings per share:
Income from continuing operations	$0.21	$0.28	$0.62	$0.81
Loss from discontinued operations	-	-	(0.01)	-
Net income	$0.21	$0.28	$0.61	$0.81
Diluted earnings per share:
Income from continuing operations	$0.21	$0.28	$0.61	$0.80
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$0.20	$0.27	$0.60	$0.79
Cash dividends declared per share	$0.07	$0.07	$0.21	$0.21

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Net income	$6.1	$8.1	$17.7	$23.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	4.0	(12.7)	0.5	(5.8)
Other	0.4	-	1.2	0.3
Other comprehensive income (loss), net of tax	4.4	(12.7)	1.7	(5.5)
Comprehensive income (loss)	$10.5	$(4.6)	$19.4	$17.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$84.4	$9.0
Trade receivables, net of allowances of $3.6 and $4.3, respectively	148.1	189.4
Inventories	142.8	122.3
Other current assets	44.9	35.7
Assets held for sale	3.0	2.7
Total current assets	423.2	359.1
Property, plant and equipment, net of accumulated depreciation of $234.0 and $231.1, respectively	124.3	124.7
Other assets	113.0	108.4
Total Assets	$660.5	$592.2
Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$101.1	$4.4
Accounts payable, trade and other	78.0	82.5
Advance and progress payments	91.3	57.4
Other current liabilities	92.1	95.4
Total current liabilities	362.5	239.7
Long-term debt, less current portion	75.7	135.7
Accrued pension and other postretirement benefits, less current portion	96.1	109.2
Other liabilities	29.7	27.8
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2012: 28,946,413 issued and 28,925,567 outstanding; 2011: 28,661,005 issued and 28,640,159 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2012 and 2011: 20,846 shares	(0.3)	(0.3)
Additional paid-in capital	64.4	60.7
Retained earnings	107.1	95.8
Accumulated other comprehensive loss	(75.0)	(76.7)
Total stockholders' equity	96.5	79.8
Total Liabilities and Stockholders' Equity	$660.5	$592.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2012	2011
Cash Flows From Operating Activities:
Net income	$17.7	$23.3
Loss from discontinued operations, net of income taxes	0.4	0.1
Income from continuing operations	18.1	23.4
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	17.9	18.3
Stock-based compensation	5.4	4.2
Other	3.3	1.9
Changes in operating assets and liabilities:
Trade receivables, net	42.5	31.9
Inventories	(18.9)	(37.0)
Accounts payable, trade and other	(4.5)	0.5
Advance and progress payments	33.0	16.4
Other assets and liabilities, net	(28.2)	(15.4)
Cash provided by continuing operating activities	68.6	44.2
Net cash required by discontinued operating activities	(0.5)	(0.4)
Cash provided by operating activities	68.1	43.8
Cash Flows From Investing Activities:
Acquisition	(5.0)	-
Capital expenditures	(17.3)	(15.2)
Proceeds from disposal of assets	0.9	0.2
Other	-	(1.0)
Cash required by investing activities	(21.4)	(16.0)
Cash Flows From Financing Activities:
Net (decrease) increase in short-term debt	(0.7)	0.5
Net proceeds (repayments) on credit facilities	37.6	(10.0)
Repayment of long-term debt	(1.1)	(1.2)
Issuance of long-term debt	0.8	-
Excess tax benefits	0.6	1.7
Tax withholdings on stock-based compensation awards	(2.3)	(4.8)
Dividends	(6.4)	(6.4)
Other	0.1	-
Cash provided (required) by financing activities	28.6	(20.2)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(1.2)
Increase in cash and cash equivalents	75.4	6.4
Cash and cash equivalents, beginning of period	9.0	13.7
Cash and cash equivalents, end of period	$84.4	$20.1

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

NOTE 2. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2012	December 31, 2011
Raw materials	$64.0	$61.6
Work in process	52.1	27.1
Finished goods	90.7	94.2
Gross inventories before LIFO reserves and valuation adjustments	206.8	182.9
LIFO reserves and valuation adjustments	(64.0)	(60.6)
Net inventories	$142.8	$122.3

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended September 30, 2012 was as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2011	$20.3	$7.9	$28.2
Goodwill acquired during the period	2.0	-	2.0
Currency translation	0.4	-	0.4
Balance as of September 30, 2012	$22.7	$7.9	$30.6

Goodwill is included in other assets in the condensed consolidated balance sheets.

The components of intangible assets were as follows:

	As of September 30, 2012		As of December 31, 2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$20.7	$9.8	$17.1	$8.9
Patents and acquired technology	26.5	24.8	24.9	23.9
Trademarks	15.9	7.1	15.5	6.7
Other	4.4	1.5	1.3	1.1
Total	$67.5	$43.2	$58.8	$40.6

On May 22, 2012, we acquired rotary sterilization technology from H.G. Molenaar & Co (Pty) Ltd., headquartered in Paarl, South Africa. This acquisition strengthens JBT FoodTech's in-container sterilization portfolio for the canned food industry. We plan to integrate the Molenaar technology into our existing South African production facility, where we will leverage our current capacity and engineering capabilities. In connection with the acquisition, we recognized $2.0 million of goodwill and $7.2 million of intangible assets, comprised of non-compete agreements, customer lists, and patents and acquired technologies. These assets are deductible for income tax purposes.

NOTE 4. INCOME TAXES

The provision for income taxes for 2012 is based on a 35% effective tax rate. However, the three and nine month periods ended September 30, 2012 include favorable discrete adjustments to the provision for income taxes of $0.7 million and $0.6 million, respectively, primarily reflecting a lower tax liability for fiscal year 2011.

NOTE 5. PENSION AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$0.4	$0.3	$1.1	$1.1	$-	$-	$-	$0.1
Interest cost	3.4	3.6	10.3	10.8	0.1	0.1	0.3	0.3
Expected return on assets	(4.4)	(4.6)	(13.2)	(13.8)	-	-	-	-
Amortization of prior service benefit	-	-	0.1	-	(0.2)	(0.2)	(0.6)	(0.7)
Amortization of actuarial losses, net	0.9	0.4	2.4	1.2	-	-	-	-
Net periodic benefit cost (income)	$0.3	$(0.3)	$0.7	$(0.7)	$(0.1)	$(0.1)	$(0.3)	$(0.3)

In the nine months ended September 30, 2012, we contributed $14.9 million to our pension and other postretirement plans and expect to contribute approximately $1.5 million in the remainder of 2012. The contributions are primarily for the U.S. qualified pension plan.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2012	2011	2012	2011
Basic earnings per share:
Income from continuing operations	$6.2	$8.1	$18.1	$23.4
Weighted average number of shares outstanding	29.2	28.8	29.1	28.8
Basic earnings per share from continuing operations	$0.21	$0.28	$0.62	$0.81
Diluted earnings per share:
Income from continuing operations	$6.2	$8.1	$18.1	$23.4
Weighted average number of shares outstanding	29.2	28.8	29.1	28.8
Effect of dilutive securities:
Restricted stock	0.4	0.6	0.4	0.5
Total shares and dilutive securities	29.6	29.4	29.5	29.3
Diluted earnings per share from continuing operations	$0.21	$0.28	$0.61	$0.80

The computation of diluted earnings per share for the nine months ended September 30, 2012 excludes approximately 0.2 million restricted stock units because they were anti-dilutive. However, these shares may be dilutive in the future.

During the nine months ended September 30, 2012, 0.3 million shares were issued in connection with our stock-based compensation plan. During the year ended December 31, 2011, 0.4 million shares were issued.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of September 30, 2012, we held forward exchange contracts with an aggregate notional value of $499.2 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

As of September 30, 2012 and December 31, 2011, we had one derivative contract designated as a hedging instrument. This derivative has a notional amount of $2.0 million, matures in November 2012 and was immaterial to our financial condition and operating results.

Additionally, during 2010 and through January 31, 2011, we had an interest rate swap that fixed the annual interest rate on a portion of our borrowings under the credit facility at 4.9%.

The following table presents the fair value of foreign exchange derivatives included within the condensed consolidated balance sheets:

	As of September 30, 2012		As of December 31, 2011
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$5.4	$7.7	$5.7	$4.1
Other assets / liabilities	0.7	0.4	0.5	0.5
Total	$6.1	$8.1	$6.2	$4.6

Refer to Note 8. Fair Value of Financial Instruments for a description of how the above financial instruments are valued.

The following table presents the location and amount of gains (losses) from derivatives not designated as hedging instruments in the condensed consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2012	2011	2012	2011
Foreign exchange contracts	Revenue	$1.3	$0.4	$3.2	$2.9
Foreign exchange contracts	Cost of sales	(0.6)	1.3	(1.0)	1.8
Foreign exchange contracts	Other income, net	0.1	0.3	0.2	0.7
Total		0.8	2.0	2.4	5.4
Remeasurement of assets and liabilities in foreign currencies		(0.8)	1.6	(1.1)	1.6
Net gain on foreign currency transactions		$-	$3.6	$1.3	$7.0

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

At September 30, 2012, the maximum amount of loss due to the credit risk of the counterparties, should the counterparties fail to perform according to the terms of the contracts, was $1.2 million against which we did not hold any collateral.

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•	Level 3: Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2012				As of December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.1	$11.1	$-	$-	$10.5	$10.5	$-	$-
Derivatives	6.1	-	6.1	-	6.2	-	6.2	-
Total assets	$17.2	$11.1	$6.1	$-	$16.7	$10.5	$6.2	$-
Liabilities:
Derivatives	$8.1	$-	$8.1	$-	$4.6	$-	$4.6	$-

Investments primarily represent securities held by a non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. For the three and nine month periods ended September 30, 2012, investments include an unrealized gain of $0.3 million and $0.6 million, respectively. We use the income approach as the valuation technique to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payables, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of September 30, 2012		As of December 31, 2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
6.66% senior unsecured notes due July 31, 2015	$75.0	$84.3	$75.0	$85.1
Revolving credit facility, expires on July 31, 2013	98.4	98.4	60.7	60.7
Foreign credit facilities	2.1	2.1	2.0	2.0
4.5% Brazilian Real loan due December 31, 2012	0.3	0.3	1.4	1.3
Other	1.0	1.0	0.9	0.9

The fair values of the senior unsecured notes and the Brazilian Real loan were estimated using discounted cash flow analysis based on incremental borrowing rates for similar types of borrowing arrangements and are classified in level 2 of the fair value hierarchy. The carrying value of the remaining borrowings approximates their fair value due to their variable interest rates.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $82.2 million at September 30, 2012, represent guarantees of our future performance. We also have provided approximately $6.1 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances we guarantee a small portion of our customers' financing arrangements and retain recourse to the equipment sold. As of September 30, 2012, the maximum future payment obligation of such guarantees was $2.3 million and the associated liability balance was $0.3 million. Historically, we have not made significant payments associated with guarantees of our customers' financing arrangements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Balance at beginning of period	$6.6	$7.9	$7.3	$8.0
Expense for new warranties	2.5	1.8	6.3	5.8
Adjustments to existing accruals	(0.6)	(0.3)	(0.8)	(0.3)
Claims paid	(2.9)	(2.3)	(7.2)	(6.4)
Balance at end of period	$5.6	$7.1	$5.6	$7.1

NOTE 10. BUSINESS SEGMENT INFORMATION

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Revenue
JBT FoodTech	$117.1	$129.5	$370.9	$390.7
JBT AeroTech	88.0	98.5	251.5	288.2
Other revenue (1) and intercompany eliminations	0.2	2.3	2.0	5.4
Total revenue	$205.3	$230.3	$624.4	$684.3
Income before income taxes
Segment operating profit:
JBT FoodTech	$9.0	$8.2	$29.8	$27.9
JBT AeroTech	8.4	8.7	21.2	24.0
Total segment operating profit	17.4	16.9	51.0	51.9
Corporate items:
Corporate expense (2)	(4.0)	(4.4)	(12.3)	(12.2)
Other (expense) income, net (1)	(3.1)	1.8	(6.6)	1.3
Net interest expense	(1.8)	(1.5)	(5.2)	(4.9)
Total corporate items	(8.9)	(4.1)	(24.1)	(15.8)
Income from continuing operations before income taxes	$8.5	$12.8	$26.9	$36.1
_________________

(1)

Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other (expense) income, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations. Other (expense) income, net includes a release of $0.3 million of restructuring reserves in the nine months ended September 30, 2012 related to JBT AeroTech and $0.1 million and $1.3 million of restructuring costs in the three and nine months ended September 30, 2011, respectively, related to JBT FoodTech.

(2)	Corporate expense primarily includes corporate staff expenses.

In 2011, the Company implemented a cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world. The cost reduction plan consisted primarily of a workforce reduction of approximately 115 positions. We recognized a pre-tax charge of $10.3 million in connection with the plan in the fourth quarter of 2011. In 2012, we have paid $7.2 million in connection with the cost reduction plan and expect to pay $2.6 million in the remainder of 2012 to complete the plan.

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

Total revenue in the third quarter of 2012 was $205.3 million, a decline of 11% from the prior-year quarter primarily due to shifts in delivery schedules of several orders. Segment operating profit was $17.4 million, an increase of 3% from the prior-year period. Gross margin expansion across both JBT FoodTech and JBT AeroTech drove the increase in segment operating profit. Despite the improved performance at the segment level, consolidated operating income for the third quarter was $10.3 million, down 28 percent from last year's third quarter. This decrease is largely attributable to $3.6 million in mark-to-market gains on foreign currency transactions reported in the third quarter of last year, relative to a small loss in the third quarter of this year. Third quarter inbound orders were $258.9 million and backlog was $343.9 million, representing a year-over-year increase of 22% and 11%, respectively. Year-to-date cash generated from continuing operating activities was $68.6 million, resulting in a record low level of debt, net of cash, of $92.4 million at quarter-end.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2012	2011	$	%
Revenue	$205.3	$230.3	$(25.0)	(10.9)%
Cost of sales	153.3	173.1	19.8	11.4
Gross profit	52.0	57.2	(5.2)	(9.1)
Selling, general and administrative expense	37.9	37.8	(0.1)	(0.3)
Research and development expense	3.3	4.5	1.2	26.7
Other expense, net	0.5	0.6	0.1	16.7
Operating income	10.3	14.3	(4.0)	(28.0)
Net interest expense	(1.8)	(1.5)	(0.3)	(20.0)
Income from continuing operations before income taxes	8.5	12.8	(4.3)	(33.6)
Provision for income taxes	2.3	4.7	2.4	51.1
Income from continuing operations	6.2	8.1	(1.9)	(23.5)
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	(100.0)
Net income	$6.1	$8.1	$(2.0)	(24.7)%

Total revenue decreased by $25.0 million, or $19.7 million in constant currency, in the third quarter of 2012 compared to the same period in 2011. The decrease was driven primarily by shifts in delivery schedules for approximately $26 million of orders across both JBT FoodTech and JBT AeroTech segments from the third quarter to the fourth quarter of 2012. The delays are further discussed in the respective segment sections. As a result, new equipment revenue decreased by $16.5 million. Recurring revenue decreased by $3.1 million, driven primarily by the lack of larger rebuild projects in JBT AeroTech.

Operating income decreased by $4.0 million in the third quarter of 2012 compared to the same period in 2011, while operating income margin decreased from 6.2% to 5.0%. The decrease in operating income resulted from the following:

●

Gross profit decreased by $5.2 million, or $3.7 million in constant currency. Lower sales volume resulted in $4.9 million of lower profit. Gross profit margin improved by 50 basis points as a result of lower costs and savings from our cost reduction initiatives and resulted in $1.2 million of higher profit.

●

Selling, general and administrative expenses as reported remained relatively flat, but increased by $1.6 million in constant currency. The increase was driven primarily by $0.5 million of lower income from the U.S. pension plan, $0.4 million in higher stock-based compensation expense and $0.7 million of higher other costs including consulting costs.

●	Research and development expense decreased by $1.2 million as a result of generally lower expenditures across most product lines.

●	Other expense, net remained relatively flat.

Income tax expense in the third quarter of 2012 includes favorable discrete adjustments to income tax provision of $0.7 million, primarily reflecting a lower tax liability for fiscal year 2011. The effective income tax rate for 2012 is 35%, which is consistent with 2011.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions)	2012	2011	$	%
Revenue
JBT FoodTech	$117.1	$129.5	$(12.4)	(9.6)%
JBT AeroTech	88.0	98.5	(10.5)	(10.7)
Other revenue and intercompany eliminations	0.2	2.3	(2.1)	(91.3)
Total revenue	$205.3	$230.3	$(25.0)	(10.9)%
Income before income taxes
Segment operating profit:
JBT FoodTech	$9.0	$8.2	$0.8	9.8%
JBT AeroTech	8.4	8.7	(0.3)	(3.4)
Total segment operating profit	17.4	16.9	0.5	3.0
Corporate items:
Corporate expense	(4.0)	(4.4)	0.4	9.1
Other (expense) income, net	(3.1)	1.8	(4.9)	*
Net interest expense	(1.8)	(1.5)	(0.3)	(20.0)
Total corporate items	(8.9)	(4.1)	(4.8)	(117.1)
Income from continuing operations before income taxes	$8.5	$12.8	$(4.3)	(33.6)%

_____________________

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes. Other (expense) income, net includes $0.1 million of restructuring costs in 2011 related to JBT FoodTech.

JBT FoodTech

JBT FoodTech's revenue decreased by $12.4 million, or $7.5 million in constant currency, in the third quarter of 2012 compared to the same period in 2011. New equipment revenue decreased by $5.6 million, as lower revenue from freezing and chilling products and protein processing products in North America and Asia Pacific were partially offset by higher revenue from the same products in Europe. Recurring revenue declined $1.9 million, driven primarily by a sale in a prior period of equipment previously leased to a customer. The lower revenue in 2012 reflects orders across several regions and product lines where delivery shifted from the third quarter to the fourth quarter of 2012.

JBT FoodTech's operating profit increased $0.8 million, or $1.2 million in constant currency, in the third quarter of 2012 compared to the same period in 2011, despite the decline in revenue. Operating profit margins increased from 6.3% to 7.7%. Lower sales volume resulted in $2.0 million of lower profit. However, gross profit margin increased and resulted in $3.4 million of higher profit. Gross profit margin increased as a result of lower costs driven by fewer parts used in servicing leased equipment, lower material costs in our coatings business and savings from our cost reduction initiatives. Additionally, lower spending on selling and research and development activities were offset by higher consulting costs related to an operational efficiency project.

JBT AeroTech

JBT AeroTech's revenue decreased by $10.5 million, or $10.0 million in constant currency, in the third quarter of 2012 compared to the same period in 2011. Revenue from sales of new equipment was $8.6 million lower, driven by $4.8 million of fewer automated systems projects and $4.2 million of lower revenue from gate equipment projects. Recurring revenue declined by $1.4 million, reflecting lower number of rebuild projects in 2012 compared to 2011. The lower revenue in gate equipment and a slight decrease in revenue in ground support equipment reflect orders for which delivery shifted from the third quarter to the fourth quarter of 2012. The delays in gate equipment were primarily customer driven, while delays in ground support equipment were primarily due to delays in receiving customer orders.

JBT AeroTech's operating profit declined $0.3 million in the third quarter of 2012 compared to the same period in 2011. Lower sales volume resulted in a decrease in profit of $2.1 million. This decrease was mostly offset by higher gross profit margins from aftermarket and ancillary equipment related to passenger boarding bridges, which resulted in $1.2 million of higher profit. Lower general and administrative spending saved an additional $0.8 million in expenses. Operating profit margins increased from 8.8% to 9.5%.

Corporate Items

Corporate items increased by $4.8 million in the third quarter of 2012 compared to the same period in 2011. In the third quarter of 2011, we recognized $3.6 million of gains on foreign currency transactions compared to none in the same period in 2012. A significant portion of our historical gains on foreign currency transactions have been due to entering into foreign exchange forward contracts to economically hedge some of the revenue of our Brazilian subsidiary, which has long-term lease contracts denominated or pegged to the U.S. dollar. We recognize gains on these foreign exchange forwards contracts when the Brazilian Real strengthens against the U.S. dollar and due to higher interest rates in Brazil. While our foreign currency transactions reflect fluctuations in many foreign currencies, for which the financial impacts are not predictable, if interest rates in Brazil continue to decline or U.S. interest rates increase, we do not expect to recognize a similar magnitude of gains in future periods. The increase in corporate items was also reflective of $0.5 million of lower income from the U.S. pension plan and $0.4 million in higher stock-based compensation expense.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2012	2011	$	%
Revenue	$624.4	$684.3	$(59.9)	(8.8)%
Cost of sales	468.0	516.1	48.1	9.3
Gross profit	156.4	168.2	(11.8)	(7.0)
Selling, general and administrative expense	114.6	113.3	(1.3)	(1.1)
Research and development expense	10.5	14.3	3.8	26.6
Other income, net	(0.8)	(0.4)	0.4	100.0
Operating income	32.1	41.0	(8.9)	(21.7)
Net interest expense	(5.2)	(4.9)	(0.3)	(6.1)
Income from continuing operations before income taxes	26.9	36.1	(9.2)	(25.5)
Provision for income taxes	8.8	12.7	3.9	30.7
Income from continuing operations	18.1	23.4	(5.3)	(22.6)
Loss from discontinued operations, net of taxes	(0.4)	(0.1)	(0.3)	*
Net income	$17.7	$23.3	$(5.6)	(24.0)%

__________________

* Not meaningful

Total revenue decreased by $59.9 million, or $43.6 million in constant currency, in the nine months ended September 30, 2012 compared to the same period in 2011. New equipment revenue decreased by $63.7 million as a result of lower revenue in both of our JBT FoodTech and JBT AeroTech segments. However, recurring revenue increased by $20.4 million and partially offset the decrease in new equipment revenue.

Operating income decreased by $8.9 million in the nine months ended September 30, 2012 compared to the same period in 2011, while operating income margin decreased from 6.0% to 5.1%. The decrease in operating income resulted from the following:

●

Gross profit decreased by $11.8 million, or $6.6 million in constant currency. Lower sales volume resulted in $10.8 million of lower profit. Gross profit margin improved slightly as a result of savings from our cost reduction initiatives and resulted in $2.6 million of higher profit. Gross profit benefited by $1.6 million from the absence of restructuring charges recognized in the prior-year period.

●

Selling, general and administrative expenses increased by $1.3 million, or $5.0 million in constant currency. Stock-based compensation expense and retirement benefit costs increased by $1.3 million and $1.5 million, respectively. Additionally, we incurred $1.3 million in consulting costs related to operational efficiency projects.

●	Research and development expense decreased by $3.8 million as a result of generally lower expenditures across most product lines.

●

Other income, net increased by $0.4 million. The increase was driven primarily by the $1.4 million gain on the transfer of the French hospital automated systems contracts and services and was partially offset by $0.6 million of costs related to the Molenaar acquisition.

Income tax expense in the nine months ended September 30, 2012 and 2011 reflected an expected effective income tax rate for the full year of 35%. However, in 2012 we recorded $0.6 million of favorable discrete adjustments to the income tax provision, primarily reflecting a lower tax liability for fiscal year 2011.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions)	2012	2011	$	%
Revenue
JBT FoodTech	$370.9	$390.7	$(19.8)	(5.1)%
JBT AeroTech	251.5	288.2	(36.7)	(12.7)
Other revenue and intercompany eliminations	2.0	5.4	(3.4)	(63.0)
Total revenue	$624.4	$684.3	$(59.9)	(8.8)%
Income before income taxes
Segment operating profit:
JBT FoodTech	$29.8	$27.9	$1.9	6.8%
JBT AeroTech	21.2	24.0	(2.8)	(11.7)
Total segment operating profit	51.0	51.9	(0.9)	(1.7)
Corporate items:
Corporate expense	(12.3)	(12.2)	(0.1)	(0.8)
Other (expense) income, net	(6.6)	1.3	(7.9)	*
Net interest expense	(5.2)	(4.9)	(0.3)	(6.1)
Total corporate items	(24.1)	(15.8)	(8.3)	(52.5)
Income from continuing operations before income taxes	$26.9	$36.1	$(9.2)	(25.5)%

________________

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes. Other expense, net includes a release of $0.3 million of restructuring reserves in 2012 related to JBT AeroTech and $1.3 million of restructuring costs in 2011 related to JBT FoodTech.

JBT FoodTech

JBT FoodTech's revenue decreased by $19.8 million, but only $4.5 million in constant currency, in the nine months ended September 30, 2012 compared to the same period in 2011. Recurring revenue increased by $13.1 million, driven primarily by higher sales of in-container processing aftermarket products, higher sales of freezing and chilling aftermarket products and higher leasing revenue from fruit and juice processing products. New equipment revenue decreased by $17.4 million and offset the increase in recurring revenue. The decrease in new equipment revenue was driven primarily by $15.0 million of lower sales in the project-based tomato and fruit processing equipment business and $3.3 million of lower sales of freezing and chilling products and protein processing products.

JBT FoodTech's operating profit increased by $1.9 million, or $3.5 million in constant currency, in the nine months ended September 30, 2012 compared to the same period in 2011, despite the decline in revenue. Operating profit margins increased from 7.1% to 8.0%. The increase in operating profit was driven by $4.0 million of higher gross profit. Lower sales volume resulted in a reduction of $1.2 million in profits, while higher gross profit margin resulted in $5.2 million of higher profit. Gross profit margin increased as a result of the favorable impact of higher aftermarket revenue and savings from our cost reduction initiatives. Selling, general and administrative expenses were $2.3 million higher primarily as a result of consulting costs related to operational efficiency projects. The remaining difference in operating profit was primarily due to lower research and development expenditures.

JBT AeroTech

JBT AeroTech's revenue decreased by $36.7 million in the nine months ended September 30, 2012 compared to the same period in 2011. New equipment revenue declined $43.0 million. Several passenger boarding bridge projects were delayed to late 2012 and 2013, creating a production gap in a business with generally longer lead times, resulting in $35.4 million of lower revenue in 2012 compared to 2011. Additionally, the lack of automated systems orders in 2012 reduced revenue by $5.8 million. However, higher recurring revenue from service contracts and sales of aftermarket products, parts and services partially offset the decrease in revenue by $7.3 million.

JBT AeroTech's operating profit decreased by $2.8 million in the nine months ended September 30, 2012 compared to the same period in 2011. Operating profit margins increased from 8.3% to 8.4%. Lower sales volume resulted in a decrease in profit of $7.3 million. The decrease in profit was partially offset by $1.7 million in higher gross profit margins from aftermarket and ancillary equipment related to passenger boarding bridges, a $1.4 million gain on the transfer of the French hospital automated systems contracts and services, and a decrease of $1.2 million in selling, general and administrative costs.

Corporate Items

Corporate items increased by $8.3 million in the nine months ended September 30, 2012 compared to the same period in 2011. The increase was driven primarily by $5.7 million in lower gains on foreign currency transactions and $1.5 million in lower U.S. pension income.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
JBT FoodTech	$135.7	$126.1	$445.5	$414.9
JBT AeroTech	122.8	83.4	292.3	287.8
Other and intercompany eliminations	0.2	2.3	2.0	5.4
Total inbound orders	$258.7	$211.8	$739.8	$708.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	September 30, 2012	December 31, 2011	September 30, 2011
JBT FoodTech	$173.1	$98.5	$127.6
JBT AeroTech	170.8	147.5	183.0
Total order backlog	$343.9	$246.0	$310.6

Order backlog in our JBT FoodTech segment at September 30, 2012 increased by $74.6 million since December 31, 2011 and by $45.5 million since September 30, 2011. The increase since December 31, 2011 was driven by $24.0 million and $21.3 million of higher backlog for freezing and chilling products in Europe and North America, respectively, $12.7 million of higher backlog for in-container processing products and $12.5 million of higher backlog for tomato and fruit processing products. The increase in order backlog since September 30, 2011 was driven by the same products and regions.

Order backlog in our JBT AeroTech segment at September 30, 2012 increased by $23.3 million since December 31, 2011 driven by large orders for ground support equipment and passenger boarding bridges partially offset by lower inbound orders of automated systems products. Order backlog decreased by $12.2 million since September 30, 2011 primarily due to lower order activity for automated systems. During the quarter, two contracts with the U.S. Air Force were modified, resulting in cancellation of $17.5 million in remaining unfilled deliveries on those contracts, and were removed from backlog. There had been no deliveries on these contracts, which had originally totaled $37.5 million, since 2008. The resolution of these contracts did not have any impact on the 2012 sales or earnings.

Liquidity and Capital Resources

Our primary sources of capital are cash provided by operating activities of our U.S. and foreign operations and our U.S. credit facility. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements. We are not aware of any circumstances that are likely to result in our liquidity increasing or decreasing materially.

As of September 30, 2012, we had $84.4 million of cash and cash equivalents, $81.4 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain substantial operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisition arise in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

Cash Flows

Cash flows for the nine months ended September 30, 2012 and 2011 were as follows:

(In millions)	2012	2011
Cash provided by continuing operating activities	$68.6	$44.2
Cash required by investing activities	(21.4)	(16.0)
Cash provided (required) by financing activities	28.6	(20.2)
Net cash required by discontinued operations	(0.5)	(0.4)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	(1.2)
Increase in cash and cash equivalents	$75.4	$6.4

Cash provided by continuing operating activities during the nine months ended September 30, 2012 was $68.6 million, representing a $24.4 million increase compared to the same period in 2011. The increase was driven by faster collection of accounts receivable, higher advance payments from customers and lower investment in inventory. Additionally, in the nine months ended September 30, 2012, we contributed $12.0 million to our U.S. qualified pension plan compared to $8.0 million in the same period in 2011. In the fourth quarter of 2011, we implemented a $10.3 million cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world. The cost reduction plan consisted primarily of a workforce reduction of approximately 115 positions. In 2012, we have paid $7.2 million in connection with the cost reduction plan and expect to pay $2.6 million in the remainder of 2012 to complete the plan.

Cash required by investing activities during the nine months ended September 30, 2012 was $21.4 million, representing a $5.4 million increase compared to the same period in 2011. The change in cash flows is primarily attributed to an acquisition, where we paid $5.0 million in May 2012. Under the payment terms of the transaction, we will make the final payment of $5.0 million in December 2012. The remaining investing activities consist primarily of capital expenditures. Much of our spending supports the maintenance and upgrading of our installed base of leased equipment. We anticipate spending $16 to $19 million on construction of a new JBT FoodTech plant in Lakeland, Florida to replace an existing plant in the same area. We have not made substantial investment in this project thus far in 2012 and expect to spend approximately $5 million to $6 million per year in 2013, 2014 and 2015.

Cash provided by financing activities during the nine months ended September 30, 2012 was $28.6 million compared to cash required by financing activities of $20.2 million in the same period in 2011. The change in the cash flows is primarily attributed to an increase in the funds drawn under our U.S. credit facility. Historically, we have paid quarterly cash dividends of $0.07 per share and have repurchased treasury stock in the market. The share repurchase program was authorized in 2011 for purchases of up to $30 million of our common stock through 2014. The timing, price and volume of future purchases will be based upon market conditions, relevant securities laws and other factors.

Financing Arrangements

We have a $225 million revolving credit facility that expires on July 31, 2013. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.'s Prime Rate or the Federal Funds Rate plus 50 basis points, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 17.5 to 35 basis points, depending on our leverage ratio. As of September 30, 2012, we had $98.4 million drawn on the credit facility, $9.1 million in letters of credit issued under the credit facility and $117.5 million of additional available funds. We are in the process of renewing the existing credit facility and anticipate that we will be able to do so before the end of 2012.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At September 30, 2012, we were in compliance with all covenants of our debt agreements as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of September 30, 2012
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	10.55
Leverage ratio (2)	Not greater than 3.0	2.48
Capital expenditures (3)	Not greater than $34.8 million	$17.3 million
Restricted payments (4)	Not greater than $20 million	$6.4 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	10.55
Leverage ratio (2)	Not greater than 3.25	2.48

 ___________________

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

Outlook

We project a record fourth quarter performance, supported by a strong quarter-end backlog and continued savings from cost reduction actions taken earlier in the year. However, we expect a modest top-line contraction for the full-year 2012, primarily resulting from lower than previously forecasted sales volume and shifts in delivery schedules to 2013 of certain large orders. As a result, we expect 2012 diluted earnings per share from continuing operations to be in the range of $1.22 to $1.28.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and cash flows for the nine-month periods ended September 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company's management.

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

November 7, 2012

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the nine months ended September 30, 2012.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the nine months ended September 30, 2012.

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

Date: November 7, 2012

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

101*

The following materials from John Bean Technologies Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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