Form 10-K
period 2012-12-31
John Bean Technologies CORP
filed 2013-03-07
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $371,988,398.

At March 1, 2013, there were 28,937,699 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by John Bean Technologies Corporation, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward looking statements include, among others, statements relating to:

•	Fluctuations in our financial results;
•	Unanticipated delays or acceleration in our sales cycles;
•	Deterioration of economic conditions;
•	Sensitivity of segments to variable or volatile factors;
•	Changes in demand for our products and services;
•	Changes in commodity prices, including those impacting materials used in our business;
•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business;
•	Increases in energy prices;
•	Changes in food consumption patterns;
•	Impacts of pandemic illnesses, food borne illnesses and diseases to various agricultural products;
•	Weather conditions and natural disasters;
•	Acts of terrorism or war;
•	Termination or loss of major customer contracts;
•	Customer sourcing initiatives;
•	Competition and innovation in our industries;
•	Our ability to develop and introduce new or enhanced products and services;
•	Difficulty in developing, preserving and protecting our intellectual property;
•	Our ability to protect our information systems;
•	Adequacy of our internal controls;
•	Our ability to successfully integrate, operate and manage acquired businesses and assets;
•	Loss of key management and other personnel;
•	Potential liability arising out of the installation or use of our systems;
•	Our ability to comply with the laws and regulations governing our U.S. government contracts;
•	Our ability to comply with U.S. and international laws governing our operations and industries;
•	The outcome of pending or future litigation;
•	Increases in tax liabilities;
•	Difficulty in implementing our business strategies; and
•	Availability and access to financial and other resources.

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

JBT FoodTech markets its solutions and services to multi-national and regional industrial food processing companies. The product offerings of our JBT FoodTech businesses include:

•	freezer solutions for the freezing and chilling of meat, seafood, poultry, ready-to-eat meals, fruits, vegetables, dairy and bakery products;
•	protein processing solutions that portion, coat, fry and cook poultry, meat, seafood, vegetable and bakery products;
•	in-container processing solutions for fruits, vegetables, soups, sauces, dairy and pet food products as well as ready-to-eat meals in a wide variety of modern packages; and
•	fruit and juice processing solutions that extract, concentrate and aseptically process citrus, tomato and other fruits and juices.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies, military forces and other industries. The product offerings of our JBT AeroTech businesses include:

•	ground support equipment for cargo loading, aircraft deicing and aircraft towing;
•	gate equipment for passenger boarding, on the ground aircraft power and cooling;
•	airport services for maintenance of airport equipment, systems and facilities;
•	military equipment for cargo loading, aircraft towing, aircraft power and on the ground aircraft cooling; and
•	automatic guided vehicles for material handling in the automotive, printing, food & beverage, manufacturing, warehouse, and hospital industries.

For financial information about our business segments see Note 14 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In 2012, we continued the execution of our 4G value creation strategy. The growth areas where we are focused on building value are detailed below.

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

As a complement to our 4G strategy, we have been formalizing our approach to accelerate Corporate Social Responsibility (CSR) and its positive impacts on our company, customers and world. JBT has a long tradition of doing what’s right and a culture built upon caring about our employees’ health, safety and wellbeing, partnering with our customers to improve their operations, and giving back to the communities where we live and work. Building upon that strong foundation, we are sharing energy efficiency best practices, measuring resource utilization, and setting baselines and goals. Our equipment and technology are already efficient users of resources and strong contributors to the sustainability of both our food processing and air transportation customers. A key CSR objective is to further align our business with our customers, many of whom have aggressive CSR programs in place.

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

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. Throughout our history, we have delivered over 40,000 pieces of food processing equipment which includes more than 8,000 industrial freezers, 2,400 industrial citrus juice extractors, 3,000 industrial sterilization systems and 8,000 coating systems. We estimate that the installed base of our equipment collectively processes approximately 75% of the global production of citrus juices, freezes approximately 50% of commercially frozen foods on a global basis and sterilizes approximately 50% of the world’s canned foods. This installed base provides a stream of recurring revenue from aftermarket products, parts, services and lease arrangements. Recurring revenue accounted for 50% of our JBT FoodTech total revenue in 2012. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers.

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

Freezing and Chilling. We developed the first commercial food processing freezers in the 1960s, and we remain the world’s leading supplier of freezing and chilling solutions to the food processing industry. We design, assemble, test and install industry-leading technologies under the Frigoscandia® brand, which include the GYRoCOMPACT® self-stacking spiral, the FLoFREEZE® individual quick freezing (IQF) system and the ADVANTEC™ linear/impingement freezing system, as well as flat product and contact freezers, chillers and proofers. Our freezers are designed to meet the most stringent demands for quality, economy, hygiene and user-friendliness. We offer a full range of capacities and accessories to optimize our customers’ variable production needs. Our industrial freezers can be found in plants that are processing food products ranging from meat, seafood and poultry to bakery products and ready-to-eat meals, fruits, vegetables and dairy products. The following is an overview of our freezing and chilling technology offerings, which accounted for 13% of our total revenue in 2012.

Product Offering	Product Description	Food Applications	Capacity
GYRoCOMPACT ® Self-Stacking Spiral Freezer, Chiller, Proofer	Compact, self-contained design for quick, uniform freezing	Poultry, Meat, Seafood, Bakery, Dairy, Vegetables, Ready Meals	Up to 10 tons/hour

FloFREEZE ® Individual Quick Freeze (IQF)	Individually freezes sensitive, sticky and uneven shaped products	Fruits, Vegetables, Seafood, Pasta, Rice	Up to 16 tons/hour

ADVANTEC ® Impingement Linear Freezers and Chillers	Quick freezing of thin, flat food	Meat, Seafood	Up to 5 tons/hour (over 20,000 ¼ lb. burgers per hour)

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

Product Offering	Product Description	Food Applications	Capacity
DSI™ Portioning Systems	Computer-positioned vertical high-pressure water-jets cut complex shapes	Poultry, Meat, Seafood, Pizza	Over 7 tons/hour

DSI™ Adaptive Thickness Systems	Intelligent slicing for consistent product thickness	Poultry, Meat, Seafood	Over 2 tons/hour

Stein™ Coating Applicators	Application of batter, tempura or breading prior to cooking	Poultry, Meat, Seafood, Vegetables	Over 7 tons/hour (over 150,000 ½ oz. chicken nuggets per hour)

THERMoFIN ™ Frying Systems	Patented technology that heats oil quickly and precisely for even and cost effective frying	Poultry, Meat, Seafood	Over 7 tons/hour (over 150,000 ½ oz. nuggets/hour)

GYRoCOMPACT ® Spiral Ovens	Multi-zone spiral oven with programmable air control for consistent and uniform cooking	Poultry, Meat, Seafood	Over 9 tons/hour (over 40,000 4 oz. chicken breasts per hour)

JSO JetStream ® Linear Ovens	High intensity convection oven for fast cooking with optimal flavor sealing and browning	Meat, Poultry	Over 4.5 tons/hour (over 20,000 ¼ lb. burgers per hour)

Double D™ Revoband Linear Oven	Custom built, high impingement oven for roasting, steaming and baking	Bakery, Meat, Seafood, Poultry, Vegetables	Over 1 ton/hour (over 30,000 croissants per hour)

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

Product Offering	Product Description	Food Applications	Capacity
Fillers	Filling of wide-neck, rigid and pre-formed containers with food and beverage products	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Milk, Ready to Drink Coffee and Tea, Pet Food	Over 1,200 containers per minute

Closers	Closing and seaming of can after being filled	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Milk, Ready to Drink Coffee and Tea, Pet Food	Up to 2,000 containers per minute

Continuous Rotary and Hydrostatic Sterilizers	Commercial sterilization of food in cans	Ready Meals, Canned Milk, Soups, Sauces, Fruits, Vegetables, Seafood, Meat, Poultry, Pet Food	Over 1,800 containers per minute (550 cans of soup/minute or 2,000 cans of cat food per minute)

Automated Batch Retorts	Commercial sterilization of foods in flexible or rigid pre-formed packaging	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry	Over 1,500 containers per minute (600 microwave pasta bowls per minute)

LOG-TEC ™ Control Systems and Modeling Software	Automated control and documentation of sterilization process; modeling software to optimize cooking processes	Ready Meals, Canned Milk, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Pet Food	Matches the sterilization system capacity

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

We provide technology solutions and products to extend the life, improve the appearance and preserve the taste of fresh fruits and vegetables. Once protected, fresh fruits or vegetables are individually labeled by our fast and efficient produce labeling systems. We also provide an integrated food safety solutions package including advisory services and data collection, management and monitoring technologies. The following is an overview of our fruit and juice processing technology offerings, which accounted for 13% of our total revenue in 2012.

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

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment, corrosion monitoring control, food safety and process auditing and the provision of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts and services coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing recurring revenue. JBT FoodTech aftermarket products, parts and services accounted for 20% of our total revenue in 2012.

JBT AeroTech

JBT AeroTech is a leading supplier of customized solutions and services used for applications in the air transportation industry. We design, manufacture and service technologically sophisticated ground support equipment, airport gate equipment, automatic guided vehicles and services for airport authorities, airlines, airfreight, ground handling companies, the military and other industries.

We believe our strong market positions result from our ability to customize our equipment and services utilizing differentiated technology to meet the specific needs of our customers. We continually strive to improve our existing technologies and develop new technologies by working closely with our well established customer base.

As a market leader for many decades, there is a significant installed base of our airport and airline equipment around the world. We have delivered the largest volume of cargo loaders (9,300+), passenger boarding bridges (7,700+) and aircraft deicers (4,600+). We have also sold more than 2,200 mobile passenger steps, 1,900 cargo transporters and 1,600 tow tractors that are operating at airports around the world. This installed base provides a stream of recurring revenue from aftermarket parts, products and services. Recurring revenue accounted for 38% of JBT AeroTech total revenue in 2012. Our installed base also offers continuous access to customer feedback for improvements and new product development.

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

We also manufacture and supply a full array of B-series conventional and Expeditor™ towbarless aircraft tow tractors for moving aircraft without consumption of jet fuel and self-propelled transporters for pallet and container handling. We also offer a line of self-propelled passenger boarding steps and the RampSnake ® bulk loader for the loading of baggage, cargo and mail packages into aircraft baggage holds.

Airlines and ground handling companies face increased pressure to reduce emissions and minimize fuel usage. We have a long history of delivering alternative fuel ground support equipment that provides a solution to these environmental and operational challenges. Our alternative fuel design approach is to provide modular ground support equipment, capable of being powered by a variety of power sources. Our electric powered product offering includes Commander cargo loaders, cargo transporters, RampSnake bulk loading systems, conventional aircraft pushback tractors, and passenger boarding steps. We also offer electric retrofit kits for our existing delivered base of diesel powered Commander cargo loaders. The following is an overview of our ground support equipment technology offerings, which accounted for 11% of our total revenue in 2012.

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

Gate Equipment. We are a leading supplier of airport gate equipment. Our Jetway ® passenger boarding bridges have set the standard for airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959.

We also manufacture a variety of sizes and configurations of auxiliary equipment including 400 Hertz ground power and preconditioned air units that supply aircraft requirements for electrical power and cooled air circulation for the environmental control system (air-conditioning) and main engine starting during ground operations. Our point-of-use and mobile 400 Hertz and pre-conditioned air units enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate. The following is an overview of our gate equipment technology offerings, which accounted for 10% of our total revenue in 2012.

Product Offering	Product Description	Aircraft Ranges	Capacity
Passenger Boarding Bridges	Bridge for moving passengers between the airport terminal building and the aircraft	Regional Jets up to Airbus A380	Link aircraft with the airport terminal

Ground Power	Provide power and light for passenger and crew onboard, while waiting to be pushed back from gate Both point-of-use and complete above and below grade distribution systems	Regional Jets up to Airbus A380	Converts 50/60 Hertz utility power to aircraft compatible 400 Hertz power, including 28VDC and 270 VDC service

Pre-conditioned Air
Climate convenience for passenger and crew onboard, while waiting to be pushed back from gate
Hangar applications for aircraft servicing and testing, including below grade distribution systems
High pressure air conditioning systems to support customer requirements including air start
		Regional Jets up to Airbus A380	20 to 120 refrigerated tons pre-conditioned air units for ground cooling

Military Equipment. In 2000, we were awarded the production contract to supply the U.S. Air Force with a new generation of military air cargo loader which is now known as the Halvorsen loader. We have delivered over 500 Halvorsen 25K Loaders to the United States military and international forces and we continue to provide parts support, service and retrofit kits for these Halvorsen loaders.

Our Ground Support product line also supplies large aircraft tow tractors to the U.S. Air Force. Our Gate Equipment product line supplies a wide range of ground power and mobile air conditioning units to the U.S. Air Force, the U.S. Navy, international military forces and airframe manufacturers. The following is an overview of our military equipment technology offering.

Product Offering	Product Description	Aircraft Ranges	Capacity

Halvorsen 25K and 44K Cargo Loaders	Rapidly deployable, high-reach loader that can transport and lift cargo onto military and commercial cargo aircraft	All current military and commercial cargo aircraft	Load and transport up to 44,000 lbs.

Aircraft Tow Tractors	Towing of aircraft around the airport ramp	Large cargo transport aircraft	Draw bar pull of up to 72,000 lbs.

Mobile Power	Mobile and hangar-based power units used for aircraft servicing, testing and starting	Jet fighters up to cargo transport aircraft	400 Hertz power, including 28VDC and 270 VDC service

Mobile Air Conditioning	Mobile and hangar-based air conditioning and high pressure units used for on the ground cooling and starting	Jet fighters up to cargo transport aircraft	30 to 110 ton mobile air conditioning and high pressure units

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

Automated Systems.   We are an industry leader in providing fully integrated Automatic Guided Vehicle Systems for repetitive material movement requirements in the automotive, printing, food & beverage, manufacturing, warehouse, and hospital industries. We provide engineering services and simulations to evaluate the material handling requirements, automatic guided vehicle system hardware and software, and hardware and software integration for a complete, seamless solution. We have delivered over 450 automatic guided vehicle systems including over 3,200 guided vehicles.

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

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks and licenses that are cumulatively important to our business. We own approximately 434 United States and foreign patents and have approximately 275 patent applications pending in the United States and abroad. Further, we exclusively license approximately 48 United States and foreign patents and applications. Moreover, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 352 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on our overall business.

Competition
We conduct business worldwide and compete with a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area, and large multinational or regional companies.

We compete by leveraging our industry expertise to provide differentiated and proprietary technology, integrated systems, high product quality and reliability and quality aftermarket service. JBT strives to provide its customers with equipment that achieves their lowest total cost of ownership; in the food processing industry, we also distinguish ourselves by providing increased yields with improved final product quality.

JBT FoodTech’s major competitors include Advanced Equipment Inc., Allpax Products, Inc., Atlas Pacific Engineering Company, Inc., Barry-Wehmiller Companies, Inc., Brown International Corp., CFT S.p.A., FPS Process Foods Solutions, GEA Group Aktiengesellschaft, Heat & Control, Inc., I.J. White Systems, Marel Food Systems, Marel hf. MYCOM, Middleby Corporation, Nantong Freezing Equipment Company, Ltd., Provisur Technologies, Inc. and Steriflow SAS.

JBT AeroTech’s major competitors include Elite Line Services, Inc., ERMC, FCX Systems Inc., Global Ground Support LLC, Illinois Tool Works Inc., Johnson Controls Inc., Linc Facility Services, Schopf Maschinenbau GmbH, Shenzhen CIMC-TianDa Airport Support Ltd., ThyssenKrupp AG, TLD, Trepel Airport Equipment GmbH, Tug Technologies Corporation, Vestergaard Company A/S, and Weihai Guangtai Airport Equipment Co., LTD,

Employees
We employ approximately 3,200 people with approximately 1,950 located in the United States. Approximately 170 of our employees in the United States are represented by one collective bargaining agreement that covers these employees through August of 2014.

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

JBT FoodTech’s customers range from large multinational food processing companies to smaller regional food processing companies. Our principal customers include companies such as: AdvancePierre Foods, Inc., Agrosuper S.A., Ajinomoto, Co. Ltd., Ardo N.V., Aujan Industries Co LLC, Bonduelle Group, Brasil Foods S.A.,Campbell Soup Company, Charoen Pokphand Group, CIA Pesquera Camanchaca S.A., Citrofrut, S.A. de C.V., Citrovita Agro Industrial Ltda, The Coca-Cola Company, COFCO Tunhe Tomato Products Co. Ltd., ConAgra Foods, Inc., Conserva Italia, DelMonte Foods Company, Dole Food Company, Inc., Dr. August  Oetker Nahrungsmittel KG, Eckes-Granini Group GmbH, Florida’s Natural Growers, General Mills, Inc., Gloria Foods Company, Great Giant Pineapple Co., Grupo Fisher, Hero AG, H.J. Heinz Company, Hillshire Brands Company, Huiyan Group, Inghams Enterprises Pty Limited, Industrias Bachoco, J. Garcia-Carrion., S.A., J.R. Simplot Company, Jamba Juice Company, Jain Irrigation Systems Ltd., JBS S.A., Keystone Foods LLC, Leche Pascual, S.A., Louis Dreyfus Commodities, Marfrig Alimentos S.A., McCain Foods Limited, Mercadona, S.A., Morning Star Packing Company, National Food Industries LLC, Nestlé S.A., Novartis AG, Nutricima Limited, Organizacion Altex, S.C., OSI Group, LLC, Pilgram’s Pride Corporation, Pilgram’s Sadia S.A., Rich Products Corporation, Southern Gardens Citrus Processing Group, LLC, Starkist Tuna, Sucocitrico Cutrale, Sunkist Growers, Inc., Thai Dairy Industry Co. Ltd., Thai Union Frozen Products Public Company Limited, Tropicana Products, Inc., Tyson Foods, Inc., Unilever PLC, Wayne Farms LLC, and Xinjiang Chalkis Tomato Products Co. Ltd.

JBT AeroTech’s customers are domestic and international airlines, airfreight and ground handling companies, domestic and international airport authorities and the United States and foreign military forces. Our principal customers include companies such as: Air Canada, Air China, Air France KLM, All Nippon Airways, The Boeing Company, British Airports Authority, British Airways, the Canadian Forces, China Eastern Airlines, China Southern Airlines, Cincinnati/Northern Kentucky International Airport, Dallas Fort Worth International Airport, Delta Air Lines, Denver International Airport, DHL, FedEx Corp., EgyptAir, Houston Airport Systems, Iberia Airlines, LAN Airlines, Lockheed Martin Corporation, Los Angeles International Airport, Massport/Logan International Airport, Manchester Airports Group plc., McCarran International Airport, Menzies Aviation, Miami International Airport, Nordic Aero AB, Northrup Grumman Corporation, Saab AB, Servisair, Singapore Airport Terminal Services, Southwest Airlines, Swissport International, TAM Airlines, TGS Turkish Ground Services Inc., Thai Airways International, United Continental Holdings, Inc., UPS, US Airways Group, Inc. and the U.S. Air Force.

Government Contracts
We currently supply the Halvorsen cargo loader, aircraft tow tractors and mobile air conditioning units and logistics support to the U.S. Department of Defense and international forces. The amount of equipment and parts supplied to these programs is dependent upon annual government appropriations and levels of military spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

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

 EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 28, 2013, are as follows:

Name	Age	Office, year of election
Charles H. Cannon, Jr.	60	Chairman, Chief Executive Officer and President (2008)
Ronald D. Mambu	63	Vice President, Chief Financial Officer and Controller (2008)
Torbjörn Arvidsson	61	Vice President and Division Manager-Food Solutions and Services (2008)
Steven R. Smith	52	Vice President and Division Manager-Food Processing Systems (2011)
John Lee	55	Vice President and Division Manager-JBT AeroTech (2008)
Juan C. Podesta	61	Vice President, Corporate Development and Planning (2011)
Kenneth C. Dunn	56	Vice President, General Counsel and Assistant Secretary (2008)
Mark K. Montague	59	Vice President, Human Resources (2008)
Megan J. Rattigan	44	Chief Accounting Officer (2008)

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

STEVEN R. SMITH has served as our Vice President and Division Manager-Food Processing Systems since October 2011. Mr. Smith joined FMC Corporation in 1989 as a Business Planner with FMC's Petroleum Equipment Group in Houston, Texas. Since then, he has served in a variety of sales, marketing, and line management roles within FMC Corporation and FMC Technologies, Inc., JBT's previous parent companies, as well as with JBT FoodTech, including most recently serving as the General Manager for the America's Operations of FoodTech's Food Solutions and Services Division from 2003 to 2011.

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

JUAN C. PODESTA has served as our Vice President, Corporate Planning and Development since October 2011. Mr. Podesta joined FMC Corporation in 1989 as Product Manager, Citrus Systems in Lakeland, Florida. Since then, he has served in a variety of sales, marketing, and line management roles within FMC FoodTech, including International Manager for the Citrus Machinery Division from 1990 to 1992, General Manager, Fruit & Vegetable Processing based in Parma, Italy from 1992 to 1994, General Manager, Canning Systems based in St. Niklaas, Belgium from 1995 to 1996, Division Manager, Food Processing Systems & Agricultural Machinery from 1997 to 1999, President FMC Europe, based in Brussels, Belgium from 2000 to 2002 and Division Manager-Food Processing Systems Division from 2000 to 2011.

KENNETH C. DUNN has served as our Vice President and General Counsel since October 2008. Prior to joining the Company, Mr. Dunn served as Chief Sustainability Officer for the Denver Public School (“DPS”) system from June through September 2008.  Prior to DPS, Mr. Dunn worked for Quest Communications International, Inc., where he served as Vice President and Chief Corporate Development and Strategy Officer from 2004 to May 2008. From 2002 to 2004, Mr. Dunn served Qwest as Vice President and Deputy General Counsel – Complex Transactions. From 2001 to 2002, Mr. Dunn performed pro-bono environmental lawwork primarily on public lands issues in the Mountain West. From 1999 to 2001, Mr. Dunn worked for SBC Communications, Inc., serving as its General Attorney and Assistant General Counsel – Mergers and Acquisitions. From 1995 to 1999 he served as Assistant General Counsel – Transactions for Ameritech Corporation. Prior to that, Mr. Dunn was a Vice President and Associate General Counsel of John Nuveen & Company. From 1982 through 1995, Mr. Dunn was in private law practice with the Chicago based law firm of Gardner, Carton & Douglas.

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

MEGAN J. RATTIGAN has served as our Chief Accounting Officer since November 2008. Ms. Rattigan served as our Director of Financial Control since July 2008. Ms. Rattigan was FMC Technologies’ Manager of Financial Reporting and Accounting Research from April 2005 until July 2008. Prior to that, Ms. Rattigan served as a consultant to FMC Technologies from January 2002 until April 2005. From July 1998 until December 2001, Ms. Rattigan was Director of Finance for Chart House Enterprises, Inc. Ms. Rattigan is a certified public accountant and began her professional career in the Assurance practice of Ernst & Young LLP in 1992.

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

We operate manufacturing facilities in nine countries other than the United States, and our international sales accounted for a significant portion of our 2012 revenue. Multiple factors relating to our international operations and to particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include:

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

Fluctuations in currency exchange rates could negatively affect our business, financial condition and results of operations .

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

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Should an E. coli or other food borne illness cause a recall of meat or produce, the companies supplying those fresh, further processed or canned forms of these products could be severely financially affected. Any negative impact on the financial viability of our customer base of fresh or processed food providers could seriously affect and reduce our immediate and recurring revenue base.

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

The federal government is the largest contractor in the United States. Our JBT AeroTech business enters into contracts with the U.S. government, including contracts relating to the sale and logistics support of our Halvorsen Loader, which is a military air cargo loader, to the U.S. Air Force. As a result we are subject to various laws and regulations that apply to companies doing business with the U.S. government. The laws governing U.S. government contracts differ in several respects from the laws governing private contracts. They are heavily regulated to curb misappropriation of funds and ensure uniform policies and practices across agencies. Their ongoing funding is tied to National Defense Budgets and Procurement Programs that are annually negotiated and approved or disapproved by the U.S. Department of Defense, Executive Branch and the Congress. For example, if there were any shifts in spending priorities or if funding for the U.S. Air Force cargo loader program were reduced or cancelled as a result of the so called sequester or otherwise, the resulting loss of revenue may have a material adverse impact on our JBT AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. Moreover, U.S. defense contracts, in particular, are unilaterally terminable at the option of the U.S. government with compensation for work completed and costs incurred.

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

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated other comprehensive income. At the end of 2012, the projected benefit obligation of our pension plans was $331.5 million and plan assets were $231.9 million. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Defined Benefit Pension and Other Postretirement Plans in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.
ITEM 2.          PROPERTIES

We lease executive offices totaling approximately 24,000 square feet in Chicago, Illinois. We believe that our properties and facilities meet our current operating requirements and are in good operating condition. However, our facility in Lakeland is one of our older facilities, and we are in the process  of replacing the existing facility. We believe that each of our significant manufacturing facilities is operating at a level consistent with the industries in which we operate. The following are significant production facilities for our JBT FoodTech operations:

LOCATION	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	250,000	Owned
Lakeland, Florida	225,000	Owned
Sandusky, Ohio	140,000	Owned

International:
St. Niklaas, Belgium	289,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased
Araraquara, Brazil	125,000	Owned
Parma, Italy	72,000	Owned
Ningbo, China	60,000	Leased
Edinburgh, Scotland	41,000	Leased
Cape Town, South Africa	38,000	Leased

The significant production properties for our JBT AeroTech operations are listed below:

LOCATION	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Orlando, Florida	253,000	Owned
Ogden, Utah	220,000	Owned/Leased
Chalfont, Pennsylvania	67,000	Leased

International:
Madrid, Spain	258,000	Owned
Kunshan, China	54,000	Leased
Shenzhen, China	43,000	Leased
Juarez, Mexico	33,000	Leased

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol JBT. As of March 1, 2013, there were 2,595 holders of record of JBT Corporation’s common stock. Information regarding the market prices of our common stock and dividends declared for the two most recent fiscal years is provided in Note 15 to our consolidated financial statements in Item 8. Other information required by this Item can be found in the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

CUMULATIVE TOTAL RETURN

Issuer Purchases of Equity Securities
Information on our purchases of equity securities during the fourth quarter of 2012 follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2012 – October 31, 2012	-	-	-	$29.7 million
November 1, 2012 – November 30, 2012	180,000	$15.79	180,000	$26.9 million
December 1, 2012 – December 31, 2012	43,600	$16.69	43,600	$26.1 million
Total	223,600	$15.96	223,600	$26.1 million

(1)	Shares repurchased under the 2011 share repurchase plan (see Note 9 to our consolidated financial statements for more information).

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

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for each of the three years in the period ended December 31, 2012 and the balance sheet data as of December 31, 2012 and 2011 are derived from our audited financial statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2010, 2009 and 2008  and the income statement and cash flow data for the years ended December 31, 2009 and 2008 were derived from audited financial statements that are not presented in this report.

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

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010	2009	2008
Income Statement Data:
Revenue:
JBT FoodTech	$548.5	$542.6	$520.8	$515.8	$584.0
JBT AeroTech	366.0	407.4	351.2	320.7	446.9
Other revenue and intercompany eliminations	2.8	5.8	8.4	5.1	(2.8)
Total revenue	$917.3	$955.8	$880.4	$841.6	$1,028.1
Operating expenses:
Cost of sales	$686.5	$721.2	$645.8	$617.3	$775.4
Selling, general and administrative expense	156.6	152.9	147.8	147.8	152.9
Research and development expense	14.3	18.5	17.5	17.1	22.0
Restructuring expense	0.1	11.6	3.7	3.9	0.9
Other (income) expense, net	(1.1)	(1.6)	(1.5)	(2.2)	6.6
Operating income	60.9	53.2	67.1	57.7	70.3
Net interest expense	(6.9)	(6.4)	(7.8)	(8.8)	(3.8)
Income from continuing operations before income taxes	54.0	46.8	59.3	48.9	66.5
Provision for income taxes	16.9	16.0	21.4	16.1	22.4
Income from continuing operations	37.1	30.8	37.9	32.8	44.1
(Loss) income from discontinued operations, net of income taxes	(0.9)	(0.3)	(0.6)	-	0.1
Net income	$36.2	$30.5	$37.3	$32.8	$44.2
Common Stock Data:
Diluted Earnings Per Share (1):
Income from continuing operations	$1.26	$1.05	$1.30	$1.15	$1.59
Net income	$1.23	$1.04	$1.28	$1.15	$1.59
Diluted weighted average shares outstanding	29.5	29.3	29.1	28.6	27.8
Common Stock Sales Price Range:
High	$18.20	$21.00	$21.19	$19.25	$15.18
Low	$12.76	$13.16	$14.34	$8.05	$5.85
Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.07

	At December 31,
(In millions)	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$678	$592.2	$582.2	$520.4	$578.1
Long-term debt, less current portion	189.1	135.7	145.4	131.8	185.0

	Year Ended December 31,
(In millions)	2012	2011	2010	2009	2008
Other Financial Information:
Capital expenditures	$24.7	$20.8	$24.3	$19.8	$22.9
Cash flows provided by continuing operating activities	$86.6	$37.0	$17.6	$54.1	$81.8
Order backlog (unaudited)	$283.1	$246.0	$286.8	$211.2	$285.5
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

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview
We are a global technology solutions provider for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have established a large installed base of food processing equipment as well as airport support equipment and have built a strong global presence with manufacturing, sourcing, sales and service organizations located on six continents to support equipment that has been delivered to more than 100 countries.

We successfully executed our 4G value creation strategy in 2012.  We launched a number of new products and completed a technology acquisition. We made continued progress in our aftermarket revenue streams and delivered 3.4% growth in 2012. We opened a new plant in Kunshan, China and expanded our presence in this key emerging market.  Our consolidated gross profit margin expanded 60 basis points. We remain confident in our ability to generate cash flow from our operating activities and our commitment  to returning it to our shareholders as we did by repurchasing our common shares and paying dividends during 2012.

As we evaluate our operating results, we consider performance indicators like segment revenue and operating profit in addition to the level of inbound orders and order backlog.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue	$917.3	$955.8	$880.4	$(38.5)	$75.4
Cost of sales	686.5	721.2	645.8	34.7	$(75.4)
Gross profit	230.8	234.6	234.6	(3.8)	(0.0)
Selling, general and administrative expense	156.6	152.9	147.8	(3.7)	(5.1)
Research and development expense	14.3	18.5	17.5	4.2	(1.0)
Restructuring expense	0.1	11.6	3.7	11.5	(7.9)
Other income, net	(1.1)	(1.6)	(1.5)	(0.5)	0.1
Operating income	60.9	53.2	67.1	7.7	(13.9)
Net interest expense	(6.9)	(6.4)	(7.8)	(0.5)	1.4
Income from continuing operations before income taxes	54.0	46.8	59.3	7.2	(12.5)
Provision for income taxes	16.9	16.0	21.4	(0.9)	5.4
Income from continuing operations	37.1	30.8	37.9	6.3	(7.1)
Loss from discontinued operations, net of income taxes	(0.9)	(0.3)	(0.6)	(0.6)	0.3
Net income	$36.2	$30.5	$37.3	$5.7	$(6.8)

2012 Compared With 2011
Total revenue decreased by $38.5 million in 2012 compared to 2011. The decrease in revenue was primarily driven by $41.2 million of lower product sales and $18.0 million of unfavorable foreign currency translation impact, offset by $13.7 million of higher aftermarket parts and services sales.

Operating income increased by $7.7 million in 2012 compared to 2011. Operating income margin increased from 5.6% to 6.6%. The increase in operating income resulted from the following:

•
Gross profit declined by $3.8 million but increased by $2.3 million in constant currency.  Gross profit margin increased by 60 basis points.  Gross profit improved due to various margin enhancement initiatives and cost saving plans executed in 2012 that resulted in $7.3 million of gross profit increase versus 2011. This was offset by $5.0 million in lower profit due to lower sales volume in our JBT AeroTech segment.

•
Selling, general and administrative expenses increased by $3.7 million, but increased by $7.0 million in constant currency, mainly due to higher compensation and benefit costs, including the impact of lower discount rates utilized to estimate U.S. pension costs.

•	Research and development expense decreased by $4.2 million as we focused engineering labor on improvements for existing products and customer orders.
•	Restructuring expense was significantly lower as we are near completion of our restructuring program.
•
Income tax expense for 2012 reflects an effective income tax rate of 31% compared to 34% in the same period in 2011.  In 2012, we recognized $1.3 million in tax benefits due to enacted changes in Sweden’s corporate income tax , rate.

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

•	Selling, general and administrative expenses increased by $5.1 million, but only by $0.5 million in constant currency, and decreased as a percentage of revenue from 16.8% to 16.0%.

•	Research and development expense increased by $1.0 million, primarily due to expenditures on developing new gate equipment products.

Restructuring expense was $7.9 million higher than in the prior year. In 2011, the Company implemented a cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world. The cost reduction plan consisted primarily of a workforce reduction of approximately 115 positions. We recognized a pre-tax charge of $10.3 million in connection with the plan in the fourth quarter of 2011.

Net interest expense was $1.4 million lower in 2011 compared to 2010, primarily as a result of a lower overall interest rate on our variable rate debt, which was 1.5% in 2011 and 2.5% in 2010.

Income tax expense for 2011 reflects an effective income tax rate of 34.1% compared to 36.1% in the same period in 2010. The difference in the rate is attributable to the release of $1.2 million in valuation allowance for certain foreign deferred tax assets in 2011.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Revenue
JBT FoodTech	$548.5	$542.6	$520.8	$5.9	$21.8
JBT AeroTech	366.0	407.4	351.2	(41.4)	56.2
Other revenue and intercompany eliminations	2.8	5.8	8.4	(3.0)	(2.6)
Total revenue	$917.3	$955.8	$880.4	$(38.5)	$75.4
Income before income taxes
Segment operating profit:
JBT FoodTech	$53.2	$42.3	$55.8	$10.9	$(13.5)
JBT AeroTech	34.3	36.0	28.6	(1.7)	7.4
Total segment operating profit	87.5	78.3	84.4	9.2	(6.1)
Corporate items:
Corporate expense	(18.4)	(16.9)	(17.3)	(1.5)	0.4
Other expense, net	(8.2)	(8.2)	-	-	(8.2)
Net interest expense	(6.9)	(6.4)	(7.8)	(0.5)	1.4
Total corporate items	(33.5)	(31.5)	(25.1)	(2.0)	(6.4)
Income from continuing operations before income taxes	54.0	46.8	59.3	7.2	(12.5)
Provision for income taxes	16.9	16.0	21.4	(0.9)	5.4
Income from continuing operations	37.1	30.8	37.9	6.3	(7.1)
Loss from discontinued operations, net of income taxes	(0.9)	(0.3)	(0.6)	(0.6)	0.3
Net income	$36.2	$30.5	$37.3	$5.7	$(6.8)

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

Restructuring Costs
(in millions)	2012	2011	2010
JBT FoodTech	$0.2	$11.6	$0.8
JBT AeroTech	(0.1)	-	2.9
Total	$0.1	$11.6	$3.7

JBT FoodTech

2012 Compared With 2011
JBT FoodTech’s revenue increased by $5.9 million, or $22.7 million in constant currency, in the year ended December 31, 2012 compared to the same period in 2011. Recurring revenue increased by $15.7 million, driven primarily by higher sales of in-container processing aftermarket products and higher leasing revenue from fruit and juice processing products. New equipment revenue increased by $8.3 million as we expanded production capabilities for freezing and chilling products as well as  protein processing products from Europe to North America. Overall, JBT FoodTech equipment sales were higher in 2012.

JBT FoodTech’s operating profit increased by $10.9 million, or $12.9 million in constant currency, in the year ended December 31, 2012 compared to the same period in 2011. Operating profit margins increased from 7.8% to 9.7%. The increase in operating profit was driven by $15.6 million of higher gross profit. Higher sales volume resulted in an increase of $6.1 million in profits, while higher gross profit margin resulted in $9.5 million of higher profit. Gross profit margin increased as a result of the favorable impact of savings from margin improvement initiatives and higher aftermarket revenue. General and administrative expenses were $3.9 million higher primarily as a result of higher compensation and relocation costs. The remaining difference in operating profit was primarily due to lower research and development expenditures.

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

JBT FoodTech’s operating profit decreased by $13.5 million in 2011 compared to 2010. Operating profit margin decreased from 10.7% to 7.8% as a result of lower gross profit margin. Gross profit margin declined due to higher labor and material costs in the fruit processing product line, an unfavorable mix of aftermarket products sold as compared to the prior year and the strengthening of the Swedish krona, resulting in $15.2 million of lower operating profit. We have historically exported the majority of our freezing and chilling products out of Sweden. However, we have expanded our production capabilities in the U.S. and China to gain production flexibility and lower costs in future periods. The remaining change in operating profit was primarily due to the favorable impact of foreign currency translation.

JBT AeroTech

2012 Compared With 2011
JBT AeroTech’s revenue decreased by $41.4 million in the year ended December 31, 2012 compared to the same period in 2011. New equipment revenue declined $46.6 million. Several passenger boarding bridge projects were delayed to late 2012 and 2013, creating a production gap in a business with generally longer lead times. This delay, along with the 2012 completion of a large U.S. Navy equipment contract, resulted in $40.6 million of lower revenue in 2012 compared to 2011. Higher recurring revenue from service contracts and sales of aftermarket products, parts and services partially offset the decrease in new equipment revenue.

JBT AeroTech’s operating profit decreased by $1.7 million in the year ended December 31, 2012 compared to the same period in 2011. However, operating profit margins increased from 8.8% to 9.4%. Lower sales volume resulted in a decrease in profit of $8.3 million. The volume-related decrease in profit was partially offset by gross profit margin improvement that resulted in $2.6 million in higher profits, a decrease of $1.8 million in selling, general and administrative costs, and a $1.4 million gain on the transfer of the French hospital AGV contracts and services and a reduction in research and development costs.

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

JBT AeroTech’s operating profit increased by $7.4 million in 2011 compared to 2010. Operating profit margin increased from 8.1% to 8.8% as a result of better leverage of fixed costs. Higher sales volume resulted in an increase in profit of $11.1 million. Gross profit margin remained relatively unchanged. The increase in operating profit from higher sales volume was partially offset by $0.6 million of higher marketing expenditures, $1.5 million of higher general and administrative costs and $1.7 million of higher development costs related to new gate equipment products.

Corporate Items

2012 Compared with 2011
Corporate items increased by $2.0 million in the year ended December 31, 2012 compared to the same period in 2011. In 2011, we incurred $11.6 million in connection with a cost reduction program in JBT FoodTech. These costs did not reoccur in 2012.  During 2012, we incurred higher corporate items including $5.2 million in lower gains on foreign currency transactions, and $6.1 million in higher compensation and pension-related costs, including the impact of lower discount rates utilized to determine U.S. pension costs. In addition, we incurred $1.7 million in higher expense for corporate development initiatives.

2011 Compared With 2010
Corporate items increased by $6.4 million in 2011 compared to 2010. The increase was driven by $7.9 million of higher restructuring charges and $1.8 million of higher LIFO inventory reserve charges. These increases were partially offset by $2.1 million of lower stock-based compensation expense and $1.4 million of lower interest expense.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31.

(In millions)	2012	2011
JBT FoodTech	$597.8	$537.7
JBT AeroTech	371.3	371.5
Other and intercompany eliminations	2.8	5.8
Total inbound orders	$971.9	$915.0

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31.

(In millions)	2012	2011
JBT FoodTech	$147.8	$98.5
JBT AeroTech	135.3	147.5
Total order backlog	$283.1	$246.0

Order backlog in our JBT FoodTech segment at December 31, 2012 increased by $49.3 million since December 31, 2011. The increase was driven by larger orders for in-container processing products and tomato and fruit processing products. The larger orders are expected to generate revenue in the later quarters of 2013. We expect to convert substantially all of the JBT FoodTech backlog at December 31, 2012 into revenue during 2013.

Order backlog in our JBT AeroTech segment at December 31, 2012 declined by $12.2 million since December 31, 2011. Order backlog at December 31, 2011 reflected two contracts with the U.S. Air Force that were modified resulting in cancellation of $17.5 million in remaining unfilled deliveries on those contracts, and were removed from backlog. There had been no deliveries on these contracts, which had originally totaled $37.5 million, since 2008. The resolution of these contracts did not have any impact on the 2012 sales or earnings. We expect to convert approximately 80% of the JBT AeroTech backlog at December 31, 2012 into revenue during 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements. We are not aware of any circumstances that are likely to result in our liquidity increasing or decreasing materially.

As of December 31, 2012, we had $99.0 million of cash and cash equivalents, $96.2 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisition arise in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

On October 27, 2011, our Board of Directors authorized a share repurchase program for up to $30 million of our common stock through December 31, 2014. We repurchased $3.6 million of common stock in 2012. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors.

Cash Flows
Cash flows for each of the years in the three-year period ended on December 31, 2012 were as follows:

(In millions)	2012	2011	2010
Cash provided by continuing operating activities	$86.6	$37.0	$17.6
Cash required by continuing investing activities	(32.6)	(21.4)	(23.7)
Cash provided (required) by financing activities	36.1	(18.5)	4.9
Cash required by discontinued operations	(0.6)	(0.6)	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(1.2)	0.6
Increase (decrease) in cash and cash equivalents	$90.0	$(4.7)	$(0.7)

Cash provided by continuing operating activities in 2012 was $86.6 million, representing a $49.6 million increase compared to 2011. The change in cash flows provided by continuing operating activities is primarily attributable to a faster turnover in inventories and higher advanced payments during 2012 than during 2011. Cash provided by continuing operating activities improved despite $14.2 million in pension contributions and $8.6 million in payments made in conjunction with the 2011 restructuring plan.

In the fourth quarter of 2011, we implemented a $10.3 million cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world. The cost reduction plan consisted primarily of a workforce reduction of approximately 115 positions. We expect to pay $1.7 million in 2013 to complete the plan.

Cash required by investing activities during 2012 was $32.6 million representing an $11.2 million increase compared to 2011. The change in cash required by investing activities is primarily attributed to an acquisition. The majority of our investing activities support the maintenance and upgrading of our installed base of leased equipment. Our annual capital spending typically ranges from $20.0 million to $25.0 million. We anticipate spending $16 million to $19 million on construction of a new JBT FoodTech plant in Lakeland, Florida to replace an existing plant in the same area. We did not make any substantial investment in this project in 2012. We expect to spend approximately $8 million in each of 2013 and 2014 respectively, and about $2 million on its construction in 2015.

Cash provided by financing activities in 2012 were $36.1 million compared to cash required by financing activities of $18.5 million in 2011. The change in financing cash flows is primarily attributable to an increase in the funds drawn under our U.S. credit facility. We have historically paid quarterly cash dividends of $0.07 per share and repurchased approximately 0.2 million shares of our common stock in the market.

Financing Arrangements
We signed a new $300 million 5-year revolving credit facility in November 2012 that expires on November 30, 2017. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts, and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. As of December 31, 2012, we had $113.5 million drawn on the credit facility, $9.3 million in letters of credit issued under the credit facility which reduce available borrowing capacity and $177.2 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At December 31, 2012, we were in compliance with all covenants of our loan agreement as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of December 31, 2012
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	11.3
Leverage ratio (2)	Not greater than 3.25	2.4
Restricted payments (3)	Not greater than $25 million plus 50% of consolidated net income	$12.1 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	11.3
Leverage ratio (2)	Not greater than 3.25	2.4

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

(3)	Restricted payments include all payments to shareholders such as dividends and share repurchases.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our restrictive covenants, or the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

As part of our strategy to grow where the world is growing fastest, we are expanding our operations in China and India. Due to greater restrictions upon foreign currency exchange in these regions, we have established local credit facilities to fund some of the working capital requirements.  Three of our wholly-owned subsidiaries entered into short term credit facilities that allow us to borrow up to a total $9 million in China. As of December 31, 2012, we had $1.4 million of outstanding borrowing under these credit facilities. Our wholly owned subsidiary in India entered into a short term credit facility that allows us to borrow up to approximately $0.8 million. As of December 31, 2012, we had $0.4 million borrowed under this credit facility.

Defined Benefit Pension Plans
We have defined benefit pension plans that cover certain domestic and international employees. Our largest single pension plan is the U.S. qualified plan. At December 31, 2012, this plan accounted for 85% of our consolidated defined benefit pension plans’ projected benefit obligation (“PBO”) and 96% of the related plans’ assets. Due to a decrease in the discount rate used to value the PBO, the obligation increased by $13.2 million in 2012 while the assets experienced a gain of 12.5%.

Outlook

We started 2013 with higher backlog relative to December 31, 2012. However, a majority of the backlog is scheduled for delivery after the first quarter. We anticipate a normal seasonally weak first quarter and earnings pick up in the subsequent quarters in line with our historical seasonality trends.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2012:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$189.3	$0.2	$75.0	$114.1	$-
Interest payments on long-term debt (b)	21.9	6.8	11.5	3.6	-
Operating leases	26.6	6.5	9.1	3.4	7.6
Unconditional purchase obligations (c)	26.5	25.0	1.5	-	-
Pension and other postretirement benefits (d)	12.0	12.0	-	-	-
Total contractual obligations	$276.3	$50.5	$97.1	$121.1	$7.6

(a)
Our available long-term debt is dependent upon our compliance with covenants described in the previous section. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements and accelerate our obligation to repay the amount due.

(b)	Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2012.

(c)
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

(d)	This amount primarily reflects discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

The following is a summary of other off-balance sheet arrangements at December 31, 2012:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$31.2	$26.4	$4.0	$0.1	$0.7
Surety bonds	58.5	32.8	9.1	16.6	-
Total other off-balance sheet arrangements	$89.7	$59.2	$13.1	$16.7	$0.7

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

In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have not demonstrated usage within the most recent two-year period. This list is then reviewed with sales, production and materials management personnel to determine whether this list of potential excess or obsolete inventory items is complete and accurate. Management considers as part of this evaluation whether there has been a change in the market for finished goods, whether there will be future demand for on-hand inventory items and whether there are components of inventory that incorporate obsolete technology. Then management assigns a reserve requirement, which is determined based on its assessment of cost recoverability, to the items on the candidate listing as well as changes in the estimated net realized value of excess and obsolete inventory. As a result, our estimate of excess or obsolete inventory is sensitive to changes in assumptions about future demand for the inventory. Since the determination of the reserve requirement is based on management judgment rather than a formulaic approach, we are unable to quantify with a high level of precision the effect that a change in demand assumptions or estimated net realizable value would have on management’s assessment of the excess and obsolete inventory reserve, although lower demand and/or net realizable value assumptions would generally result in an increase in excess and obsolete inventory.

Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the identifiable net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to make certain subjective and complex judgments in assessing whether an event of impairment of goodwill has occurred. In addition, in testing for impairment assumptions, estimates and judgments are required to assess the fair value of our reporting units. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. In making a qualitative assessment, the factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance. If, after completing a qualitative assessment it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, in which we compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value. In this step the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. The determination of the fair value of our reporting units and the assets and liabilities within the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions are primarily related to future earnings before depreciation and amortization and capital expenditures, the discount rate and the terminal growth rates. We believe that the judgments made in assessing the fair value of our reporting units under the qualitative method and the assumptions and estimates that underlie our determination of the fair value of our reporting units when applying the two-step quantitative approach are critical because they are subject to change from period to period. Differences in our actual future cash flows, operating results, growth rates, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for the purpose of calculating the fair value of each reporting unit, as well as a decline in macroeconomic conditions, the industry, the market, overall financial performance or our stock price and related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, potentially lead to future goodwill impairment charges. We completed our annual goodwill impairment test as of October 31, 2012 using a qualitative assessment approach.  As a result of the assessment of the relevant qualitative factors, we determined it was not necessary to perform the quantitative goodwill impairment test on any of our other reporting units.

Self-Insurance Reserves
We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain level. We are responsible for the payment of claims under these insured limits as well as claims under our self-insured healthcare plans. The obligations associated with the incurred losses are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for medical costs, environmental hazards and legal actions, as well as changes in actual experience, could cause these estimates to change which could potentially be material to our results of operations and financial condition.

Accounting for Income Taxes
Tax regulations may require items of income and expense to be included in a tax return in different periods than the items are reflected in the consolidated financial statements. As a result, the effective tax rate reflected in the consolidated financial statements may be different than the tax rate reported in the income tax return. Some of these differences are permanent, such as expenses that are not deductible on the tax return, and some are temporary, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the consolidated financial statements. Deferred tax liabilities generally represent tax expense recognized in the consolidated financial statements for which the tax payment has been deferred or expense for which we have already taken a deduction on an income tax return, but has not yet been recognized in the consolidated financial statements.

We account for income taxes by recognizing deferred tax assets and liabilities using enacted tax rates for the effect of the temporary differences between the book and tax basis of recorded assets and liabilities. We make estimates and judgments with regard to the calculation of certain income tax assets and liabilities. Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more-likely-than-not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income and tax positions and strategies over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches and customer sales commitments. Significant changes in the expected realizability of the net deferred tax assets would require that we adjust the valuation allowance, resulting in a change to net income.

As of December 31, 2012, we estimated that it is not more likely that we will realize income tax deductions for certain uncollectible receivables and, therefore, we have provided a valuation allowance against the related deferred tax assets. We have estimated that it is likely that we will generate future taxable income in the U.S. and most foreign jurisdictions, and have therefore not provided a valuation allowance against most of our deferred tax assets.

Defined Benefit Pension and Other Postretirement Plans
The measurement of pension and other postretirement plans’ costs and obligations require the use of assumptions for discount rates, investment returns, employee turnover rates, retirement rates, mortality rates and other factors. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.

Our accrued pension and postretirement benefits liability reflects the funded status of our worldwide plans, or the projected benefit obligations net of plan assets. The projected benefit obligation is sensitive to changes in our estimate of discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 85% of all pension plan obligations, was 4.30% for 2012, 4.60% for 2011, and 5.45% for 2010. A change of 0.5 percentage points in the discount rate used in our calculation would impact our projected benefit obligation by approximately $20 million.

Our pension expense is sensitive to changes in our estimate of expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96 percent of all pension plan assets, was 8.0% for 2012, 8.5% for 2011 and 8.75% for 2010. For 2013, the rate will remain at 8.0%. A change of 0.5 percentage points in the expected return on assets assumption would impact pension expense by approximately $1.0 million (pre-tax).

See Note 7 of the consolidated financial statements in Item 8 for additional discussion of our assumptions and the effects on the consolidated financial statements.

During 2009, we amended the retirement benefits offered to our employees. We discontinued future benefit accruals for active non-union participants in our domestic defined benefit pension plans and froze future participation in our domestic defined benefit pension plans by non-union employees as of December 31, 2009. Concurrently, we also enhanced our defined contribution savings plans by adding a 3% non-elective company contribution with immediate vesting for all eligible non-union employees in addition to the current company match (of up to 5%) on participant contribution that vests over time.

Recently Issued Accounting Standards Not Yet Adopted

In February 2013, the Financial Accounting Standard Board (FASB) issued an accounting Standard that requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This standard is effective prospectively for the Company for annual and interim periods beginning January 1, 2013. We are currently evaluating the potential impact to our financial statements, however this Standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements.

In December 2011, the FASB issued updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments, including derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. We are currently evaluating the potential impact to our financial statements, however this Standard will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2012, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk
During 2012, our foreign subsidiaries generated approximately 37% of our revenue, led by our operations in Sweden which generated approximately 13% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by approximately $14.8 million (pre-tax) as of December 31, 2012. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying assets and liabilities.

Interest Rate Risk
Our debt instruments subject us to market risk associated with movements in interest rates. We had $115.3 million in variable rate debt outstanding at December 31, 2012. A 10% adverse movement in the interest rate, which would amount to a change of 16 basis points, would not significantly impact the annual interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Bean Technologies Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 7, 2013

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010
Revenue:
Product revenue	$793.9	$836.0	$770.9
Service revenue	123.4	119.8	109.5
Total revenue	917.3	955.8	880.4
Operating expenses:
Cost of products	591.8	629.0	563.9
Cost of services	94.7	92.2	81.9
Selling, general and administrative expense	156.6	152.9	147.8
Research and development expense	14.3	18.5	17.5
Restructuring expense	0.1	11.6	3.7
Other income, net	(1.1)	(1.6)	(1.5)
Operating income	60.9	53.2	67.1
Net interest expense	(6.9)	(6.4)	(7.8)
Income from continuing operations before income taxes	54.0	46.8	59.3
Provision for income taxes	16.9	16.0	21.4
Income from continuing operations	37.1	30.8	37.9
Loss from discontinued operations, net of income taxes	(0.9)	(0.3)	(0.6)
Net income	$36.2	$30.5	$37.3

Basic earnings per share:
Income from continuing operations	$1.27	$1.07	$1.34
Loss from discontinued operations	(0.03)	(0.01)	(0.02)
Net income	$1.24	$1.06	$1.32
Diluted earnings per share:
Income from continuing operations	$1.26	$1.05	$1.30
Loss from discontinued operations	(0.03)	(0.01)	(0.02)
Net income	$1.23	$1.04	$1.28
Dividends declared per share	$0.28	$0.28	$0.28
Weighted average shares outstanding:
Basic	29.1	28.8	28.3
Diluted	29.5	29.3	29.1

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2012	2011	2010
Net income	$36.2	$30.5	$37.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.7	(7.4)	3.1
Pension and other postretirement benefits adjustments	(5.2)	(30.1)	(6.5)
Derivatives designated as hedges	0.2	0.1	0.1
Other comprehensive loss, net of tax	(4.3)	(37.4)	(3.3)
Comprehensive income (loss)	$31.9	$(6.9)	$34.0

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2012	December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$99.0	$9.0
Trade receivables, net of allowances of $3.7 and $4.3, respectively	188.4	189.4
Inventories	109.2	122.3
Prepaid expenses	5.8	5.1
Deferred income taxes	19.3	20.1
Assets held for sale	3.0	2.7
Other current assets	26.4	22.3
Total current assets	451.1	370.9
Investments	11.5	10.5
Property, plant and equipment, net of accumulated depreciation of $235.5 and $231.1, respectively	126.2	124.7
Goodwill	30.6	28.2
Intangible assets, net	23.8	18.2
Deferred income taxes	21.6	30.1
Other assets	13.2	9.6
Total Assets	$678.0	$592.2

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt and current portion of long-term debt	$2.0	$4.4
Accounts payable, trade and other	88.7	82.5
Advance and progress payments	74.3	57.4
Accrued payroll	34.4	30.9
Deferred income taxes	5.7	6.1
Other current liabilities	45.7	58.4
Total current liabilities	250.8	239.7
Long-term debt, less current portion	189.1	135.7
Accrued pension and other postretirement benefits, less current portion	104.6	109.2
Deferred income taxes	2.4	2.9
Other liabilities	25.5	24.9
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2012	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2012: 28,946,413 issued and 28,732,211 outstanding; 2011: 28,661,005 issued and 28,640,159 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2012: 214,202 shares; 2011: 20,846 shares	(3.4)	(0.3)
Additional paid-in capital	66.2	60.7
Retained earnings	123.5	95.8
Accumulated other comprehensive loss	(81.0)	(76.7)
Total Stockholders' Equity	105.6	79.8
Total Liabilities and Stockholders' Equity	$678.0	$592.2

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$36.2	$30.5	$37.3
Loss from discontinued operations, net of income taxes	0.9	0.3	0.6
Income from continuing operations	37.1	30.8	37.9
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation	20.3	21.3	19.5
Amortization	3.3	2.8	3.4
Stock-based compensation	7.5	5.2	7.3
Pension and other postretirement benefits (income) expense	0.4	(1.3)	(2.1)
Deferred income taxes	6.7	3.4	8.8
Other	0.8	2.7	(4.7)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	2.3	0.2	(54.6)
Inventories	14.6	(19.8)	3.3
Accounts payable, trade and other	5.2	(2.0)	19.1
Advance payments and progress billings	15.8	7.4	(4.8)
Accrued pension and other postretirement benefits, net	(14.7)	(10.4)	(13.0)
Other assets and liabilities, net	(12.7)	(3.3)	(2.5)
Cash provided by continuing operating activities	86.6	37.0	17.6
Net cash required by discontinued operating activities	(0.6)	(0.6)	(0.1)
Cash provided by operating activities	86.0	36.4	17.5
Cash Flows From Investing Activities:
Acquisitions	(10.0)	-	(0.4)
Capital expenditures	(24.7)	(20.8)	(24.3)
Proceeds from disposal of assets	2.1	0.4	1.0
Other	-	(1.0)	-
Cash required by investing activities	(32.6)	(21.4)	(23.7)
Cash Flows From Financing Activities:
Net (decrease) increase in short-term debt	(0.9)	2.9	-
Net proceeds (payments) on credit facilities	52.7	(8.1)	11.8
(Repayment) issuance of long-term debt	(0.6)	(1.6)	2.9
Excess tax benefits	0.7	1.9	1.8
Tax witholdings on stock-based compensation awards	(2.3)	(4.8)	(3.5)
Purchase of stock held in treasury	(3.6)	(0.3)	-
Dividends paid	(8.5)	(8.4)	(8.1)
Other	(1.4)	(0.1)	-
Cash provided (required) by financing activities	36.1	(18.5)	4.9
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(1.2)	0.6
Increase (decrease) in cash and cash equivalents	90.0	(4.7)	(0.7)
Cash and cash equivalents, beginning of period	9.0	13.7	14.4
Cash and cash equivalents, end of period	$99.0	$9.0	$13.7

Supplemental Cash Flow Information:
Interest paid	$6.9	$6.8	$7.9
Income taxes paid	9.2	10.8	16.5

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2009	$0.3	$(0.7)	$53.5	$44.7	$(36.0)	$61.8
Net income	-	-	-	37.3	-	37.3
Taxes withheld on issuance of stock-based awards	-	-	(3.5)	-	-	(3.5)
Excess tax benefits on stock-based payment arrangements	-	-	1.8	-	-	1.8
Dividends on stock-based payment arrangements	-	-	-	(0.5)	-	(0.5)
Common stock cash dividends	-	-	-	(7.9)	-	(7.9)
Foreign currency translation adjustments	-	-	-	-	3.1	3.1
Derivatives designated as hedges, net of income taxes of $0.0	-	-	-	-	0.1	0.1
Pension and other postretirement liability adjustments, net of income taxes of $4.3	-	-	-	-	(6.5)	(6.5)
Stock-based compensation expense	-	-	7.3	-	-	7.3
December 31, 2010	$0.3	$(0.7)	$59.1	$73.6	$(39.3)	$93.0

Net income	-	-	-	30.5	-	30.5
Issuance of common stock	-	0.7	(0.7)	-	-	-
Taxes withheld on issuance of stock-based awards	-	-	(4.8)	-	-	(4.8)
Excess tax benefits on stock-based payment arrangements	-	-	1.9	-	-	1.9
Dividends on stock-based payment arrangements	-	-	-	(0.3)	-	(0.3)
Common stock cash dividends	-	-	-	(8.0)	-	(8.0)
Share repurchases	-	(0.3)	-	-	-	(0.3)
Foreign currency translation adjustments	-	-	-	-	(7.4)	(7.4)
Derivatives designated as hedges, net of income taxes of $0.1	-	-	-	-	0.1	0.1
Pension and other postretirement liability adjustments, net of income taxes of $19.1					(30.1)	(30.1)
Stock-based compensation expense	-	-	5.2	-	-	5.2
December 31, 2011	$0.3	$(0.3)	$60.7	$95.8	$(76.7)	$79.8

Net income	-	-	-	36.2	-	36.2
Issuance of common stock	-	0.5	(0.4)	-	-	0.1
Taxes withheld on issuance of stock-based awards	-	-	(2.3)	-	-	(2.3)
Excess tax benefits on stock-based payment arrangements	-	-	0.7	-	-	0.7
Dividends on stock-based payment arrangements	-	-	-	(0.4)	-	(0.4)
Common stock cash dividends	-	-	-	(8.1)	-	(8.1)
Share repurchases	-	(3.6)	-	-	-	(3.6)
Foreign currency translation adjustments	-	-	-	-	0.7	0.7
Derivatives designated as hedges, net of income taxes of $0.0	-	-	-	-	0.2	0.2
Pension and other postretirement liability adjustments, net of income taxes of $3.0	-	-	-	-	(5.2)	(5.2)
Stock-based compensation expense	-	-	7.5			7.5
December 31, 2012	$0.3	$(3.4)	$66.2	$123.5	$(81.0)	$105.6

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of John Bean Technologies (JBT) Corporation and all majority-owned subsidiaries. All intercompany investments, accounts, and transactions have been eliminated.

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

Property, plant, and equipment
Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years, buildings—20 to 50 years and machinery and equipment—3 to 20 years). Gains and losses are reflected in other income, net on the consolidated statements of income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs
Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $5.9 million and $5.3 million at December 31, 2012 and 2011, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill
We test goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances occur that indicate there may be impairment. Impairment testing is performed for each of our reporting units by first assessing qualitative factors to determine whether further testing of goodwill is performed. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a quantitative test is required. We may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, we determine the fair value of a reporting unit using the “income approach” valuation method. Under this method, we use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate of return. Our judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include future revenue growth rates, profit margin percentages, other operating costs, capital expenditures and working capital requirements as well as discount and perpetuity growth rates, among others. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

Based on our 2012 annual assessment, we determined that none of our goodwill was impaired.

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

Revenue recognition
We recognize revenue when we have an agreement with the customer, the product has been delivered to the customer, the sales price is fixed or determinable and collectability is assured.

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

Certain of our product revenue in the JBT AeroTech segment are generated from construction-type contracts and revenue is recognized under the percentage of completion method. Under this method, revenue is recognized as work progresses on each contract. However, revenue recognition does not begin until a substantial portion of the labor hours are incurred to ensure that revenue is not accelerated for materials procurement. We primarily measure progress toward completion by the cost-to-cost method. Any expected losses are charged to earnings, in total, in the period the losses are identified.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $57.9 million and $54.6 million at December 31, 2012 and 2011, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance and progress payments on the consolidated balance sheets. All unbilled trade payables are accrued in other current liabilities when revenue is recognized. Unbilled trade payables were $2.0 million and $6.6 million at December 31, 2012 and 2011, respectively.

Service revenue is recognized either when performance is complete or proportionately over the period of the underlying contract, depending on the type of contract.

Some of our operating lease revenue is earned from full-service leases for which we are paid annual fixed rates plus, in some cases, an amount based on production volumes. Revenue from production volumes is recognized when determinable and collectible.

We provide an allowance for doubtful accounts on trade receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s trade receivable balance.

Income taxes
Income taxes are provided on income reported for financial statement purposes, adjusted for permanent differences between financial statement reporting and income tax regulations. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.

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

Foreign currency
Financial statements of operations for which the U.S. dollar is not the functional currency are translated to the U.S. dollar prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive loss in stockholders’ equity until the foreign entity is sold or liquidated. Foreign currency transaction gains and losses are included in Other Income, net in the period in which they occur.

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

Recently issued and adopted accounting pronouncements
In June 2011, the FASB issued an amendment to an existing accounting standard which require entities to present net income and other comprehensive income in either a single continuous statement or in two consecutive statements of net income and other comprehensive income. This standard is effective for the Company in the period beginning January 1, 2012 and impacts presentation of the financial statements only. The Company adopted this standard in the 1st quarter of 2012.

NOTE 2. INVENTORIES

Inventories as of December 31 consisted of the following:

(In millions)	2012	2011
Raw materials	$59.9	$61.6
Work in process	30.6	27.1
Finished goods	82.0	94.2
Gross inventories before LIFO reserves and valuation adjustments	172.5	182.9
LIFO reserves and valuation adjustments	(63.3)	(60.6)
Net inventories	$109.2	$122.3

Gross inventories accounted for under the LIFO method totaled $105.0 million and $119.0 million at December 31, 2012 and 2011, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $48.7 million and $46.0 million at December 31, 2012 and 2011, respectively.  In 2012, certain inventory quantity reductions caused a liquidation of LIFO layers resulting in a benefit to our net income of $0.3 million.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(In millions)	2012	2011
Land and land improvements	$8.9	$7.1
Buildings	60.3	59.2
Machinery and equipment	284.2	282.3
Construction in process	8.3	7.2
	361.7	355.8
Accumulated depreciation	(235.5)	(231.1)
Property, plant and equipment, net	$126.2	$124.7

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2011	$20.4	$8.0	$28.4
Currency translation	(0.1)	(0.1)	(0.2)
Balance as of December 31, 2011	20.3	7.9	28.2
Acquisition	2.0	-	2.0
Currency translation	0.4	-	0.4
Balance as of December 31, 2012	$22.7	$7.9	$30.6

The components of intangible assets as of December 31 were as follows:

	2012		2011
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$20.7	$10.1	$17.1	8.9
Patents and acquired technology	26.5	24.8	24.9	23.9
Trademarks	15.9	7.2	15.5	6.7
Other	4.4	1.6	1.3	1.1
Total intangible assets	$67.5	$43.7	$58.8	40.6

Intangible asset amortization expense was $2.1 million, $1.5 million and $1.5 million for 2012, 2011 and 2010, respectively. Annual amortization expense is expected to be $2.3 million in 2013 and 2014, $2.2 million in 2015, $2.1 million in 2016 and $1.7 million in 2017.

NOTE 5. DEBT

Our short-term borrowings consist of short-term credit facilities entered into by our wholly-owned subsidiaries in China and India. The China short-term credit facilities allow us to borrow up to a total of $9 million.  The Indian facility allows us to borrow up to a total of approximately $0.8 million.  As of December 31, 2012, we had $1.4 million of outstanding borrowing under the China credit facilities and $0.4 million under the India credit facility.

Five-year Revolving Credit Facility and Other Long-term Borrowings

We signed a new $300 million 5-year credit facility in November 2012 which replaced an existing revolving credit facility maturing in 2013. This credit facility permits borrowings in the U.S., Sweden and the Netherlands. Borrowings bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. Leverage ratio is a comparison of the total indebtedness, defined as total debt plus guarantees of indebtedness of others plus obligations under financial letters of credit issued against the credit facility, to the trailing twelve months Consolidated EBITDA. Consolidated EBITDA is defined as net income plus interest expense plus income tax expense plus depreciation and amortization plus non-cash expenses and extraordinary, unusual and non-recurring items.

We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. Unused commitment totaled $177.2 million at December 31, 2012.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our credit facility and notes include restrictive covenants that, if not met, could lead to renegotiation of our credit lines, a requirement to repay our borrowings, and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, and limitations on payments made to shareholders.

Our debt as of December 31 consisted of the following:

(In millions)	Weighted-Average Interest Rate at December 31, 2012	Maturity Date	2012	2011
Short-term borrowings
Foreign credit facilities	5.5%		$1.8	$2.0
Other	4.6%		-	0.8
Total short-term borrowings			$1.8	$2.8
Long-term debt
Senior unsecured notes	6.7%	July 31, 2015	$75.0	$75.0
Revolving credit facility	1.6%	November 30, 2017	113.5	60.7
Brazilian Real loan	4.5%	December 31, 2012	-	1.4
Other	Various	Various	0.8	0.1
Total long-term debt			189.3	137.2
Less: current portion			(0.2)	(1.5)
Long-term debt, less current portion			$189.1	$135.7

NOTE 6. INCOME TAXES

Domestic and foreign components of income before income taxes for the years ended on December 31 are shown below:

(In millions)	2012	2011	2010
Domestic	$23.0	28.4	$38.6
Foreign	31.0	18.4	20.7
Income before income taxes	$54.0	46.8	$59.3

The provision for income taxes for the years ended on December 31 consisted of:

(In millions)	2012	2011	2010
Current:
Federal	$2.1	4.9	$4.8
State	0.5	1.0	0.8
Foreign	7.6	6.7	7.0
Total current	10.2	12.6	12.6
Deferred:
(Decrease) increase in the valuation allowance for deferred tax assets	(0.3)	(1.2)	0.2
(Decrease) due to foreign tax rate change	(1.3)	-	-
Benefits of operating loss carryforward	(0.9)	(2.0)	(1.4)
Other deferred tax expense, net	9.2	6.6	10.0
Total deferred	6.7	3.4	8.8
Provision for income taxes	$16.9	16.0	$21.4

Significant components of our deferred tax assets and liabilities at December 31 were as follows:

(In millions)	2012	2011
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$35.9	$37.8
Accrued expenses and accounts receivable allowances	9.2	10.0
Net operating loss carryforwards	6.5	8.6
Inventories	7.6	7.1
Stock-based compensation	5.1	5.0
Foreign tax credit carryforward	1.5	2.9
Deferred tax assets	65.8	71.4
Valuation allowance	(0.5)	(0.8)
Deferred tax assets, net of valuation allowance	65.3	70.6
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment, goodwill and other assets	17.9	16.1
Foreign exchange derivatives	1.3	-
Deferred tax liabilities	32.5	29.4
Net deferred tax assets	$32.8	$41.2

Deferred tax balances for each of our tax-paying jurisdictions are presented in two classifications: a net current asset or liability and a net noncurrent asset or liability, in accordance with Accounting Standards Codification 740: Income Taxes ("ASC 740"). We have revised our 2011 balance sheet presentation of current and noncurrent deferred tax assets to classify deferred tax amounts based upon the balance sheet classification of the asset or liability to which the temporary difference relates, as opposed to the expected timing of reversal of the temporary difference, as previously reported.  Current and noncurrent deferred tax assets at December 31, 2011 increased and decreased, respectively, by $11.8 million as a result of this revision.

Included in our deferred tax assets at December 31, 2012 are tax benefits related to accounts receivable allowances. A portion of the accounts receivable allowances are due to uncollectible accounts receivable of a foreign operation for which it is more likely than not that we will not be able to realize a tax benefit. Therefore, we continue to carry a valuation allowance against the related deferred tax assets.

Included in our deferred tax assets are tax benefits related to net operating loss carryforwards attributable to our foreign operations. At December 31, 2012, we had $12.9 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $8.3 million of net operating losses that are available to offset future taxable income through 2026. Also included in our deferred tax assets at December 31, 2012 are $1.5 million of foreign tax credit carryforwards, which will expire between 2015 and 2020 if unused. We anticipate fully utilizing the net operating loss carryforwards and the foreign tax credits before any expiration.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

(In millions)	2012	2011	2010
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(4)	(2)	(2)
Effect of Swedish tax rate decrease	(2)	-	-
Tax on foreign intercompany dividends and deemed dividends for tax purposes	3	-	-
Nondeductible expenses	1	1	2
State income taxes	2	3	3
Foreign tax credits	(3)	(4)	(2)
Foreign withholding taxes	1	2	2
Change in valuation allowance	-	(3)	-
Other	(2)	2	(2)
Total difference	(4)	(1)	1
Effective income tax rate	31%	34%	36%

U.S. income taxes have not been provided on approximately $71.1 million of undistributed earnings of foreign subsidiaries at December 31, 2012, as these amounts are considered permanently invested. A liability could arise if our intention to permanently invest such earnings were to change and distributions are made by subsidiaries, or if such subsidiaries are ultimately disposed. Such liability would include both U.S. income taxes (subject to an adjustment for the foreign tax credits) and withholding tax payable to various foreign countries. It is not practicable to estimate the additional income taxes related to the hypothetical distribution of permanently invested earnings.

As of December 31, 2012, we did not have any reserves for unrecognized tax benefits related to uncertain tax positions taken in either the current or prior periods. Prior to December 31, 2012, we had $0.7 million of reserves for unrecognized tax benefits, which were reversed in 2012 primarily due to changes in the local laws of a foreign country in which we operate.

We are a party to a Tax Sharing Agreement with FMC Technologies whereby we have agreed to indemnify FMC Technologies for any additional tax liability resulting from JBT Corporation businesses for periods prior to our separation in 2008. As of December 31, 2012, we are not aware of any additional tax liability for these periods.

The following tax years remain subject to examination in the following significant jurisdictions:

United States	2010	–	2012
Sweden	2007	–	2012
Brazil	2010	–	2012

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

The funded status of our pension and postretirement benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2012 and 2011, were as follows:

	Pensions		Other postretirement benefits
(In millions)	2012	2011	2012	2011
Projected benefit obligation at January 1	$309.5	$275.2	$7.8	$7.7
Service cost	1.5	1.5	0.1	0.1
Interest cost	13.8	14.4	0.4	0.4
Actuarial loss	17.1	30.6	(0.1)	-
Curtailments	(0.3)	(0.4)	-	-
Plan amendments	-	0.6	-	-
Plan participants' contributions	0.2	0.2	-	-
Benefits paid	(11.6)	(11.7)	(0.4)	(0.4)
Currency translation adjustments	1.3	(0.9)	-	-
Projected benefit obligation at December 31	$331.5	$309.5	$7.8	$7.8

Fair value of plan assets at January 1	$205.1	$207.5	$-	$-
Company contributions	14.2	10.0	0.4	0.4
Actual return on plan assets	24.0	(0.6)	-	-
Plan participants' contributions	0.2	0.2	-	-
Benefits paid	(11.6)	(11.7)	(0.4)	(0.4)
Currency translation adjustments	-	(0.3)	-	-
Fair value of plan assets at December 31	$231.9	$205.1	$-	$-

Funded status of the plans (liability) at December 31	$(99.6)	$(104.4)	$(7.8)	$(7.8)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	$(2.3)	$(2.5)	$(0.5)	$(0.5)
Accrued pension and other postretirement benefits, less current portion	(97.3)	(101.9)	(7.3)	(7.3)
Net amount recognized	$(99.6)	$(104.4)	$(7.8)	$(7.8)

Amounts recognized in accumulated other comprehensive loss at December 31 were as follows:

	Pensions		Other postretirement benefits
(In millions)	2012	2011	2012	2011
Unrecognized actuarial loss (gain)	$138.4	$130.8	$(0.1)	$(0.1)
Unrecognized prior service cost (credit)	0.6	0.8	(0.3)	(1.1)
Total recognized in accumulated other comprehensive loss (gain)	$139.0	$131.6	$(0.4)	$(1.2)

The accumulated benefit obligation for all pension plans was $325.6 million and $304.6 million at December 31, 2012 and 2011. Key information for our plans with accumulated benefit obligations in excess of plan assets as of December 31 was as follows:

(In millions)	2012	2011
Aggregate projected benefit obligation	$331.5	$309.5
Aggregate accumulated benefit obligation	325.6	304.6
Aggregate fair value of plan assets	231.9	205.1

Pension and other postretirement benefit costs for the years ended December 31 were as follows:

	Pensions			Other postretirement benefits
(In millions)	2012	2011	2010	2012	2011	2010
Service cost	$1.5	$1.5	$1.3	$0.1	$0.1	$0.1
Interest cost	13.8	14.4	14.2	0.3	0.4	0.4
Expected return on plan assets	(17.7)	(18.5)	(18.2)	-	-	-
Curtailment gain	(0.1)	(0.1)	-	-	-	-
Settlement charge	-	-	0.4	-	-	-
Amortization of prior service (credit) cost	0.2	0.2	-	(0.8)	(0.9)	(0.9)
Amortization of net actuarial loss	3.1	1.6	0.6	-	-	-
Total (income) costs	$0.8	$(0.9)	$(1.7)	$(0.4)	$(0.4)	$(0.4)

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2012 were as follows:

	2012	2012
(In millions)	Pensions	Other postretirement benefits
Actuarial loss arising during the year	$10.7	$-
Amortization of net actuarial loss	(3.1)	-
Amortization of prior service credit (cost)	(0.2)	0.8
Total loss recognized in other comprehensive loss	7.4	0.8
Total recognized in net periodic benefit cost and other comprehensive income	$8.2	$0.4

The Company uses a corridor approach to recognize actuarial gains and losses that could result from changes in actuarial assumptions. The corridor approach defers all actuarial gains and losses resulting from changes in actuarial assumptions, such as discount rate and actual and assumed returns on plan assets. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the higher of the market-related value of the plan assets or the projected benefit obligation for each respective plan. The amortization is on a straight-line basis over the life expectancy of the plans' participants for the frozen plans and expected remaining service periods for the other plans. We expect to amortize $4.2 million of net actuarial loss and $0.1 million of prior service credit from accumulated other comprehensive income into net periodic benefit cost in 2013.

The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2012	2011	2012	2011
Discount rate	4.19%	4.55%	4.30%	4.60%
Rate of compensation increase	3.45%	3.42%	-	-

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2012	2011	2010	2012	2011	2010
Discount rate	4.55%	5.32%	5.81%	4.60%	5.45%	6.00%
Rate of compensation increase	3.45%	3.42%	3.45%	-	-	-
Expected rate of return on plan assets	7.82%	8.35%	8.58%	-	-	-

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

Plan assets
Our pension investment strategy balances the requirements to generate returns using higher-returning assets, such as equity securities, with the need to control risk in the pension plan with less volatile assets, such as fixed-income securities. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks. Our target asset allocations and actual allocation as of December 31, 2012 and 2011 were as follows:

	Target			2012	2011
Equity	30%	-	70%	49%	48%
Fixed income	20%	-	40%	29%	30%
Real estate and other	10%	-	30%	21%	20%
Cash	0%	-	10%	1%	2%
		100%		100%	100%

Our actual pension plans’ asset allocations by level within the fair value hierarchy are presented in the following table:

	As of December 31, 2012				As of December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2.6	$2.6	$-	$-	$4.7	$4.7	$-	$-
Equity securities
Large cap (1)	46.4	-	46.4	-	58.7	-	58.7	-
Small cap (2)	67.7	67.7	-	-	38.1	38.1	-	-
Fixed income securities
Government securities (3)	44.5	-	44.5	-	39.2	-	39.2	-
Corporate bonds (4)	22.2	3.3	18.9	-	22.5	5.7	16.8	-
Real estate and other investments (5)	48.5	15.3	33.2	-	41.9	32.1	9.8	-
Total assets at fair value	$231.9	$88.9	$143.0	$-	$205.1	$80.6	$124.5	$-

(1)	Includes funds that invest primarily in large cap equity securities.
(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.
(3)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.
(4)	Includes investment grade bonds, high yield bonds and mortgage-backed fixed income securities and funds that invest in such securities.
(5)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by one of our foreign pension plans.

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

Contributions
We expect to contribute approximately $12 million to our pension and other postretirement benefit plans in 2013. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2022.  Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2013	$13.3	$0.5
2014	13.9	0.5
2015	15.7	0.5
2016	14.2	0.6
2017	17.3	0.6
2018-2022	85.9	2.9

Savings Plans
Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $8.9 million, $9.0 million and $8.2 million in 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, we had investments totaling $11.1 million and $10.2 million, respectively, classified as trading securities for a non-qualified deferred compensation plan. We recorded an unrealized gain of $0.4 million on these investments for the year ended December 31, 2012 and an unrealized loss of $0.6 million for the year ended December 31, 2011, which are reported in other income, net in the consolidated statements of income.

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

We recorded stock-based compensation expense and related income tax effects for the years ended December 31 as follows:

(In millions)	2012	2011	2010
Stock-based compensation expense	$7.5	$5.2	$7.3
Tax benefit recorded in consolidated statements of income	$2.7	$1.9	$2.5

As of December 31, 2012, there was $6.7 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units
A summary of the nonvested restricted stock units as of December 31, 2012 and changes during the year are presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2011	1,096,576	$14.49
Granted	575,845	$17.53
Vested	(427,344)	$10.96
Forfeited	(15,105)	$17.64
Nonvested at December 31, 2012	1,229,972	$17.14

We granted time-based and performance-based restricted stock units that vest after three years. The fair value of these awards was determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan.

For 2012 performance-based awards, the number of shares to be issued was dependent upon our performance relative to prior year with respect to growth in earnings and net contribution (which is an economic value added measure calculated by determining the amount by which our net income from continuing operations, after adding back interest expense, exceeds our cost of capital) for the year ended December 31, 2012. Based on results for the performance period, we will issue a total of 273,727 shares at the vesting date in January 2015. Compensation cost has been measured for 2012 based on the actual outcome of the performance conditions.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2012	2011	2010
Weighted-average grant-date fair value of restricted stock units granted	$17.53	$18.72	$16.75
Fair value of restricted stock vested (in millions)	$6.8	$14.2	$13.1

Stock Options
There were no options granted, forfeited or expired during the year ended December 31, 2012. The following shows the stock option activity for the year ended December 31, 2012:

(Intrinsic value in millions)	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable at December 31, 2011	53,895	$2.78	1.9	0.7
Exercised	(30,244)	$2.63
Outstanding and exercisable at December 31, 2012	23,651	$2.96	1.1	0.3

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2012 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of our compensation expense. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.  The intrinsic value of options exercised in the three years ended December 31, 2012, 2011 and 2010, was $0.4 million, $0.2 million and $0.5 million, respectively.

NOTE 9. STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity for the year ended on December 31, 2012:

	Common stock issued	Common stock held in treasury
December 31, 2011	28,661,005	20,846
Stock awards	285,408	-
Options exercised	-	(30,244)
Treasury stock purchases	-	223,600
December 31, 2012	28,946,413	214,202

On October 27, 2011, the Board authorized a share repurchase program for up to $30 million of our common stock through December 31, 2014. The shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future incentive compensation awards under the Incentive Compensation Plan.

On July 31, 2008, our Board declared a dividend distribution to each record holder of common stock of one Preferred Share Purchase Right for each share of common stock outstanding on that date. Each right entitles the holder to purchase, under certain circumstances related to a change in control of the Company, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01, at a price of $72 per share (subject to adjustment), subject to the terms and conditions of a Rights Agreement dated July 31, 2008. The rights expire on July 31, 2018, unless redeemed by us at an earlier date. The redemption price of $0.01 per right is subject to adjustment to reflect stock splits, stock dividends or similar transactions. We have reserved 1,500,000 shares of Series A Junior Participating Preferred Stock for possible issuance under the agreement.

Accumulated other comprehensive loss as of December 31 consisted of the following:

(In millions)	2012	2011
Cumulative foreign currency translation adjustments	$4.4	$3.7
Cumulative deferral of hedging net losses, net of tax of $0.1 in 2012 and 0.2 in 2011	(0.1)	(0.3)
Cumulative deferral of pension net losses, net of tax of $53.3 in 2012 and $50.3 in 2011	(85.3)	(80.1)
Accumulated other comprehensive loss	$(81.0)	$(76.7)

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

The following table sets forth the computation of basic and diluted EPS utilizing the income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

(In millions, except per share data)	2012	2011	2010
Basic earnings per share:
Income from continuing operations	$37.1	$30.8	$37.9
Weighted average number of shares outstanding	29.1	28.8	28.3
Basic earnings per share from continuing operations	$1.27	$1.07	$1.34
Diluted earnings per share:
Income from continuing operations	$37.1	$30.8	$37.9
Weighted average number of shares outstanding	29.1	28.8	28.3
Effect of dilutive securities:
Restricted stock	0.4	0.5	0.8
Total shares and dilutive securities	29.5	29.3	29.1
Diluted earnings per share from continuing operations	$1.26	$1.05	$1.30

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

Derivative financial instruments
We hold derivative financial instruments for the purpose of hedging foreign currency risks and interest rate risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. As of December 31, 2012, we held forward exchange contracts with an aggregate notional value of $563.0 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we consider part of our risk management policy.

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

The following table presents the fair value of derivative instruments included within the consolidated balance sheets:

	As of December 31, 2012		As of December 31, 2011
(In millions)	Asset Derivatives (1)	Liability Derivatives (2)	Asset Derivatives (1)	Liability Derivatives (2)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	7.6	7.0	6.2	4.4
Total derivatives not designated as hedging instruments	$7.6	7.0	$6.2	$4.4

(1)	Included in other current assets and other assets in the consolidated balance sheets.
(2)	Included in other current liabilities and other liabilities in the consolidated balance sheets.

Derivatives designated as hedging instruments and the related amount recognized in other comprehensive income and reclassified from accumulated other comprehensive income into income are not material as of December 31, 2012 and 2011, and for the years then ended.

Refer to Note 12: Fair Value of Financial Instruments for a description of how financial instruments are valued.

The following table presents the location and amount of gain (loss) on derivatives, remeasurement of assets and liabilities in foreign currencies and the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2012	2011	2010
Foreign exchange contracts	Revenue	$3.7	$4.4	$12.2
Foreign exchange contracts	Cost of sales	(0.6)	0.9	(1.6)
Foreign exchange contracts	Other income, net	0.4	1.1	0.3
Total		3.5	6.4	10.9

Remeasurement of assets and liabilities in foreign currencies		(1.0)	1.3	(3.2)

Net gain on foreign currency transactions		$2.5	$7.7	$7.7

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2012				As of December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.1	11.1	-	-	$10.2	$10.2	$-	$-
Derivatives	7.6	-	7.6	-	6.2	-	6.2	-
Total assets	$18.7	11.1	7.6	-	$16.4	10.2	6.2	-
Liabilities:
Derivatives	$7.0	-	7.0	-	$4.6	$-	$4.6	$-

Investments are valued based on quoted prices in active markets for identical assets or liabilities. We use the income approach to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values, and include a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payable, as well as instruments included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments as of December 31 are as follows:

	2012		2011
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes	$75.0	$83.9	$75.0	$85.1
Revolving credit facility	113.5	113.5	60.7	60.7
Foreign credit facilities	1.8	1.8	2.0	2.0
Brazilian Real loan	-	-	1.4	1.3
Other	0.8	0.8	0.9	0.9

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

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $83.6 million at December 31, 2012, represent guarantees of our future performance. We also have provided approximately $6.1 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances, we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of December 31, 2012, the maximum future payment obligation under such guarantees was $2.2 million. Historically, we have not made significant payments associated with guarantees of our customer’s financing arrangements.

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

(In millions)	2012	2011
Balance at beginning of year	$7.3	$8.0
Expenses for new warranties	11.1	8.2
Adjustments to existing accruals	(0.8)	(0.7)
Claims paid	(10.3)	(8.2)
Balance at end of year	$7.3	$7.3

Leases
We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $9.0 million, $10.9 million and $10.1 million in 2012, 2011 and 2010, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012, for the following fiscal years were:

(In millions)	Total Amount	2012	2013	2014	2015	2016	After 2016
Operating lease obligations	$26.6	$6.5	$5.1	$4.0	$2.0	$1.4	$7.6

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

Segment revenue and segment operating profit
(In millions)	2012	2011	2010
Revenue
JBT FoodTech	$548.5	$542.6	$520.8
JBT AeroTech	366.0	407.4	351.2
Other revenue (1) and intercompany eliminations	2.8	5.8	8.4
Total revenue	$917.3	$955.8	$880.4

Income before income taxes
Segment operating profit:
JBT FoodTech	$53.2	$42.3	$55.8
JBT AeroTech	34.3	36.0	28.6
Total segment operating profit	87.5	78.3	84.4
Corporate items:
Corporate expense (2)	(18.4)	(16.9)	(17.3)
Other expense, net (1)	(8.2)	(8.2)	-
Net interest expense	(6.9)	(6.4)	(7.8)
Total corporate items	(33.5)	(31.5)	(25.1)
Income from continuing operations before income taxes	54.0	46.8	59.3
Provision for income taxes	16.9	16.0	21.4
Income from continuing operations	37.1	30.8	37.9
Loss from discontinued operations, net of income taxes	(0.9)	(0.3)	(0.6)
Net income	$36.2	$30.5	$37.3

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

(in millions)	2012	2011	2010
JBT FoodTech	$0.2	$11.6	$0.8
JBT AeroTech	(0.1)	-	2.9
Total	$0.1	$11.6	$3.7

(2)	Corporate expense primarily includes corporate staff expenses.

In the fourth quarter of 2011, we implemented a cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world. The cost reduction plan consisted primarily of a workforce reduction of approximately 115 positions. We expect to pay $1.7 million in 2013 to complete the plan.

Segment operating capital employed and segment assets

(In millions)	2012	2011	2010
Segment operating capital employed (1):
JBT FoodTech	$258.8	$205.0	$194.9
JBT AeroTech	144.7	144.4	142.3
Total segment operating capital employed	403.5	349.4	337.2
Segment liabilities included in total segment operating capital employed (2)	226.6	208.6	213.2
Corporate (3)	47.9	34.2	31.8
Total assets	$678.0	$592.2	$582.2

Segment assets:
JBT FoodTech	$427.7	$351.8	$343.8
JBT AeroTech	202.9	206.8	207.3
Intercompany eliminations	(0.5)	(0.6)	(0.7)
Total segment assets	630.1	558.0	550.4
Corporate (3)	47.9	34.2	31.8
Total assets	$678.0	$592.2	$582.2

(1)
Management views segment operating capital employed, which consists of segment assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, restructuring reserves, income tax balances and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance and progress payments, accrued payroll and other liabilities.
(3)
Corporate includes LIFO inventory reserves, restructuring reserves, income tax balances, derivatives, investments, property, and plant and equipment not associated with a specific segment and pension assets.

Geographic segment information
Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

(In millions)	2012	2011	2010
Revenue (by location of customers):
United States	$475.5	$469.0	$445.1
All other countries	441.8	486.8	435.3
Total revenue	$917.3	$955.8	$880.4

(In millions)	2012	2011	2010
Long-lived assets:
United States	$124.5	$114.8	$114.4
Sweden	19.7	20.1	20.1
Brazil	15.7	15.9	19.0
All other countries	38.5	36.5	39.5
Total long-lived assets	$198.4	$187.3	$193.0

Other business segment information

	Capital Expenditures			Depreciation and Amortization			Research and Developement Expense
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
JBT FoodTech	$22.5	$18.8	$19.5	$20.1	$20.6	$19.1	$9.4	$10.7	$11.4
JBT AeroTech	1.5	1.3	1.0	2.5	2.6	2.9	4.9	7.8	6.1
Corporate	0.7	0.7	3.8	1.0	0.9	0.9	-	-	-
Total	$24.7	$20.8	$24.3	$23.6	$24.1	$22.9	$14.3	$18.5	$17.5

NOTE 15. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data	2012				2011
and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$292.9	$205.3	$214.4	$204.7	$271.5	$230.3	$252.5	$201.5
Cost of sales	218.2	153.3	160.4	154.3	206.4	173.0	192.5	149.3
Income from continuing operations	19.0	6.2	7.9	4.0	7.4	8.1	10.4	4.9
(Loss) income from discontinued operations, net of tax	(0.5)	(0.1)	(0.2)	(0.1)	(0.2)	-	(0.1)	-
Net income	$18.5	$6.1	$7.7	$3.9	$7.2	$8.1	$10.3	$4.9
Basic earnings per share:
Income from continuing operations	$0.65	$0.21	$0.27	$0.14	$0.26	$0.28	$0.36	$0.17
Loss from discontinued operations, net of tax	(0.01)	-	-	(0.01)	(0.01)	-	-	-
Net income	$0.64	$0.21	$0.27	$0.13	$0.25	$0.28	$0.36	$0.17
Diluted earnings per share:
Income from continuing operations	$0.64	$0.21	$0.27	$0.14	$0.25	$0.28	$0.35	$0.17
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)	(0.01)	-	(0.01)	-	-
Net income	$0.63	$0.20	$0.26	$0.13	$0.25	$0.27	$0.35	$0.17
Dividends declared per share	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07	$0.07
Weighted average shares outstanding
Basic (1)	29.1	29.2	29.1	29.1	28.8	28.8	28.8	28.7
Diluted (1)	29.6	29.6	29.5	29.4	29.4	29.4	29.3	29.2
Common stock sales price
High	$17.87	$17.48	$16.49	$18.20	$17.57	$19.73	$21.00	$20.79
Low	$13.93	$12.76	$13.06	$15.01	$13.16	$13.25	$17.56	$17.42

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 16. SUBSEQUENT EVENTS

On February 26, 2013, the Board of Directors approved a quarterly cash dividend of $0.07 per share of outstanding common stock. The dividend will be paid on March 25, 2013 to stockholders of record at the close of business on March 11, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

Under the date of March 7, 2013, we reported on the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, which are included in this annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 7, 2013

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Decription	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2010:
Allowance for doubtful accounts	$5,078	$984	$(79)	$1,180	$4,803
Valuation allowance for deferred tax asset	$2,088	$221	$-	$281	$2,028
Year ended December 31, 2011:
Allowance for doubtful accounts	$4,803	$1,797	$-	$2,319	$4,281
Valuation allowance for deferred tax asset	$2,028	$-	$-	$1,249	$779
Year ended December 31, 2012:
Allowance for doubtful accounts	$4,281	$1,077	$-	$1,680	$3,678
Valuation allowance for deferred tax asset	$779	$-	$-	$230	$549

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited John Bean Technologies Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Bean Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Bean Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 7, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 7, 2013

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

Other information required by this Item can be found in the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” of the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 35 through 61 herein:

2.
Financial Statement Schedule:  Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 64. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

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

10.1
Credit Agreement dated November 30, 2012, among JBT Corporation, John Bean Technologies, B.V., John Bean Technologies AB, JP Morgan Chase Bank, N.A. and the other lenders and parties signatories thereto, incorporated by reference to our Current Report on Form 8-K filed with the SEC on December 3, 2012.

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

10.5	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.1

10.5A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.5B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.5C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.5D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.5E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.5F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.5G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.5H	Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011. 1

10.5I	Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011. 1

10.5J*	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement. 1

10.5K*	Updated Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement. 1

10.5L*	Form of Long-Term Incentive Performance Cash Award Agreement. 1

10.7A	First Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2009. 1

10.7B	Second Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009. 1

10.8	International Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.9	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008. 1

10.9A
First Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009. 1

10.9B
Second Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009. 1

10.10	Form of JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009. 1

10.10A	Form of Amended and Restated JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2011.1

10.10B
Form of First Amendment to John Bean Technologies Corporation Amended and Restated Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013.1

1 A management contract or compensatory plan required to be filed with this report.

10.11
JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program and Part II Union Hourly Employees’ Retirement Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.1

10.11A
First Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 15, 2009. 1

10.11B
Second Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11B to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. 1

10.11C
First Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11C to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. 1

10.11D
Second Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11D to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011. 1

10.11E
Third Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11E to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011. 1

10.11F	Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program
•        Part I Salaried and Nonunion Hourly Employees’ Retirement Program
•        Part II Union Hourly Employees’ Retirement Program
incorporated by reference to Exhibit 10.11F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012. 1

10.12	JBT Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.6 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008. 1

10.12A	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009. 1

10.12B	Second Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009. 1

10.12C	Third Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12A to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. 1

10.12D	Fourth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12D to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. 1

10.12E	Fifth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12E to our Annual Report on Form 10-K filed with the SEC on March 3, 2011. 1

10.12F	Amended and Restated John Bean Technologies Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.12F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012. 1

10.12G
First Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12G to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012. 1

10.14	Executive Severance Plan, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. 1

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*+
The following materials from John Bean Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

 Date: March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHARLES H. CANNON, JR.	President, Chief Executive Officer, Chairman and Director (Principal Executive Officer)	March 7, 2013
Charles H. Cannon, Jr.

/s/ RONALD D. MAMBU	Vice President and Chief Financial Officer (Principal Financial Officer)	March 7, 2013
Ronald D. Mambu

/s/ MEGAN J. RATTIGAN	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2013
Megan J. Rattigan

/s/ C. MAURY DEVINE	Director	March 7, 2013
C. Maury Devine

/s/ ALAN D. FELDMAN	Director	March 7, 2013
Alan D. Feldman

/ s/ JAMES E. GOODWIN	Director	March 7, 2013
James E. Goodwin

/s/ POLLY B. KAWALEK	Director	March 7, 2013
Polly B. Kawalek

/s/ JAMES M. RINGLER	Director	March 7, 2013
James M. Ringler

/s/ JAMES R. THOMPSON	Director	March 7, 2013
James R. Thompson

/s/ EDWARD L. DOHENY, II	Director	March 7, 2013
Edward L. Doheny, II