Form 10-Q
period 2013-03-31
John Bean Technologies CORP
filed 2013-05-09
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2013
Common Stock, par value $0.01 per share	28,927,999

PART I—FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2013	2012
Revenue	$185.7	$204.7
Operating expenses:
Cost of sales	135.4	154.3
Selling, general and administrative expense	40.9	39.0
Research and development expense	3.2	3.9
Other income, net	(0.4)	(0.3)
Operating income	6.6	7.8
Interest income	0.5	0.1
Interest expense	(1.9)	(1.7)
Income from continuing operations before income taxes	5.2	6.2
Provision for income taxes	1.1	2.2
Income from continuing operations	4.1	4.0
Loss from discontinued operations, net of taxes	-	(0.1)
Net income	$4.1	$3.9

Basic earnings per share:
Income from continuing operations	$0.14	$0.14
Loss from discontinued operations	-	(0.01)
Net income	$0.14	$0.13
Diluted earnings per share:
Income from continuing operations	$0.14	$0.14
Loss from discontinued operations	-	(0.01)
Net income	$0.14	$0.13
Cash dividends declared per share	$0.07	$0.07

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2013	2012
Net income	$4.1	$3.9
Other comprehensive income (loss)
Foreign currency translation adjustments	(1.8)	4.6
Pension and other postretirement benefits adjustments, net of tax	0.5	0.5
Other comprehensive income (loss)	(1.3)	5.1
Comprehensive income	$2.8	$9.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$15.3	$99.0
Trade receivables, net of allowances of $3.2 and $3.7, respectively	149.6	188.4
Inventories	132.3	109.2
Other current assets	57.1	51.5
Assets held for sale	3.0	3.0
Total current assets	357.3	451.1
Property, plant and equipment, net of accumulated depreciation of $236.6 and $235.5, respectively	127.5	126.2
Other assets	97.3	100.7
Total Assets	$582.1	$678.0

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$4.0	$2.0
Accounts payable, trade and other	73.7	88.7
Advance and progress payments	100.8	74.3
Other current liabilities	72.2	85.8
Total current liabilities	250.7	250.8
Long-term debt, less current portion	97.8	189.1
Accrued pension and other postretirement benefits, less current portion	98.9	104.6
Other liabilities	28.8	27.9
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2013: 28,946,413 issued and 28,937,699 outstanding; 2012: 28,946,413 issued and 28,732,211 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2013: 8,714 and 2012: 214,202 shares	(0.2)	(3.4)
Additional paid-in capital	62.6	66.2
Retained earnings	125.5	123.5
Accumulated other comprehensive loss	(82.3)	(81.0)
Total stockholders' equity	105.9	105.6
Total Liabilities and Stockholders' Equity	$582.1	$678.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in millions)	2013	2012
Cash Flows From Operating Activities:
Net income	$4.1	$3.9
Loss from discontinued operations, net of income taxes	-	0.1
Income from continuing operations	4.1	4.0
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	6.1	5.9
Stock-based compensation	1.7	1.9
Other	(3.4)	(2.4)
Changes in operating assets and liabilities:
Trade receivables, net	37.8	35.5
Inventories	(24.8)	(8.4)
Accounts payable, trade and other	(13.5)	(9.9)
Advance and progress payments	27.2	6.0
Other assets and liabilities, net	(17.3)	(16.5)
Cash provided by continuing operating activities	17.9	16.1
Net cash required by discontinued operating activities	(0.1)	(0.2)
Cash provided by operating activities	17.8	15.9
Cash Flows From Investing Activities:
Capital expenditures	(8.3)	(5.2)
Proceeds from disposal of assets	0.3	0.5
Cash required by investing activities	(8.0)	(4.7)
Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	0.1	(0.5)
Net (payments) proceeds on credit facilities	(93.2)	3.5
Issuance of long-term debt	4.0	-
Repayment of long-term debt	-	(0.4)
Excess tax benefits	0.2	0.7
Tax withholdings on stock-based compensation awards	(2.3)	(2.3)
Dividends	(2.3)	(2.4)
Other	(0.1)	0.1
Cash required by financing activities	(93.6)	(1.3)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	0.2
Increase (decrease) in cash and cash equivalents	(83.7)	10.1
Cash and cash equivalents, beginning of period	99.0	9.0
Cash and cash equivalents, end of period	$15.3	$19.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
John Bean Technologies Corporation and all majority-owned consolidated subsidiaries (“JBT Corporation” or “we”) provide global technology solutions for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers.

Basis of Presentation
The preceding condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and unaudited interim condensed consolidated financial statements, together with the notes thereto (the “statements”), of JBT Corporation have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States has been condensed or omitted. Therefore, these statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

NOTE 2. RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) issued guidance that requires an entity to disclose information showing the effect of items reclassified from accumulated other comprehensive income on the line items of net income. The provisions of this new guidance were effective prospectively as of the beginning of our 2013 fiscal year. Accordingly, we adopted this standard in the first quarter of 2013.  See Note 5 for details.

In December 2011, the FASB issued new disclosure requirements that are intended to enhance current disclosures on offsetting financial assets and liabilities. The new disclosures require an entity to disclose both gross and net information about derivative instruments accounted for in accordance with the guidance on derivatives and hedging that are eligible for offset on the balance sheet, and instruments and transactions subject to an agreement similar to a master netting arrangement. We adopted this standard in the first quarter of 2013. See Note 7 for details.

NOTE 3. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2013	December 31, 2012
Raw materials	$57.4	$59.9
Work in process	52.3	30.6
Finished goods	87.1	82.0
Gross inventories before LIFO reserves and valuation adjustments	196.8	172.5
LIFO reserves and valuation adjustments	(64.5)	(63.3)
Net inventories	$132.3	$109.2

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost (income) for the three months ended March 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Postretirement Benefits
(In millions)	2013	2012	2013	2012
Service cost	$0.4	$0.3	$-	$-
Interest cost	3.4	3.5	0.1	0.1
Expected return on assets	(4.5)	(4.4)	-	-
Amortization of prior service cost (benefit)	-	-	(0.1)	(0.2)
Amortization of actuarial losses, net	1.0	0.8	-	-
Net periodic benefit cost (income)	$0.3	$0.2	$-	$(0.1)

NOTE 5. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT Corporation, AOCI is primarily composed of adjustments related to pension and other post-retirement benefits plans and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2013 by component are shown in the following table:

	Pension and Other Postretirement Benefits (a)	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2012	$(85.4)	$4.4	$(81.0)
Other comprehensive income before reclassification	-	(1.8)	$(1.8)
Amounts reclassified from accumulated other comprehensive income	0.5	-	0.5
Net current-period other comprehensive income	0.5	(1.8)	(1.3)
Ending balance, March 31, 2013	$(84.9)	$2.6	$(82.3)
(a)Amounts are net of tax.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefits plans for the period ended March 31, 2013 were $0.9 million in selling, general and administrative expense and $0.4 million in provision for income taxes.

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2013 and 2012, and our basic and diluted shares outstanding:

(In millions, except per share data)	2013	2012
Basic earnings per share:
Income from continuing operations	$4.1	$4.0
Weighted average number of shares outstanding	29.2	29.1
Basic earnings per share from continuing operations	$0.14	$0.14
Diluted earnings per share:
Income from continuing operations	$4.1	$4.0
Weighted average number of shares outstanding	29.2	29.1
Effect of dilutive securities:
Restricted stock	0.3	0.3
Total shares and dilutive securities	29.5	29.4
Diluted earnings per share from continuing operations	$0.14	$0.14

During the three months ended March 31, 2013, no additional shares were issued. Treasury shares were utilized to satisfy awards under our stock-based compensation plan. During the year ended December 31, 2012, 0.3 million new shares were issued.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging foreign currency risks for certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. In managing exchange rate volatility related to foreign currency purchases and sales, we primarily utilize forward exchange contracts with maturities of less than 2 years. We do not apply hedge accounting to these forward exchange contracts. As of March 31, 2013, we held forward exchange contracts with an aggregate notional value of $467 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

The following table presents the fair values of foreign exchange derivatives included within the condensed consolidated balance sheets:

	As of March 31, 2013		As of December 31, 2012
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$5.7	$3.8	$5.9	$6.6
Other assets / liabilities	2.7	0.4	1.7	0.4
Total	$8.4	$4.2	$7.6	$7.0

Refer to Note 8 Fair Value of Financial Instruments for a description of how the fair values of the above financial instruments are determined.

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. We present our derivatives at gross fair values in the Consolidated Condensed Balance Sheets. As of March 31, 2013 and December 31, 2012, information related to these offsetting arrangements was as follows:

(in millions)	As of March 31, 2013
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$8.4	$-	$8.4	$(3.3)	$5.1
Offsetting of Liabilities	As of March 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$4.2	$-	$4.2	$(3.3)	$0.9

(in millions)	As of December 31, 2012
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$7.6	$-	$7.6	$(3.8)	$3.8
Offsetting of Liabilities	As of December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$7.0	$-	$7.0	$(3.8)	$3.2

The following table presents the location and amount of gains (losses) from derivatives not designated as hedging instruments in the consolidated statements of income for the three month periods ended March 31, 2013 and 2012:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2013	2012
Foreign exchange contracts	Revenue	$3.9	$3.2
Foreign exchange contracts	Cost of sales	(1.1)	(0.5)
Foreign exchange contracts	Other income, net	(0.1)	(0.1)
Total		2.7	2.6
Remeasurement of assets and liabilities in foreign currencies		(0.6)	(0.7)
Net gain on foreign currency transactions		$2.1	$1.9

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2013				As of December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.4	$11.4	$-	$-	$11.1	$11.1	$-	$-
Derivatives	8.4	-	8.4	-	7.6	-	7.6	-
Total assets	$19.8	$11.4	$8.4	$-	$18.7	$11.1	$7.6	$-
Liabilities:
Derivatives	$4.2	$-	$4.2	$-	$7.0	$-	$7.0	$-

Investments primarily represent securities held by a non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. Investments include an unrealized gain of $0.3 million for the three months ended March 31, 2013 and an unrealized gain of $0.4 million for the year ended December 31, 2012. We use the income approach to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate to the published market indicative currency rate, multiplied by the contract notional value, and includes a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payables, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of March 31, 2013		As of December 31, 2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$83.3	$75.0	$83.9
Revolving credit facility, expires November 30, 2017	20.3	20.3	113.5	113.5
Brazilian Loan due August 20, 2014	4.0	4.0	-	-
Foreign credit facilities	1.8	1.8	1.8	1.8
Other	0.7	0.7	0.8	0.8

The estimate of the all-in interest rate for discounting the senior unsecured notes and the revolving credit facility loan are based on a broker quote for notes and a loan with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The Brazilian loan’s fair value approximates the carrying value as Brazil market interest rates are unchanged since issuance. The carrying value of the remaining borrowings approximates their fair value due to their variable interest rates.

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

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees.  These financial instruments, which totaled approximately $73.7 million at March 31, 2013, represent guarantees of our future performance.  We also have provided approximately $6.0 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years, and we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances, we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of March 31, 2013, the maximum future payment obligation of such guarantees was $2.4 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the condensed consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs of correcting a product failure. Warranty cost and accrual information for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Balance at beginning of period	$7.3	$7.3
Expense for new warranties	2.3	2.0
Adjustments to existing accruals	(0.2)	-
Claims paid	(2.5)	(2.5)
Balance at end of period	$6.9	$6.8

NOTE 10. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, certain employee benefit expenses, restructuring costs, interest income and expense and income taxes. Business segment information for the three months ended March 31, 2013 and 2012 was as follows:

(In millions)	2013	2012
Revenue
JBT FoodTech	$104.8	$116.3
JBT AeroTech	77.9	85.8
Other revenue (1) and intercompany eliminations	3.0	2.6
Total revenue	$185.7	$204.7
Income before income taxes
Segment operating profit:
JBT FoodTech	$7.7	$6.7
JBT AeroTech	4.4	5.3
Total segment operating profit	12.1	12.0
Corporate items:
Corporate expense (2)	(4.5)	(4.0)
Other expense, net (1)	(1.0)	(0.2)
Net interest expense	(1.4)	(1.6)
Total corporate items	(6.9)	(5.8)
Income from continuing operations before income taxes	$5.2	$6.2

(1)
Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.  In the fourth quarter of 2011, we implemented a cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world. The cost reduction plan consisted primarily of a workforce reduction of approximately 115 positions. We paid $0.9 million related to the plan in the first quarter of 2013 and expect to pay $0.8 million by the end of 2013 to complete the plan.

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

In the first quarter of 2013, total revenue decreased by $19.0 million compared to the same period in 2012. Gross profit margin increased by approximately 250 basis points compared to the first quarter of 2012 driven primarily by JBT FoodTech’s margin expansion which contributed $5.4 million to the gross profit. Operating income of $6.6 million decreased by $1.2 million compared to first quarter 2012. This was the result of lower sales and higher corporate items.

First quarter backlog was $329.5 million compared to $279.4 in the same period of 2012. First quarter inbound orders for JBT FoodTech increased by $10.2 million while JBT AeroTech decreased by $16.6 million compared to the same period in 2012. We reduced net debt to $86.5 million, compared to $92.1 million at December 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Favorable /
	March 31,		(Unfavorable)
(In millions, except %)	2013	2012	$	%
Revenue	$185.7	$204.7	$(19.0)	(9.3)%
Cost of sales	135.4	154.3	18.9	12.2
Gross profit	50.3	50.4	(0.1)	(0.2)
Selling, general and administrative expense	40.9	39.0	(1.9)	(4.9)
Research and development expense	3.2	3.9	0.7	17.9
Other income, net	(0.4)	(0.3)	0.1	33.3
Operating income	6.6	7.8	(1.2)	(15.4)
Net interest expense	(1.4)	(1.6)	0.2	12.5
Income from continuing operations before income taxes	5.2	6.2	(1.0)	(16.1)
Provision for income taxes	1.1	2.2	1.1	50.0
Income from continuing operations	4.1	4.0	0.1	2.5
Loss from discontinued operations, net of taxes	-	(0.1)	0.1	100.0
Net income	$4.1	$3.9	$0.2	5.1%

Total revenue decreased by $19.0 million in the first quarter of 2013 compared to the same period in 2012. Lower volume from freezing and chilling and in-container product lines resulted in  $10.5 million of lower revenue. Aftermarket revenue decreased by $6.0 million, driven primarily by Europe and North America markets.

Operating income decreased by $1.0 million in the first quarter of 2013 compared to the same period in 2012. The decrease in operating income resulted from the following:

•
Despite lower sales volume, we generated gross profit in the first quarter of 2013 that was consistent with the first quarter of 2012. Lower production costs for high capacity freezers in the U.S. drove the improvement in gross margin.

•
Selling, general and administrative expense increased by $1.9 million. Incentive compensation expense and pension costs increased by approximately $0.3 million and $0.2 million, respectively. Increased  sales commissions for new product lines, other merit-based compensation and consulting fees also contributed to the higher expense.

•	Research and development expense decreased by $0.7 million as a result of generally lower expenditures across most product lines.

Interest expense increased by $0.2 million in the first quarter of 2013 compared to the same period in 2012 as a result of a higher overall interest rate on our variable rate debt. This was offset by an increase in interest income of $0.4 million generated by cash invested overseas during the first quarter of 2013.

Income tax expense in the first quarter of 2013 reflected a full-year estimated effective income tax rate of 33.5%. In the first quarter of 2013, we also recognized $0.7 million in tax benefits discrete to the period, primarily due to the extension of the U.S. research and development tax credit and interest look-through rules. Income tax expense in the first quarter of 2012 reflected an effective income tax rate for the full-year of 35%.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Three Months Ended		Favorable /
	March 31,		(Unfavorable)
(In millions)	2013	2012	$	%
Revenue
JBT FoodTech	$104.8	$116.3	$(11.5)	(9.9)%
JBT AeroTech	77.9	85.8	(7.9)	(9.2)
Other revenue and intercompany eliminations	3.0	2.6	0.4	15.4
Total revenue	$185.7	$204.7	$(19.0)	(9.3)%
Income before income taxes
Segment operating profit:
JBT FoodTech	$7.7	$6.7	$1.0	14.9%
JBT AeroTech	4.4	5.3	(0.9)	(17.0)
Total segment operating profit	12.1	12.0	0.1	1.0
Corporate items:
Corporate expense	(4.5)	(4.0)	(0.5)	(12.5)
Other expense, net	(1.0)	(0.2)	(0.8)	(400.0)
Net interest expense	(1.4)	(1.6)	0.2	12.5
Total corporate items	(6.9)	(5.8)	(1.1)	(19.0)
Income from continuing operations before income taxes	$5.2	$6.2	$(1.0)	16.1%

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech
JBT FoodTech’s revenue decreased by $11.5 million, or $10.5 million in constant currency in the first quarter of 2013 compared to the same period in 2012. Product revenue decreased by $5.0 million primarily caused by lower sales volume in freezing and protein processing  product lines in Asia Pacific and in-container equipment. Aftermarket revenue decreased by $5.5 million partly due to spending cut-backs by protein processing customers in North America.

Despite the lower revenue, JBT FoodTech’s operating profit increased by $1.0 million in the first quarter of 2013 compared to the same period in 2012. Operating margin increased from 5.8% to 7.3%. The increase in operating profit was mainly driven by significant gross margin improvement, which contributed $6.2 million in gross profit in the 2013 period. Gross margin benefited from lower costs on freezing and chilling products  manufactured in North America which historically were exported from Sweden. Other continuing margin improvement initiatives in JBT FoodTech also contributed to the gross margin improvement.

JBT AeroTech
JBT AeroTech’s revenue decreased by $7.9 million in the first quarter of 2013 compared to the same period in 2012. The decrease was primarily driven by lower product sales from automated systems which was a result of lower backlog of projects coming into 2013. A decline in military loader equipment sales also contributed to the decrease in revenue. These decreases were partly offset by higher revenue from Jetway® passenger boarding bridges and ground service equipment.

JBT AeroTech’s operating profit decreased by $0.9 million in the first quarter of 2013 compared to the same period in 2012. Operating margin declined from 6.2% in the first quarter of 2012 to 5.6% in the same period in 2013. Lower sales volume accounted for approximately $1.4 million in decreased profit and was offset by about $0.4 million in gross profit margin improvement that was driven mainly by the sales gains in the ground support equipment product line.

Corporate Items
Corporate items increased by $1.1 million in the first quarter of 2013 compared to the same period in 2012. The unfavorable change was driven by approximately $0.5 million in higher incentive-based compensation and pension costs. In addition, the release of restructuring reserve of $0.3 million in the first quarter of 2012 did not reoccur in the current period.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders for the three months ended March 31, 2013 and 2012 were as follows:

(In millions)	2013	2012
JBT FoodTech	$157.1	$146.9
JBT AeroTech	72.0	88.6
Other and intercompany eliminations	3.0	2.6
Total inbound orders	$232.1	$238.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog

(In millions)	March 31, 2013	December 31, 2012	March 31, 2012
JBT FoodTech	$200.1	$147.8	$129.1
JBT AeroTech	129.4	135.3	150.3
Total order backlog	$329.5	$283.1	$279.4

Order backlog in our JBT FoodTech segment at March 31, 2013 increased by $52.3 million since December 31, 2012 and $71.0 million since March 31, 2012. The increase since December 31, 2012 was driven mainly by $20.4 million of higher backlog of in-container processing products and $31.0 million of freezing and chilling products in Europe, North America and Asia. The inbound orders increased by $10.2 million compared to same period in 2012.

Order backlog in our JBT AeroTech segment at March 31, 2013 decreased by $5.9 million compared to December 31, 2012 and decreased by $20.9 million since March 31, 2012. The decrease in backlog since March 31, 2012 is largely due to the removal of $17.5 million in backlog related to two contracts with the U.S. Air Force in the third quarter of 2012. The inbound activity for the first quarter decreased by $16.6 million compared to the same period in 2012.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements. We are not aware of any circumstances that are likely to result in our liquidity increasing or decreasing materially in the near-term.

As of March 31, 2013, we had $15.3 million of cash and cash equivalents, $13.5 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain significant operations outside of the U.S. and use our cash for working capital, capital expenditures and business acquisitions in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation to the U.S. could cause us to incur additional U.S. income taxes and potential foreign withholding taxes. Any additional taxes may be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would depend on the income tax laws and other circumstances at the time of repatriation.

Permanently invested funds held outside of the U.S. are available to fund operations in non-U.S. subsidiaries; such cash is also loaned to the U.S. parent company. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and the total of all such loans are required to be outstanding for less than 60 days during the year. Amounts outstanding subject to this rule at March 31, 2013 were $93.2 million. We may choose to access such funds again in the future as allowed under the rule.

Cash Flows
Cash flows for the three months ended March 31, 2013 and 2012 were as follows:

(In millions)	2013	2012
Cash provided by continuing operating activities	$17.9	$16.1
Cash required by investing activities	(8.0)	(4.7)
Cash required by financing activities	(93.6)	(1.3)
Net cash required by discontinued operations	(0.1)	(0.2)
Effect of foreign exchange rate changes on cash and cash equivalents	0.1	0.2
Increase (decrease) in cash and cash equivalents	$(83.7)	$10.1

Cash provided by continuing operating activities during the first quarter of 2013 was $17.9 million, representing a $1.8 million increase compared to the same period in 2012. The change in the cash flows is primarily attributable to higher receipts of advance and progress payments. Cash provided by operating activities improved during the first quarter of 2013 despite a discretionary contribution of $4.0 million to our U.S. qualified pension plan.

Cash required by investing activities was $8.0 million and $4.7 million during the first quarter of 2013 and 2012, respectively, primarily consisting of amounts required to fund capital expenditures. Our capital expenditures are primarily used for the maintenance and upgrading of our installed base of leased equipment.

Cash required by financing activities was $93.6 million and $1.3 million in the first quarter of 2013 and 2012, respectively. During the first quarter of 2013, we reduced our borrowing under the 5-year revolving credit facility by $93.2 million.

Financing Arrangements
We have a $300 million 5-year revolving credit facility that expires on November 30, 2017. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. As of March 31, 2013, we had $20.3 million drawn on the credit facility, $9.7 million in letters of credit issued under the credit facility and $270 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

A Brazilian subsidiary entered into a $4.0 million loan with annual interest cost of 5.5%. The first installment payment of $2.0 million is due on February 21, 2014 and the second installment payment is due on August 20, 2014.

We have several credit facilities in China and India under which we have drawn $1.8 million and have $8.0 million of additional available funds.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At March 31, 2013, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of March 31, 2013
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	11.08
Leverage ratio (2)	Not greater than 3.0	1.29
Restricted payments (3)	Not greater than $20 million	$2.3 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	11.08
Leverage ratio (2)	Not greater than 3.25	1.29

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

Outlook

We expect JBT FoodTech to achieve middle-to-high-single digit percentage revenue growth in 2013 with revenue second-half loaded.  JBT AeroTech is projected to achieve middle-single digit percentage revenue growth in 2013 with anticipated order buildup starting in the second quarter. In addition to the volume increase, we expect further margin expansion resulting from continued execution of margin improvement initiatives.  Looking further into 2013, while additional opportunities may materialize across select businesses, continued challenging macro-economic conditions in Europe and Middle East and the potential impact of the U.S. government’s sequestration measures on some military loader sales, may place downward pressure on earnings.  Consequently, the Company projects its 2013 diluted earnings per share from continuing operations to be in the range of $1.38 - $1.52.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting estimates. During the three months ended March 31, 2013, there was no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.                 CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 7, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
May 9, 2013

PART II—OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended March 31, 2013.

ITEM 1A.              RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2013.

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

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Rattigan
Megan J. Rattigan
Chief Accounting Officer, and duly authorized officer

Date: May 9, 2013

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

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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