Form 10-Q
period 2013-06-30
John Bean Technologies CORP
filed 2013-08-08
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, par value $0.01 per share	28,955,429

PART I—FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated statements of income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2013	2012	2013	2012
Revenue	$226.9	$214.4	$412.6	$419.1
Operating expenses:
Cost of sales	167.8	160.4	303.2	314.7
Selling, general and administrative expense	40.5	37.7	81.4	76.7
Research and development expense	3.7	3.3	6.9	7.2
Other expense (income), net	0.1	(1.0)	(0.3)	(1.3)
Operating income	14.8	14.0	21.4	21.8
Interest income	0.4	-	0.8	0.1
Interest expense	(2.0)	(1.8)	(3.8)	(3.5)
Income from continuing operations before income taxes	13.2	12.2	18.4	18.4
Provision for income taxes	4.4	4.3	5.5	6.5
Income from continuing operations	8.8	7.9	12.9	11.9
Loss from discontinued operations, net of taxes	(0.2)	(0.2)	(0.2)	(0.3)
Net income	$8.6	$7.7	$12.7	$11.6

Basic earnings per share:
Income from continuing operations	$0.30	$0.27	$0.44	$0.41
Loss from discontinued operations	(0.01)	-	(0.01)	(0.01)
Net income	$0.29	$0.27	$0.43	$0.40
Diluted earnings per share:
Income from continuing operations	$0.30	$0.27	$0.44	$0.40
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	-
Net income	$0.29	$0.26	$0.43	$0.40
Cash dividends declared per share	$0.09	$0.07	$0.16	$0.14

John Bean Technologies Corporation

Condensed Consolidated statements of comprehensive income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Net income	$8.6	$7.7	$12.7	$11.6
Other comprehensive income (loss)
Foreign currency translation adjustments	(5.3)	(8.1)	(7.1)	(3.5)
Derivatives designated as hedges net of tax	-	-	-	0.1
Pension and other postretirement benefits adjustments, net of tax	0.6	0.3	1.1	0.7
Other comprehensive loss	(4.7)	(7.8)	(6.0)	(2.7)
Comprehensive income (loss)	$3.9	$(0.1)	$6.7	$8.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated balance sheets

	June 30, 2013	December 31, 2012
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$21.0	$99.0
Trade receivables, net of allowances of $2.6 and $3.7, respectively	147.0	188.4
Inventories	139.3	109.2
Other current assets	60.4	51.5
Assets held for sale	3.0	3.0
Total current assets	370.7	451.1
Property, plant and equipment, net of accumulated depreciation of $234.9 and $235.5, respectively	126.3	126.2
Other assets	94.0	100.7
Total Assets	$591.0	$678.0
Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$4.1	$2.0
Accounts payable, trade and other	80.4	88.7
Advance and progress payments	92.4	74.3
Other current liabilities	79.5	85.8
Total current liabilities	256.4	250.8
Long-term debt, less current portion	100.5	189.1
Accrued pension and other postretirement benefits, less current portion	96.6	104.6
Other liabilities	28.9	27.9
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2013: 28,955,429 issued and 28,955,429 outstanding; 2012: 28,946,413 issued and 28,732,211 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2012: 214,202 shares	-	(3.4)
Additional paid-in capital	63.9	66.2
Retained earnings	131.4	123.5
Accumulated other comprehensive loss	(87.0)	(81.0)
Total stockholders' equity	108.6	105.6
Total Liabilities and Stockholders' Equity	$591.0	$678.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated statementS of cash flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2013	2012
Cash Flows From Operating Activities:
Net income	$12.7	$11.6
Loss from discontinued operations, net of income taxes	0.2	0.3
Income from continuing operations	12.9	11.9
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	12.5	11.8
Stock-based compensation	3.4	3.7
Other	(1.2)	(3.5)
Changes in operating assets and liabilities:
Trade receivables, net	39.3	44.7
Inventories	(33.4)	(2.8)
Accounts payable, trade and other	(6.8)	(12.0)
Advance and progress payments	19.1	9.6
Other assets and liabilities, net	(15.3)	(15.4)
Cash provided by continuing operating activities	30.5	48.0
Net cash required by discontinued operating activities	(0.7)	(0.3)
Cash provided by operating activities	29.8	47.7
Cash Flows From Investing Activities:
Acquisition	-	(5.0)
Capital expenditures	(14.1)	(11.1)
Proceeds from disposal of assets	1.2	0.7
Cash required by investing activities	(12.9)	(15.4)
Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	0.1	(0.5)
Net (payments) proceeds on credit facilities	(93.7)	39.9
Repayment of long-term debt	(0.1)	(0.7)
Issuance of long-term debt	8.0	0.8
Excess tax benefits	0.3	0.6
Purchase of stock held in treasury	(0.2)	-
Tax withholdings on stock-based compensation awards	(2.3)	(2.3)
Dividends	(4.9)	(4.4)
Other	(0.1)	0.1
Cash provided (required) by financing activities	(92.9)	33.5
Effect of foreign exchange rate changes on cash and cash equivalents	(2.0)	(0.2)
Increase (decrease) in cash and cash equivalents	(78.0)	65.6
Cash and cash equivalents, beginning of period	99.0	9.0
Cash and cash equivalents, end of period	$21.0	$74.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

John Bean Technologies Corporation and its majority-owned consolidated subsidiaries (“JBT Corporation” or “we”) provide global technology solutions for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers.

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

Note 2. Inventories

Inventories consisted of the following:

(In millions)	June 30, 2013	December 31, 2012
Raw materials	$63.1	$59.9
Work in process	56.6	30.6
Finished goods	84.1	82.0
Gross inventories before LIFO reserves and valuation adjustments	203.8	172.5
LIFO reserves and valuation adjustments	(64.5)	(63.3)
Net inventories	$139.3	$109.2

Note 3. Pension and Other Postretirement Benefits

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$0.4	$0.4	$0.9	$0.7	$-	$-	$-	$-
Interest cost	3.4	3.4	6.8	6.9	0.1	0.1	0.2	0.2
Expected return on assets	(4.5)	(4.4)	(9.0)	(8.8)	-	-	-	-
Amortization of prior service cost (benefit)	-	0.1	-	0.1	(0.1)	(0.2)	(0.2)	(0.4)
Amortization of actuarial losses, net	1.1	0.7	2.1	1.5	-	-	-	-
Net periodic benefit cost (income)	$0.4	$0.2	$0.8	$0.4	$-	$(0.1)	$-	$(0.2)

Note 4. accumulated other comprehensive income (loss)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT Corporation, AOCI is primarily composed of adjustments related to pension and other postretirement benefits plans and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2013 and June 30, 2013 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2012	$(85.4)	$4.4	$(81.0)
Other comprehensive income (loss) before reclassification	-	(1.8)	(1.8)
Amounts reclassified from accumulated other comprehensive income	0.5	-	0.5
Net current-period other comprehensive income (loss)	0.5	(1.8)	(1.3)
Ending balance, March 31, 2013	(84.9)	2.6	(82.3)
Other comprehensive loss before reclassification	-	(5.3)	(5.3)
Amounts reclassified from accumulated other comprehensive income	0.6	-	0.6
Net current-period other comprehensive income (loss)	0.6	(5.3)	(4.7)
Ending balance, June 30, 2013	$(84.3)	$(2.7)	$(87.0)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefits plans for three months ended June 30, 2013 were $1.0 million in selling, general and administrative expense and $0.4 million in provision for income taxes. Reclassification adjustments from AOCI into earnings for pension and other postretirement benefits plans for six months ended June 30, 2013 were $1.9 million in selling, general and administrative expense and $0.8 million in provision for income taxes.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30
(In millions, except per share data)	2013	2012	2013	2012
Basic earnings per share:
Income from continuing operations	$8.8	$7.9	$12.9	$11.9
Weighted average number of shares outstanding	29.2	29.1	29.2	29.1
Basic earnings per share from continuing operations	$0.30	$0.27	$0.44	$0.41
Diluted earnings per share:
Income from continuing operations	$8.8	$7.9	$12.9	$11.9
Weighted average number of shares outstanding	29.2	29.1	29.2	29.1
Effect of dilutive securities:
Restricted stock	0.4	0.4	0.4	0.3
Total shares and dilutive securities	29.6	29.5	29.6	29.4
Diluted earnings per share from continuing operations	$0.30	$0.27	$0.44	$0.40

Note 6. Derivative Financial Instruments and Risk Management

Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging foreign currency risks for certain identifiable and anticipated transitions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years. We do not apply hedge accounting to these forward exchange contracts. As of June 30, 2013, we held forward exchange contracts with an aggregate notional value of $440.2 million. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy.

The following table presents the fair value of foreign exchange derivatives included within the condensed consolidated balance sheets:

	As of June 30, 2013		As of December 31, 2012
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$5.7	$5.1	$5.9	$6.6
Other assets / liabilities	2.9	1.0	1.7	0.4
Total	$8.6	$6.1	$7.6	$7.0

Refer to Note 7. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. We present our derivatives at gross fair values in the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, information related to these offsetting arrangements was as follows:

(in millions)	As of June 30, 2013
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount

Derivatives	$8.6	$-	$8.6	$(3.6)	$5.0

Offsetting of Liabilities	As of June 30, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$6.1	$-	$6.1	$(3.6)	$2.5

(in millions)	As of December 31, 2012
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$7.6	$-	$7.6	$(3.8)	$3.8

Offsetting of Liabilities	As of December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$7.0	$-	$7.0	$(3.8)	$3.2

The following table presents the location and amount of gains (losses) from derivatives not designated as hedging instruments in the condensed consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2013	2012	2013	2012
Foreign exchange contracts	Revenue	$(2.4)	$(1.3)	$1.5	$1.9
Foreign exchange contracts	Cost of sales	1.0	0.1	(0.1)	(0.4)
Foreign exchange contracts	Other income, net	(0.4)	0.2	(0.4)	0.1
Total		(1.8)	(1.0)	1.0	1.6
Remeasurement of assets and liabilities in foreign currencies		0.6	0.4	-	(0.3)
Net (loss) gain on foreign currency transactions		$(1.2)	$(0.6)	$1.0	$1.3

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for the losses are established based on collectability assessments.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2013				As of December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.8	$10.8	$-	$-	$11.1	$11.1	$-	$-
Derivatives	$8.6	-	8.6	-	7.6	-	7.6	-
Total assets	$19.4	$10.8	$8.6	$-	$18.7	$11.1	$7.6	$-
Liabilities:				-	-
Derivatives	$6.1	$-	$6.1	$-	$7.0	$-	$7.0	$-

Investments represent securities held by a non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. Investments include an immaterial unrealized gain for the six months ended June 30, 2013 and an unrealized gain of $0.4 million for the year ended December 31, 2012. We use the income approach to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change between the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values, and applying an appropriate discount rate as well as a factor of credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and accounts payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of June 30, 2013		As of December 31, 2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$81.9	$75.0	$83.9
Revolving credit facility, expires November 30, 2017	19.7	19.7	113.5	113.5
Brazilian loan due August 20, 2014	4.0	4.0	-	-
Brazilian loan due April 15, 2016	3.6	3.3	-	-
Foreign credit facilities	1.7	1.7	1.8	1.8
Other	0.6	0.6	0.8	0.8

The estimate of the all-in interest rate for discounting the senior unsecured notes and the revolving credit facility loan are based on a broker quote for notes and a loan with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of market rates as of June 30, 2013. The Brazilian loan that matures on August 20, 2014 carries an interest rate that is the same as the current market rate as of June 30, 2013, therefore, its carrying value approximates its fair value. The other Brazilian loan that matures on April 15, 2016 is Brazilian real denominated and carries an interest rate subsidized by the Brazil government. Its fair value is estimated by using a reasonable market rate considering the tenor and use of the loan. The carrying value of the remaining borrowings approximates their fair value due to their variable interest rates.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $84.4 million at June 30, 2013, represent guarantees of our future performance. We also have provided approximately $6.0 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years, and we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of June 30, 2013, the maximum future payment obligation of such guarantees was $2.3 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Balance at beginning of period	$6.9	$6.8	$7.3	$7.3
Expense for new warranties	2.9	1.8	5.2	3.8
Adjustments to existing accruals	(0.4)	(0.2)	(0.6)	(0.2)
Claims paid	(2.8)	(1.8)	(5.3)	(4.3)
Balance at end of period	$6.6	$6.6	$6.6	$6.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Revenue
JBT FoodTech	$152.3	$137.5	$257.1	$253.8
JBT AeroTech	76.0	77.7	153.9	163.5
Other revenue (1) and intercompany eliminations	(1.4)	(0.8)	1.6	1.8
Total revenue	$226.9	$214.4	$412.6	$419.1

Income before income taxes
Segment operating profit:
JBT FoodTech	$19.9	$14.1	$27.6	$20.8
JBT AeroTech	3.7	7.5	8.1	12.8
Total segment operating profit	23.6	21.6	35.7	33.6
Corporate items:
Corporate expense (2)	(5.0)	(4.3)	(9.5)	(8.3)
Other expense, net (1)	(3.8)	(3.3)	(4.8)	(3.5)
Net interest expense	(1.6)	(1.8)	(3.0)	(3.4)
Total corporate items	(10.4)	(9.4)	(17.3)	(15.2)
Income from continuing operations before income taxes	$13.2	$12.2	$18.4	$18.4

(1)

Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

●	In the first quarter of 2012, we released $0.3 million of restructuring reserves recorded in 2010 related to JBT AeroTech.
●

In the fourth quarter of 2011, we implemented a cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world.  The cost reduction plan consisted primarily of a workforce reduction of approximately 115 positions.  We paid $0.9 million and $0.2 million related to the plan in the first and second quarters of 2013, respectively.  We expect to pay approximately $0.6 million by the end of 2013 to complete the plan.

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

In the second quarter of 2013, total revenue increased by $12.5 million compared to the same period in 2012. The revenue increase was driven primarily by higher JBT FoodTech equipment sales partly offset by lower equipment sales from JBT AeroTech. Higher recurring revenue from both businesses contributed to the revenue increase. Operating profit margin remained relatively flat as margin expansion in JBT FoodTech was offset by margin decrease in JBT AeroTech.

Backlog at June 30, 2013 was $352.3 million, an increase of $44.3 million and $69.2 million compared to June 30 and December 31, 2012, respectively. Second quarter inbound orders were $249.7 million, an increase of $6.7 million compared to the same period in 2012. Debt, net of cash, at June 30, 2013 was $83.6 million, a decrease of $8.5 million since December 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2013	2012	$	%
Revenue	$226.9	$214.4	$12.5	5.8%
Cost of sales	167.8	160.4	(7.4)	(4.6)
Gross profit	59.1	54.0	5.1	9.4
Selling, general and administrative expense	40.5	37.7	(2.8)	(7.4)
Research and development expense	3.7	3.3	(0.4)	(12.1)
Other expense (income), net	0.1	(1.0)	(1.1)	*
Operating income	14.8	14.0	0.8	5.7
Interest income	0.4	-	0.4	*
Interest expense	(2.0)	(1.8)	(0.2)	11.1
Income from continuing operations before income taxes	13.2	12.2	1.0	8.2
Provision for income taxes	4.4	4.3	(0.1)	(2.3)
Income from continuing operations	8.8	7.9	0.9	11.4
Loss from discontinued operations, net of taxes	(0.2)	(0.2)	-	-
Net income	$8.6	$7.7	$0.9	11.7%

* Not Meaningful

Total revenue increased by $12.5 million in the second quarter of 2013 compared to the same period in 2012. Equipment revenue increased by $8.6 million as a result of higher revenue in JBT FoodTech, partly offset by a decrease in JBT AeroTech. Recurring revenue increased by $2.8 million mainly driven by JBT FoodTech.

Operating income increased by 5.7% while margin remained relatively flat in the second quarter of 2013 compared to the same period in 2012 resulting from the following:

●

Gross profit increased by $5.1 million. Higher sales volume resulted in $3.0 million of higher profit. Lower production costs for high capacity freezers manufactured in the U.S. contributed to the gross profit increase.

●

Selling, general and administrative expenses increased by $2.8 million. Higher selling costs in FoodTech contributed $1.3 million to the increase. Incentive compensation expense and pension expense increased by approximately $0.3 million and $0.2 million, respectively. The remainder of the increase was due to higher compliance-related consulting fees.

●	Research and development expense increased by $0.4 million due to higher expenditures across FoodTech protein processing product lines in the Asia region as part of our 4G value creation strategy.

●

Other expense (income), net decreased by $1.1 million, driven primarily by the absence of the gain on the transfer of the French hospital automated systems contracts and services to Swisslog in the 2012 period.

Interest expense increased by $0.2 million in the second quarter of 2013 compared to the same period in 2012 due to a higher overall interest rate on our variable rate debt. The increase in interest income of $0.4 million was generated by cash invested overseas during the second quarter of 2013.

Income tax expense in the second quarter of 2013 and 2012 reflected an expected effective income tax rate for the full year of 34.2% and 35%, respectively.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2013	2012	$	%
Revenue
JBT FoodTech	$152.3	$137.5	$14.8	10.8%
JBT AeroTech	76.0	77.7	(1.7)	(2.2)
Other revenue and intercompany eliminations	(1.4)	(0.8)	(0.6)	75.0
Total revenue	$226.9	$214.4	$12.5	5.8%
Income before income taxes
Segment operating profit:
JBT FoodTech	$19.9	$14.1	$5.8	41.1%
JBT AeroTech	3.7	7.5	(3.8)	(50.7)
Total segment operating profit	23.6	21.6	2.0	9.3
Corporate items:
Corporate expense	(5.0)	(4.3)	(0.7)	(16.3)
Other expense, net	(3.8)	(3.3)	(0.5)	(15.2)
Net interest expense	(1.6)	(1.8)	0.2	11.1
Total corporate items	(10.4)	(9.4)	(1.0)	(10.6)
Income from continuing operations before income taxes	$13.2	$12.2	$1.0	8.2%

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech revenue increased by $14.8 million in the second quarter of 2013 compared to the same period in 2012. The increase was mainly driven by $11.8 million higher in equipment sales. Fruit and juice processing equipment sales contributed $10.2 million and higher in-container equipment sales added $1.6 million. Revenue from freezing and chilling products and protein processing products remained relatively unchanged as a result of higher revenue in North America offset by lower revenue in Europe and Latin America. Recurring revenue contributed $2.1 million to the total revenue increase mainly driven by aftermarket sales in North America and lease revenue from fruit and juice processing products.

JBT FoodTech operating profit increased by $5.8 million in the second quarter of 2013 compared to the same period in 2012. Higher sales volume resulted in $4.2 million of higher profit. Operating margin increased from 10.3% in the second quarter of 2012 to 13.0% in the same period in 2013. Gross profit margin improvement contributed $3.7 million in higher profits. This was primarily as a result of continued lower costs on freezing and chilling products manufactured in North America and a favorable mix from sales of higher margin protein processing equipment. These improvements were offset by a $2.2 million increase in other operating expenses, mainly sales-related costs.

JBT AeroTech

JBT AeroTech revenue declined by $1.7 million in the second quarter of 2013 compared to the same period in 2012. Lower sales from Jetway® passenger boarding bridges, military loader equipment and automated systems were partly offset by increased revenues from deicer, cargo loaders and aftermarket sales.

JBT AeroTech operating profit decreased by $3.8 million during the second quarter of 2013 compared to the same period in 2012, which resulted in an operating margin decline from 9.7% to 4.9%. The absence of a $1.4 million gain on the sale of French hospital automated systems contracts and services to Swisslog in the second quarter of 2012 contributed to the profit decline. Lower sales volume contributed $0.5 million in decreased profit and lower gross profit margins accounted for $1.8 million of lower gross profit. Lower gross profit margins were mainly caused by unfavorable product mix and low margins on certain orders. Other operating expenses were consistent with the second quarter of 2012.

Corporate Items

Corporate items increased by $1.0 million in the second quarter of 2013 compared to the same period in 2012. The increase was mainly driven by increased incentive compensation expense, pension expense and higher compliance-related consulting fees.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2013	2012	$	%
Revenue	$412.6	$419.1	$(6.5)	(1.6)%
Cost of sales	303.2	314.7	11.5	3.7
Gross profit	109.4	104.4	5.0	4.8
Selling, general and administrative expense	81.4	76.7	(4.7)	(6.1)
Research and development expense	6.9	7.2	0.3	4.2
Other income, net	(0.3)	(1.3)	(1.0)	(76.9)
Operating income	21.4	21.8	(0.4)	(1.8)
Interest income	0.8	0.1	0.7	*
Interest expense	(3.8)	(3.5)	(0.3)	(8.6)
Income from continuing operations before income taxes	18.4	18.4	-	-
Provision for income taxes	5.5	6.5	1.0	15.4
Income from continuing operations	12.9	11.9	1.0	8.4
Loss from discontinued operations, net of taxes	(0.2)	(0.3)	0.1	(33.3)
Net income	$12.7	$11.6	$1.1	9.5%

* Not Meaningful

Total revenue decreased by $6.5 million in the six months ended June 30, 2013 compared to the same period in 2012. Product revenue in JBT FoodTech increased by $6.8 million but was more than offset by the product revenue decrease of $8.7 million in JBT AeroTech. Recurring revenue decreased by approximately $4.9 million, primarily in JBT FoodTech.

Operating income decreased by $0.4 million in the six months ended June 30, 2013 compared to the same period in 2012 resulting from the following:

●

Despite lower sales volume, which drove $1.5 million in lower profit, gross profit increased by $5.0 million. Margin improvement contributed approximately $7.4 million of gross profit mainly due to continued lower production costs of high capacity freezers manufactured in the U.S. and other various margin improvement initiatives in JBT FoodTech.

●

Selling, general and administrative expenses increased by $4.7 million. Higher selling costs in FoodTech contributed $1.8 million to the increase. Incentive compensation expense and pension expense increased by $0.6 million and $0.4 million, respectively.

●	Research and development expense decreased by $0.3 million as a result of generally lower expenditures across most product lines.

●	Other income, net decreased by $1.0 million, driven primarily by the absence of the gain on the transfer of the French hospital automated systems contracts and services to Swisslog in the 2012 period.

Income tax expense in the six months ended June 30, 2013 and 2012 reflected an expected effective income tax rate for the full year of 34.2% and 35%, respectively. In the first quarter of 2013, we recognized $0.7 million in tax benefits discrete to the period, primarily due to the extension of the U.S. research and development tax credit and interest look-through rules.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2013	2012	$	%
Revenue
JBT FoodTech	$257.1	$253.8	$3.3	1.3%
JBT AeroTech	153.9	163.5	(9.6)	(5.9)
Other revenue and intercompany eliminations	1.6	1.8	(0.2)	(11.1)
Total revenue	$412.6	$419.1	$(6.5)	(1.6)%
Income before income taxes
Segment operating profit:
JBT FoodTech	$27.6	$20.8	$6.8	32.7%
JBT AeroTech	8.1	12.8	(4.7)	(36.7)
Total segment operating profit	35.7	33.6	2.1	6.3
Corporate items:
Corporate expense	(9.5)	(8.3)	(1.2)	(14.5)
Other expense, net	(4.8)	(3.5)	(1.3)	(37.1)
Net interest expense	(3.0)	(3.4)	0.4	11.8
Total corporate items	(17.3)	(15.2)	(2.1)	(13.8)
Income from continuing operations before income taxes	$18.4	$18.4	$-	-%

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech revenue increased by $3.3 million in the six months ended June 30, 2013 compared to the same period in 2012. The increase was mainly driven by $6.8 million in higher equipment sales. Fruit and juice processing equipment sales contributed $10.3 million in increased revenue. Revenue from freezing and chilling products and protein processing products in North America and Europe contributed to the growth in equipment sales as well. These increases were partly offset by the decrease in recurring revenue of $3.6 million. The decrease in recurring revenue was mainly attributed to a decline in aftermarket sales of freezing and chilling products and protein processing products in Europe and North America.

JBT FoodTech operating profit increased by $6.8 million in the second quarter of 2013 compared to the same period in 2012. Operating margin increased from 8.2% in the first half of 2012 to 10.7% in the same period in 2013, primarily as the result of continued lower costs on freezing and chilling products manufactured in North America as well as the positive impact of other margin expansion initiatives across JBT FoodTech. Higher sales volume resulted in $1.2 million of higher profit while margin expansion resulted in $9.1 million of higher profit. The increase was offset by $3.1 million increase in selling, general and administrative expenses that was driven mainly by headcount increase, higher sales commission, relocation costs and other benefit costs.

JBT AeroTech

JBT AeroTech revenue declined by $9.6 million in the six months ended June 30, 2013 compared to the same period in 2012. Lower backlog coming into 2013 resulted in a decrease in automated systems revenue of $7.5 million. Military loader sales declined $4.8 million and sales from Jetway® passenger boarding bridges and aftermarket dropped $4.0 million from the prior year period. These decreases were partly offset by an $8.6 million increase in ground support revenues, mainly from higher deicer, cargo loader and aftermarket sales.

JBT AeroTech operating profits decreased by $4.7 million during the six months ended June 30, 2013 compared to the same period in 2012, which resulted in an operating margin decline from 7.8% to 5.3%. The absence of a $1.4 million gain on the sale of the French hospital automated systems contracts and services in the second quarter of 2012 contributed to the profit decline compared to the same period in 2013. Lower sales volume resulted in $2.0 million in decreased profits and lower gross margin accounted for $1.2 million of lower profits, mainly as a result of unfavorable product mix within the gate equipment business unit.

Corporate Items

Corporate items increased by $2.1 million in the six months ended June 30, 2013 compared to the same period in 2012. The increase was mainly driven by increased incentive compensation expense, pension expense and higher compliance-related consulting fees.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
JBT FoodTech	$147.3	$162.9	$304.4	$309.8
JBT AeroTech	103.8	80.9	175.8	169.5
Other and intercompany eliminations	(1.4)	(0.8)	1.6	1.8
Total inbound orders	$249.7	$243.0	$481.8	$481.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog

(In millions)	June 30, 2013	December 31, 2012	June 30, 2012
JBT FoodTech	$195.1	$147.8	$154.5
JBT AeroTech	157.2	135.3	153.5
Total order backlog	$352.3	$283.1	$308.0

Order backlog in our JBT FoodTech segment at June 30, 2013 increased by $47.3 million over December 31, 2012 and by $40.6 million as compared to June 30, 2012. The increase over December 31, 2012 was driven by approximately $26.0 million of higher backlog for freezing/chilling products and protein processing products in Europe, North America and Asia. Higher backlog for in-container processing and fruit and juice products contributed $16.0 million and $7.0 million, respectively. The increase in order backlog as compared to June 30, 2012 was driven by higher backlog for in-container processing and fruit and juice equipment of $23.0 million and $8.9 million, respectively. Higher backlog for freezing/chilling products and protein processing equipment across North America and Asia contributed $12.0 million.

Order backlog in our JBT AeroTech segment at June 30, 2013 increased by $21.9 million over December 31, 2012 mainly driven by orders for ground support equipment, automated systems and gate equipment. Order backlog increased by $3.7 million as compared to June 30, 2012, mainly driven by higher automated system and ground support equipment orders.

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

As of June 30, 2013, we had $21.0 million of cash and cash equivalents, $19.6 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain significant operations outside of the U.S. and use our cash for working capital, capital expenditures and business acquisitions in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation to the U.S. could cause us to incur additional U.S. income taxes and potential foreign withholding taxes. Any additional taxes may be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would depend on the income tax laws and other circumstances at the time of repatriation.

Permanently invested funds held outside of the U.S. are available to fund operations in non-U.S. subsidiaries; such cash is also loaned to the U.S. parent company. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and all such loans are required to be outstanding for a total of less than 60 days during the year. Amounts outstanding subject to this rule at June 30, 2013 were $88.5 million. We may choose to access such funds again in the future as allowed under the rule.

Cash Flows

Cash flows for the six months ended June 30, 2013 and 2012 were as follows:

(In millions)	2013	2012
Cash provided by continuing operating activities	$30.5	$48.0
Cash required by investing activities	(12.9)	(15.4)
Cash provided (required) by financing activities	(92.9)	33.5
Net cash required by discontinued operations	(0.7)	(0.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.0)	(0.2)
Increase (decrease) in cash and cash equivalents	$(78.0)	$65.6

Cash provided by continuing operating activities during the six months ended June 30, 2013 was $30.5 million, representing a $17.5 million decrease compared to the same period in 2012. The change in operating cash flows was primarily attributable to higher inventory investment in the second quarter of 2013, particularly work in progress inventories, as backlog was approximately 15% higher at June 30, 2013 compared to June 30, 2012.

Cash required by investing activities during the six months ended June 30, 2013 was $12.9 million, representing a $2.5 million decrease compared to the same period in 2012. The change in investing cash flows was primarily attributed to the absence of acquisition spending of $5.0 million that occurred in May 2012. The remaining investing activities consisted primarily of capital expenditures. Much of our capital spending supports the maintenance and upgrading of our installed base of leased equipment. We anticipate spending $16 million to $19 million on construction of a new JBT FoodTech plant in Lakeland, Florida to replace an existing plant in the same area. We expect to spend approximately $7 million on its construction during the remainder of fiscal year 2013.

Cash required by financing activities during the six months ended June 30, 2013 was $92.9 million compared to cash provided by financing activities of $33.5 million in the same period in 2012. The change in financing cash flow was mainly driven by the reduction of our borrowing under the 5-year revolving credit facility.

Financing Arrangements

We have a $300 million 5-year revolving credit facility that expires on November 30, 2017. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. As of June 30, 2013, we had $19.7 million drawn on the credit facility, $7.4 million in letters of credit issued under the credit facility and $272.9 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our Brazilian subsidiary entered into two loans during the six months ended June 30, 2013. The first loan is a $4.0 million loan with an annual interest cost of 5.5% that has a first installment payment of $2.0 million due on February 21, 2014 and a second installment payment due at maturity on August 20, 2014. The second loan is a Brazilian real denominated loan in the amount of Br7.9 million ($3.6 million) and bears an annual interest rate of 5.5%. The first payment on this loan is due on May 14, 2014, with equal monthly payments required for 24 months.

We have several credit facilities in China and India under which we have drawn $1.7 million and have $8.1 million of additional available funds.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At June 30, 2013, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of June 30, 2013
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	11.57
Leverage ratio (2)	Not greater than 3.25	1.26
Restricted payments (3)	Not greater than $43.2 million	$5.1 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	11.57
Leverage ratio (2)	Not greater than 3.25	1.26

-------------------------------

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
(3)

Restricted payments include all payments to shareholders such as dividends and share repurchases. Restricted payments during any fiscal year shall not exceed the sum of $25.0 million plus 50% of cumulative consolidated net income for the most recently ended four fiscal quarters at the time of making of such restricted payments.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or that the volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

Outlook

We anticipate strong performance in JBT FoodTech this year. In JBT AeroTech, customer delays of a couple of anticipated large project wins for passenger boarding bridges have caused the expected conversion to revenue to slip into 2014, adversely impacting earnings expectations for 2013 relative to prior guidance.  As a result, we are updating full year 2013 diluted earnings per share from continuing operations guidance to be in the range of $1.32 - $1.40.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting estimates. During the six months ended June 30, 2013, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013. We have concluded that our disclosure controls and procedures were:

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)

effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2013, the related condensed consolidated statements of income, and comprehensive income, for the three-month and six-month periods ended June 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012.These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

August 8, 2013

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the six months ended June 30, 2013.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three month period ended June 30, 2013:

(Dollars in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2013 through April 30, 2013	8,200	$19.63	8,200	$25.9
May 1, 2013 through May 31, 2013	2,000	19.99	2,000	25.9
June 1, 2013 through June 30, 2013	0	0	0	25.9
	10,200	$19.70	10,200	$25.9

(1) Shares repurchased under a share repurchase plan authorized in 2011. Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, Note 9 for repurchase plan details.

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

Date: August 8, 2013

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

101*

The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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