Form 10-Q
period 2013-09-30
John Bean Technologies CORP
filed 2013-11-01
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2013
Common Stock, par value $0.01 per share	28,957,777

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated statements of income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2013	2012	2013	2012
Revenue	$233.5	$205.3	$646.1	$624.4
Operating expenses:
Cost of sales	179.3	153.3	482.5	468.0
Selling, general and administrative expense	39.2	37.9	120.6	114.6
Research and development expense	3.7	3.3	10.6	10.5
Other (income) expense, net	(0.3)	0.5	(0.6)	(0.8)
Operating income	11.6	10.3	33.0	32.1
Interest income	0.6	0.1	1.4	0.2
Interest expense	1.8	1.9	5.6	5.4
Income from continuing operations before income taxes	10.4	8.5	28.8	26.9
Provision for income taxes	3.0	2.3	8.5	8.8
Income from continuing operations	7.4	6.2	20.3	18.1
Loss from discontinued operations, net of taxes	0.6	0.1	0.8	0.4
Net income	$6.8	$6.1	$19.5	$17.7

Basic earnings per share:
Income from continuing operations	$0.25	$0.21	$0.69	$0.62
Loss from discontinued operations	(0.02)	-	(0.02)	(0.01)
Net income	$0.23	$0.21	$0.67	$0.61
Diluted earnings per share:
Income from continuing operations	$0.25	$0.21	$0.68	$0.61
Loss from discontinued operations	(0.02)	(0.01)	(0.02)	(0.01)
Net income	$0.23	$0.20	$0.66	$0.60
Cash dividends declared per share	$0.09	$0.07	$0.25	$0.21

John Bean Technologies Corporation

Condensed Consolidated statements of comprehensive income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net income	$6.8	$6.1	$19.5	$17.7
Other comprehensive income (loss)
Foreign currency translation adjustments	3.6	4.0	(3.5)	0.5
Derivatives designated as hedges net of tax	-	0.1	-	0.2
Pension and other postretirement benefits adjustments, net of tax	0.8	0.3	1.9	1.0
Other comprehensive income (loss)	4.4	4.4	(1.6)	1.7
Comprehensive income	$11.2	$10.5	$17.9	$19.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated balance sheets

	September 30, 2013	December 31, 2012
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$35.6	$99.0
Trade receivables, net of allowances of $2.5 and $3.7, respectively	141.3	188.4
Inventories	145.0	109.2
Other current assets	58.4	51.5
Assets held for sale	3.0	3.0
Total current assets	383.3	451.1
Property, plant and equipment, net of accumulated depreciation of $241.0 and $235.5, respectively	129.1	126.2
Other assets	94.7	100.7
Total Assets	$607.1	$678.0

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$5.9	$2.0
Accounts payable, trade and other	83.9	88.7
Advance and progress payments	92.6	74.3
Other current liabilities	79.8	85.8
Total current liabilities	262.2	250.8
Long-term debt, less current portion	102.6	189.1
Accrued pension and other postretirement benefits, less current portion	93.3	104.6
Other liabilities	30.2	27.9
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2013: 28,957,777 issued and 28,957,777 outstanding; 2012: 28,946,413 issued and 28,732,211 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2012: 214,202 shares	-	(3.4)
Additional paid-in capital	65.6	66.2
Retained earnings	135.5	123.5
Accumulated other comprehensive loss	(82.6)	(81.0)
Total stockholders' equity	118.8	105.6
Total Liabilities and Stockholders' Equity	$607.1	$678.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated statementS of cash flows

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2013	2012
Cash Flows From Operating Activities:
Net income	$19.5	$17.7
Loss from discontinued operations, net of income taxes	0.8	0.4
Income from continuing operations	20.3	18.1
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	18.8	17.9
Stock-based compensation	5.1	5.4
Other	0.1	3.3
Changes in operating assets and liabilities:
Trade receivables, net	45.9	42.5
Inventories	(37.2)	(18.9)
Accounts payable, trade and other	(4.5)	(4.5)
Advance and progress payments	18.1	33.0
Other assets and liabilities, net	(17.7)	(28.2)
Cash provided by continuing operating activities	48.9	68.6
Net cash required by discontinued operating activities	(0.5)	(0.5)
Cash provided by operating activities	48.4	68.1

Cash Flows From Investing Activities:
Acquisition	-	(5.0)
Capital expenditures	(20.8)	(17.3)
Proceeds from disposal of assets	0.7	0.9
Cash required by investing activities	(20.1)	(21.4)

Cash Flows From Financing Activities:
Net decrease in short-term debt	(0.5)	(0.7)
Net (payments) proceeds on credit facilities	(89.0)	37.6
Repayment of long-term debt	(0.1)	(1.1)
Issuance of long-term debt	8.0	0.8
Excess tax benefits	0.3	0.6
Tax withholdings on stock-based compensation awards	(2.3)	(2.3)
Dividends	(7.5)	(6.4)
Other	(0.3)	0.1
Cash (required) provided by financing activities	(91.4)	28.6

Effect of foreign exchange rate changes on cash and cash equivalents	(0.3)	0.1

(Decrease) increase in cash and cash equivalents	(63.4)	75.4
Cash and cash equivalents, beginning of period	99.0	9.0
Cash and cash equivalents, end of period	$35.6	$84.4

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Description of Business and Basis of Presentation

Description of Business

John Bean Technologies Corporation and its majority-owned consolidated subsidiaries (“JBT” or “we”) provide global technology solutions for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers.

Basis of Presentation

The preceding condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and unaudited interim condensed consolidated financial statements, together with the notes thereto (the “statements”), of JBT have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States has been condensed or omitted. Therefore, these statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 2. Inventories

Inventories consisted of the following:

(In millions)	September 30, 2013	December 31, 2012
Raw materials	$64.7	$59.9
Work in process	55.0	30.6
Finished goods	90.7	82.0
Gross inventories before LIFO reserves and valuation adjustments	210.4	172.5
LIFO reserves and valuation adjustments	(65.4)	(63.3)
Net inventories	$145.0	$109.2

Note 3. INCOME TAXES

The provision for income taxes for 2013 is based on a 34% effective tax rate and includes favorable discrete adjustments reflecting a lower tax liability for fiscal year 2012 of $0.6 million and $1.3 million for the three and nine month periods ended September 30, 2013, respectively. For 2012, the provision for income taxes is based on a 35% effective tax rate and includes favorable discrete adjustments reflecting a lower tax liability for fiscal year 2011 of $0.7 million and $0.6 million for the three and nine month periods ended September 30, 2012, respectively.

Note 4. Pension and Other Postretirement Benefits

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$0.4	$0.4	$1.3	$1.1	$0.1	$-	$0.1	$-
Interest cost	3.4	3.4	10.2	10.3	-	0.1	0.2	0.3
Expected return on assets	(4.5)	(4.4)	(13.5)	(13.2)	-	-	-	-
Amortization of prior service cost (benefit)	0.1	-	0.1	0.1	(0.1)	(0.2)	(0.3)	(0.6)
Amortization of actuarial losses, net	1.1	0.9	3.2	2.4	-	-	-	-
Net periodic benefit cost (income)	$0.5	$0.3	$1.3	$0.7	$-	$(0.1)	$-	$(0.3)

Note 5. accumulated other comprehensive income (loss)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefits plans and foreign currency translation adjustments. Changes in the AOCI balances for the quarter ended September 30, 2013 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, June 30, 2013	$(84.3)	$(2.7)	$(87.0)
Other comprehensive income before reclassification	-	3.6	3.6
Amounts reclassified from accumulated other comprehensive income	0.8	-	0.8
Net current period other comprehensive income	0.8	3.6	4.4
Ending balance, September 30, 2013	$(83.5)	$0.9	$(82.6)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefits plans for the three months ended September 30, 2013 were $1.1 million in selling, general and administrative expense and $0.3 million in provision for income taxes.

Changes in the AOCI balances for the nine months ended September 30, 2013 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2012	$(85.4)	$4.4	$(81.0)
Other comprehensive loss before reclassification	-	(3.5)	(3.5)
Amounts reclassified from accumulated other comprehensive income	1.9	-	1.9
Net current period other comprehensive income (loss)	1.9	(3.5)	(1.6)
Ending balance, September 30, 2013	$(83.5)	$0.9	$(82.6)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefits plans for the nine months ended September 30, 2013 were $3.0 million in selling, general and administrative expense and $1.1 million in provision for income taxes.

Note 6. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and dilutive shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2013	2012	2013	2012
Basic earnings per share:
Income from continuing operations	$7.4	$6.2	$20.3	$18.1
Weighted average number of shares outstanding	29.2	29.2	29.2	29.1
Basic earnings per share from continuing operations	$0.25	$0.21	$0.69	$0.62
Diluted earnings per share:
Income from continuing operations	$7.4	$6.2	$20.3	$18.1
Weighted average number of shares outstanding	29.2	29.2	29.2	29.1
Effect of dilutive securities:
Restricted stock	0.5	0.4	0.4	0.4
Total shares and dilutive securities	29.7	29.6	29.6	29.5
Diluted earnings per share from continuing operations	$0.25	$0.21	$0.68	$0.61

Note 7. Derivative Financial Instruments and Risk Management

Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging foreign currency risks for certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years. We do not apply hedge accounting for these forward foreign exchange contracts. As of September 30, 2013, we held forward foreign exchange contracts with an aggregate notional value of $486.8 million.

The following table presents the fair value of foreign currency derivatives included within the condensed consolidated balance sheets:

	As of September 30, 2013		As of December 31, 2012
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$3.7	$3.8	$5.9	$6.6
Other assets / liabilities	2.6	0.5	1.7	0.4
Total	$6.3	$4.3	$7.6	$7.0

Refer to Note 8. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. We present our derivatives at gross fair values in the condensed consolidated balance sheets. As of September 30, 2013 and December 31, 2012, information related to these offsetting arrangements was as follows:

(in millions)	As of September 30, 2013
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount

Derivatives	$6.3	$-	$6.3	$(3.2)	$3.1

Offsetting of Liabilities	As of September 30, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$4.3	$-	$4.3	$(3.2)	$1.1

(in millions)	As of December 31, 2012
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$7.6	$-	$7.6	$(3.8)	$3.8

Offsetting of Liabilities	As of December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$7.0	$-	$7.0	$(3.8)	$3.2

The following table presents the location and amount of gains (losses) from derivatives not designated as hedging instruments in the condensed consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2013	2012	2013	2012
Foreign exchange contracts	Revenue	$(0.6)	$1.3	$0.9	$3.2
Foreign exchange contracts	Cost of sales	(0.3)	(0.6)	(0.4)	(1.0)
Foreign exchange contracts	Other income, net	(0.1)	0.1	(0.5)	0.2
Total		(1.0)	0.8	-	2.4
Remeasurement of assets and liabilities in foreign currencies		(0.6)	(0.8)	(0.6)	(1.1)
Net (loss) gain on foreign currency transactions		$(1.6)	$-	$(0.6)	$1.3

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2013				As of December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.2	$11.2	$-	$-	$11.1	$11.1	$-	$-
Derivatives	$6.3	-	6.3	-	7.6	-	7.6	-
Total assets	$17.5	$11.2	$6.3	$-	$18.7	$11.1	$7.6	$-
Liabilities:
Derivatives	$4.3	$-	$4.3	$-	$7.0	$-	$7.0	$-

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are included in other assets in the condensed consolidated balance sheets. Investments include an unrealized gain of $0.4 million as of September 30, 2013 and an unrealized gain of $0.4 million as of December 31, 2012.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of September 30, 2013		As of December 31, 2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$81.2	$75.0	$83.9
Revolving credit facility, expires November 30, 2017	24.4	24.4	113.5	113.5
Brazilian loan due August 20, 2014	4.0	4.0	-	-
Brazilian loan due April 15, 2016	3.5	3.0	-	-
Foreign credit facilities	1.0	1.0	1.8	1.8
Other	0.6	0.6	0.8	0.8

There is no active or observable market for our senior unsecured notes or our Brazilian loans. Therefore, the estimated fair value of the notes and the loans are based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimate of the all-in interest rate for discounting the notes and the loans are based on a broker quote for notes and loans with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying values of the remaining borrowings approximate their fair values due to their variable interest rates.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $87.0 million at September 30, 2013, represent guarantees of our future performance. We also have provided $5.2 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years, and we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of September 30, 2013, the maximum future payment obligation of such guarantees was $2.7 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Balance at beginning of period	$6.6	$6.6	$7.3	$7.3
Expense for new warranties	3.2	2.5	8.4	6.3
Adjustments to existing accruals	-	(0.6)	(0.6)	(0.8)
Claims paid	(2.7)	(2.9)	(8.0)	(7.2)
Balance at end of period	$7.1	$5.6	$7.1	$5.6

Note 10. Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Revenue
JBT FoodTech	$138.2	$117.1	$395.3	$370.9
JBT AeroTech	97.0	88.0	250.9	251.5
Other revenue (1) and intercompany eliminations	(1.7)	0.2	(0.1)	2.0
Total revenue	$233.5	$205.3	$646.1	$624.4
Income before income taxes
Segment operating profit:
JBT FoodTech	$12.3	$9.0	$39.9	$29.8
JBT AeroTech	8.8	8.4	16.9	21.2
Total segment operating profit	21.1	17.4	56.8	51.0
Corporate items:
Corporate expense (2)	(5.5)	(4.0)	(15.0)	(12.3)
Other expense, net (1)	(4.0)	(3.1)	(8.8)	(6.6)
Net interest expense	(1.2)	(1.8)	(4.2)	(5.2)
Total corporate items	(10.7)	(8.9)	(28.0)	(24.1)
Income from continuing operations before income taxes	$10.4	$8.5	$28.8	$26.9

1) Other revenue comprises certain gains and losses on derivatives related to foreign exchange exposure. Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, restructuring costs, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

● In the first quarter of 2012, we released $0.3 million of restructuring reserves recorded in 2010 related to JBT AeroTech.

(2) Corporate expense primarily includes corporate staff expenses.

In the fourth quarter of 2011, we implemented a cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world. The cost reduction plan consisted primarily of a net workforce reduction of approximately 115 positions. We paid $0.9 million, $0.2 million and $0.3 million related to the plan in the first, second and third quarters of 2013, respectively. We expect to pay approximately $0.2 million in the fourth quarter of 2013 to complete the plan.

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

Executive Overview

We are a global technology solutions provider for the food processing and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers. We have established a large installed base of food processing equipment as well as airport equipment and have built a strong global presence with manufacturing, sourcing, sales and service organizations located on six continents to support our equipment that has been delivered to more than 100 countries.

We announced the implementation of a management succession plan in the third quarter of 2013. The Company named Tom Giacomini President and Chief Executive Officer, effective September 9, 2013. Charlie Cannon, previously Chairman, Chief Executive Officer and President, remains with the company as Executive Chairman of the Board. Ron Mambu, Chief Financial Officer, announced plans to retire upon the identification of his successor.

We report financial results for two business segments: JBT FoodTech and JBT AeroTech.

Third Quarter Summary:

●	Revenue increased $28.2 million or 13.7% in third quarter 2013, compared to the same period in 2012
●

Our FoodTech and AeroTech segment generated operating income of $12.3 million and $8.8 million, respectively, in the third quarter of 2013, compared to $9.0 million and $8.4 million, respectively, in the third quarter of 2012

●	We generated cash from continuing operating activities of $48.9 million during the nine months ended September 30, 2013 compared to $68.6 million in the same period in 2012
●

Backlog at September 30, 2013 was $366.3 million, an increase of $22.4 million and $83.2 million compared to September 30 and December 31, 2012, respectively. Third quarter inbound orders were $247.5 million, a decrease of $11.2 million compared to the same period in 2012

●	Debt, net of cash, at September 30, 2013 was $72.9 million, a decrease of $19.2 million since December 31, 2012.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2013	2012	$	%
Revenue	$233.5	$205.3	$28.2	13.7
Cost of sales	179.3	153.3	(26.0)	(17.0)
Gross profit	54.2	52.0	2.2	4.2
Selling, general and administrative expense	39.2	37.9	(1.3)	(3.4)
Research and development expense	3.7	3.3	(0.4)	(12.1)
Other (income) expense, net	(0.3)	0.5	0.8	*
Operating income	11.6	10.3	1.3	12.6
Interest income	0.6	0.1	0.5	*
Interest expense	1.8	1.9	0.1	5.3
Income from continuing operations before income taxes	10.4	8.5	1.9	22.4
Provision for income taxes	3.0	2.3	(0.7)	(30.4)
Income from continuing operations	7.4	6.2	1.2	19.4
Loss from discontinued operations, net of taxes	0.6	0.1	(0.5)	*
Net income	$6.8	$6.1	$0.7	11.5
____________

* Not meaningful

Total revenue increased $28.2 million in the third quarter of 2013 compared to the same period in 2012. Equipment revenue increased $21.4 million in the third quarter of 2013 driven by both FoodTech and AeroTech. Aftermarket sales contributed $9.3 million in increased revenue with $6.9 million of the increase attributable to FoodTech and $2.4 million achieved by AeroTech. These increases were partially offset by a decrease of approximately $2 million in AeroTech airport service revenue and unfavorable foreign currency translation of approximately $1.1 million that was primarily the result of a weaker Brazilian real.

Operating income increased by $1.3 million or 12.6% in the third quarter of 2013 compared to the same period in 2012 resulting from the following:

●

Gross profit increased by $2.2 million. Higher volume contributed $7.4 million but was partly offset by lower gross margin which decreased operating profit by $4.8 million. Lower gross profit margin was mostly the result of a shift in mix as a higher proportion of revenue came from lower margin product lines in the three months ended September 30, 2013.

●

Selling, general and administrative expenses increased by $1.3 million. The increase was primarily attributable to $1.0 million of cost related to a management succession plan. The remaining increase was driven by higher incentive compensation and pension expense.

●	Research and development expense increased by $0.4 million due to higher expenditures across FoodTech protein processing product lines as part of our continued 4G value creation strategy.

●	Other expense (income), net improved by $0.8 million, driven primarily by the absence of the strategy expenses incurred in the same period of 2012.

Interest expense remained relatively flat in the third quarter of 2013 compared to the same period in 2012. The increase in interest income of $0.5 million was generated by cash invested overseas during the third quarter of 2013.

Income tax expense in the third quarter of 2013 and 2012 reflected an expected effective income tax rate for the full year of 34% and 35%, respectively. We recognized tax benefits of $0.6 million in the three months ended September 30, 2013, reflecting the determination of lower income tax liabilities for previous years.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2013	2012		%
Revenue
JBT FoodTech	$138.2	$117.1	$21.1	18.0
JBT AeroTech	97.0	88.0	9.0	10.2
Other revenue and intercompany eliminations	(1.7)	0.2	(1.9)	*
Total revenue	$233.5	$205.3	$28.2	13.7
Income before income taxes
Segment operating profit:
JBT FoodTech	$12.3	$9.0	$3.3	36.7
JBT AeroTech	8.8	8.4	0.4	4.8
Total segment operating profit	21.1	17.4	3.7	21.3
Corporate items:
Corporate expense	(5.5)	(4.0)	(1.5)	(37.5)
Other expense, net	(4.0)	(3.1)	(0.9)	(29.0)
Net interest expense	(1.2)	(1.8)	0.6	33.3
Total corporate items	(10.7)	(8.9)	(1.8)	(20.2)
Income from continuing operations before income taxes	$10.4	$8.5	$1.9	22.4
____________

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency-related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech revenue increased by $21.1 million in the third quarter of 2013 compared to the same period in 2012. Higher equipment sales and aftermarket revenue contributed $14.6 million and $6.9 million, respectively. In-container equipment sales added $6.2 million while fruit and juice processing equipment sales contributed $4.7 million. Freezing and protein processing products sales increased by $3.4 million which was driven mostly by growth in North America and Asia. The strongest growth in aftermarket sales was in-container equipment also with contribution from North America freezing and protein processing products. These increases were partially offset by lower freezing equipment volume out of Europe which decreased revenue by approximately $11 million. Unfavorable foreign currency translation that was primarily the result of a weaker Brazilian real impacted revenue by $0.8 million.

JBT FoodTech operating profit increased by $3.3 million in the third quarter of 2013 compared to the same period in 2012. Operating margin increased from 7.7% in the third quarter of 2012 to 8.9% in the same period in 2013. This was primarily driven by higher sales volume which contributed $6.3 million in higher profit. Lower gross profit margin decreased operating profit by $1.7 million, primarily the result of a higher proportion of revenue from certain lower margin in-container equipment product lines. Selling, general and administrative expense increased by $0.6 million primarily driven by business growth of in-container equipment as well as increased employee-related expense in Asia and Latin America. Research and development expense increased by $0.4 million reflecting investment in protein processing product lines.

JBT AeroTech

JBT AeroTech revenue increased by $9.0 million in the third quarter of 2013, compared to the same period in 2012. Higher revenue was driven primarily by improved deicer demand as well as increased automated systems sales. Higher ground supports and gate equipment aftermarket sales also contributed to the higher revenue. These increases were partially offset by a decrease in airport service revenue and Halvorsen product line sales.

JBT AeroTech third quarter operating profit increased by $0.4 million but operating margin declined compared to the same period in 2012. Higher volume in ground support equipment and automated systems contributed $2.0 million in profit. The increase was offset by a decrease in profit of $2.2 million due to lower gross margins which was mainly the result of an unfavorable gate equipment product mix. Selling, general and administrative expense decreased by $0.6 million, compared to the same period in 2012, as the result of lower employee-related costs and legal expenses.

Corporate Items

Corporate items increased by $1.8 million in the third quarter of 2013 compared to the same period in 2012. The increase was primarily driven by costs related to a management succession plan of approximately $1.0 million and higher foreign currency losses of approximately $1.6 million. The increase was offset by lower net interest expense of $0.6 million.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2013	2012		%
Revenue	$646.1	$624.4	$21.7	3.5
Cost of sales	482.5	468.0	(14.5)	(3.1)
Gross profit	163.6	156.4	7.2	4.6
Selling, general and administrative expense	120.6	114.6	(6.0)	(5.2)
Research and development expense	10.6	10.5	(0.1)	(1.0)
Other income, net	(0.6)	(0.8)	(0.2)	(25.0)
Operating income	33.0	32.1	0.9	2.8
Interest income	1.4	0.2	1.2	*
Interest expense	5.6	5.4	(0.2)	3.7
Income from continuing operations before income taxes	28.8	26.9	1.9	7.1
Provision for income taxes	8.5	8.8	0.3	3.4
Income from continuing operations	20.3	18.1	2.2	12.2
Loss from discontinued operations, net of taxes	0.8	0.4	(0.4)	*
Net income	$19.5	$17.7	$1.8	10.2
___________

* Not meaningful

Total revenue increased by $21.7 million in the nine months ended September 30, 2013 compared to the same period in 2012. Increased revenue was driven primarily by new equipment sales of $21.4 million in FoodTech. Strong aftermarket sales growth of $5.5 million from both FoodTech and AeroTech also contributed to the revenue increase. These increases were partially offset by decreased airport service revenue of $3.9 million and unfavorable foreign exchange impact of $2.3 million that primarily was the result of weaker a Brazilian real.

Operating income increased $0.9 million or 2.8% in the nine months ended September 30, 2013 compared to the same period in 2012 resulting from the following:

●

Higher sales volume drove $6.0 million in higher operating profit. Margin improvement contributed $3.2 million. The lower production costs of high capacity freezers manufactured in the U.S. and various margin improvement initiatives across JBT FoodTech contributed $7.5 million. This was partially offset by a decrease of $4.9 million due to lower margins in gate equipment in JBT AeroTech.

●

Selling, general and administrative expenses increased by $6.0 million. Higher selling costs, employee-related costs and legal costs in JBT FoodTech contributed approximately $3.7 million to the increase. Incentive compensation expense and pension expense increased by $0.9 million and $0.6 million, respectively.

●	Research and development spending are consistent with the same period in 2012.

●	Other income, net decreased by $0.2 million primarily due to foreign currency losses.

Income tax expense in the nine months ended September 30, 2013 and 2012 reflected an expected effective income tax rate for the full year of 34% and 35%, respectively. We recognized tax benefits of $1.3 million in the nine months ended September 30, 2013, reflecting the determination of lower income tax liabilities for the previous years.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2013	2012		%
Revenue
JBT FoodTech	$395.3	$370.9	$24.4	6.6
JBT AeroTech	250.9	251.5	(0.6)	(0.2)
Other revenue and intercompany eliminations	(0.1)	2.0	(2.1)	*
Total revenue	$646.1	$624.4	$21.7	3.5
Income before income taxes
Segment operating profit:
JBT FoodTech	$39.9	$29.8	$10.1	33.9
JBT AeroTech	16.9	21.2	(4.3)	(20.3)
Total segment operating profit	56.8	51.0	5.8	11.4
Corporate items:
Corporate expense	(15.0)	(12.3)	(2.7)	(22.0)
Other expense, net	(8.8)	(6.6)	(2.2)	(33.3)
Net interest expense	(4.2)	(5.2)	1.0	19.2
Total corporate items	(28.0)	(24.1)	(3.9)	(16.2)
Income from continuing operations before income taxes	$28.8	$26.9	$1.9	7.1

 ____________

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech revenue increased by $24.4 million in the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily driven by approximately $21 million in higher new equipment sales. Fruit and juice processing equipment sales contributed $14.0 million and in-container equipment added $5.5 million. Revenue from freezing and protein processing products increased by $1.1 million primarily driven by growth in North America partially offset by lower revenue in Europe. Aftermarket revenue increased by $2.4 million primarily driven by in-container aftermarket sales. Unfavorable foreign currency translation that was primarily the result of a weaker Brazilian real reduced revenue by $1.8 million.

JBT FoodTech operating profit increased by $10.1 million in the nine months ended September 30, 2013 compared to the same period in 2012. Strong sales volume resulted in $7.4 million of higher profit. Operating margin increased from 8.0% in the third quarter of 2012 to 10.0% in the same period in 2013. Higher gross profit margin contributed $7.5 million of higher profit which was primarily the result of lower costs on freezing and chilling products manufactured in North America, historically exported from Sweden. Savings from cost reduction initiatives across FoodTech and improved productivity also contributed to the higher gross profit margin. Selling, general and administrative expense increased by $3.7 million. The increase was primarily driven by higher legal costs in Europe and increased employee-related spending in Europe and Asia. An increase in selling costs due to in-container equipment business growth also contributed to the increase. Research and development expense increased by $0.5 million reflecting investment in protein processing product lines.

JBT AeroTech

JBT AeroTech’s revenue in the nine months ended September 30, 2013 remained relatively flat compared to the same period of 2012. Revenue increases from ground support equipment and aftermarket contributed $10.5 million and $5.0 million, respectively. The higher product revenue was primarily driven by higher demand for deicers. These increases were partially offset by decreased equipment sales of $2.0 million in gate equipment and decreased automated systems sales of $3.2 million. Halvorsen products sales declined by $5.7 million. Airport services sales decreased by $3.7 million.

JBT AeroTech’s operating profit decreased by $4.3 million in the nine months ended September 30, 2013, compared to the same period of 2012. Operating margin decreased from 8.4% in third quarter of 2012 to 6.7% in the same period of 2013. Lower profit margin accounted for $3.5 million of the profit decline that was primarily attributable to an unfavorable gate equipment product mix. The absence of a $1.4 million gain on the sale of our French hospital automated systems contracts and services to Swisslog in the second quarter of 2012 also contributed to the profit decline. Selling, general and administrative spending remained relatively consistent with the same period in 2012. Research and development expense decreased by $0.6 million as the result of shifting engineering resources from research and development efforts to project production.

Corporate Items

Corporate items increased by $3.9 million in the nine months ended September 30, 2013 compared to the same period in 2012. The increase was primarily driven by higher foreign currency loss of $1.9 million, higher long term incentive compensation and pension expenses of $1.4 million, approximately $1.0 million in costs related to a management succession plan and $0.6 million higher consulting expense. The increases were partly offset by $1.0 million lower net interest expense.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
JBT FoodTech	$127.9	$135.7	$432.3	$445.5
JBT AeroTech	121.3	122.8	297.1	292.3
Other and intercompany eliminations	(1.7)	0.2	(0.1)	2.0
Total inbound orders	$247.5	$258.7	$729.3	$739.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog

(In millions)	September 30, 2013	December 31, 2012	September 30, 2012
JBT FoodTech	$184.8	$147.8	$173.1
JBT AeroTech	181.5	135.3	170.8
Total order backlog	$366.3	$283.1	$343.9

Order backlog in our JBT FoodTech segment at September 30, 2013 increased by $37.0 million over December 31, 2012 and by $11.7 million as compared to September 30, 2012. The increase over December 31, 2012 was primarily driven by approximately $24 million of higher backlog for freezing/chilling and protein processing products in Europe and Asia Pacific regions. Higher backlog for in-container processing equipment contributed approximately $10 million to the increase. The increase in order backlog as compared to September 30, 2012 was primarily driven by higher backlog for freezing and chilling products in Asia Pacific region and in-container processing equipment as well as fruit and juice equipment. These increases were partly offset by decreased freezing/chilling and protein processing products backlog in North America. Order backlog in our JBT AeroTech segment at September 30, 2013 increased by $46.2 million over December 31, 2012 primarily driven by orders for automated systems and gate equipment. Order backlog increased by $10.7 million as compared to September 30, 2012, primarily driven by higher automated system and gate equipment orders.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, dividends, acquisitions and other financing requirements. We are not aware of any circumstances that are likely to result in our liquidity increasing or decreasing materially in the near-term.

As of September 30, 2013, we had $35.6 million of cash and cash equivalents, $32.4 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain significant operations outside of the U.S. and use our cash for working capital, capital expenditures and business acquisitions in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation to the U.S. could cause us to incur additional U.S. income taxes and potential foreign withholding taxes. Any additional taxes may be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would depend on the income tax laws and other circumstances at the time of repatriation.

Permanently invested funds held outside of the U.S. are available to fund operations in non-U.S. subsidiaries; such cash is also loaned to the U.S. parent company. Under the Internal Revenue Code, these loans are permitted to be outstanding for 30 days or less and all such loans are required to be outstanding for a total of less than 60 days during the year. Amounts outstanding subject to this rule at September 30, 2013 were $97.3 million. We may choose to access such funds again in the future as allowed under the rule.

Cash Flows

Cash flows for the nine months ended September 30, 2013 and 2012 were as follows:

(In millions)	2013	2012
Cash provided by continuing operating activities	$48.9	$68.6
Cash required by investing activities	(20.1)	(21.4)
Cash (required) provided by financing activities	(91.4)	28.6
Net cash required by discontinued operations	(0.5)	(0.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.3)	0.1
Increase (decrease) in cash and cash equivalents	$(63.4)	$75.4

Cash provided by continuing operating activities during the nine months ended September 30, 2013 was $48.9 million, representing a $19.7 million decrease compared to the same period in 2012. The change in operating cash flows was primarily attributable to higher inventory investment in the third quarter of 2013 as a result of higher backlog compared to the same period in 2012.

Cash required by investing activities during the nine months ended September 30, 2013 was $20.1 million, relatively unchanged compared to the same period in 2012. The absence of acquisition spending of $5.0 million that occurred in May 2012 was partially offset by increased capital expenditures of approximately $4 million. Much of our capital spending supports the maintenance and upgrading of our installed base of leased equipment. We anticipate spending $16 million to $19 million on construction of a new JBT FoodTech plant in Lakeland, Florida to replace an existing plant in the same area. We expect to spend approximately $3 million on its construction in the fourth quarter of 2013.

Cash required by financing activities during the nine months ended September 30, 2013 was $91.4 million compared to cash provided by financing activities of $28.6 million in the same period in 2012. The change in financing cash flow was primarily driven by the reduction of our borrowings under the 5-year revolving credit facility.

Financing Arrangements

We have a $300 million 5-year revolving credit facility that expires on November 30, 2017. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. As of September 30, 2013, we had $24.4 million drawn on the credit facility, $6.5 million in letters of credit issued under the credit facility and approximately $269 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our Brazilian subsidiary entered into two loans during the nine months ended September 30, 2013. The first loan is a $4.0 million loan with an annual interest cost of 5.5% that has a first installment payment of $2.0 million due on February 21, 2014 and a second installment payment due at maturity on August 20, 2014. The second loan is a Brazilian real denominated loan in the amount of Br7.9 million (approximately $3.5 million) and bears an annual interest rate of 5.5%. The first payment on this loan is due on May 14, 2014, with equal monthly payments required for 24 months.

We have several credit facilities in China and India under which we have drawn $1.0 million and have $8.8 million of additional available funds as of September 30, 2013.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At September 30, 2013, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of September 30, 2013
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	12.38
Leverage ratio (2)	Not greater than 3.25	1.22
Restricted payments (3)	Not greater than $44.0 million	7.7 million
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	12.38
Leverage ratio (2)	Not greater than 3.25	1.22

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

Outlook

JBT FoodTech is expected to achieve mid-to-high single digit percentage growth in segment revenue in 2013. Full year 2013 JBT FoodTech operating profit margin is expected to approach 11%. In JBT AeroTech, low single digit percentage revenue growth and approximately 8.5% segment operating profit margin is projected in 2013. Largely as a result of incremental management succession plan-related expenses incurred in the third quarter and anticipated in the fourth quarter, and a net loss on foreign currency positions incurred in the third quarter, the Company projects its 2013 diluted earnings per share from continuing operations to be in the range of $1.26 - $1.32.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2013, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012.These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois

November 1, 2013

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the nine months ended September 30, 2013.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2013.

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

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Rattigan
Megan J. Rattigan
Chief Accounting Officer, and duly authorized officer

Date: November 1, 2013

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1	Employment Agreement, dated August 22, 2013 between John Bean Technologies Corporation and Thomas Giacomini.

10.2	Letter Agreement, dated August 23, 2013 between John Bean Technologies Corporation and Charles H. Cannon, Jr.

10.3	Long Term Incentive Restricted Stock Unit Agreement Pursuant to the John Bean Technologies Corporation Incentive Compensation and Stock Plan issued to Thomas Giacomini on September 10, 2013.

10.4	Long Term Incentive Restricted Stock Unit Agreement Pursuant to the John Bean Technologies Corporation Incentive Compensation and Stock Plan issued to Thomas Giacomini on September 10, 2013.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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