Form 10-K
period 2013-12-31
John Bean Technologies CORP
filed 2014-03-07
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $570,977,390.

At February 28, 2014, there were 29,138,162 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

JBT FoodTech markets its solutions and services to multi-national and regional industrial food processing companies. The product offerings of our FoodTech businesses include:

•	freezer solutions for the freezing and chilling of meat, seafood, poultry, ready-to-eat meals, fruits, vegetables, dairy and bakery products;
•	protein processing solutions that portion, coat, fry and cook poultry, meat, seafood, vegetable and bakery products;
•

in-container processing solutions for the filling, closing and sterilization of fruits, vegetables, soups, sauces, dairy and pet food products as well as ready-to-eat meals in a wide variety of modern packages;

•	fruit and juice processing solutions that extract, concentrate and aseptically process citrus, tomato and other fruits, vegetables and juices; and
•	automatic guided vehicles for material handling in the food & beverage, manufacturing, warehouse, automotive, hospital, and printing industries.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies and military forces. The product offerings of our AeroTech businesses include:

•	ground support equipment for cargo loading, aircraft deicing and aircraft towing;
•	gate equipment for passenger boarding, on the ground aircraft power and cooling;
•	airport services for maintenance of airport equipment, systems and facilities; and
•	military equipment for cargo loading, aircraft towing, aircraft power and on the ground aircraft cooling.

For financial information about our business segments see Note 15 of our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In 2013, we continued the execution of our 4G strategy. The growth areas where we are focused on building value are detailed below.

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

As a complement to our 4G strategy, we have formalized our approach to Corporate Social Responsibility (CSR) and its positive impacts on our company, customers and world. JBT has a long tradition of doing what’s right and a culture built upon caring about our employees’ health, safety and wellbeing, partnering with our customers to improve their operations, and giving back to the communities where we live and work. Building upon that strong foundation, we are sharing energy efficiency best practices, measuring resource utilization, and setting baselines and goals. Our equipment and technology are already efficient users of resources and strong contributors to the sustainability of both our food processing and air transportation customers. A key CSR objective is to further align our business with our customers, many of whom have aggressive CSR programs in place.

Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602.

BUSINESS SEGMENTS

JBT FoodTech

JBT FoodTech is a leading supplier of customized industrial solutions and services used in the food processing industry. We design, manufacture and service technologically sophisticated food processing systems for the preparation of ready-to-eat meals, shelf stable packaged foods, meat, seafood and poultry products, bakery products, juice and dairy products, and fruit and vegetable products.

We believe our success is derived from our continued technological innovation. We broadly categorize our technology solutions offerings into freezing and chilling, protein processing, in-container processing, fruit and juice processing and automated systems. We apply these differentiated and proprietary technologies to meet our customers’ food processing needs. We continually strive to improve our existing solutions and develop new solutions by working closely with our customers.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. Throughout our history, we have delivered over 40,000 pieces of food processing equipment which includes more than 8,000 industrial freezers, 2,400 industrial citrus juice extractors, 3,000 industrial sterilization systems and 8,500 coating systems. We estimate that the installed base of our equipment collectively processes approximately 75% of the global production of citrus juices, freezes approximately 50% of commercially frozen foods on a global basis and sterilizes approximately 50% of the world’s canned foods. This installed base provides a stream of recurring revenue from aftermarket products, parts, services and lease arrangements. Recurring revenue accounted for 47% of our FoodTech total revenue in 2013. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers.

We have operations positioned around the world to serve our existing JBT FoodTech equipment base located in more than 100 countries. Our principal production facilities are located in the United States (California, Ohio, Pennsylvania and Florida), Brazil, Belgium, Italy, Sweden, the United Kingdom, South Africa and China. In addition to sales and services offices based in more than 25 countries, we also support our customers in their development of new food products and processes as well as the refinement and experimentation of their current applications through ten technical centers located in the United States (California, Ohio and Florida), Mexico, Brazil, Belgium, Italy, Spain, Sweden and China. Our global presence allows us to provide direct customized support to customers virtually anywhere they process foods.

Solutions, Products and Services

We offer a broad portfolio of systems, equipment and services to our customers which are often sold as part of a fully integrated processing line solution. Our systems are typically customized to meet the specific customer application needs. Thus, actual production capacity ranges vary and are dependent on the food and product packaging type being processed.

Freezing and Chilling. We developed the first commercial food processing freezers in the 1960s, and remain the world’s leading supplier of freezing and chilling solutions to the food processing industry. We design, assemble, test and install industry-leading technologies under the Frigoscandia® brand, which include the GYRoCOMPACT® self-stacking spiral, the FLoFREEZE® individual quick freezing (IQF) system and the ADVANTEC™ linear/impingement freezing system, as well as flat product and contact freezers, chillers and proofers. We also offer a structure supported Northfield SuperTRAK® spiral freezer for high volume, large packaged products. Our freezers are designed to meet the most stringent demands for quality, economy, hygiene and user-friendliness. We offer a full range of capacities and accessories to optimize our customers’ variable production needs. Our industrial freezers can be found in plants that are processing food products ranging from meat, seafood and poultry to bakery products and ready-to-eat meals, fruits, vegetables and dairy products.

The following is an overview of our freezing and chilling technology offerings, which accounted for 21% of our total revenue in 2013.

Product Offering	Product Description	Food Applications	Capacity
GYRoCOMPACT® Self-Stacking Spiral Freezer, Chiller, Proofer	Compact, self-contained design for quick, uniform freezing	Poultry, Meat, Seafood, Bakery, Dairy, Vegetables, Ready Meals	Up to 10 tons/hour

SuperTRAK® Structure Supported Spiral Freezer, Proofer	Large packaged and specialty products	Pizza, Bakery, Ice Cream, Ready Meals, Pet Food	Up to 12 tons/hour
FloFREEZE® Individual Quick Freeze (IQF)	Individually freezes sensitive, sticky and uneven shaped products	Fruits, Vegetables, Seafood, Pasta, Rice	Up to 18 tons/hour

ADVANTEC™ Impingement Linear Freezers and Chillers	Quick freezing of thin, flat food products	Meat, Seafood	Up to 6 tons/hour (over 20,000 ¼ lb. burgers per hour)

Protein Processing. We are a leading supplier of equipment and services that enable us to provide integrated protein processing lines for a variety of convenience food products. Our broad array of protein processing systems includes the DSI™ waterjet portioners, slicers and attribute scanner/sorters; the Stein™ coating and seasoning applicators, THERMoFIN® fryers, GYRoCOMPACT® spiral ovens, JSO Jet Stream® ovens; and Double D™ Revoband™ linear ovens and cooking systems. Our fully integrated processing lines often span from the initial point of entry of raw products onto the processing line up to final packaging. Although our solutions are primarily used in the processing of poultry (including nuggets, strips and wings), we also provide systems that portion, coat or cook other food products ranging from breads and pizzas to meat patties, seafood and ready-to-eat meals to pet food. All of these applications we collectively refer to as “protein processing.” We believe that our installed base of cooking systems processes more meat, seafood and poultry products in North America than that of any other food processing equipment supplier.

The following is an overview of our protein processing technology offerings, which accounted for 11% of our total revenue in 2013.

Product Offering	Product Description	Food Applications	Capacity
DSI™ Portioning Systems	Computer-positioned vertical high-pressure water-jets cut complex shapes	Poultry, Meat, Seafood, Pizza	Over 7 tons/hour

DSI™ Adaptive Thickness Systems	Intelligent slicing for consistent product thickness	Poultry, Meat, Seafood	Over 2 tons/hour

DSI™ J-Scan	Attribute scanning and sorting of various products	Poultry, Meat, Seafood, Pizza, Bakery, Ready Meal	Over 7 tons/hour
Stein™ Coating Applicators	Application of batter, tempura or breading prior to cooking	Poultry, Meat, Seafood, Vegetables	Over 7 tons/hour (over 150,000 ½ oz. chicken nuggets per hour)

THERMoFIN® Frying Systems	Patented technology that heats oil quickly and precisely for even and cost effective frying	Poultry, Meat, Seafood	Over 7 tons/hour (over 150,000 ½ oz. nuggets/hour)

GYRoCOMPACT® Spiral Ovens	Multi-zone spiral oven with programmable air control for consistent and uniform cooking	Poultry, Meat, Seafood	Over 9 tons/hour (over 40,000 4 oz. chicken breasts per hour)

JSStein™ JSO JetStream® LiLinear Ovens	High intensity convection oven for fast cooking with optimal flavor sealing and browning	Meat, Poultry	Over 4.5 tons/hour (over 20,000 ¼ lb. burgers per hour)

Double D™ Revoband Linear Oven	Custom built, high impingement oven for roasting, steaming and baking	Bakery, Meat, Seafood, Poultry, Vegetables	Over 1 ton/hour (over 30,000 croissants per hour)

In-Container Processing. We are a leading global supplier of fully integrated industrial sterilization systems that enable production of shelf stable foods in a wide variety of flexible and rigid packages. These integrated solutions for the processing of shelf-stable food and liquid products include our continuous rotary hydrostatic sterilizers, Steam Water Spray static and SuperAgi™ batch retorts, XL-series fillers, SeamTec™ and X-series closers, material handling systems and LOG-TEC® thermal process controls. We are a recognized U.S. Department of Agriculture and Food and Drug Administration Food Process Authority and offer the largest selection of sterilization products in the industry. We also provide automated batch retorts which can process an array of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our solutions also include specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. Additionally, we offer leading modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes and introduce on-line corrections in the case of process deviations.

The following is an overview of our in-container processing technology offerings, which accounted for 11% of our total revenue in 2013.

Product Offering	Product Description	Food Applications	Capacity
Fillers	Filling of rigid and pre-formed containers with food and beverage products	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Milk, Ready to Drink Coffee and Tea, Pet Food	Over 1,200 containers per minute

Closers	Closing and seaming of can after being filled	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Milk, Ready to Drink Coffee and Tea, Pet Food	Up to 2,000 containers per minute

Continuous Rotary Hydrostatic Sterilizers	Commercial sterilization of food in cans	Ready Meals, Canned Milk, Soups, Sauces, Fruits, Vegetables, Seafood, Meat, Poultry, Pet Food	Over 1,800 containers per minute (550 cans of soup/minute or 2,000 cans of cat food per minute)

Automated Batch Retorts	Commercial sterilization of foods in flexible or rigid pre-formed packaging	Ready Meals, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry	Over 1,500 containers per minute (600 microwave pasta bowls per minute)

LOG-TEC ™ Control Systems and Modeling Software	Automated control and documentation of sterilization process; modeling software to optimize cooking processes	Ready Meals, Canned Milk, Soups, Sauces, Baby Food, Fruits, Vegetables, Seafood, Meat, Poultry, Pet Food	Matches the sterilization system capacity

Fruit and Juice Processing. We are the leading supplier of industrial citrus processing equipment. Our citrus processing solutions typically include citrus extractors, finishers, pulp systems, evaporators and citrus ingredient recovery systems as well as aseptic systems (including sterilizers, fillers and controls) integrated with bulk aseptic storage systems for not-from-concentrate orange juice. Our READYGo™ family of skid-mounted products includes solutions for aseptic sterilization and bulk filling, as well as ingredients and by-products recovery and clean-up systems. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze® produce juicers. These patented juicers are used around the world in hotels, restaurants, coffee shops, grocery stores, convenience stores, quick service restaurants and juice bars.

We are among the leading suppliers of fruit, vegetable and juice processing equipment and aseptic sterilization and bulk filling systems. Our fruit, vegetable and juice processing lines are comprised of extraction, finishing, heating and mixing equipment, enzyme inactivators, evaporators, flash coolers, sterilizers and aseptic fillers that are mainly sold as an integrated processing line. We can also provide equipment for a specific need within a line. Our tomato processing lines are installed with leading processors throughout the world’s key tomato growing regions and produce a range of finished tomato products including tomato paste, concentrates, peeled tomato products, diced tomatoes, salsa, pizza sauce, ketchup and pureed and crushed tomatoes. Our aseptic processing lines are used in the bulk processing of a wide range of temperate and tropical fruits into juices, particulates, purees and concentrates. These fruit products are used as ingredients for dairy products (yogurts, smoothies, flavored milk, and ice cream), bakery products and fruit-based beverages.

We provide technology solutions and products to extend the life, improve the appearance and preserve the taste of fresh fruits and vegetables. Once protected, fresh fruits and vegetables can be individually labeled by our fast and efficient produce labeling systems. We also provide an integrated food safety solutions package including advisory services and data collection, management and monitoring technologies.

The following is an overview of our fruit and juice processing technology offerings, which accounted for 17% of our total revenue in 2013.

Product Offering	Product Description	Food Applications	Capacity
Extractors, Pulpers, Finishers	Extract juice and/or pulp from fruit for large-scale processing and point-of-sale applications	Citrus, Tomatoes, Berries, Temperate and Tropical Fruits	Industrial extractor: over 900 gallons per hour of juice

Hot & Cold Breaks, Evaporators	Enzymatic inactivation, concentration and aseptic cooling to preserve fruit product color and taste	Citrus, Tomatoes, Berries, Temperate and Tropical Fruits	Over 70 tons/hour

Aseptic Sterilizers and Fillers	Aseptic commercial sterilization, cooling and bulk filling of fruit puree, concentrate or paste into 3 gallon to 300 gallon containers	Citrus, Tomatoes, Temperate and Tropical Fruits	Aseptic sterilizer: over 60 tons/hour Aseptic filler: over 19 tons/hour

Fresh Produce Technologies	Preservation of fresh produce life, appearance and taste High speed application of Price Look Up labels	Fruits, Vegetables	Coating application rates variable to match line speed Apply 900+ labels per minute

Automated Systems.   We are an industry leader in providing fully integrated Automatic Guided Vehicle Systems for repetitive material movement requirements in the food & beverage, manufacturing, warehouse, automotive, hospital and printing industries. We provide engineering services and simulations to evaluate the material handling requirements, automatic guided vehicle system hardware and software, and hardware and software integration for a complete, seamless solution. We have delivered over 480 automatic guided vehicle systems including over 3,400 guided vehicles.

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment, corrosion monitoring control, food safety and process auditing and the provision of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts and services coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing recurring revenue. Sales of aftermarket products, parts and services is consolidated within the total revenue of their associated FoodTech businesses.

JBT AeroTech

JBT AeroTech is a leading supplier of customized solutions and services used for applications in the air transportation industry. We design, manufacture and service technologically sophisticated ground support equipment, airport gate equipment and services for airport authorities, airlines, airfreight, ground handling companies and the military.

We believe our strong market positions result from our ability to customize our equipment and services utilizing differentiated technology to meet the specific needs of our customers. We continually strive to improve our existing technologies and develop new technologies by working closely with our well established customer base.

As a market leader for many decades, there is a significant installed base of our airport and airline equipment around the world. We have delivered the largest volume of cargo loaders (9,400+), passenger boarding bridges (7,800+) and aircraft deicers (4,600+). We have also sold more than 2,200 mobile passenger steps, 1,900 cargo transporters and 1,700 tow tractors that are operating at airports around the world. This installed base provides a stream of recurring revenue from aftermarket parts, products and services. Recurring revenue accounted for 39% of AeroTech total revenue in 2013. Our installed base also offers continuous access to customer feedback for improvements and new product development.

JBT AeroTech products have been delivered to more than 100 countries. To support this equipment, we have operations located throughout the world. Our principal production facilities are located in the United States (Florida and Utah), China, Mexico and Spain. To augment our sourcing and manufacturing capabilities, we have established dedicated sourcing resources in India and China as well as regional manufacturing in Asia. We also have sales and services offices located in nine countries and collaborative relationships with independent sales representatives, distributors and service providers in over thirty additional countries.

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

We manufacture and supply a full array of B-series conventional and Expeditor™ towbarless aircraft tow tractors for moving aircraft without consumption of jet fuel and self-propelled transporters for pallet and container handling. We also offer a line of self-propelled passenger boarding steps and the RampSnake® bulk loader for the loading of baggage, cargo and mail packages into aircraft baggage holds.

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

The following is an overview of our ground support equipment technology offerings, which accounted for 13% of our total revenue in 2013.

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

We manufacture a variety of sizes and configurations of auxiliary equipment including 400 Hertz ground power and preconditioned air units that supply aircraft requirements for electrical power and cooled air circulation for the environmental control system (air-conditioning) and main engine starting during ground operations. Our point-of-use and mobile 400 Hertz and pre-conditioned air units enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate. We also offer aircraft in-ground service pits to provide utility access on airport ramps, hangars and remote parking areas.

The following is an overview of our gate equipment technology offerings, which accounted for 13% of our total revenue in 2013.

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

Pre-conditioned Air

Climate convenience for passenger and crew onboard, while waiting to be pushed back from gate

Hangar applications for aircraft servicing and testing, including below grade distribution systems

High pressure air conditioning systems to support customer requirements including air start

		Regional Jets up to Airbus A380	20 to 120 refrigerated tons pre-conditioned air units for ground cooling
Pit Aircraft Utility Systems	In-ground vault systems for use on airport ramps, hangars and remote parking areas to supply aircraft with utilities	Commercial regional jets up to Airbus A380 and military jet fighters up to cargo transport aircraft	Vault systems for utilities including preconditioned air (PCAir), 400Hz power, waste, blue and potable water

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

Airport Services. We are an industry leading service provider for facilities, terminals, ramps and gate equipment and systems to airlines and airports throughout the United States. Our expertise extends to the operation, maintenance and repair of airport baggage handling systems, gate equipment, terminals, facilities and ground support equipment. We also offer technology for enterprise asset management and real-time operations monitoring with our patented iOPS™ suite that links alert management notification with mobile capability for automated work order generation and immediate dispatch of service technicians for corrective action.

Aftermarket Products, Parts and Services. We provide aftermarket products, parts and services for our installed base of JBT AeroTech equipment. We also provide retrofits to accommodate changing operational requirements and continuous, proactive service, including, in some cases, on-site technical personnel. These systems and other services represent an integrated approach to addressing critical problems faced by our customers and ensure that we remain well positioned to respond to their new requirements and strategic initiatives through our strong customer relations. Sales of aftermarket products, parts and services is consolidated within the total revenue of their associated AeroTech businesses.

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

For additional financial information about Company-sponsored research and development activities, refer to Note 15 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Patents, Trademarks and Other Intellectual Property

We own a number of United States and foreign patents, trademarks and licenses that are cumulatively important to our business. We own approximately 446 United States and foreign patents and have approximately 245 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 350 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on our overall business.

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

JBT FoodTech’s major competitors include Advanced Equipment Inc.; Alit SRL, Allpax Products, Inc.; Atlas Pacific Engineering Company, Inc.; Barry-Wehmiller Companies, Inc.; Brown International Corp.; CFT S.p.A.; FPS Process Foods Solutions; GEA Group Aktiengesellschaft; Heat & Control, Inc.; I.J. White Systems; IQF Frost AB; Marel Food Systems; Marel hf. MYCOM; Middleby Corporation; Nantong Freezing Equipment Company, Ltd.; Provisur Technologies, Inc. and Steriflow SAS. and Tecnopool S.p.A.

JBT AeroTech’s major competitors include ABM Industries Inc., Cavotec SA, Elite Line Services, Inc., ERMC, FCX Systems Inc., Global Ground Support LLC, Goldhofer AG, Illinois Tool Works Inc., Johnson Controls Inc., Shenzhen CIMC-TianDa Airport Support Ltd., ThyssenKrupp AG, TLD, Trepel Airport Equipment GmbH, Tug Technologies Corporation, Vanderlande Industries B.V., Vestergaard Company A/S, and Weihai Guangtai Airport Equipment Co., LTD.

Employees

We employ approximately 3,300 people with approximately 2,000 located in the United States. Approximately 10% of our employees in the United States are represented by one collective bargaining agreement that covers these employees through August of 2014.

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

JBT FoodTech’s customers range from large multinational food processing companies to smaller regional food processing companies. Our principal customers include companies such as: AdvancePierre Foods, Inc.; Agrosuper S.A.; Ajinomoto, Co. Ltd.; Ardo N.V.; Aujan Industries Co LLC; Bonduelle Group; Brasil Foods S.A.;Campbell Soup Company; Charoen Pokphand Group; Chick-fil-A, Inc.; CIA Pesquera Camanchaca S.A.; Citrofrut, S.A. de C.V.; Citrosuco S/A Agroindústria; The Coca-Cola Company; COFCO Tunhe Tomato Products Co. Ltd.; ConAgra Foods, Inc.; Conserva Italia; DelMonte Foods Company; Dole Food Company, Inc.; Dr. August  Oetker Nahrungsmittel KG; Eckes-Granini Group GmbH; Florida’s Natural Growers; General Mills, Inc.; Gloria Foods Company; Great Giant Pineapple Co.; Gunnar Dafgård AB; Harry-Brot GmbH; Hero AG; H.J. Heinz Company; Hillshire Brands Company; Hormel Foods Corporation; Huiyan Group; Inghams Enterprises Pty Limited; Industrias Bachoco; J. Garcia-Carrion., S.A.; J.R. Simplot Company; Jamba Juice Company; Jain Irrigation Systems Ltd.; JBS S.A.; Keystone Foods LLC; The Kroger Company; Leche Pascual, S.A.; Louis Dreyfus Commodities; Marfrig Alimentos S.A.; McCain Foods Limited; Mercadona, S.A.; Morning Star Packing Company; Moy Park Limited; National Food Industries LLC; Nestlé S.A.; Nutricima Limited; Organizacion Altex, S.C.; OSI Group, LLC; Peace River Citrus Products, Inc.; PepsiCo, Inc.; Pilgram’s Pride Corporation; Pilgram’s Sadia S.A.; Procter & Gamble Co.; Rich Products Corporation; Seneca Foods Corporation; Southern Gardens Citrus Processing Group, LLC; Starkist Tuna; Sucocitrico Cutrale; Thai Dairy Industry Co. Ltd.; Thai Union Frozen Products Public Company Limited; Tropicana Products, Inc.; Tyson Foods, Inc.; Unilever PLC; Ventura Coastal LLC; and Xinjiang Chalkis Tomato Products Co. Ltd.

JBT AeroTech’s customers are domestic and international airlines, airfreight and ground handling companies, domestic and international airport authorities and the United States and foreign military forces. Our principal customers include companies such as: Air Canada; Air China; Air France KLM; All Nippon Airways; American Airlines Group Inc.; The Boeing Company; British Airports Authority; British Airways; the Canadian Forces; China Eastern Airlines; China Southern Airlines; Cincinnati/Northern Kentucky International Airport; Dallas Fort Worth International Airport; Delta Air Lines; Denver International Airport; DHL; FedEx Corporation; EgyptAir; Houston Airport Systems; Iberia Airlines; LATAM Airlines Group SA; Lockheed Martin Corporation; Los Angeles International Airport; Massport/Logan International Airport; Manchester Airports Group plc.; McCarran International Airport; Menzies Aviation; Miami International Airport; Nordic Aero AB; Northrup Grumman Corporation; Saab AB; Singapore Airport Terminal Services; Southwest Airlines; Swissport International; TGS Turkish Ground Services Inc.; Thai Airways International; United Continental Holdings, Inc.; United Parcel Service, Inc. and the U.S. Air Force.

Government Contracts

We supply the Halvorsen cargo loader, aircraft tow tractors and mobile air conditioning units and logistics support to the U.S. Department of Defense and international forces. The amount of equipment and parts supplied to these programs is dependent upon annual government appropriations and levels of military spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

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

Financial Information about Geographic Areas

A significant portion of our consolidated revenue is generated in markets outside of the United States. For financial information about geographic areas see Note 15 of our financial statements in Item 8 of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 28, 2014, are as follows:

Name	Age	Office, year of election
Thomas W. Giacomini	48	President and Chief Executive Officer (2013)
Charles H. Cannon, Jr.	61	Executive Chairman (2013)
Ronald D. Mambu	64	Vice President, Corporate Finance (2014)
Brian A. Deck	45	Vice President and Chief Financial Officer (2014)
Steven R. Smith	53	Vice President and Division Manager-JBT FoodTech (2013)
David C. Burdakin	58	Vice President and Division Manager-JBT AeroTech (2014)
Kenneth C. Dunn	57	Vice President, General Counsel (2008) and Chief Sustainability Officer (2013)
Mark K. Montague	60	Vice President, Human Resources (2008)
Torbjörn Arvidsson	62	Vice President and Division Manager-Food Solutions and Services (2008)
Juan C. Podesta	62	Vice President, Corporate Development and Planning (2011)
Megan J. Rattigan	45	Controller (2013)

THOMAS W GIACOMINI became the President and Chief Executive Officer of JBT Corporation as well as a member of the JBT Board of Directors in September 2013. Prior to joining JBT, he served as Vice President (since February 2008) of Dover Corporation, a diversified global manufacturer, and President and Chief Executive Officer (since November 2011) of Dover Engineered Systems. Prior to serving in these roles, Mr. Giacomini served as President (from April 2009 to November 2011) and Chief Executive Officer (from July 2009 to November 2011) of Dover Industrial Products and President (from October 2007 to July 2009) of Dover's Material Handling Platform. Mr. Giacomini joined Dover in 2003 following its acquisition of Warn Industries, an industrial manufacturer specializing in vehicle performance enhancing equipment. During his 12 year tenure at Warn Industries he held a variety of leadership roles including President and Chief Operating Officer. Prior to joining Warn Industries, Mr. Giacomini held various roles at TRW, Inc.

CHARLES H. CANNON, JR. became the Executive Chairman of the Board of Directors of JBT Corporation in September 2013 in connection with the designation of two individuals as President and Chief Executive Officer. Previously Mr. Cannon served as Chairman, Chief Executive Officer and President of JBT Corporation (since April 2008). Prior to that, he served as Senior Vice President of FMC Technologies (from March 2004 until July 2008), when FMC Technologies distributed all of the stock of its wholly-owned subsidiary, JBT Corporation, to its shareholders in a spin-off effective July 31, 2008. Mr. Cannon joined FMC Corporation in 1982 as a Senior Business Planner in the Corporate Development Department. He became Division Manager of FMC Corporation’s Citrus Machinery Division in 1989, Division Manager of its Food Processing Systems Division in 1992, Vice President and General Manager of FMC FoodTech in 1994, Vice President and General Manager-FMC FoodTech and Transportation Systems Group in 1998 and a Vice President of FMC Technologies in 2001. Mr. Cannon has also served on the Board of Directors of Standex International Corporation since 2004.

RONALD D. MAMBU became the Vice President, Corporate Finance in 2014, a role he assumed when Brian A. Deck become the Vice President and Chief Financial Officer of JBT Corporation. Previously Mr. Mambu served as our Vice President, Chief Financial Officer since April 2008 and also served as our Treasurer from April 2008 until November 2009. Mr. Mambu has announced his retirement from JBT Corporation effective at the end of March 2014. From February 2001 until April 2008, Mr. Mambu served as Vice President and Controller of FMC Technologies. Mr. Mambu was Director of Financial Planning of FMC Corporation from 1994 until his appointment as Vice President and Controller of FMC Corporation in 1995. Mr. Mambu joined FMC Corporation in 1974 as a financial manager in Philadelphia. He served in a variety of roles at FMC Corporation, including Controller of its former Food and Pharmaceutical Products Division from 1977 to 1982, Controller of Machinery Europe Division from 1982 to 1984, Controller of Agricultural Products Group from 1984 to 1987, Director of Financial Control from 1987 to 1993 and Director of Strategic Planning from 1993 to 1994.

BRIAN A. DECK became the Vice President and Chief Financial Officer of JBT Corporation in February 2014. Prior to joining JBT, he served as Chief Financial Officer (since May 2011) of National Material L.P., a private diversified industrial holding company. Mr. Deck served as Vice President of Finance and Treasury (from November 2007 to May 2011) and as Director, Corporate Financial Planning and Analysis (from August 2005 to November 2007) of Ryerson Inc., a metals distributor and processor. Prior to his service with Ryerson, Mr. Deck had increasing responsibilities with General Electric Capital, Bank One (now JPMorgan Chase & Co.), and Cole Taylor Bank.

STEVEN R. SMITH became the Vice President and Division Manager – JBT FoodTech in December 2013. Previously Mr. Smith served as our Vice President and Division Manager-Food Processing Systems (since October 2011). Mr. Smith joined FMC Corporation in 1989 as a Business Planner with FMC's Petroleum Equipment Group in Houston, Texas. Since then, he has served in a variety of sales, marketing, and line management roles within FMC Corporation and FMC Technologies, Inc., JBT's previous parent companies, as well as with JBT FoodTech, including most recently serving as the General Manager for the America's Operations of FoodTech's Food Solutions and Services Division from 2003 to 2011.

DAVID C. BURDAKIN became the Vice President and Division Manager of JBT AeroTech in January 2014. Mr. Burdakin joined the company from Mayline Corporation, a private equity owned industrial company, where he most recently served as Non-Executive Chairman, and as an independent management consultant (2012 to 2013). Mr. Burdakin has over 25 years of experience in industrial manufacturing and executive leadership.  Previous to Mayline, he served as President and Chief Executive Officer (2007 to 2012) of Paladin Brands, a leading independent manufacturer of attachment tools for construction equipment including mobile aviation support equipment. Prior to that, Mr. Burdakin progressed through various leadership roles at HNI Corporation (1993 to 2007), including seven years as President of The HON Company, HNI's largest operating company. Prior to joining HNI, he held various roles at Illinois Tool Works Inc. and Bendix Industrial Group. Mr. Burdakin continues to serve as a Director of Mayline Corporation.

KENNETH C. DUNN has served as our Vice President and General Counsel since October 2008 and our Chief Sustainability Officer since October 2013. Prior to joining the Company, Mr. Dunn served as Chief Sustainability Officer for the Denver Public School (“DPS”) system from June through September 2008.  Prior to DPS, Mr. Dunn worked for Quest Communications International, Inc., where he served as Vice President and Chief Corporate Development and Strategy Officer from 2004 to May 2008. From 2002 to 2004, Mr. Dunn served Qwest as Vice President and Deputy General Counsel – Complex Transactions. From 2001 to 2002, Mr. Dunn performed pro-bono environmental lawwork primarily on public lands issues in the Mountain West. From 1999 to 2001, Mr. Dunn worked for SBC Communications, Inc., serving as its General Attorney and Assistant General Counsel – Mergers and Acquisitions. From 1995 to 1999 he served as Assistant General Counsel – Transactions for Ameritech Corporation. Prior to that, Mr. Dunn was a Vice President and Associate General Counsel of John Nuveen & Company. From 1982 through 1995, Mr. Dunn was in private law practice with the Chicago based law firm of Gardner, Carton & Douglas.

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

TORBJÖRN ARVIDSSON served as our Vice President and Division Manager-Food Solutions and Services from July 2008 until December 2013. Mr. Arvidsson has announced his retirement from JBT Corporation effective July 2014. Mr. Arvidsson served as a Division Manager for FMC Technologies’ Food Solutions and Services from October 2005 until July 2008. Mr. Arvidsson rejoined Frigoscandia Equipment in 1994 as Business Development Manager, a role he continued in after the acquisition of Frigoscandia Equipment by FMC FoodTech in 1996. In 1998, Mr. Arvidsson was appointed General Manager North America, located in Seattle, Washington, a position he held until late 2000 when he was appointed General Manager Europe and relocated back to Helsingborg, Sweden. In 2001, Mr. Arvidsson also assumed responsibility for FMC FoodTech’s Asia Pacific region. Mr. Arvidsson first joined Frigoscandia Equipment in 1975 after graduating from Lund University, Sweden. In 1983 he graduated from IMI, Geneva (Advanced Management MBA). Mr. Arvidsson served as General Manager for Square AB within the Alfa-Laval Group from 1984 to 1987, when he joined Akerlund & Rausing as Division Manager for its overseas companies. In 1990, Mr. Arvidsson rejoined Alfa-Laval as Deputy General Manager for its convenience food division. Alfa-Laval later became Tetra-Laval after Tetra-Pak’s acquisition of Alfa-Laval.

JUAN C. PODESTA has served as our Vice President, Corporate Planning and Development since October 2011. Mr. Podesta has announced his retirement from JBT Corporation effective at the end of March 2014. Mr. Podesta joined FMC Corporation in 1989 as Product Manager, Citrus Systems in Lakeland, Florida. Since then, he has served in a variety of sales, marketing, and line management roles within FMC FoodTech, including International Manager for the Citrus Machinery Division from 1990 to 1992, General Manager, Fruit & Vegetable Processing based in Parma, Italy from 1992 to 1994, General Manager, Canning Systems based in St. Niklaas, Belgium from 1995 to 1996, Division Manager, Food Processing Systems & Agricultural Machinery from 1997 to 1999, President FMC Europe, based in Brussels, Belgium from 2000 to 2002 and Division Manager-Food Processing Systems Division from 2000 to 2011.

MEGAN J. RATTIGAN became the Controller of JBT Corporation in December 2013. Previously, Ms. Rattigan served as our Chief Accounting Officer (since November 2008) and Director of Financial Control (since July 2008). Ms. Rattigan was FMC Technologies’ Manager of Financial Reporting and Accounting Research from April 2005 until July 2008. Prior to that, Ms. Rattigan served as a consultant to FMC Technologies from January 2002 until April 2005. From July 1998 until December 2001, Ms. Rattigan was Director of Finance for Chart House Enterprises, Inc. Ms. Rattigan is a certified public accountant and began her professional career in the Assurance practice of Ernst & Young LLP in 1992.

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

•

negatively affect the rates of expansion, consolidation, renovation and equipment replacement within the air transportation industry and within the food processing industry, which may affect the performance of our JBT AeroTech and JBT FoodTech segments, respectively; and

•	impair the financial viability of our insurers.

Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business could negatively affect our business, financial condition and results of operations.

We operate manufacturing facilities in nine countries other than the United States, and our international sales accounted for a significant portion of our 2013 revenue. Multiple factors relating to our international operations and to particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include:

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

Because a significant portion of our revenue and expenses are denominated in foreign currencies, changes in exchange rates will result in increases or decreases in our costs and earnings and may also affect our consolidated financial statements, which are prepared in U.S. dollars. Although we may seek to minimize our currency exposure by engaging in hedging transactions where we deem it appropriate, we cannot be assured that our efforts will be successful. To the extent we sell our systems and services in foreign markets, currency fluctuations may result in our systems and services becoming too expensive for foreign customers.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies that use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements necessitated due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including those incurred to conduct diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

The increase in energy or raw material prices may reduce the profitability of our customers, which ultimately could negatively affect our business, financial condition, results of operations and cash flows.

Energy prices remain at historically high levels. These increases had a negative trickledown effect on many areas involved in running a business, straining profitability through increased operating costs. Our customers require large amounts of energy to run their businesses, particularly in the air transportation industry. Energy prices can affect the profitability of passenger and cargo air carriers through increased jet and ground support equipment fuel prices. Energy prices also affect food processors through increased energy and utility costs to run the plant, chemical and petroleum based raw materials used in production and fuel costs to run logistics and service fleet vehicles.

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

The federal government is the largest contractor in the United States. Our JBT AeroTech business enters into contracts with the U.S. government, including contracts relating to the sale and logistics support of our Halvorsen Loader, which is a military air cargo loader, to the U.S. Department of Defense. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government. The laws governing U.S. government contracts differ in several respects from the laws governing private contracts. They are heavily regulated to curb misappropriation of funds and ensure uniform policies and practices across agencies. Their ongoing funding is tied to National Defense Budgets and Procurement Programs that are annually negotiated and approved or disapproved by the U.S. Department of Defense, Executive Branch and the Congress. For example, if there were any shifts in spending priorities or if funding for the military cargo loader program were reduced or cancelled as a result of the so called sequester or otherwise, the resulting loss of revenue may have a material adverse impact on our JBT AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. Moreover, U.S. defense contracts, in particular, are unilaterally terminable at the option of the U.S. government with compensation for work completed and costs incurred.

Contracts with the U.S. government are also subject to special laws and regulations, the noncompliance with which may result in various sanctions. If, for any reason, we were now or at any time in the future found to be non-compliant with any laws or regulations governing U.S. government contracts, our earnings could be negatively impacted. In addition, any delays of deliverables due to our non-performance would also have a negative impact on these contracts.

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

We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark and trade secret laws, as well as through technological safeguards and operating policies. To the extent we are not successful, our business, financial condition, results of operations and cash flows could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization or from independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.

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

Our operations and industries are subject to a variety of U.S. and international laws, which can change. We therefore face uncertainties with regard to lawsuits, regulations and other related matters.

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

LOCATION	SQUARE FEET (approximate)	LEASED OR OWNED
United States
Madera, California	250,000	Owned
Lakeland, Florida	250,000	Owned
Sandusky, Ohio	140,000	Owned
Chalfont, Pennsylvania	67,000	Leased

International:
St. Niklaas, Belgium	289,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased
Araraquara, Brazil	128,000	Owned
Parma, Italy	72,000	Owned
Ningbo, China	60,000	Leased
Edinburgh, Scotland	41,000	Leased
Cape Town, South Africa	38,000	Leased

The significant production properties for our JBT AeroTech operations are listed below:

LOCATION	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Orlando, Florida	248,000	Owned
Ogden, Utah	240,000	Owned/Leased

International:
Madrid, Spain	88,000	Owned
Kunshan, China	50,000	Leased
Shenzhen, China	43,000	Leased
Juarez, Mexico	27,000	Leased

ITEM 3.          LEGAL PROCEEDINGS

Pursuant to the Separation and Distribution Agreement we entered into with FMC Technologies as of the time of our spin-off from FMC Technologies, we have assumed liabilities related to specified legal proceedings arising from our business prior to the spin-off. Although FMC Technologies may remain the named defendant in certain of these proceedings, we will manage the litigation and are required to indemnify FMC Technologies for costs, expenses and judgments arising from this litigation. We do not believe that any existing litigation we have assumed will have a material effect on our results of operations, financial condition or liquidity.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 28, 2014, there were 2,339 holders of record of JBT Corporation’s common stock. Information regarding the market prices of our common stock and dividends declared for the two most recent fiscal years is provided in Note 17 to our consolidated financial statements. Other information required by this Item can be found in the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2008 in: (i) our common stock, (ii) the S&P SmallCap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

CUMULATIVE TOTAL RETURN

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected financial and other data about us for the most recent five fiscal years. The data has been derived from our consolidated financial statements. The historical consolidated balance sheet data set forth below reflects the assets and liabilities that existed as of the dates and the periods presented.

We made certain internal reporting structure changes during the fourth quarter of 2013. Our Automated Systems business, previously part of the JBT AeroTech segment, is now included in the JBT FoodTech segment. This change was driven by the long-term strategic view of our business. We believe including the Automated Systems business in the FoodTech segment will allow greater synergies among the food processing businesses and accelerate the application of Automated Systems technologies with our food processing customers. As a result of this change, the following table was adjusted to reflect the effects of this change for the periods presented. The adjustments, which resulted in the reclassification of revenue between JBT AeroTech and JBT FoodTech in the table below, had no impact on the consolidated results.

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for the three years ended December 31, 2013, and the balance sheet data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2011, 2010, 2009 and the income statement and cash flow data for the years ended December 31, 2010 and 2009 were derived from audited financial statements that are not presented in this report.

The following financial information may not reflect what our results of operations, financial position and cash flows will be in the future. In addition, Item 1A, Risk Factors of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011	2010	2009
Income Statement Data:
Revenue:
JBT FoodTech	$611.0	$589.1	$588.2	$554.1	$553.6
JBT AeroTech	323.4	325.4	361.7	317.7	282.0
Other revenue and intercompany eliminations	(0.2)	2.8	5.9	8.6	6.0
Total revenue	$934.2	$917.3	$955.8	$880.4	$841.6
Operating expenses:
Cost of sales	$701.3	$686.5	$721.2	$645.8	$617.3
Selling, general and administrative expense	164.3	156.6	152.9	147.8	147.8
Research and development expense	14.0	14.3	18.5	17.5	17.1
Restructuring expense	1.6	0.1	11.6	3.7	3.9
Other (income) expense, net	(0.2)	(1.1)	(1.6)	(1.5)	(2.2)
Operating income	53.2	60.9	53.2	67.1	57.7
Interest income	2.2	0.5	0.6	0.4	0.4
Interest expense	(7.6)	(7.4)	(7.0)	(8.2)	(9.2)
Income from continuing operations before income taxes	47.8	54.0	46.8	59.3	48.9
Provision for income taxes	13.8	16.9	16.0	21.4	16.1
Income from continuing operations	34.0	37.1	30.8	37.9	32.8
Loss from discontinued operations, net of income taxes	(0.9)	(0.9)	(0.3)	(0.6)	-
Net income	$33.1	$36.2	$30.5	$37.3	$32.8

Diluted Earnings Per Share:
Income from continuing operations	$1.15	$1.26	$1.05	$1.30	$1.15
Net income	$1.11	$1.23	$1.04	$1.28	$1.15
Diluted weighted average shares outstanding	29.7	29.5	29.3	29.1	28.6

Cash dividends declared per common share	$0.34	$0.28	$0.28	$0.28	$0.28

Common Stock Data (unaudited):
Common stock sales price range:
High	$30.00	$18.20	$21.00	$21.19	$19.25
Low	$17.78	$12.76	$13.16	$14.34	$8.05

	At December 31,
(In millions)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$621.2	$678.0	$592.2	$582.2	$520.4
Long-term debt, less current portion	$94.1	$189.1	$135.7	$145.4	$131.8

	Year Ended December 31,
(In millions)	2013	2012	2011	2010	2009
Other Financial Information:
Capital expenditures	$29.2	$24.7	$20.8	$24.3	$19.8
Cash flows provided by continuing operating activities	$63.1	$86.6	$37.0	$17.6	$54.1
Order backlog (unaudited)	$376.5	$283.1	$246.0	$286.8	$211.2

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

We announced the implementation of a management succession plan in the third quarter of 2013. The Company named Tom Giacomini President and Chief Executive Officer, effective September 9, 2013. Charlie Cannon, previously Chairman, Chief Executive Officer and President, remains with the company as Executive Chairman of the Board. Ron Mambu, our outgoing Chief Financial Officer announced plans to retire early in 2014, and Brian Deck was appointed Chief Financial Officer in January 2014. During the fourth quarter of 2013, we made certain internal reporting structure changes. Our Automated Systems business, previously part of the JBT AeroTech segment is now included in the JBT FoodTech segment. This change was driven by our long term strategic view of our business. We believe including the Automated Systems business in the FoodTech segment will allow greater synergies among the food processing businesses and accelerate the application of Automated Systems technologies with our food processing customers. The discussion included in Item 7 reflects this change for all periods.

We continued to make progress in our 4G value creation strategy in 2013 and finished the year with increased revenue of $16.9 million, or $19.4 million in constant currency, as compared to 2012. Our FoodTech business delivered strong performance in 2013, particularly the freezing and protein processing business in North America. We strengthened our presence in China, a key emerging market where we achieved success with locally designed and manufactured freezers. Our aftermarket revenue continued to grow in both our FoodTech and AeroTech segments.

As we evaluate our operating results, we consider performance indicators like segment revenue and operating profit in addition to the level of inbound orders and order backlog.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue	$934.2	$917.3	$955.8	$16.9	$(38.5)
Cost of sales	701.3	686.5	721.2	(14.8)	34.7
Gross profit	232.9	230.8	234.6	2.1	(3.8)
Selling, general and administrative expense	164.3	156.6	152.9	(7.7)	(3.7)
Research and development expense	14.0	14.3	18.5	0.3	4.2
Restructuring expense	1.6	0.1	11.6	(1.5)	11.5
Other income, net	(0.2)	(1.1)	(1.6)	(0.9)	(0.5)
Operating income	53.2	60.9	53.2	(7.7)	7.7
Interest income	2.2	0.5	0.6	1.7	(0.1)
Interest expense	(7.6)	(7.4)	(7.0)	(0.2)	(0.4)
Income from continuing operations before income taxes	47.8	54.0	46.8	(6.2)	7.2
Provision for income taxes	13.8	16.9	16.0	3.1	(0.9)
Income from continuing operations	34.0	37.1	30.8	(3.1)	6.3
Loss from discontinued operations, net of income taxes	(0.9)	(0.9)	(0.3)	-	(0.6)
Net income	$33.1	$36.2	$30.5	$(3.1)	$5.7

2013 Compared With 2012

Total revenue increased $16.9 million or $19.4 million in constant currency in 2013 compared to 2012. The increase was mainly attributed to higher product and aftermarket revenue and partly offset by $4.1 million of lower airport services revenue. Operating income decreased $7.7 million in 2013 compared to 2012. Operating margin decreased from 6.6% to 5.7%. The decrease in operating income resulted from the following:

●	Gross profit increased $2.1 million or $3.1 million in constant currency. This is mainly the result of higher volumes.
●

Selling, general and administrative expenses increased by $7.7 million. The increase was attributed to several factors, primarily $3.8 million in investment in our aftermarket sales structure, $2.7 million of costs related to CEO and CFO succession and $1.7 million of higher self-insured healthcare expenses.

●	Research and development expense decreased by $0.3 million mainly reflecting a shift of engineering resources from research and development efforts to project production.
●	Restructuring expense increased $1.5 million due to severance costs incurred in connection with management restructuring.

Income tax expense for 2013 reflects an income tax rate of 29% compared to 31% in 2012. The lower effective tax rate reflects additional research and development credits of $2.1 million claimed in the U.S.

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

Operating income increased by $7.7 million in 2012 compared to 2011. Operating income margin increased from 5.6% to 6.6%. The increase in operating income resulted from the following:

●

Gross profit declined by $3.8 million but increased by $2.3 million in constant currency. Gross profit margin increased by 60 basis points. Gross profit margin improved due to various margin improvement initiatives and cost saving plans executed in 2012, which resulted in $7.3 million of gross profit increase versus 2011. This was offset by $5.0 million in lower profit due to lower sales volume in our JBT AeroTech segment.

●

Selling, general and administrative expenses increased by $3.7 million, but increased by $7.0 million in constant currencies, mainly due to higher compensation and benefit costs, including the impact of lower discount rates utilized to estimate U.S. pension costs.

●	Research and development expense decreased by $4.2 million as we focused engineering labor on improvements for existing products and customer orders.
●	Restructuring expense was significantly lower as we neared completion of a restructuring program initiated in 2011.

Income tax expense for 2012 reflects an income tax rate of 31% compared to 34% in 2011. We recognized $1.3 million in tax benefits in 2012 due to enacted changes in Sweden’s corporate income tax rate.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Revenue
JBT FoodTech	$611.0	$589.1	$588.2	$21.9	$0.9
JBT AeroTech	323.4	325.4	361.7	(2.0)	(36.3)
Other revenue and intercompany eliminations	(0.2)	2.8	5.9	(3.0)	(3.1)
Total revenue	$934.2	$917.3	$955.8	$16.9	$(38.5)
Income before income taxes
Segment operating profit:
JBT FoodTech	$64.5	$58.8	$47.2	$5.7	$11.6
JBT AeroTech	26.6	28.7	31.1	(2.1)	(2.4)
Total segment operating profit	91.1	87.5	78.3	3.6	9.2
Corporate items:
Corporate expense	(36.3)	(26.5)	(13.5)	(9.8)	(13.0)
Restructuring expense	(1.6)	(0.1)	(11.6)	(1.5)	11.5
Net interest expense	(5.4)	(6.9)	(6.4)	1.5	(0.5)
Total corporate items	(43.3)	(33.5)	(31.5)	(9.8)	(2.0)
Income from continuing operations before income taxes	47.8	54.0	46.8	(6.2)	7.2
Provision for income taxes	13.8	16.9	16.0	3.1	(0.9)
Income from continuing operations	34.0	37.1	30.8	(3.1)	6.3
Loss from discontinued operations, net of income taxes	(0.9)	(0.9)	(0.3)	-	(0.6)
Net income	$33.1	$36.2	$30.5	$(3.1)	$5.7

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, stock-based compensation, foreign currency related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

2013 Compared With 2012

JBT FoodTech’s revenue increased by $21.9 million, or $24.1 million in constant currency, in 2013 compared to 2012. Fruit and juice processing equipment revenue contributed $22.6 million to the increase, but was partly offset by decreased freezing and protein processing product sales in Europe and Latin America markets. Recurring revenue contributed $5.3 million to the increase, which was mainly driven by an increase in in-container processing aftermarket sales and higher leasing revenue from fruit and juice processing products.

JBT FoodTech’s operating profit increased by $5.7 million, or $6.4 million in constant currency, in 2013 compared to 2012. Operating profit margin increased from 10.0% to 10.6%. Higher volume and increased profit margins contributed $6.8 million and $3.7 million in increased operating profit, respectively. Gross profit margin improvement mainly resulted from lower costs on freezing and chilling products manufactured in North America that historically were exported from Sweden, improved in-container product margins and the effects of other continuing margin improvement initiatives in FoodTech. These increases were partly offset by increased selling, general and administrative costs of $3.8 million. The increase was primarily due to higher employee compensation reflecting pay for performance for strong results in the fruit and juice and in-container businesses, inflationary expense increases as well as higher legal costs. Research and development costs increased $0.3 million reflecting investment in our protein processing product lines.

2012 Compared With 2011

JBT FoodTech’s revenue increased by $0.9 million, or $17.8 million in constant currency, in 2012 compared to 2011. Recurring revenue increased by $18.1 million, driven primarily by higher sales of in-container processing aftermarket products and higher leasing revenue from fruit and juice processing products. Overall, JBT FoodTech equipment sales were higher in 2012.

JBT FoodTech’s operating profit increased by $11.6 million, or $13.5 million in constant currency, in the year ended December 31, 2012 compared to 2011. Operating profit margin increased from 8.0% to 10.0%. The increase in operating profit was driven by $15.4 million of higher gross profit. Higher sales volume resulted in an increase of $4.8 million in profits, while higher gross profit margin resulted in $10.6 million of higher profit. Gross profit margin increased as a result of the favorable impact of higher aftermarket revenue and savings from our cost reduction initiatives. General and administrative expenses were $2.8 million higher primarily as a result of higher compensation and relocation costs. The remaining difference in operating profit was primarily due to lower research and development expenditures.

JBT AeroTech

2013 Compared With 2012

JBT AeroTech’s revenue decreased by $2.0 million in 2013 compared to 2012. Revenue from gate equipment increased $8.4 million but was more than offset by decreased Halvorsen sales and lower ground support equipment sales. Lower revenue from maintenance contracts accounted for $5.3 million of the decreased revenue, but sales from aftermarket products, parts and services partly offset the decrease.

JBT AeroTech’s operating profit decreased by $2.1 million in 2013 compared to 2012. Lower gross profit margin attributable to unfavorable gate equipment product mix and competitive pricing pressure within the ground support system business accounted for $2.9 million of the decrease, which was partly offset by higher margin from Halvorsen parts and services. Selling, general and administrative costs decreased approximately $0.4 million due to various cost cutting measures. Research and development costs decreased $0.7 million due to lower expenditures in research and development activities in gate equipment.

2012 Compared With 2011

JBT AeroTech’s revenue decreased by $36.3 million in 2012 compared to 2011. New equipment revenue declined $38.1 million. Several passenger boarding bridge projects were delayed to late 2012 and 2013, creating a production gap in a business with generally longer lead times. This delay, along with the expected 2012 completion of a large U.S. Navy equipment contract, resulted in $40.6 million of lower revenue in 2012 compared to 2011. Higher recurring revenue from service contracts and sales of aftermarket products, parts and services offset the decrease in new equipment revenue.

JBT AeroTech’s operating profit decreased by $2.4 million in 2012 compared to 2011. However, operating profit margin increased from 8.6% to 8.8%. Lower sales volume resulted in a decrease in profit of $7.0 million. The decrease in profit was partially offset by gross profit margin improvement resulting in $2.6 million in higher profits and a decrease of $1.8 million in selling, general and administrative costs.

Corporate Items

2013 Compared with 2012

Corporate items increased by $9.8 million in 2013 compared to 2012. The increase was primarily attributable to $3.0 million in lower gains on foreign currency transactions; $2.7 million of costs related to our management succession plan; $1.7 million from higher self-insured healthcare costs; $1.6 million in restructuring expense and $1.0 million of higher corporate strategies consulting costs. These increases were partly offset by higher interest income generated by cash held by our foreign subsidiaries of approximately $1.7 million.

2012 Compared with 2011

Corporate items increased by $2.0 million in the year ended December 31, 2012 compared to the same period in 2011. In 2011, we incurred $11.6 million in connection with a cost reduction program in JBT FoodTech. These costs did not reoccur in 2012. During 2012, we incurred higher corporate items including $5.2 million in lower gains on foreign currency transactions, and $6.1 million in higher compensation and pension-related costs, including the impact of lower discount rates utilized to determine U.S. pension costs. In addition, we incurred $1.7 million in higher expenses for corporate development initiatives.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31,

(In millions)	2013	2012
JBT FoodTech	$655.3	$630.1
JBT AeroTech	372.5	339.0
Other and intercompany eliminations	(0.2)	2.8
Total inbound orders	$1,027.6	$971.9

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31,

(In millions)	2013	2012
JBT FoodTech	$213.7	$169.4
JBT AeroTech	162.8	113.7
Total order backlog	$376.5	$283.1

Order backlog in our JBT FoodTech segment at December 31, 2013 increased by $44.3 million over the December 31, 2012 level. The increase was driven mainly by freezing and protein processing orders for the Asia and Europe markets. Fruit and juice processing as well as in-container processing products contributed to the increase. We expect to convert almost all of the JBT FoodTech backlog at December 31, 2013 into revenue during 2014.

Order backlog in our JBT AeroTech segment at December 31, 2013 increased by $49.1 million compared to December 31, 2012. The increase is primarily attributable to higher orders for gate equipment. We expect to convert approximately 75% of the JBT AeroTech backlog at December 31, 2013 into revenue during 2014.

Outlook

We started 2014 with substantially higher backlog relative to January 1, 2013 and anticipate moderate revenue increase compared to 2013. Under new leadership, we will be implementing ongoing operational excellence initiatives which will bring long–term benefits. We are also finalizing restructuring actions and anticipate incurring related costs in the range of $10 million to $14million which will negatively impact 2014 earnings.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements. We are not aware of any circumstances that are likely to result in our required liquidity increasing or decreasing materially.

As of December 31, 2013, we had $29.4 million of cash and cash equivalents, $27.4 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisition arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

As noted above, funds held outside of the U.S. are considered permanently invested in our non-U.S. subsidiaries. At times, these foreign subsidiaries have cash balances that exceed their immediate working capital or other cash needs. In these circumstances, the foreign subsidiaries may loan funds to the U.S. parent company on a temporary basis; the U.S. parent company has in the past and may in the future use the proceeds of these temporary intercompany loans to reduce outstanding borrowings under our committed credit facilities. By using available non-U.S. cash to repay our debt on a short-term basis, we can optimize our leverage ratio, which has the effect of both lowering the rate we pay on certain of our borrowings and lowering our interest costs.

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary is outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at December 31, 2013 was approximately $105 million. During 2013, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

On October 27, 2011, our Board of Directors authorized a share repurchase program for up to $30 million of our common stock through December 31, 2014. We repurchased $0.2 million of common stock in 2013 and have $25.9 million in remaining purchases under the authorization. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors.

Defined Benefit Pension Plans

We have defined benefit pension plans that cover certain domestic and international employees. Our largest single pension plan is the U.S. qualified plan. At December 31, 2013, this plan accounted for 84% of our consolidated defined benefit pension plans’ projected benefit obligation (“PBO”) and 96% of the related plans’ assets. Due to an increase in the discount rate used to value the PBO at December 31, 2013, the obligation decreased by approximately $29 million while the assets experienced a gain during 2013 of 10%. We expect to contribute $8 million to our U.S. qualified plan during 2014 and $5 million to our other pension and postretirement benefit plans in 2014.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2013:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$99.4	$5.3	$77.6	$16.5	$-
Interest payments on long-term debt (b)	9.2	5.3	3.6	0.3	-
Operating leases	20.6	5.1	6.3	2.8	6.4
Unconditional purchase obligations (c)	29.9	29.6	0.3	-	-
Pension and other postretirement benefits (d)	13.0	13.0	-	-	-
Total contractual obligations	$172.1	$58.3	$87.8	$19.6	$6.4

(a)

Our available long-term debt is dependent upon our compliance with covenants described under the heading “Financing Agreements” later in Item 7. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements and could accelerate our obligation to repay the amount due.

(b)	Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2013.

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

(d)	This amount primarily reflects discretionary contributions to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

The following is a summary of other off-balance sheet arrangements at December 31, 2013:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$23.4	$18.7	$3.9	$-	$0.8
Surety bonds	55.7	10.1	31.8	13.8	-
Total other off-balance sheet arrangements	$79.1	$28.8	$35.7	$13.8	$0.8

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

Cash Flows

Cash flows for each of the years in the three-year period ended on December 31, 2013 were as follows:

(In millions)	2013	2012	2011
Cash provided by continuing operating activities	$63.1	$86.6	$37.0
Cash required by continuing investing activities	(28.1)	(32.6)	(21.4)
Cash (required) provided by financing activities	(101.6)	36.1	(18.5)
Cash required by discontinued operations	(1.1)	(0.6)	(0.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.9)	0.5	(1.2)
(Decrease) increase in cash and cash equivalents	$(69.6)	$90.0	$(4.7)

Cash flows provided by continuing operating activities in 2013 were $63.1 million, representing a $23.5 million decrease compared to 2012. The change in the cash flows is primarily attributable to the year-end increase in inventories in 2013 as compared to 2012 due to the improved order backlog position.

Cash required by investing activities during 2013 was $28.1 million representing a $4.5 million decrease compared to 2012. We invested $10 million in acquisitions during 2012, while no cash was invested in acquisitions in 2013. We spent $29.2 million on capital purchases in 2013, up from $24.7 million in 2012. Our annual capital spending typically ranges from $20 million to $25 million to support the maintenance and upgrading of our installed base of leased equipment. We anticipate spending approximately $19 million on construction of a new JBT FoodTech plant in Lakeland, Florida to replace an existing plant in the same area. We spent approximately $7 million on this project in 2013 and expect to spend approximately $10 million and $2 million, respectively, in 2014 and 2015.

Cash flows required by financing activities in 2013 were $101.6 million compared to cash flows provided by financing activities of $36.1 million in 2012. The change in the cash flows is primarily attributable to the reduction of borrowings under the 5-year revolving credit facility. We also increased the dividend from 7 cents per share to 9 cents per share and paid cash dividends of $10.1 million in 2013.

Financing Arrangements

We have a $300 million 5-year revolving credit facility that expires on November 30, 2017. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. As of December 31, 2013, we had $16.5 million drawn on the credit facility, $6.0 million in letters of credit issued under the credit facility and approximately $278 million of additional available funds. We utilized approximately $105 million in these available funds to satisfy short-term intercompany loan obligations with various non-US subsidiaries in the first quarter of 2014.

We have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that has a first installment payment of $2.0 million due on February 21, 2014, and a second installment payment due at maturity on August 20, 2014. The second loan was a Brazilian real denominated loan in the amount of Br7.9 million (approximately $3.4 million) that bears an annual interest rate of 5.5%. The first payment on this loan is due on May 14, 2014, with equal monthly payments required for 24 months thereafter.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At December 31, 2013, we were in compliance with all covenants of our contractual obligations as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of December 31, 2013
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	11.6
Leverage ratio (2)	Not greater than 3.25	1.2
Restricted payments (3) (in millons)	Not greater than $25 million plus 50% of consolidated net income	$10.3
6.66% senior unsecured notes
Interest coverage ratio (1)	Not less than 2.75	11.6
Leverage ratio (2)	Not greater than 3.25	1.2

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

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in the global economic conditions will not impair our ability to meet our restrictive covenants, or that volatility in the capital and credit markets will not impair our ability to access these markets on terms acceptable to us or at all.

As part of our strategy to grow where the world is growing fastest, we are expanding our operations in China and India. Due to greater restrictions on foreign currency exchange in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Three of our wholly owned subsidiaries have short term credit facilities that allow us to borrow up to approximately $9 million in China. As of December 31, 2013, we had $0.5 million borrowed under these credit facilities. Our wholly owned subsidiary in India has a short term credit facility that allows us to borrow up to approximately $0.8 million. As of December 31, 2013, we had $0.5 million borrowed under this credit facility.

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

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the identifiable net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to make certain subjective and complex judgments in assessing whether an event that could indicate an impairment of goodwill has occurred, and must make assumptions and estimates to determine the fair value of our reporting units. We may assess qualitative factors to make this determination, or bypass such a qualitative assessment and proceed directly to testing goodwill for impairment using a two-step process. Qualitative factors we may consider include, but are not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments and entity specific factors such as strategies and financial performance. If, after completing such assessment, it is determined more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in this case, the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We completed our annual goodwill impairment test as of October 31, 2013 using a qualitative assessment approach. As a result of the assessment of the qualitative factors, we have determined it is not necessary to perform the quantitative goodwill impairment test on any of our reporting units.

Self-Insurance Reserves

We purchase third-party insurance for workers’ compensation, automobile, product and general liability claims that exceed a certain level. We are responsible for the payment of claims below the limits of the applicable insurance coverage as well as claims under our self-insured healthcare plans. The obligations associated with the incurred losses are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for medical costs, environmental hazards, and legal actions, as well as changes in actual experience could cause these estimates to change which could potentially be material to our results of operation and financial condition. In the fourth quarter of 2013, we incurred unusually high healthcare claims which required the recognition of $1.7 million in higher self-insurance expenses.

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

As of December 31, 2013, we estimated that it is not likely that we will realize income tax deductions for certain uncollectible receivables and, therefore, we have provided a valuation allowance against the related deferred tax assets. We have estimated that it is likely that we will generate future taxable income in the U.S. and most foreign jurisdictions, and have therefore not provided a valuation allowance against most of our deferred tax assets.

Defined Benefit Pension and Other Postretirement Plans

The measurement of pension and other postretirement plans’ costs require the use of assumptions for discount rates, investment returns, employee turnover rates, retirement rates, mortality rates and other factors. The actuarial assumptions used in our pension and postretirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and postretirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.

Our accrued pension and other postretirement benefits liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 84% of all pension plan obligations, was 5.1% in 2013, 4.3% in 2012 and 4.6% in 2011. A change of 50 basis points in the discount rate used in our calculation would impact our projected benefit obligation by approximately $17 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96% of all pension plan assets, was 8.0% for 2013, 8.0% for 2012 and 8.5% for 2011. For 2014, the rate will remain at 8.0%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by approximately $1 million (pre-tax).

See Note 7 of the consolidated financial statements in Item 8 for additional discussion of our assumptions and the effects on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2013 and 2012, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

During 2013, our foreign subsidiaries generated approximately 37% of our revenue, driven by our operations in Sweden which generated approximately 12% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by approximately $7.9 million (pre-tax) as of December 31, 2013. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying assets and liabilities.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $17.5 million in variable rate debt outstanding at December 31, 2013. A hypothetical 10% adverse movement in the interest rate would not significantly impact the annual interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

John Bean Technologies Corporation:

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Bean Technologies Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

March 6, 2014

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Revenue:
Product revenue	$811.8	$793.9	$836.0
Service revenue	122.4	123.4	119.8
Total revenue	934.2	917.3	955.8
Operating expenses:
Cost of products	608.7	591.8	629.0
Cost of services	92.6	94.7	92.2
Selling, general and administrative expense	164.3	156.6	152.9
Research and development expense	14.0	14.3	18.5
Restructuring expense	1.6	0.1	11.6
Other income, net	(0.2)	(1.1)	(1.6)
Operating income	53.2	60.9	53.2
Interest income	2.2	0.5	0.6
Interest expense	(7.6)	(7.4)	(7.0)
Income from continuing operations before income taxes	47.8	54.0	46.8
Provision for income taxes	13.8	16.9	16.0
Income from continuing operations	34.0	37.1	30.8
Loss from discontinued operations, net of income taxes	(0.9)	(0.9)	(0.3)
Net income	$33.1	$36.2	$30.5

Basic earnings per share:
Income from continuing operations	$1.16	1.27	$1.07
Loss from discontinued operations	(0.03)	(0.03)	(0.01)
Net income	$1.13	1.24	$1.06
Diluted earnings per share:
Income from continuing operations	$1.15	1.26	$1.05
Loss from discontinued operations	(0.04)	(0.03)	(0.01)
Net income	$1.11	1.23	$1.04
Dividends declared per share	$0.34	0.28	$0.28
Weighted average shares outstanding:
Basic	29.2	29.1	28.8
Diluted	29.7	29.5	29.3

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2013	2012	2011
Net income	$33.1	$36.2	$30.5
Other comprehensive income (loss)
Foreign currency translation adjustments	(4.5)	0.7	(7.4)
Pension and other postretirement benefits adjustments, net of tax	25.4	(5.2)	(30.1)
Derivatives designated as hedges, net of tax	-	0.2	0.1
Other comprehensive income (loss)	20.9	(4.3)	(37.4)
Comprehensive income (loss)	$54.0	$31.9	$(6.9)

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(In millions, except per share and number of shares)	2013	2012

Assets
Current Assets:
Cash and cash equivalents	$29.4	$99.0
Trade receivables, net of allowances of $3.7 and $3.7, respectively	186.4	188.4
Inventories	117.6	109.2
Prepaid expenses	6.5	5.8
Deferred income taxes	20.6	19.3
Assets held for sale	3.0	3.0
Other current assets	33.1	26.4
Total current assets	396.6	451.1
Investments	12.2	11.5
Property, plant and equipment, net of accumulated depreciation of $241.9 and $235.5, respectively	132.7	126.2
Goodwill	30.8	30.6
Intangible assets, net	21.4	23.8
Deferred income taxes	9.9	21.6
Other assets	17.6	13.2
Total Assets	$621.2	$678.0
Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt and current portion of long-term debt	$6.3	$2.0
Accounts payable, trade and other	88.1	88.7
Advance and progress payments	88.3	74.3
Accrued payroll	35.5	34.4
Deferred income taxes	5.1	5.7
Other current liabilities	54.3	45.7
Total current liabilities	277.6	250.8
Long-term debt, less current portion	94.1	189.1
Accrued pension and other postretirement benefits, less current portion	52.5	104.6
Deferred income taxes	10.9	2.4
Other liabilities	31.7	25.5
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2013 or 2012	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized;
2013: 28,979,080 issued and 28,979,080 outstanding; 2012: 28,946,413 issued and 28,732,211 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2012: 214,202 shares	-	(3.4)
Additional paid-in capital	67.7	66.2
Retained earnings	146.5	123.5
Accumulated other comprehensive loss	(60.1)	(81.0)
Total Stockholders' Equity	154.4	105.6
Total Liabilities and Stockholders' Equity	$621.2	$678.0

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$33.1	$36.2	$30.5
Loss from discontinued operations, net of income taxes	0.9	0.9	0.3
Income from continuing operations	34.0	37.1	30.8
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation	20.6	20.3	21.3
Amortization	4.4	3.3	2.8
Stock-based compensation	6.9	7.5	5.2
Pension and other postretirement benefits (income) expense	1.3	0.4	(1.3)
Deferred income taxes	5.7	6.7	3.4
Other	(3.5)	0.8	2.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	0.8	2.3	0.2
Inventories	(9.6)	14.6	(19.8)
Accounts payable, trade and other	(1.9)	5.2	(2.0)
Advance payments and progress billings	14.1	15.8	7.4
Accrued pension and other postretirement benefits, net	(10.7)	(14.7)	(10.4)
Other assets and liabilities, net	1.0	(12.7)	(3.3)
Cash provided by continuing operating activities	63.1	86.6	37.0
Net cash required by discontinued operating activities	(1.1)	(0.6)	(0.6)
Cash provided by operating activities	62.0	86.0	36.4
Cash Flows From Investing Activities:
Acquisitions	-	(10.0)	-
Capital expenditures	(29.2)	(24.7)	(20.8)
Proceeds from disposal of assets	1.1	2.1	0.4
Other	-	-	(1.0)
Cash required by investing activities	(28.1)	(32.6)	(21.4)
Cash Flows From Financing Activities:
Net (decrease) increase in short-term debt	(0.3)	(0.9)	2.9
Net (payments) proceeds on credit facilities	(97.0)	52.7	(8.1)
Issuance (Repayment) of long-term debt	7.8	(0.6)	(1.6)
Excess tax benefits	0.5	0.7	1.9
Tax witholdings on stock-based compensation awards	(2.3)	(2.3)	(4.8)
Purchase of stock held in treasury	(0.2)	(3.6)	(0.3)
Dividends paid	(10.1)	(8.5)	(8.4)
Other	-	(1.4)	(0.1)
Cash (required) provided by financing activities	(101.6)	36.1	(18.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.9)	0.5	(1.2)
(Decrease) increase in cash and cash equivalents	(69.6)	90.0	(4.7)
Cash and cash equivalents, beginning of period	99.0	9.0	13.7
Cash and cash equivalents, end of period	$29.4	$99.0	$9.0
Supplemental Cash Flow Information:
Interest paid	$6.7	$6.9	$6.8
Income taxes paid	7.7	9.2	10.8

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
		Common			Other
		Stock	Additional		Comprehensive
	Common	Held in	Paid-In	Retained	Income	Total
(In millions)	Stock	Treasury	Capital	Earnings	(Loss)	Equity
December 31, 2010	$0.3	$(0.7)	$59.1	$73.6	$(39.3)	$93.0
Net income	-	-	-	30.5	-	30.5
Issuance of common stock	-	0.7	(0.7)	-	-	-
Taxes withheld on issuance of stock-based awards	-	-	(4.8)	-	-	(4.8)
Excess tax benefits on stock-based payment arrangements	-	-	1.9	-	-	1.9
Dividends on stock-based payment arrangements	-	-	-	(0.3)	-	(0.3)
Common stock cash dividends	-	-	-	(8.0)	-	(8.0)
Share repurchases	-	(0.3)	-	-	-	(0.3)
Foreign currency translation adjustments	-	-	-	-	(7.4)	(7.4)
Derivatives designated as hedges, net of income taxes of $0.1	-	-	-	-	0.1	0.1
Pension and other postretirement liability adjustments, net of income taxes of $19.1					(30.1)	(30.1)
Stock-based compensation expense	-	-	5.2	-	-	5.2
December 31, 2011	$0.3	$(0.3)	$60.7	$95.8	$(76.7)	$79.8
Net income	-	-	-	36.2	-	36.2
Issuance of common stock	-	0.5	(0.4)	-	-	0.1
Taxes withheld on issuance of stock-based awards	-	-	(2.3)	-	-	(2.3)
Excess tax benefits on stock-based payment arrangements	-	-	0.7	-	-	0.7
Dividends on stock-based payment arrangements	-	-	-	(0.4)	-	(0.4)
Common stock cash dividends	-	-	-	(8.1)	-	(8.1)
Share repurchases	-	(3.6)	-	-	-	(3.6)
Foreign currency translation adjustments	-	-	-	-	0.7	0.7
Derivatives designated as hedges, net of income taxes of $0.0	-	-	-	-	0.2	0.2
Pension and other postretirement liability adjustments, net of income taxes of $3.0	-	-	-	-	(5.2)	(5.2)
Stock-based compensation expense	-	-	7.5	-	-	7.5
December 31, 2012	$0.3	$(3.4)	$66.2	$123.5	$(81.0)	$105.6

Net income	-	-	-	33.1	-	33.1
Issuance of common stock	-	3.6	(3.6)	-	-	-
Taxes withheld on issuance of stock-based awards	-	-	(2.3)	-	-	(2.3)
Excess tax benefits on stock-based payment arrangements	-	-	0.5	-	-	0.5
Dividends on stock-based payment arrangements	-	-	-	(0.3)	-	(0.3)
Common stock cash dividends	-	-	-	(9.8)	-	(9.8)
Share repurchases	-	(0.2)	-	-	-	(0.2)
Foreign currency translation adjustments	-	-	-	-	(4.5)	(4.5)
Pension and other postretirement liability adjustments, net of income taxes of $15.5	-	-	-	-	25.4	25.4
Stock-based compensation expense	-	-	6.9	-	-	6.9
December 31, 2013	$0.3	$-	$67.7	$146.5	$(60.1)	$154.4

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of John Bean Technologies Corporation and all wholly-owned subsidiaries. All intercompany investments, accounts, and transactions have been eliminated.

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

Capitalized software costs

Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $5.2 million and $5.9 million at December 31, 2013 and 2012, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill

We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by first assessing qualitative factors to see if further testing of goodwill is required. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then a quantitative test is required. We may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, we determine the fair value of a reporting unit using the “income approach” valuation method. We use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate cost of capital rate. Judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is considered to not be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

Based on our 2013 annual assessment, we determined that none of our goodwill was impaired.

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

Revenue recognition

We recognize product revenue when we have an agreement with the customer, the product has been delivered to the customer, the sales price is fixed or determinable and collectability is assured.

Each customer arrangement is evaluated to determine the presence of multiple deliverables. For multiple-element revenue arrangements, such as the sale of equipment with a service agreement, we generally allocate the contract value to the various elements based on relative selling price for each element and recognize revenue consistent with the nature of each deliverable.

Our standard agreements generally do not include customer acceptance provisions. However, if there is a customer acceptance provision, the associated revenue is deferred until we have satisfied the acceptance provision.

Certain of our product sales are generated from construction-type contracts and revenue is recognized under the percentage of completion method. Under this method, revenue is recognized as work progresses on each contract. However, revenue recognition does not begin until a substantial portion of the labor hours are incurred to ensure that revenue is not accelerated for materials procurement. We primarily measure progress toward completion by the units of completion method. Any expected losses are charged to earnings, in total, in the period the losses are identified.

Progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $56.8 million and $57.9 million at December 31, 2013 and 2012, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance and progress payments on the consolidated balance sheets. All unbilled trade payables are accrued in other current liabilities when revenue is recognized. Unbilled trade payables were $2.7 million and $2.0 million at December 31, 2013 and 2012, respectively.

Service revenue is recognized either when performance is complete or proportionately over the period of the underlying contract, depending on the terms of the arrangement.

Some of our operating lease revenue is earned from full-service leases for which we are paid annual fixed rates plus, in some cases, and additional amount based on production volumes. Revenue from production volumes is recognized when determinable and collectible.

We provide an allowance for doubtful accounts on trade receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s trade receivable balance.

Income taxes

Income taxes are provided on income reported for financial statement purposes, adjusted for permanent differences between financial statement reporting and income tax regulations. Deferred tax assets and liabilities are measured using enacted tax rates, and reflect the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.

A liability for uncertain tax positions is recorded whenever management believes it is not more likely than not that the position will be sustained on examination based solely on its technical merits. Interest and penalties related to underpayment of income taxes are classified as income tax expense.

Income taxes are not provided on undistributed earnings of foreign subsidiaries or affiliates when it is management’s intention that such earnings will remain invested in those companies. Taxes are provided on such earnings in the year in which the decision is made to repatriate the earnings.

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

We elected to discontinue the use of hedge accounting for all foreign currency derivative positions entered into since July of 2008. Accordingly, the changes in fair value of these contracts are recognized in earnings as they occur and, to the extent derivatives economically hedge existing assets or liabilities as opposed to anticipated transactions, offset gains or losses on the remeasurement of the related asset or liability. In the consolidated statements of income, earnings from foreign currency derivatives related to sales and remeasurement of sales-related assets, liabilities and contracts are recorded in revenue, while earnings from foreign currency derivatives related to purchases and remeasurement of purchase-related assets, liabilities and contracts are recorded in cost of sales. These gains and losses are excluded from our measure of segment operating profit and are reflected in other expense, net in the reconciliation of segment operating profit to income before income taxes.

When hedge accounting is applied, we ensure that the derivative is highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, related deferred hedging gains or losses are also recorded in earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges is assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in earnings as incurred. We document our risk management strategy and method for assessing hedge effectiveness at the inception of and throughout the term of each hedge.

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

NOTE 2. INVENTORIES

Inventories as of December 31 consisted of the following:

(In millions)	2013	2012
Raw materials	$59.9	$59.9
Work in process	41.7	30.6
Finished goods	80.5	82.0
Gross inventories before LIFO reserves and valuation adjustments	182.1	172.5
LIFO reserves and valuation adjustments	(64.5)	(63.3)
Net inventories	$117.6	$109.2

Inventories accounted for under the LIFO method totaled $106.0 million and $105.0 million at December 31, 2013 and 2012, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $49.2 million at December 31, 2013 and $48.7 million at December 31, 2012.

NOTE 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consisted of the following:

(In millions)	2013	2012
Land and land improvements	$9.0	$8.9
Buildings	62.7	60.3
Machinery and equipment	289.0	284.2
Construction in process	13.9	8.3
	374.6	361.7
Accumulated depreciation	(241.9)	(235.5)
Property, plant and equipment, net	$132.7	$126.2

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2012	$20.4	$7.8	$28.2
Acquisition	2.0	-	2.0
Currency translation	0.4	-	0.4
Balance as of December 31, 2012	22.8	7.8	30.6
Currency translation	0.1	0.1	0.2
Balance as of December 31, 2013	$22.9	$7.9	$30.8

The components of intangible assets as of December 31 were as follows:

	2013		2012
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$20.8	$11.2	$20.7	$10.1
Patents and acquired technology	26.6	25.3	26.5	24.8
Trademarks	16.1	7.6	15.9	7.2
Other	4.4	2.4	4.4	1.6
Total intangible assets	$67.9	$46.5	$67.5	$43.7

Intangible asset amortization expense was $2.3 million, $2.1 million and $1.5 million for 2013, 2012 and 2011, respectively. Annual amortization expense is expected to be $2.3 million in 2014, $2.2 million in 2015 and 2016, $1.8 million in 2017 and $1.5 million in 2018.

NOTE 5. DEBT

Our short-term borrowings consist of short-term credit facilities entered into by our wholly-owned subsidiaries in China and India. The China short-term credit facilities allow us to borrow up to a total of $9 million; as of December 31, 2013 and 2012, we had $0.5 million and $1.4 million, respectively, of outstanding borrowings. The Indian credit facility allows us to borrow up to a total of approximately $0.8 million; we had $0.5 million and $0.4 million of outstanding borrowings as of December 31, 2013 and 2012, respectively.

Five-year Revolving Credit Facility and Other Long-term Borrowings

We entered into a $300 million 5-year credit facility agreement in November 2012. This credit facility permits borrowings in the U.S., Sweden and the Netherlands. Borrowings bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio.

We are required to make periodic interest payments on the borrowed amounts and to pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. Our unused commitment totaled approximately $278 million at December 31, 2013. Outstanding letters of credit issued against the credit facility at December 31, 2013 were $6.0 million.

We have $75 million of 6.66% senior unsecured notes. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that has a first installment payment of $2.0 million due on February 21, 2014, and a second installment payment due at maturity on August 20, 2014. The second loan was a Brazilian real denominated loan in the amount of Br7.9 million (approximately $3.4 million) and bears an annual interest rate of 5.5%. The first payment on this loan is due on May 14, 2014, with equal monthly payments required for 24 months thereafter.

Our credit facility and notes include restrictive covenants that, if not met, could lead to renegotiation of our credit lines, a requirement to repay our borrowings, and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, and limitations on payments made to shareholders.

Our debt as of December 31 consisted of the following:

	Weighted-Average
	Interest Rate at	Maturity
(In millions)	December 31, 2013	Date	2013	2012
Short-term borrowings
Foreign credit facilities	7.5%		$1.0	$1.8

Total short-term borrowings			$1.0	$1.8
Long-term debt
Senior unsecured notes	6.7%	July 31, 2015	$75.0	$75.0
Revolving credit facility	2.1%	November 30, 2017	16.5	113.5
Brazilian US Dollar loan	5.5%	August 20, 2014	4.0	-
Brazilian Real Loan	5.5%	April 15, 2016	3.4	-
Other	Various	Various	0.5	0.8
Total long-term debt			99.4	189.3
Less: current portion			(5.3)	(0.2)
Long-term debt, less current portion			$94.1	$189.1

NOTE 6. INCOME TAXES

Domestic and foreign components of income before income taxes for the years ended on December 31 are shown below:

(In millions)	2013	2012	2011
Domestic	$18.9	$23.0	$28.4
Foreign	28.9	31.0	18.4
Income before income taxes	$47.8	$54.0	$46.8

The provision for income taxes for the years ended on December 31 consisted of:

(In millions)	2013	2012	2011
Current:
Federal	$0.6	$2.1	$4.9
State	0.5	0.5	1.0
Foreign	7.0	7.6	6.7
Total current	8.1	10.2	12.6
Deferred:
Federal	3.0	6.0	4.0
State	0.7	1.0	0.9
Foreign	2.7	2.2	1.7
Decrease in the valuation allowance for deferred tax assets	(0.3)	(0.3)	(1.2)
Decrease in deferred tax liabilities due to foreign tax rate change	-	(1.3)	-
Benefits of operating loss carryforward	(0.4)	(0.9)	(2.0)
Total deferred	5.7	6.7	3.4
Provision for income taxes	$13.8	$16.9	$16.0

Significant components of our deferred tax assets and liabilities at December 31 were as follows:

(In millions)	2013	2012
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$17.3	$35.9
Accrued expenses and accounts receivable allowances	13.6	9.2
Net operating loss carryforwards	6.9	6.5
Inventories	7.9	7.6
Stock-based compensation	6.1	5.1
Research and development credit carryforwards	0.8	-
Foreign tax credit carryforward	0.2	1.5
Total Deferred tax assets	52.8	65.8
Valuation allowance	(0.3)	(0.5)
Deferred tax assets, net of valuation allowance	52.5	65.3
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment	9.0	8.7
Goodwill and amortization	9.3	9.2
Other	6.4	1.3
Deferred tax liabilities	38.0	32.5
Net deferred tax assets	$14.5	$32.8

Included in our deferred tax assets are tax benefits related to net operating loss carry forwards attributable to our foreign operations. At December 31, 2013, we had $15.3 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $7.5 million of net operating losses that are available to offset future taxable income through 2029. During 2014, we expect to use $3.0 million of net operating losses relating to prior years in the filing of our 2013 corporate income tax returns.

Also included in our deferred tax assets at December 31, 2013 are $0.2 million of foreign tax credit carry forwards related to our foreign operations, which will expire by 2020 if unused, and $0.8 million of research and development credit carry forwards, which will expire by 2033 if unused. We anticipate fully utilizing the net operating loss carry forwards, the foreign tax credits, and the research and development credit carry forward before any expiration.

Included in our deferred tax assets at December 31, 2013 are tax benefits related to accounts receivable allowances. A portion of the accounts receivable allowances are due to uncollectible accounts receivable of a foreign operation for which it is more likely than not that we will not be able to realize a tax benefit. Therefore, we continue to carry a valuation allowance against the related deferred tax assets.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

(In millions)	2013	2012	2011
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Research and development tax credit	(4)	-	(1)
Foreign earnings subject to different tax rates	(2)	(4)	(2)
Effect of Swedish tax rate decrease	-	(2)	-
Tax on foreign intercompany dividends and deemed dividends for tax purposes	-	3	-
Nondeductible expenses	1	1	1
State income taxes	2	2	3
Foreign tax credits	(2)	(3)	(4)
Foreign withholding taxes	1	1	2
Change in valuation allowance	(1)	-	(3)
Other	(1)	(2)	3
Total difference	(6)	(4)	(1)
Effective income tax rate	29%	31%	34%

Due to changes in tax law, the research and development tax credit reflects $1.1 million of additional tax benefits relating to years prior to 2013.

U.S. income taxes have not been provided on $75.6 million of undistributed earnings of foreign subsidiaries at December 31, 2013 as these amounts are considered permanently invested. A liability could arise if our intention to permanently invest such earnings were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to the hypothetical distribution of permanently invested earnings.

We are a party to a Tax Sharing Agreement with FMC Technologies whereby we have agreed to indemnify FMC Technologies for any additional tax liability resulting from JBT Corporation businesses. As of December 31, 2013, we are not aware of any such additional tax liability.

The following tax years remain subject to examination in the following significant jurisdictions:

Belgium	2010	–	2013
Brazil	2008	–	2013
Italy	2009	–	2013
Sweden	2008	–	2013
United States	2011	–	2013

NOTE 7. PENSION AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We sponsor qualified and nonqualified defined benefit pension plans that together cover many of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. We also provide postretirement medical and life insurance benefits to some of our U.S. employees. The postretirement medical plan is contributory while the postretirement life insurance plan is noncontributory. Foreign-based employees are eligible to participate in either JBT Corporation-sponsored or government sponsored benefit plans to which we contribute. We also sponsor separate defined contribution plans that cover substantially all of our U.S. employees and some international employees.

Beginning in 2010, the domestic defined benefit plans were frozen discontinuing new entrants and future benefit accruals for non-union participants.

The funded status of our pension and postretirement benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2013 and 2012, were as follows:

	Pensions		Other postretirement benefits
(In millions)	2013	2012	2013	2012
Projected benefit obligation at January 1	$331.5	$309.5	$7.8	$7.8
Service cost	1.9	1.5	0.1	0.1
Interest cost	13.7	13.8	0.3	0.4
Actuarial (gain) loss	(31.9)	17.1	(0.9)	(0.1)
Transition	1.9	-	-	-
Curtailments	-	(0.3)	-	-
Plan participants' contributions	0.2	0.2	-	-
Benefits paid	(12.0)	(11.6)	(0.4)	(0.4)
Currency translation adjustments	1.0	1.3	-	-
Projected benefit obligation at December 31	$306.3	$331.5	$6.9	$7.8
Fair value of plan assets at January 1	$231.9	$205.1	$-	$-
Company contributions	10.0	14.2	0.4	0.4
Actual return on plan assets	21.9	24.0	-	-
Plan participants' contributions	0.2	0.2	-	-
Transition	3.0	-	-	-
Benefits paid	(12.0)	(11.6)	(0.4)	(0.4)
Currency translation adjustments	0.4	-	-	-
Fair value of plan assets at December 31	$255.4	$231.9	$-	$-
Funded status of the plans (liability) at December 31	$(50.9)	$(99.6)	$(6.9)	$(7.8)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	$(4.9)	$(2.3)	$(0.4)	$(0.5)
Accrued pension and other postretirement benefits, less current portion	(46.0)	(97.3)	(6.5)	(7.3)
Net amount recognized	$(50.9)	$(99.6)	$(6.9)	$(7.8)

Amounts recognized in accumulated other comprehensive loss at December 31 were as follows:

	Pensions		Other postretirement benefits
(In millions)	2013	2012	2013	2012
Unrecognized actuarial loss (gain)	$98.4	$138.4	$(1.0)	$(0.1)
Unrecognized prior service cost (credit)	0.3	0.6	-	(0.3)
Total recognized in accumulated other comprehensive loss (gain)	$98.7	$139.0	$(1.0)	$(0.4)

The accumulated benefit obligation for all pension plans was $299.8 million and $325.6 million at December 31, 2013 and 2012. Key information for our plans with accumulated benefit obligation in excess of plan assets as of December 31 was as follows:

(In millions)	2013	2012
Aggregate projected benefit obligation	$306.3	$331.5
Aggregate accumulated benefit obligation	299.8	325.6
Aggregate fair value of plan assets	252.4	231.9

Pension and other postretirement benefit costs (income) for the years ended December 31 were as follows:

	Pensions			Other postretirement benefits
(In millions)	2013	2012	2011	2013	2012	2011
Service cost	$1.9	$1.5	$1.5	$0.1	$0.1	$0.1
Interest cost	13.7	13.8	14.4	0.3	0.3	0.4
Expected return on plan assets	(18.2)	(17.7)	(18.5)	-	-	-
Curtailment gain	-	(0.1)	(0.1)	-	-	-
Amortization of prior service (credit) cost	0.2	0.2	0.2	(0.3)	(0.8)	(0.9)
Amortization of net actuarial loss	4.2	3.1	1.6	-	-	-
Total costs (income)	$1.8	$0.8	$(0.9)	$0.1	$(0.4)	$(0.4)

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2013 were as follows:

Changes recognized in OCI

(In millions)	Pensions	Other postretirement benefits
Actuarial gain due to discount rate change	$(31.9)	$(0.9)
Actuarial gain due to different rate of return on assets	(4.0)	-
Amortization of net actuarial loss	(4.2)	-
Amortization of prior service credit (cost)	(0.2)	0.3
Total income recognized in other comprehensive income	(40.3)	(0.6)
Total recognized in net periodic benefit cost and other comprehensive income	$(38.5)	$(0.5)

The Company uses a corridor approach to recognize actuarial gains and losses that result from changes in the actuarial assumptions. The corridor approach defers all actuarial gains and losses resulting from changes in assumptions in other accumulated comprehensive income(loss), such as those related to changes in the discount rate and differences between actual and assumed returns on plan assets. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the higher of the market-related value of the assets or the projected benefit obligation for each respective plan. The amortization is on a straight-line basis over the life expectancy of the plan’s participants for the frozen plans and the expected remaining service periods for the other plans. We expect to amortize $2.7 million of net actuarial loss and $0.1 million of prior service cost from accumulated other comprehensive income (loss) into net periodic benefit cost in 2014.

The following weighted-average assumptions were used to determine the benefit obligations:

Weighted-average assumption to determine benefit obligation

	Pensions			Other postretirement benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.92%	4.19%	4.55%	5.10%	4.30%	4.60%
Rate of compensation increase	3.45%	3.45%	3.42%	-	-	-

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.17%	4.55%	5.32%	4.30%	4.60%	5.45%
Rate of compensation increase	3.45%	3.45%	3.42%	-	-	-
Expected rate of return on plan assets	7.81%	7.82%	8.35%	-	-	-

The estimate of expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions and long-term growth expectations.

Assumed health care cost trend rates for future periods will not have an effect on the amounts reported for the postretirement health care plan as our benefit obligation under the plan was fully capped at the 2002 benefit level.

Plan assets

Our pension investment strategy balances the requirements to generate returns using higher-returning assets, such as equity securities, with the need to control risk in the pension plan with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the pension plans being underfunded, thereby increasing their dependence on Company contributions. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks. Our target asset allocations and actual allocation as of December 31, 2013 and 2012 were as follows:

	Target			2013	2012
Equity	30%	-	70%	47%	49%
Fixed income	20%	-	40%	25%	29%
Real estate and other	10%	-	30%	26%	21%
Cash	0%	-	10%	2%	1%
		100%		100%	100%

Our actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2013				As of December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.3	$4.3	$-	$-	$2.6	$2.6	$-	$-
Equity securities
Large cap (1)	40.2	-	40.2	-	46.4	-	46.4	-
Small cap (2)	81.2	81.2	-	-	67.7	67.7	-	-
Fixed income securities
Government securities (3)	17.5	-	17.5	-	44.5	-	44.5	-
Corporate bonds (4)	45.1	14.8	30.3	-	22.2	3.3	18.9	-
Real estate and other investments (5)	67.1	27.9	39.2	-	48.5	15.3	33.2	-
Total assets at fair value	$255.4	$128.2	$127.2	$-	$231.9	$88.9	$143.0	$-

(1)	Includes funds that invest primarily in large cap equity securities.
(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.
(3)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.
(4)	Includes investment grade bonds, high yield bonds and mortgage-backed fixed income securities and funds that invest in such securities.
(5)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by one of our foreign pension plans.

The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on valuations made using inputs that are either directly or indirectly observable as of the reporting date. Such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. We are able to sell any of our investment funds with notice of no more than 30 days. For more information on the fair value hierarchy, see Note 13.

Contributions

We expect to contribute approximately $13.0 million to our pension and other postretirement benefit plans in 2014. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments

The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2023. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2014	$15.9	$0.4
2015	19.0	0.5
2016	14.2	0.5
2017	14.7	0.5
2018	15.8	0.6
2019-2023	88.4	2.8

Savings Plans

Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $9.4 million, $8.9 million and $9.0 million in 2013, 2012 and 2011, respectively.

Note 8. accumulated other comprehensive income (loss)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefits plans and foreign currency translation adjustments. Changes in the AOCI balances quarterly for December 31, 2013 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2012	$(85.4)	$4.4	$(81.0)
Other comprehensive gain (loss) before reclassification	23.2	(4.5)	18.7
Amounts reclassified from accumulated other comprehensive income	2.2	-	2.2
Ending balance, December 31, 2013	$(60.0)	$(0.1)	$(60.1)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefits plans for the year ended December 31, 2013 was $3.6 million in selling, general and administrative expenses net of $1.4 million in provision for income taxes.

NOTE 9. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense and related income tax effects for the years ended December 31 as follows:

(In millions)	2013	2012	2011
Stock-based compensation expense	$6.9	$7.5	$5.2
Tax benefit recorded in consolidated statements of income	$2.6	$2.7	$1.9

As of December 31, 2013, there was $6.8 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.8 years.

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

Grants of common stock options may be incentive and/or nonqualified stock options. Under the Incentive Compensation Plan, the exercise price for options cannot be less than the market value of our common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after three years of service. Additionally, most awards vest immediately upon a change of control as defined in the Incentive Compensation Plan. A total of 3.7 million shares of our common stock are authorized to be issued under the Incentive Compensation Plan.

Restricted Stock Units

A summary of the non-vested restricted stock units as of December 31, 2013 and changes during the year is presented below:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at December 31, 2012	1,229,972	$17.14
Granted	387,421	$20.88
Vested	(358,982)	$16.43
Forfeited	(29,017)	$18.10
Nonvested at December 31, 2013	1,229,394	$18.50

We granted time-based and performance-based restricted stock units that vest after three years. The fair value of these awards is determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan.

For current year performance-based awards, the number of shares to be issued was dependent upon our performance relative to prior year with respect to growth in earnings and net contribution (which is an economic value added measure calculated by determining the amount by which our net income from continuing operations, after adding back interest expense, exceeds our cost of capital) for the year ended December 31, 2013. Based on results for the performance period, we expect to issue a total of 48,602 shares at the vesting date in January 2016. Compensation cost has been measured for 2013 based on actual performance against the established target.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2013	2012	2011
Weighted-average grant-date fair value of restricted stock units granted	$20.88	$17.53	$18.72
Fair value of restricted stock vested (in millions)	$6.7	$6.8	$14.2

Stock Options

There were no options granted, forfeited or expired during the year ended December 31, 2013. The following shows the stock option activity for the year ended December 31, 2013:

Weighted-
		Weighted-	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
(Intrinsic value in millions)	Option	Price	Term (Years)	Value
Outstanding and exercisable at December 31, 2012	23,651	$2.96	1.1	$0.3
Exercised	(23,651)
Outstanding and exercisable at December 31, 2013	-

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of year-end and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of our compensation expense. Compensation expense on stock options is calculated on the date of grant based on the fair value of the options as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures. The intrinsic value of options exercised in 2013, 2012 and 2011, was $0.6 million, $0.4 million and $0.2 million, respectively.

NOTE 10. STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity for the year ended on December 31, 2013:

	Common stock issued	Common stock held in treasury
December 31, 2012	28,946,413	214,202
Stock awards	9,016	(224,402)
Options exercised	23,651	-
Treasury stock purchases	-	10,200
December 31, 2013	28,979,080	-

On October 27, 2011, the Board authorized a share repurchase program for up to $30 million of our common stock through December 31, 2014. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future awards under the Incentive Compensation Plan.

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

Accumulated other comprehensive loss as of December 31 consisted of the following:

(In millions)	2013	2012
Cumulative foreign currency translation adjustments	$(0.1)	$4.4
Cumulative deferral of pension net losses, net of tax of $37.7 in 2013 and $53.3 in 2012	(60.0)	(85.4)
Accumulated other comprehensive loss	$(60.1)	$(81.0)

NOTE 11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of all dilutive securities.

The following table sets forth the computation of basic and diluted EPS utilizing income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

(In millions, except per share data)	2013	2012	2011
Basic earnings per share:
Income from continuing operations	$34.0	$37.1	$30.8
Weighted average number of shares outstanding	29.2	29.1	28.8
Basic earnings per share from continuing operations	$1.16	$1.27	$1.07
Diluted earnings per share:
Income from continuing operations	$34.0	$37.1	$30.8
Weighted average number of shares outstanding	29.2	29.1	28.8
Effect of dilutive securities:
Restricted stock	0.5	0.4	0.5
Total shares and dilutive securities	29.7	29.5	29.3
Diluted earnings per share from continuing operations	$1.15	$1.26	$1.05

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

Derivative financial instruments

We hold derivative financial instruments for the purpose of hedging foreign currency risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years. We do not apply hedge accounting for these forward foreign exchange contracts. As of December 31, 2013, we held forward foreign exchange contracts with an aggregate notional value of $440.9 million.

The following table presents the fair value of foreign currency derivatives included within the consolidated balance sheets:

	As of December 31, 2013		As of December 31, 2012
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$5.8	$3.0	$5.9	$6.6
Other assets / liabilities	2.6	0.6	1.7	0.4
Total	$8.4	$3.6	$7.6	$7.0

Refer to Note 13. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. As a result, we present derivatives at gross fair values in the consolidated balance sheets. As of December 31, 2013 and 2012, information related to these offsetting arrangements was as follows:

(in millions)	As of December 31, 2013
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$8.4	$-	$8.4	$(2.9)	$5.5
Offsetting of Liabilities	As of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$3.6	$-	$3.6	$(2.9)	$0.7
(in millions)	As of December 31, 2012
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$7.6	$-	$7.6	$(3.8)	$3.8
Offsetting of Liabilities	As of December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$7.0	$-	$7.0	$(3.8)	$3.2

The following table presents the location and amount of the gain (loss) on derivatives and the remeasurement of assets and liabilities in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
(In millions)		2013	2012	2011
Foreign exchange contracts	Revenue	$-	$3.7	$4.4
Foreign exchange contracts	Cost of sales	0.4	(0.6)	0.9
Foreign exchange contracts	Other income, net	(0.7)	0.4	1.1
Total		(0.3)	3.5	6.4

Remeasurement of assets and liabilities in foreign currencies		(0.2)	(1.0)	1.3
Net (loss) gain on foreign currency transactions		$(0.5)	$2.5	$7.7

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

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2013				As of December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.9	$11.9	-	-	$11.1	$11.1	-	-
Derivatives	8.4	-	$8.4	-	7.6	-	$7.6	-
Total assets	$20.3	$11.9	$8.4	-	$18.7	$11.1	$7.6	-
Liabilities:
Derivatives	$3.6	-	3.6	-	$7.0	-	$7.0	-

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately on the consolidated balance sheets. Investments include an unrealized gain of $0.5 million as of December 31, 2013 and an unrealized gain of $0.4 million as of December 31, 2012.

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

The carrying values and the estimated fair values of our debt financial instruments as of December 31 are as follows:

	2013		2012
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$80.7	$75.0	$83.9
Revolving credit facility, expires November 30, 2017	16.5	16.5	113.5	113.5
Brazilian loan due August 20, 2014	4.0	4.0	-	-
Brazilian loan due April 15, 2016	3.4	2.9	-	-
Foreign credit facilities	1.0	1.0	1.8	1.8
Other	0.5	0.5	0.8	0.8

There is no active or observable market for our fixed rate borrowings, which include our senior unsecured notes or our Brazilian loans. Therefore, the estimated fair value of the notes and the loans are based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimates of the all-in interest rate for discounting the notes and the loans are based on a broker quote for notes and loans with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying values of the remaining borrowings approximate their fair values due to their variable interest rates.

NOTE 14. COMMITMENTS AND CONTINGENCIES

We are involved in legal proceedings arising in the ordinary course of business. Although the results of litigation cannot be predicted with certainty, we do not believe that the resolution of the proceedings that we are involved in, either individually or taken as a whole, will have a material adverse effect on our business, results of operations or financial condition.

We have assumed liabilities related to specified legal proceedings arising from our business prior to our 2008 spin-off from FMC Technologies, Inc. As a result, although FMC Technologies, Inc. will in many cases remain the named defendant, we will manage the litigation and indemnify FMC Technologies, Inc. for costs, expenses and judgments arising from existing litigation. We do not believe that any existing litigation we have assumed will have a material effect on our business, results of operations or financial condition.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $73.9 million at December 31, 2013, represent guarantees of our future performance. We also have provided approximately $5.2 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances, we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of December 31, 2013, the maximum future payment obligation under such guarantees was $2.8 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide a warranty liability when additional specific obligations are identified. The warranty obligation reflected in other current liabilities in the balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

(In millions)	2013	2012
Balance at beginning of year	$7.3	$7.3
Expenses for new warranties	13.1	11.1
Adjustments to existing accruals	(0.6)	(0.8)
Claims paid	(9.7)	(10.3)
Balance at end of year	$10.1	$7.3

Leases

We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $10.4 million, $9.0 million and $10.9 million in 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013, for the following fiscal years were:

(In millions)	Total Amount	2014	2015	2016	2017	2018	After 2018
Operating lease obligations	$20.6	$5.1	$3.9	$2.4	$1.6	$1.2	$6.4

NOTE 15. BUSINESS SEGMENTS

Our determination of the two reportable segments was made on the basis of our strategic business units and the commonalities among the products and services within each segment, and corresponds to the manner in which management reviews and evaluates operating performance.

During the fourth quarter of 2013, we made certain internal reporting structure changes. Our Automated Systems business, previously part of the JBT AeroTech segment is now included in the JBT FoodTech segment. This change was driven by a long term strategic view of our business. We believe including the Automated Systems component in the FoodTech segment will allow greater synergies among the food processing businesses and accelerate the application of Automated Systems technologies with our food processing customers. The tables below reflect this change. The total revenue for FoodTech increased approximately 7% and 8% in 2012 and 2011, respectively as a result of this change. The total revenue for AeroTech decreased approximately 11% in both 2012 and 2011 as a result of this change.

Our reportable segments are:

•

JBT FoodTech—designs, manufactures and services technologically sophisticated food processing systems used for, among other things, fruit juice production, frozen food production, in-container food production, automated systems and convenience food preparation by the food industry.

•

JBT AeroTech—designs, manufactures and services technologically sophisticated ground support equipment, airport gate equipment and services for airport authorities, airlines, airfreight, ground handling companies, the military and other industries.

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

Segment revenue and segment operating profit

(In millions)	2013	2012	2011
Revenue
JBT FoodTech	$611.0	$589.1	$588.2
JBT AeroTech	323.4	325.4	361.7
Other revenue (1) and intercompany eliminations	(0.2)	2.8	5.9
Total revenue	$934.2	$917.3	$955.8

Income before income taxes
Segment operating profit:
JBT FoodTech	$64.5	$58.8	$47.2
JBT AeroTech	26.6	28.7	31.1
Total segment operating profit	91.1	87.5	78.3
Corporate items:
Corporate expense (2)	(36.3)	(26.5)	(13.5)
Restructuring expense	(1.6)	(0.1)	(11.6)
Net interest expense	(5.4)	(6.9)	(6.4)
Total corporate items	(43.3)	(33.5)	(31.5)
Income from continuing operations before income taxes	47.8	54.0	46.8
Provision for income taxes	13.8	16.9	16.0
Income from continuing operations	34.0	37.1	30.8
Loss from discontinued operations, net of income taxes	(0.9)	(0.9)	(0.3)
Net income	$33.1	$36.2	$30.5

(1)	Other revenue is comprised of certain gains and losses related to foreign exchange exposures.

(2)

Corporate expense generally includes corporate staff costs, stock-based compensation, pension and other postretirement benefits expenses not related to service, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and segment assets

(In millions)	2013	2012	2011
Segment operating capital employed (1):
JBT FoodTech	$204.5	$271.5	$219.4
JBT AeroTech	138.1	132.0	130.0
Total segment operating capital employed	342.6	403.5	349.4
Segment liabilities included in total segment operating capital employed (2)	243.2	226.6	208.6
Corporate (3)	35.4	47.9	34.2
Total assets	$621.2	$678.0	$592.2

Segment assets:
JBT FoodTech	$392.4	$445.7	$374.8
JBT AeroTech	194.0	184.8	183.7
Intercompany eliminations	(0.6)	(0.4)	(0.5)
Total segment assets	585.8	630.1	558.0
Corporate (3)	35.4	47.9	34.2
Total assets	$621.2	$678.0	$592.2

(1)

Management views segment operating capital employed, which consists of segment assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, restructuring reserves, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance and progress payments, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, derivatives, investments, and property, plant and equipment not associated with a specific segment.

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets include property, plant and equipment, net and certain other non-current assets.

(In millions)	2013	2012	2011
Revenue (by location of customers):
United States	$460.9	$475.5	$469.0
All other countries	473.3	441.8	486.8
Total revenue	$934.2	$917.3	$955.8

(In millions)	2013	2012	2011
Long-lived assets:
United States	$79.4	$75.0	$73.9
Sweden	10.2	9.1	9.9
Brazil	14.0	15.7	15.9
All other countries	35.6	34.1	30.8
Total long-lived assets	$139.2	$133.9	$130.5

Other business segment information

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
(In millions)	2013	2012	2011	2013	2012	2011	2013	2012	2011
JBT FoodTech	$27.7	$22.7	$18.8	$22.0	$20.7	$21.2	$11.2	$10.8	$11.9
JBT AeroTech	1.0	1.3	1.3	1.8	1.9	2.0	2.8	3.5	6.6
Corporate	0.5	0.7	0.7	1.2	1.0	0.9	-	-	-
Total	$29.2	$24.7	$20.8	$25.0	$23.6	$24.1	$14.0	$14.3	$18.5

NOTE 16. RESTRUCTURING

Restructuring costs primarily consist of employee separation benefits under our existing severance programs, certain one-time termination benefits and contract termination costs.

During the fourth quarter of 2013, we implemented a restructuring plan that included management restructuring both in the U.S. and in non-U.S. subsidiaries. We incurred severance costs of $1.6 million in connection with this plan based on the Company’s existing severance programs and other one-time termination benefits. All payments are expected to be made during 2014.

In 2011, the Company implemented a cost reduction plan designed to grow margins by lowering costs in JBT FoodTech across the developed world. This plan consisted primarily of a work force reduction of approximately 115 positions. In connection with this plan, we incurred $10.3 million in severance and other expenses based on existing severance programs and foreign statutory termination benefits. This plan was substantially completed by the end of 2012.

NOTE 17. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data	2013				2012
and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$288.1	$233.5	$226.9	$185.7	$292.9	$205.3	$214.4	$204.7
Cost of sales	218.8	179.3	167.8	135.4	218.2	153.3	160.4	154.3
Income from continuing operations	13.7	7.4	8.8	4.1	19.0	6.2	7.9	4.0
Loss from discontinued operations, net of tax	(0.1)	(0.6)	(0.2)	-	(0.5)	(0.1)	(0.2)	(0.1)
Net income	$13.6	$6.8	$8.6	$4.1	$18.5	$6.1	$7.7	$3.9
Basic earnings per share (1):
Income from continuing operations	$0.47	$0.25	$0.30	$0.14	$0.65	$0.21	$0.27	$0.14
Loss from discontinued operations, net of tax	-	(0.02)	(0.01)	-	(0.01)	-	-	(0.01)
Net income	$0.47	$0.23	$0.29	$0.14	$0.64	$0.21	$0.27	$0.13
Diluted earnings per share (1):
Income from continuing operations	$0.46	$0.25	$0.30	$0.14	$0.64	$0.21	$0.27	$0.14
Loss from discontinued operations, net of tax	-	(0.02)	(0.01)	-	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$0.46	$0.23	$0.29	$0.14	$0.63	$0.20	$0.26	$0.13
Dividends declared per share	$0.09	$0.09	$0.09	$0.07	$0.07	$0.07	$0.07	$0.07
Weighted average shares outstanding
Basic	29.3	29.2	29.2	29.2	29.1	29.2	29.1	29.1
Diluted	29.8	29.7	29.6	29.5	29.6	29.6	29.5	29.4
Common stock sales price
High	$30.00	$24.97	$22.22	$21.21	$17.87	$17.48	$16.49	$18.20
Low	$24.66	$21.01	$19.26	$17.78	$13.93	$12.76	$13.06	$15.01

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 18. SUBSEQUENT EVENTS

On February 26, 2014, the Board of Directors approved a quarterly cash dividend of $0.09 per share of outstanding common stock. The dividend will be paid on March 25, 2014 to stockholders of record at the close of business on March 10, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

Under the date of March 6, 2014, we reported on the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, as contained in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 6, 2014

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Decription	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2011:
Allowance for doubtful accounts	$4,803	$1,797	$-	$2,319	$4,281
Valuation allowance for deferred tax asset	$2,028	$-	$-	$1,249	$779
Year ended December 31, 2012:
Allowance for doubtful accounts	$4,281	$1,077	$-	$1,680	$3,678
Valuation allowance for deferred tax asset	$779	$-	$-	$230	$549
Year ended December 31, 2013:
Allowance for doubtful accounts	$3,678	$2,479	$-	$2,415	$3,742
Valuation allowance for deferred tax asset	$549	$-	$-	$295	$254

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

(b)

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2013.

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

ITEM 9B.             OTHER INFORMATION

(a)	Amended and Restated Executive Severance Plan

On December 4, 2013, the Compensation Committee of our Board of Directors approved the John Bean Technologies Corporation Executive Severance Pay Plan, effective, as amended and restated, January 1, 2013 (the “Executive Severance Plan”). Under the Executive Severance Plan, executives who lose their job involuntarily, other than as a result of a change in control, are entitled to receive:

●	a severance payment equal to 15 months of base salary and target incentive compensation (18 months in the case of the Chief Executive Officer and President);

●	a pro rata payment of annual incentive compensation at target levels for the calendar year in which the termination occurs;

●	a payment equal to 15 times the employer portion of the monthly premiums for medical and dental benefits;

●	reimbursement for outplacement assistance in an amount not exceeding $50,000; and

●	financial planning and tax preparation assistance for last calendar year of employment in a single lump sum payment of $20,000.

Benefits under the Executive Severance Plan will be contingent upon execution by the terminated executive of a separation agreement containing a waiver and general release of claims and non-disclosure, non-solicitation and non-competition provisions. An executive will cease to participate in the Executive Severance Plan upon the occurrence of certain disqualifying events or the violation of the provisions contained in the separation agreement.

(b)	Separation Agreement with John Lee

In connection with the departure of John Lee, our former Vice President and Division Manager, AeroTech, we entered into an agreement with him that confirmed his benefits under the Executive Severance Plan. As a part of his agreement, we permitted Mr. Lee to retain a restricted stock grant that was scheduled to vest two days after the termination of his employment on January 2, 2014. Mr. Lee’s agreement contains a waiver and general release of claims and non-disclosure, non-solicitation and non-competition provisions.

(c)	Retirement Agreement with Ronald Mambu

In connection with the planned retirement of Ronald Mambu, our former Chief Financial Officer, we entered into an agreement with Mr. Mambu on October 7, 2013 relating to the extension of his employment through the first quarter of 2014. Pursuant to the agreement, we agreed to pay Mr. Mambu the difference between the amount he would receive under the Supplemental Employee Retirement Plan had his benefits under such plan been calculated using the 2013 interest rate and the amount Mr. Mambu would receive had the benefit been calculated using the 2012 interest rate that would have applied had his retirement occurred during 2013, as a separate payment. In addition, we agreed that Mr. Mambu would be eligible for a pro rata payment of his 2014 bonus based on days of employment in 2014, with an individual performance rating of not less than 1.0.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited John Bean Technologies Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Bean Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Bean Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 6, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

March 6, 2014

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

Other information required by this Item can be found in the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” of the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
1.	Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 38 through 61 herein:

2.

Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 63. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

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

3.3	Amended and Restated By-Laws of JBT Corporation, incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

3.4	First Amendment to Amended and Restated By-Laws of JBT Corporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10 filed with the SEC on July 14, 2008.

4.2	Rights Agreement between JBT Corporation and National City Bank, as rights agent, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

4.3	Note Purchase Agreement between JBT Corporation and certain institutional purchasers, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

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

10.5	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5H	Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011. [1]

10.5I	Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011. [1]

10.5J	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on form 10-K filed with the SEC on March 7, 2013. [1]

10.5K	Updated Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on form 10-K filed with the SEC on March 7, 2013. [1]

10.5L	Form of Long-Term Incentive Performance Cash Award Agreement, incorporated by reference to our Annual Report on form 10-K filed with the SEC on March 7, 2013. [1]

10.6

Amendment No. 1 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008. [1]

10.6A

Amendment No. 2 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6A to our Current Report on Form 8-K filed with the SEC on March 1, 2010. [1]

10.6B*	Amendment No. 3 to John Bean Technologies Corporation Incentive Compensation and Stock Plan.[1]

10.7	JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.7A	First Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2009. [1]

10.7B	Second Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009. [1]

10.8	International Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.9	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.9A

First Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009. [1]

10.9B

Second Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009. [1]

10.10	Form of JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009. [1]

10.10A	Form of Amended and Restated JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2011. [1]

10.10B

Form of First Amendment to John Bean Technologies Corporation Amended and Restated Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013. [1]

10.11

JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program and Part II Union Hourly Employees’ Retirement Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008. [1]

10.11A

First Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 15, 2009. [1]

10.11B

Second Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11B to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. [1]

10.11C

First Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11C to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. [1]

10.11D

Second Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11D to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011. [1]

10.11E

Third Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11E to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011. [1]

10.11F

Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program

●Part I Salaried and Nonunion Hourly Employees’ Retirement Program

●Part II Union Hourly Employees’ Retirement Program

incorporated by reference to Exhibit 10.11F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012. [1]

10.11G*	First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program ●Part I Salaried and Nonunion Hourly Employees’ Retirement Program [1]

10.11H*	First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program ●Part II Union Hourly Employees’ Retirement Program [1]

10.12	JBT Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.6 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008. [1]

10.12A	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009. [1]

10.12B	Second Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009. [1]

10.12C	Third Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12A to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. [1]

10.12D	Fourth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12D to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. [1]

10.12E	Fifth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12E to our Annual Report on Form 10-K filed with the SEC on March 3, 2011. [1]

10.12F

Amended and Restated John Bean Technologies Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.12F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012. [1]

10.12G

First Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12G to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012. [1]

10.12H*	Second Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan. [1]

10.12I*	Third Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan. [1]

10.12J*	Fourth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan. [1]

10.13

Employment Agreement dated August 22, 2013, between JBT Corporation and Thomas W. Giacomini, incorporated by reference to Exhibit 10.1 to our Quarterly Report on for 10-Q filed with the SEC on November 1, 2013. [1]

10.14	Executive Severance Plan, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 4, 2010. [1]

10.14A*	Amended and Restated Executive Severance Plan. [1]

10.15

Letter Agreement dated August 23, 2013 between JBT Corporation and Charles H. Cannon, Jr., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 1, 2013. [1]

10.16

Long Term Incentive Restricted Stock Unit Purchase Agreement pursuant to the JBT Corporation Incentive Compensation and Stock Plan issued to Thomas W. Giacomini on September 10, 2013, incorporated by reference to Exhibit 10.3 to our Quarterly Report on form 10-Q filed with the SEC on November 1, 2013. [1]

10.17

Long Term Incentive Restricted Stock Unit Purchase Agreement pursuant to the JBT Corporation Incentive Compensation and Stock Plan issued to Thomas W. Giacomini on September 10, 2013, incorporated by reference to Exhibit 10.4 to our Quarterly Report on form 10-Q filed with the SEC on November 1, 2013. [1]

10.18*	Offer Letter to Brian A. Deck. [1]

10.19*	Severance Agreement and Release with John Lee. [1]

10.20*	Letter Agreement with Ronald A. Mambu. [1]

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*+

The following materials from John Bean Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

John Bean Technologies Corporation (Registrant)

By:	/s/ THOMAS W. GIACOMINI
Thomas W. Giacomini
President and Chief Executive Officer (Principal Executive Officer)

 Date: March 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. GIACOMINI	President and Chief Executive Officer	March 6, 2014
Thomas W. Giacomini	(Principal Executive Officer)

/s/ BRIAN A. DECK	Vice President and Chief Financial Officer	March 6, 2014
Brian A. Deck	(Principal Financial Officer)

/s/ MEGAN J. RATTIGAN	Controller (Principal Accounting Officer)	March 6, 2014
Megan J. Rattigan

/s/ CHARLES H. CANNON, JR.	Executive Chairman and Director	March 6, 2014
Charles H. Cannon, Jr.

/s/ C. MAURY DEVINE	Director	March 6, 2014
C. Maury Devine

/s/ EDWARD L. DOHENY, II	Director	March 6, 2014
Edward L. Doheny, II

/s/ ALAN D. FELDMAN	Director	March 6, 2014
Alan D. Feldman

/ s/ JAMES E. GOODWIN	Director	March 6, 2014
James E. Goodwin

/s/ POLLY B. KAWALEK	Director	March 6, 2014
Polly B. Kawalek

/s/ JAMES M. RINGLER	Director	March 6, 2014
James M. Ringler