Form 10-Q
period 2014-03-31
John Bean Technologies CORP
filed 2014-05-07
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2014
Common Stock, par value $0.01 per share	29,138,162

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated statements of income (Loss)

(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Revenue	$198.0	$185.7
Operating expenses:
Cost of sales	146.0	135.4
Selling, general and administrative expense	43.6	40.9
Research and development expense	3.5	3.2
Restructuring expense	10.2	-
Other income, net	(0.1)	(0.4)
Operating income (loss)	(5.2)	6.6
Interest income	0.5	0.5
Interest expense	(1.8)	(1.9)
Income (loss) from continuing operations before income taxes	(6.5)	5.2
Provision (benefit) for income taxes	(1.8)	1.1
Income (loss) from continuing operations	(4.7)	4.1
Loss from discontinued operations, net of taxes	(0.1)	-
Net income (loss)	$(4.8)	$4.1

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.16)	$0.14
Loss from discontinued operations	-	-
Net income (loss)	$(0.16)	$0.14
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.16)	$0.14
Loss from discontinued operations	-	-
Net income (loss)	$(0.16)	$0.14
Cash dividends declared per share	$0.09	$0.07

John Bean Technologies Corporation

Condensed Consolidated statements of comprehensive income (Loss)

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Net income (loss)	$(4.8)	$4.1
Other comprehensive income (loss)
Foreign currency translation adjustments	0.7	(1.8)
Pension and other postretirement benefits adjustments, net of tax	0.6	0.5
Other comprehensive income (loss)	1.3	(1.3)
Comprehensive income (loss)	$(3.5)	$2.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated balance sheets

	March 31, 2014	December 31, 2013
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$19.1	$29.4
Trade receivables, net of allowances of $3.2 and $3.7, respectively	148.7	186.4
Inventories	142.4	117.6
Other current assets	68.3	63.2
Total current assets	378.5	396.6

Property, plant and equipment, net of accumulated depreciation of $245.9 and $241.9, respectively	134.9	132.7
Other assets	87.4	91.9
Total Assets	$600.8	$621.2

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$4.2	$6.3
Accounts payable, trade and other	88.8	88.1
Advance and progress payments	94.9	88.3
Other current liabilities	101.4	94.9
Total current liabilities	289.3	277.6
Long-term debt, less current portion	79.2	94.1
Accrued pension and other postretirement benefits, less current portion	46.1	52.5
Other liabilities	38.2	42.6
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2014: 29,138,162 issued and outstanding; 2013: 28,979,080 issued and outstanding	0.3	0.3
Additional paid-in capital	67.6	67.7
Retained earnings	138.9	146.5
Accumulated other comprehensive loss	(58.8)	(60.1)
Total stockholders' equity	148.0	154.4
Total Liabilities and Stockholders' Equity	$600.8	$621.2

 The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated statementS of cash flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$(4.8)	$4.1
Loss from discontinued operations, net of income taxes	(0.1)	-
Income (loss) from continuing operations	(4.7)	4.1
Adjustments to reconcile income (loss) from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	5.6	6.1
Stock-based compensation	1.7	1.7
Other	3.8	(3.4)
Changes in operating assets and liabilities:
Trade receivables, net	38.4	37.8
Inventories	(22.1)	(24.8)
Accounts payable, trade and other	1.4	(13.5)
Advance and progress payments	6.5	27.2
Other assets and liabilities, net	(9.5)	(17.3)
Cash provided by continuing operating activities	21.1	17.9
Net cash required by discontinued operating activities	(0.1)	(0.1)
Cash provided by operating activities	21.0	17.8

Cash Flows From Investing Activities:
Acquisitions	(1.7)	-
Capital expenditures	(8.5)	(8.3)
Proceeds from disposal of assets	0.3	0.3
Cash required by investing activities	(9.9)	(8.0)

Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	(0.6)	0.1
Net payments on credit facilities	(14.1)	(93.2)
Repayment of long-term debt	(2.5)	-
Issuance of long-term debt	-	4.0
Excess tax benefits	0.9	0.2
Tax withholdings on stock-based compensation awards	(2.6)	(2.3)
Dividends	(2.8)	(2.3)
Other	-	(0.1)
Cash required by financing activities	(21.7)	(93.6)

Effect of foreign exchange rate changes on cash and cash equivalents	0.3	0.1

Decrease in cash and cash equivalents	(10.3)	(83.7)
Cash and cash equivalents, beginning of period	29.4	99.0
Cash and cash equivalents, end of period	$19.1	$15.3

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

Basis of Presentation

The preceding condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and unaudited interim condensed consolidated financial statements, together with the notes thereto (the “statements”), of JBT have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States has been condensed or omitted. Therefore, these statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 2. Inventories

Inventories consisted of the following:

(In millions)	March 31, 2014	December 31, 2013
Raw materials	$61.5	$59.9
Work in process	60.6	41.7
Finished goods	86.0	80.5
Gross inventories before LIFO reserves and valuation adjustments	208.1	182.1
LIFO reserves and valuation adjustments	(65.7)	(64.5)
Net inventories	$142.4	$117.6

Note 3. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2014	2013	2014	2013
Service cost	$0.4	$0.4	$-	$-
Interest cost	3.7	3.4	0.1	0.1
Expected return on plan assets	(4.9)	(4.5)	-	-
Amortization of prior service (credit) cost	-	-	-	(0.1)
Amortization of net actuarial losses	0.7	1.0	-	-
Settlements	0.2	-	-	-
Net periodic benefit cost	$0.1	$0.3	$0.1	$-

Note 4. accumulated other comprehensive income (loss)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefits plans and foreign currency translation adjustments. Changes in the AOCI balances for the quarter ended March 31, 2014 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2013	$(60.0)	$(0.1)	$(60.1)
Other comprehensive income before reclassification	-	0.7	0.7
Amounts reclassified from accumulated other comprehensive income	0.6	-	0.6
Ending balance, March 31, 2014	$(59.4)	$0.6	$(58.8)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefits plans for the three months ended March 31, 2014, which includes current period settlements, were $0.9 million in selling, general and administrative expense net of $0.3 million in provision for income taxes.

Note 5. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(4.7)	$4.1
Weighted average number of shares outstanding	29.4	29.2
Basic earnings (loss) per share from continuing operations	$(0.16)	$0.14
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(4.7)	$4.1
Weighted average number of shares outstanding	29.4	29.2
Effect of dilutive securities:
Restricted stock	-	0.3
Total shares and dilutive securities	29.4	29.5
Diluted earnings (loss) per share from continuing operations	$(0.16)	$0.14

Due to the loss from continuing operations generated during the three months ended March 31, 2014, 0.4 million shares of restricted stock were excluded from the diluted earnings per share calculation as their effect was anti-dilutive.

Note 6. Derivative Financial Instruments and Risk Management

Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging foreign currency risks for certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years. We do not apply hedge accounting for these forward foreign exchange contracts. As of March 31, 2014, we held forward foreign exchange contracts with an aggregate notional value of $428.7 million.

The following table presents the fair value of foreign currency derivatives included within the condensed consolidated balance sheets:

	As of March 31, 2014		As of December 31, 2013
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$3.1	$3.0	$5.8	$3.0
Other assets / liabilities	2.4	0.4	2.6	0.6
Total	$5.5	$3.4	$8.4	$3.6

Refer to Note 7. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible in order to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. As a result, we present our derivatives at gross fair values in the condensed consolidated balance sheets. As of March 31, 2014 and December 31, 2013, information related to these offsetting arrangements was as follows:

(in millions)	As of March 31, 2014
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$5.5	$-	$5.5	$(2.0)	$3.5

Offsetting of Liabilities	As of March 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$3.4	$-	$3.4	$(2.0)	$1.4

(in millions)	As of December 31, 2013
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$8.4	$-	$8.4	$(2.9)	$5.5

Offsetting of Liabilities	As of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$3.6	$-	$3.6	$(2.9)	$0.7

The following table presents the location and amount of gain (loss) from derivatives and the remeasurement of assets and liabilities in foreign currencies, as well as the net impact recognized in the condensed consolidated statements of income (loss):

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2014	2013
Foreign exchange contracts	Revenue	$(0.3)	$3.9
Foreign exchange contracts	Cost of sales	0.4	(1.1)
Foreign exchange contracts	Other income, net	-	(0.1)
Total		0.1	2.7
Remeasurement of assets and liabilities in foreign currencies		0.2	(0.6)
Net gain on foreign currency transactions		$0.3	$2.1

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

Note 7. Fair Value of Financial Instruments

The fair value framework requires the categorization of assets and liabilities measured at fair value into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.
•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2014				As of December 31, 2013
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.0	$12.0	$-	$-	$11.9	$11.9	$-	$-
Derivatives	$5.5	-	5.5	-	$8.4	-	8.4	-
Total assets	$17.5	$12.0	$5.5	$-	$20.3	$11.9	$8.4	$-
Liabilities:
Derivatives	$3.4	$-	$3.4	$-	$3.6	$-	$3.6	$-

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported in other assets on the condensed consolidated balance sheets. Investments include an unrealized gain of $0.1 million as of March 31, 2014 and an unrealized gain of $0.5 million as of December 31, 2013.

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

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of March 31, 2014		As of December 31, 2013
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$80.0	$75.0	$80.7
Revolving credit facility, expires November 30, 2017	2.3	2.3	16.5	16.5
Brazilian loan due August 20, 2014	2.0	2.0	4.0	4.0
Brazilian loan due April 15, 2016	3.5	3.1	3.4	2.9
Foreign credit facilities	0.6	0.6	1.0	1.0
Other	-	-	0.5	0.5

There is no active or observable market for our fixed rate borrowings, which include our senior unsecured notes and our Brazilian loans. Therefore, the estimated fair value of the notes and the Brazilian loans are based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimates of the all-in interest rate for discounting the notes and the loans are based on a broker quote for notes and loans with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying values of the remaining borrowings approximate their fair values due to their variable interest rates.

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

We have assumed liabilities related to specified legal proceedings arising from our business prior to our 2008 spin-off from FMC Technologies, Inc. As a result, although FMC Technologies, Inc. will in many cases remain the named defendant, we will manage the litigation and indemnify FMC Technologies, Inc. for costs, expenses and judgments arising from such litigation. We do not believe that any existing litigation we have assumed will have a material effect on our business, results of operations or financial condition.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $87.7 million at March 31, 2014, represent guarantees of our future performance. We also have provided approximately $6.2 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds. In some instances, we guarantee a small portion of our customers’ financing arrangements and retain recourse to the equipment sold. As of March 31, 2014, the maximum future payment obligation under such guarantees was $2.7 million. Historically, we have not made significant payments associated with guarantees of our customers’ financing arrangements.

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide a warranty liability when additional specific obligations are identified. The warranty obligation reflected in other current liabilities in the condensed consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Balance at beginning of period	$10.1	$7.3
Expense for new warranties	2.2	2.3
Adjustments to existing accruals	(0.2)	(0.2)
Claims paid	(2.1)	(2.5)
Balance at end of period	$10.0	$6.9

Note 9. Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Revenue
JBT FoodTech	$135.4	$111.9
JBT AeroTech	62.6	70.7
Other revenue (1) and intercompany eliminations	-	3.1
Total revenue	$198.0	$185.7
Income (loss) before income taxes
Segment operating profit:
JBT FoodTech	$11.4	$7.9
JBT AeroTech	2.4	4.2
Total segment operating profit	13.8	12.1
Corporate items:
Corporate expense (2)	(8.8)	(5.5)
Restructuring expense (3)	(10.2)	-
Operating income (loss)	(5.2)	6.6

Net interest expense	(1.3)	(1.4)
Income (loss) from continuing operations before income taxes	$(6.5)	$5.2

 _______________

(1)	Other revenue is comprised of certain gains and losses related to foreign exchange exposures.

(2)

Corporate expense generally includes corporate staff costs, stock-based compensation, pension and other postretirement benefits expenses not related to service, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(3)	Refer to Note 10 for detailed restructuring expense discussion.

NOTE 10. RESTRUCTURING

Restructuring costs primarily consist of employee separation benefits under our existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs, asset impairment charges and other costs that are associated with restructuring actions. Restructuring charges are determined based on estimates prepared at the time the restructuring actions were approved by the management and also include amounts recognized as incurred.

During the fourth quarter of 2013, we implemented a restructuring plan that included management changes both in the U.S. and in non-U.S. subsidiaries. We incurred severance costs of $1.6 million in connection with this plan in the fourth quarter of 2013; such costs were determined based on the Company’s existing severance programs and other one-time termination benefits arrangements. We made payments of approximately $1.1 million under this plan in the first quarter of 2014 and expect to complete the plan within 2014.

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing the Company’s general and administrative infrastructure. The total estimated cost in connection with this plan is in the range of $12 million to $13 million with $10.2 million recorded in the first quarter of 2014. We anticipate incurring approximately $2 million to $3 million by the end of 2014. All payments required under this plan are expected to be made during 2014 and 2015.

Additional information regarding the restructuring charges for all ongoing activities is presented in the table below:

(In millions)
	Charges incurred to date March 31,
	2014	2013
Severance and related expense	$9.3	$-
Asset write-offs	0.5	-
Other	0.4	-
Total Restructuring charges	$10.2	$-

While restructuring charges are excluded from our calculation of segment operating profit, the table below presents the restructuring charges associated with each segment:

	Three Months Ended March 31,
(In millions)	2014	2013

JBT FoodTech	$8.6	$-
JBT AeroTech	1.1	-
Corporate	0.5	-
Total Restructuring charges	$10.2	$-

 Restructuring reserves are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2014:

(In millions)	Balance as of December 31, 2013	Charged to Earnings	Payments Made / Charges Applied	Balance as of March 31, 2014
Severance and related expense	$1.6	$9.3	$(1.4)	$9.5
Asset write-offs	-	0.5	(0.5)	-
Other	-	0.4	(0.2)	0.2
Total	$1.6	$10.2	$(2.1)	$9.7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our restructuring and optimization plans, our covenant compliance and our outlook.

We believe that the factors that could cause our actual results to differ materially include but are not limited to the factors we described in our Form 10-K under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended March 31,		Favorable / (Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue	$198.0	$185.7	$12.3	6.6
Cost of sales	146.0	135.4	(10.6)	(7.8)
Gross profit	52.0	50.3	1.7	3.4
Selling, general and administrative expense	43.6	40.9	(2.7)	(6.6)
Research and development expense	3.5	3.2	(0.3)	(9.4)
Restructuring expense	10.2	-	(10.2)	*
Other income, net	(0.1)	(0.4)	(0.3)	*
Operating income (loss)	(5.2)	6.6	(11.8)	*
Interest income	0.5	0.5	-	*
Interest expense	(1.8)	(1.9)	0.1	(5.3)
Income (loss) from continuing operations before income taxes	(6.5)	5.2	(11.7)	*
Provision (benefit) for income taxes	(1.8)	1.1	2.9	*
Income (loss) from continuing operations	(4.7)	4.1	(8.8)	*
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	*
Net income (loss)	$(4.8)	$4.1	$(8.9)	*

____________

* Not meaningful

Total revenue increased $12.3 million, or $14.2 million in constant currency, in the first quarter of 2014 compared to the same period in 2013. Equipment revenue increased $9.6 million with higher sales of FoodTech equipment partly offset by lower sales of AeroTech equipment. Aftermarket sales contributed $5.1 million of increased revenue.

Operating income decreased by $11.8 million as compared to the first quarter of 2013 as a result of the following items:

●

Gross profit increased by $1.7 million. Higher volume contributed $3.9 million which was partly offset by lower gross margin that decreased operating profit by $1.6 million. Lower gross margin was primarily the result of a higher volume of lower margin product sales in certain FoodTech product categories in the first quarter of 2014 as compared to last year.

●

Selling, general and administrative expense increased by $2.7 million compared to the same period in 2013, but remained consistent at 22% of revenue in the quarter. As much of our selling expense will vary directly with revenue, we expect to see higher dollar expenses in periods of increasing revenue. While we incurred $2.1 million of incremental costs related to management succession and strategy and pricing consulting in the three months ended March 31, 2014 compared to the same period in 2013, this was offset in part by $0.9 million in lower long-term incentive compensation.

●

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing the Company’s general and administrative infrastructure. The total estimated cost in connection with this plan is in the range of $12 million to $13 million with $10.2 million recorded in the first quarter of 2014. We anticipate incurring approximately $2 million to $3 million by the end of 2014.

●	Other income, net decreased by $0.3 million, driven primarily by lower investment income.

Interest income and expense remained relatively flat in the first quarter of 2014 as compared to the same period in 2013, as our mix of debt and cash worldwide did not change significantly in the first quarter of 2014 compared to the same period in 2013.

Income tax expense in the first quarter of 2014 and 2013 reflected an expected effective income tax rate for the full year of 32.6% and 33.5%, respectively. As of the first quarter of 2014, the effective tax rate does not reflect a tax benefit related to the U.S. research and development tax credit, which expired as of December 31, 2013 and has not been reenacted into law. In the first quarter of 2013, we recognized $0.7 million in discrete tax benefits reflecting extension of certain U.S. tax credits into 2013.

Non-GAAP Financial Measure

The results for the periods ended March 31, 2014 and 2013 include several items that affect the comparability of our results. These include significant expenses that are not indicative of our on-going operations as detailed in the table below:

	Three Months Ended March 31,
(In millions)	2014	2013

Income (loss) from continuing operations as reported	$(4.7)	$4.1

Non-GAAP adjustments
Restructuring expense	10.2	-
Management sucession costs	1.5	0.3
Strategy and pricing consulting	0.9	-

Impact on tax provision from Non-GAAP adjustments	(3.4)	(0.1)
Adjusted income from continuing operations	$4.5	$4.3

(In millions, except per share data)

Income (loss) from continuing operations as reported	(4.7)	4.1
Total shares and dilutive securities	29.4	29.5
Diluted (loss) earnings per share from continuing operations	$(0.16)	$0.14

Adjusted income from continuing operations	4.5	4.3
Total shares and dilutive securities (1)	29.8	29.5
Adjusted diluted earnings per share from continuing operations	$0.15	$0.15

____________

(1) Total shares and dilutive securities of 29.8 million used in the adjusted earnings per share calculation above includes 0.4 million of restricted stock that were excluded from the GAAP diluted earnings per share calculation because their effect was anti-dilutive due to the loss reported.

The above table contains non-GAAP financial measures, including adjusted income from continuing operations and adjusted earnings per share information. The adjustments listed in the table exclude certain GAAP amounts for the purpose of determining adjusted income from continuing operations and adjusted earnings per share. Adjusted income from continuing operations and adjusted earnings per share information are intended to provide an indication of our underlying operating results and to enhance investors’ overall understanding of our financial performance by eliminating the effects of certain items that are not comparable from one period to the next. In addition, this information is used as a basis for evaluating company performance and for the planning and forecasting of future periods. This information is not intended to be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,		Favorable / (Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
JBT FoodTech	$135.4	$111.9	$23.5	21.0
JBT AeroTech	62.6	70.7	(8.1)	(11.4)
Other revenue and intercompany eliminations	-	3.1	(3.1)	*
Total revenue	$198.0	$185.7	$12.3	6.6
Income (loss) before income taxes
Segment operating profit:
JBT FoodTech	$11.4	$7.9	$3.5	44.3
JBT AeroTech	2.4	4.2	(1.8)	(42.9)
Total segment operating profit	13.8	12.1	1.7	14.0
Corporate items:
Corporate expense	(8.8)	(5.5)	(3.3)	(60.0)
Restructuring expense	(10.2)	-	(10.2)	*
Operating income (loss)	(5.2)	6.6	(11.8)	*

Net interest expense	(1.3)	(1.4)	0.1	7.1
Income (loss) from continuing operations before income taxes	$(6.5)	$5.2	$(11.7)	*

___________

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency-related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue increased by $23.5 million, or $25.6 million in constant currency in the first quarter of 2014 compared to the same period in 2013. Product revenue increased by $21.0 million across all product lines, principally driven by conversion of 2013 year-end backlog into revenue. Aftermarket revenue increased by $4.0 million reflecting higher parts sales as well as completion of overhaul projects in Europe.

JBT FoodTech’s operating profit increased by $3.5 million in the first quarter of 2014, compared to the same period in 2013. Operating margin increased from 7.1% to 8.5%. The increase in operating profit was mainly driven by higher volume and resulting leverage of fixed expenses.

JBT AeroTech

JBT AeroTech’s revenue decreased by $8.1 million in the first quarter of 2014 compared to the same period in 2013. The decrease was primarily driven by lower sales of ground support equipment to air carrier customers and lower revenue related to Jetway® passenger boarding bridge completions. These decreases were partly offset by higher revenue across AeroTech from aftermarket products and services.

JBT AeroTech’s operating profit decreased by $1.8 million in the first quarter of 2014 compared to the same period in 2013. Operating margin declined from 5.9% in the first quarter of 2013 to 3.8% in the same period in 2014. The decrease in operating profit is primarily attributed to lower sales volume.

Corporate Items

Corporate expense increased by $3.3 million in the first quarter of 2014 compared to the same period in 2013. The increase was primarily driven by the absence of foreign currency gains of $1.8 million, higher costs related to our management succession plan of $1.2 million, and $0.9 million in strategy and pricing consulting expenses. These increases were partly offset by lower incentive compensation costs.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
JBT FoodTech	$160.5	$168.0
JBT AeroTech	100.4	61.0
Other and intercompany eliminations	-	3.1
Total inbound orders	$260.9	$232.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog

(In millions)	March 31, 2014	December 31, 2013	March 31, 2013
JBT FoodTech	$238.8	$213.7	$225.5
JBT AeroTech	200.6	162.8	104.0
Total order backlog	$439.4	$376.5	$329.5

Order backlog in our JBT FoodTech segment at March 31, 2014 increased by $25.1 million over December 31, 2013 and by $13.3 million as compared to March 31, 2013. The increase since December 31, 2013 was mostly attributable to higher freezing and cooking orders in Europe and North America markets. Fruit and juice solution orders also contributed to the increase. The inbound orders for the three months ended March 31, 2014 decreased by $7.5 million compared to the same period in 2013.

Order backlog in our JBT AeroTech segment at March 31, 2014 increased by $37.8 million and $96.6 million over December 31, 2013 and March 31, 2013, respectively. The increase since December 31, 2013 was primarily driven by increased demand from the airframe industry and global airports. The inbound orders for the three months ended March 31, 2014 increased by $39.4 million compared to same period in 2013.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, dividends, authorized share repurchases, acquisitions and other financing requirements. We are not aware of any circumstances that are likely to result in our required liquidity increasing or decreasing materially.

As of March 31, 2014, we had $19.1 million of cash and cash equivalents, $16.1 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisition arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary is outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at March 31, 2014 was approximately $117.1 million. During the first quarter of 2014, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the three months ended March 31, 2014 and 2013 were as follows:

(In millions)	2014	2013
Cash provided by continuing operating activities	$21.1	$17.9
Cash required by investing activities	(9.9)	(8.0)
Cash required by financing activities	(21.7)	(93.6)
Net cash required by discontinued operations	(0.1)	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.3	0.1
Decrease in cash and cash equivalents	$(10.3)	$(83.7)

Cash provided by continuing operating activities during the three months ended March 31, 2014 was $21.1 million, representing a $3.2 million increase compared to 2013. The change in operating cash flows was primarily attributable to the timing of a $4.0 million discretionary contribution to our U.S. qualified pension plan made during the first quarter of 2013.  We expect to contribute $18 million to our U.S. qualified pension plan as well as other pension and postretirement benefit plans in 2014. We also expect to make cash payments of approximately $10 million under our restructuring plan in 2014.

Cash required by investing activities during the three months ended March 31, 2014 was $9.9 million, an increase of $1.9 million compared to the same period in 2013. The increase was due to an acquisition spending of $1.7 million that occurred during the first quarter of 2014. Much of our capital spending supports the maintenance and upgrading of our installed base of leased equipment. We anticipate spending approximately $19 million in total on construction of a new JBT FoodTech plant in Lakeland, Florida to replace the existing plant in the same area. We spent approximately $7 million on this project in 2013. We spent approximately $3 million during the first quarter of 2014 on this project. We expect to spend approximately $7 million in the remainder of 2014 and additional $2 million in 2015.

Cash required by financing activities during the three months ended March 31, 2014 was $21.7 million compared to cash required of $93.6 million in the same period in 2013. The change in financing cash flow was primarily driven by lower payments on our borrowings under the 5-year revolving credit facility.

Financing Arrangements

We have a $300 million 5-year revolving credit facility that expires on November 30, 2017. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. As of March 31, 2014, we had $2.3 million drawn on the credit facility, $9.1 million in letters of credit issued under the credit facility and approximately $289 million of additional available funds.

We have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that had a first installment payment of $2.0 million which was made on February 21, 2014, and a second installment payment that is due at maturity on August 20, 2014. The second loan was a Brazilian real denominated loan in the amount of Br7.9 million (approximately $3.5 million) that bears an annual interest rate of 5.5%. The first principal payment on this loan is due on May 14, 2014, with equal monthly payments required for 24 months thereafter.

We have several credit facilities in China and India under which we have drawn $0.6 million and have $9.2 million of additional available funds as of March 31, 2014.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At March 31, 2014, we were in compliance with all covenants of our contractual obligations.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our restrictive covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

Outlook

For the full year, we anticipate revenue growth to be in the mid-single digit range. We expect total segment operating margin in 2014 to remain relatively flat as compared to 2013. Projected savings of approximately $6 million from operational excellence and restructuring initiatives are expected to fund planned spending on our strategic initiatives during the year. We expect to incur $6.7 million in total management succession costs including approximately $3 million in expenses associated with non-qualified pension plans for retiring executives. For the full year 2014, we project adjusted diluted earnings per share to be in the range of $1.35 - $1.50. On a GAAP basis, diluted earnings per share is expected to be in the range of $.90 - $1.50.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting estimates. During the three months ended March 31, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of March 31, 2014, and the related condensed consolidated statements of income (loss), comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2014 and 2013.These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 6, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

May 7, 2014

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended March 31, 2014.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2014.

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

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Rattigan
Megan J. Rattigan
Controller and duly authorized officer

Date: May 7, 2014

EXHIBIT INDEX

Number in Exhibit Table	Description

10.21*	Retirement Agreement among John Bean Technologies Corporation, John Bean Technologies AB and Olaf Torbjörn Arvidsson dated December 2, 2013.[1]

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

1	A management contract or compensatory plan required to be filed with this report.
*	Filed herewith.
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