Form 10-Q
period 2014-06-30
John Bean Technologies CORP
filed 2014-08-08
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, par value $0.01 per share	29,138,162

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2014	2013	2014	2013
Revenue	$247.6	$226.9	$445.6	$412.6
Operating expenses:
Cost of sales	179.3	167.8	325.3	303.2
Selling, general and administrative expense	44.9	40.5	88.5	81.4
Research and development expense	3.7	3.7	7.2	6.9
Restructuring expense	1.0	-	11.2	-
Other (income) expense, net	0.2	0.1	0.1	(0.3)
Operating income	18.5	14.8	13.3	21.4
Interest income	0.3	0.4	0.8	0.8
Interest expense	(1.8)	(2.0)	(3.6)	(3.8)
Income from continuing operations before income taxes	17.0	13.2	10.5	18.4
Provision for income taxes	5.6	4.4	3.8	5.5
Income from continuing operations	11.4	8.8	6.7	12.9
Loss from discontinued operations, net of taxes	-	(0.2)	(0.1)	(0.2)
Net income	$11.4	$8.6	$6.6	$12.7

Basic earnings per share:
Income from continuing operations	$0.39	$0.30	$0.23	$0.44
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net income	$0.39	$0.29	$0.23	$0.43
Diluted earnings per share:
Income from continuing operations	$0.38	$0.30	$0.23	$0.44
Loss from discontinued operations	-	(0.01)	(0.01)	(0.01)
Net income	$0.38	$0.29	$0.22	$0.43
Cash dividends declared per share	$0.09	$0.09	$0.18	$0.16

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net income	$11.4	$8.6	$6.6	$12.7
Other comprehensive income (loss)
Foreign currency translation adjustments	(1.1)	(5.3)	(0.4)	(7.1)
Pension and other postretirement benefits adjustments, net of tax	0.4	0.6	1.0	1.1
Other comprehensive income (loss)	(0.7)	(4.7)	0.6	(6.0)
Comprehensive income	$10.7	$3.9	$7.2	$6.7

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$63.7	$29.4
Trade receivables, net of allowances of $3.7 and $3.7, respectively	158.3	186.4
Inventories	143.4	117.6
Other current assets	69.1	63.2
Total current assets	434.5	396.6
Property, plant and equipment, net of accumulated depreciation of $245.0 and $241.9, respectively	136.8	132.7
Other assets	86.0	91.9
Total Assets	$657.3	$621.2

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$4.4	$6.3
Accounts payable, trade and other	86.2	88.1
Advance and progress payments	83.9	88.3
Other current liabilities	107.2	94.9
Total current liabilities	281.7	277.6
Long-term debt, less current portion	136.8	94.1
Accrued pension and other postretirement benefits, less current portion	40.9	52.5
Other liabilities	39.8	42.6
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2014: 29,138,162 issued and outstanding; 2013: 28,955,429 issued and outstanding	0.3	0.3
Additional paid-in capital	69.6	67.7
Retained earnings	147.7	146.5
Accumulated other comprehensive loss	(59.5)	(60.1)
Total stockholders' equity	158.1	154.4
Total Liabilities and Stockholders' Equity	$657.3	$621.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2014	2013
Cash Flows From Operating Activities:
Net income	$6.6	$12.7
Loss from discontinued operations, net of income taxes	0.1	0.2
Income from continuing operations	6.7	12.9
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	11.6	12.5
Stock-based compensation	3.7	3.4
Other	3.2	(1.2)
Changes in operating assets and liabilities:
Trade receivables, net	28.4	39.3
Inventories	(24.0)	(33.4)
Accounts payable, trade and other	(0.7)	(6.8)
Advance and progress payments	(3.9)	19.1
Other assets and liabilities, net	(4.7)	(15.3)
Cash provided by continuing operating activities	20.3	30.5
Net cash required by discontinued operating activities	(0.3)	(0.7)
Cash provided by operating activities	20.0	29.8

Cash Flows From Investing Activities:
Acquisitions	(1.7)	-
Capital expenditures	(17.1)	(14.1)
Proceeds from disposal of assets	1.1	1.2
Cash required by investing activities	(17.7)	(12.9)

Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	(0.6)	0.1
Net proceeds (payments) on credit facilities	44.0	(93.7)
Repayment of long-term debt	(2.8)	(0.1)
Issuance of long-term debt	-	8.0
Excess tax benefits	0.9	0.3
Tax withholdings on stock-based compensation awards	(2.6)	(2.3)
Dividends	(5.5)	(4.9)
Other	-	(0.3)
Cash provided (required) by financing activities	33.4	(92.9)

Effect of foreign exchange rate changes on cash and cash equivalents	(1.4)	(2.0)

Increase (decrease) in cash and cash equivalents	34.3	(78.0)
Cash and cash equivalents, beginning of period	29.4	99.0
Cash and cash equivalents, end of period	$63.7	$21.0

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

Basis of Presentation

The preceding condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and unaudited interim condensed consolidated financial statements, together with the notes thereto (the “statements”), of JBT have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain notes and other financial information that are normally required by accounting principles generally accepted in the U. S. have been condensed or omitted. Therefore, these statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE 2. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2014	December 31, 2013
Raw materials	$63.4	$59.9
Work in process	58.8	41.7
Finished goods	87.7	80.5
Gross inventories before LIFO reserves and valuation adjustments	209.9	182.1
LIFO reserves and valuation adjustments	(66.5)	(64.5)
Net inventories	$143.4	$117.6

NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$0.5	$0.4	$0.9	$0.9	$-	$-	$-	$-
Interest cost	3.7	3.4	7.4	6.8	0.1	0.1	0.2	0.2
Expected return on plan assets	(5.0)	(4.5)	(9.9)	(9.0)	-	-	-	-
Amortization of prior service (credit) cost	0.1	-	0.1	-	-	(0.1)	-	(0.2)
Amortization of net actuarial losses	0.6	1.1	1.3	2.1	-	-	-	-
Settlements	-	-	0.2	-	-	-	-	-
Net periodic cost (benefit)	$(0.1)	$0.4	$-	$0.8	$0.1	$-	$0.2	$-

We expect to contribute $18 million to our U.S. qualified pension plan as well as other pension and postretirement benefit plans in 2014 and contributed approximately $4 million during the six months ended June 30, 2014.

NOTE 4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2014 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, March 31, 2014	$(59.4)	$0.6	$(58.8)
Other comprehensive income before reclassification	-	(1.1)	(1.1)
Amounts reclassified from accumulated other comprehensive income	0.4	-	0.4
Ending balance, June 30, 2014	$(59.0)	$(0.5)	$(59.5)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2014, which includes current period settlements, were $0.7 million in selling, general and administrative expense net of $0.3 million in provision for income taxes.

Changes in the AOCI balances for the six months ended June 30, 2014 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2013	$(60.0)	$(0.1)	$(60.1)
Other comprehensive income before reclassification	-	(0.4)	(0.4)
Amounts reclassified from accumulated other comprehensive income	1.0	-	1.0
Ending balance, June 30, 2014	$(59.0)	$(0.5)	$(59.5)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2014, which includes current period settlements, were $1.6 million in selling, general and administrative expense net of $0.6 million in provision for income taxes.

NOTE 5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2014	2013	2014	2013
Basic earnings per share:
Income from continuing operations	$11.4	$8.8	$6.7	$12.9
Weighted average number of shares outstanding	29.5	29.2	29.5	29.2
Basic earnings per share from continuing operations	$0.39	$0.30	$0.23	$0.44
Diluted earnings per share:
Income from continuing operations	$11.4	$8.8	$6.7	$12.9
Weighted average number of shares outstanding	29.5	29.2	29.5	29.2
Effect of dilutive securities:
Restricted stock	0.3	0.4	0.3	0.4
Total shares and dilutive securities	29.8	29.6	29.8	29.6
Diluted earnings per share from continuing operations	$0.38	$0.30	$0.23	$0.44

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging foreign currency risks for certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years. We do not apply hedge accounting for these forward foreign exchange contracts. As of June 30, 2014, we held forward foreign exchange contracts with an aggregate notional value of $385.4 million.

The following table presents the fair value of foreign currency derivatives included within the condensed consolidated balance sheets:

	As of June 30, 2014		As of December 31, 2013
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$3.7	$2.9	$5.8	$3.0
Other assets / liabilities	2.4	0.1	2.6	0.6
Total	$6.1	$3.0	$8.4	$3.6

Refer to Note 7. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible in order to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. As a result, we present our derivatives at gross fair values in the condensed consolidated balance sheets. As of June 30, 2014 and December 31, 2013, information related to these offsetting arrangements was as follows:

(in millions)	As of June 30, 2014
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount

Derivatives	$6.1	$-	$6.1	$(2.6)	$3.5

Offsetting of Liabilities	As of June 30, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$3.0	$-	$3.0	$(2.6)	$0.4

(in millions)	As of December 31, 2013
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$8.4	$-	$8.4	$(2.9)	$5.5

Offsetting of Liabilities	As of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$3.6	$-	$3.6	$(2.9)	$0.7

The following table presents the location and amount of gain (loss) from derivatives and the remeasurement of assets and liabilities in foreign currencies, as well as the net impact recognized in the condensed consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2014	2013	2014	2013
Foreign exchange contracts	Revenue	$(1.2)	$(2.4)	$(1.5)	$1.5
Foreign exchange contracts	Cost of sales	0.4	1.0	0.8	(0.1)
Foreign exchange contracts	Other income, net	0.1	(0.4)	0.1	(0.4)
Total		(0.7)	(1.8)	(0.6)	1.0
Remeasurement of assets and liabilities in foreign currencies		0.7	0.6	0.9	-
Net gain (loss) on foreign currency transactions		$-	$(1.2)	$0.3	$1.0

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2014				As of December 31, 2013
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.2	$12.2	$-	$-	$11.9	$11.9	$-	$-
Derivatives	$6.1	-	6.1	-	$8.4	-	8.4	-
Total assets	$18.3	$12.2	$6.1	$-	$20.3	$11.9	$8.4	$-
Liabilities:
Derivatives	$3.0	$-	$3.0	$-	$3.6	$-	$3.6	$-

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported in other assets on the condensed consolidated balance sheets. Investments include an unrealized gain of $0.3 million as of June 30, 2014 and an unrealized gain of $0.5 million as of December 31, 2013.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of June 30, 2014		As of December 31, 2013
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$79.5	$75.0	$80.7
Revolving credit facility, expires November 30, 2017	60.3	60.3	16.5	16.5
Brazilian loan due August 20, 2014	2.0	2.0	4.0	4.0
Brazilian loan due April 15, 2016	3.3	3.0	3.4	2.9
Foreign credit facilities	0.6	0.6	1.0	1.0
Other	-	-	0.5	0.5

There is no active or observable market for our fixed rate borrowings, which include our senior unsecured notes and our Brazilian loans. Therefore, the estimated fair values of the notes and the Brazilian loans are based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimates of the all-in interest rate for discounting the notes and the loans are based on a broker quote for notes and loans with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying values of the remaining borrowings approximate their fair values due to their variable interest rates.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $91.7 million at June 30, 2014, represent guarantees of our future performance. We also have provided approximately $6.2 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. As of June 30, 2014, the gross value of such arrangements was $15.4 million, of which our net exposure under such guarantees is $2.2 million. However, we generally retain recourse to the equipment sold.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of period	$10.0	$6.9	$10.1	$7.3
Expense for new warranties	2.0	2.9	4.2	5.2
Adjustments to existing accruals	(0.5)	(0.4)	(0.7)	(0.6)
Claims paid	(1.9)	(2.8)	(4.0)	(5.3)
Balance at end of period	$9.6	$6.6	$9.6	$6.6

NOTE 9. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Revenue
JBT FoodTech	$173.7	$162.3	$309.1	$274.2
JBT AeroTech	74.1	65.9	136.7	136.6
Other revenue (1) and intercompany eliminations	(0.2)	(1.3)	(0.2)	1.8
Total revenue	$247.6	$226.9	$445.6	$412.6

Income before income taxes
Segment operating profit:
JBT FoodTech	$23.4	$21.2	$34.8	$29.1
JBT AeroTech	5.2	2.4	7.6	6.6
Total segment operating profit	28.6	23.6	42.4	35.7
Corporate items:
Corporate expense (2)	(9.1)	(8.8)	(17.9)	(14.3)
Restructuring expense (3)	(1.0)	-	(11.2)	-
Operating income	18.5	14.8	13.3	21.4

Net interest expense	(1.5)	(1.6)	(2.8)	(3.0)
Income from continuing operations before income taxes	$17.0	$13.2	$10.5	$18.4

(1)	Other revenue is comprised of certain gains and losses related to foreign exchange exposures.

(2)

Corporate expense generally includes corporate staff costs, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, foreign exchange gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(3)	Refer to Note 10.

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

During the fourth quarter of 2013, we implemented a restructuring plan that included management changes both in the U.S. and in non-U.S. subsidiaries. We incurred severance costs of $1.6 million in connection with this plan in the fourth quarter of 2013. We expect to complete the plan within 2014.

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing the Company’s general and administrative infrastructure. The total estimated cost in connection with this plan is in the range of $12 million to $13 million. Payments required under this plan are expected to be made during the remainder of 2014 and 2015.

Additional information regarding the restructuring activities is presented in the tables below:

(In millions)
	Charges incurred during the three months ended June 30,		Charges incurred during the six months ended June 30,
	2014	2013	2014	2013
Severance and related expense	$0.1	$-	$9.4	$-
Asset write-offs	-	-	0.5	-
Other	0.9	-	1.3	-
Total Restructuring charges	$1.0	$-	$11.2	$-

While restructuring charges are excluded from our calculation of segment operating profit, the table below presents the restructuring charges associated with each segment and with corporate activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013

JBT FoodTech	$0.9	$-	$9.5	$-
JBT AeroTech	-	-	1.1	-
Corporate	0.1	-	0.6	-
Total Restructuring charges	$1.0	$-	$11.2	$-

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2014:

	Balance as of	Charged to	Payments Made	Balance as of
(In millions)	December 31, 2013	Earnings	/Charges Applied	June 30, 2014
Severance and related expense	$1.6	$9.4	$(2.6)	$8.4
Asset write-offs	-	0.5	(0.5)	-
Other	-	1.3	(1.3)	-
Total	$1.6	$11.2	$(4.4)	$8.4

NOTE 11. SUBSEQUENT EVENT

In July 2014, we acquired the stock of ICS Solutions, a subdivision of Stork Food & Dairy Systems. ICS Solutions, located in Amsterdam, The Netherlands and Gainesville, GA (U.S.A.), is a worldwide leader in the engineering, installation and servicing of high-capacity food preservation equipment. This acquisition will enable us to provide a complete range of high-capacity, in-container sterilization solutions to our customers in the growing global beverage, dairy and canning industries.

The purchase price was €25.8 million (approximately $35 million) before customary post-closing adjustments. We funded this acquisition with cash on hand as well as borrowings against our revolving line of credit. On June 30, 2014, we deposited €35 million (approximately $48 million) in a notary account as required by the purchase agreement. This notary account was for the funding of the acquisition which includes payment for the purchase price, customary post-closing working capital adjustments and cash acquired. The acquisition will be accounted for as a business combination in accordance with U.S. GAAP. We will record assets acquired (both tangible and intangible) and liabilities assumed at their respective fair value. We are in the process of completing the fair value assessment and accounting for this acquisition.

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

We believe that the factors that could cause our actual results to differ materially from expectations include but are not limited to the factors we described in our Form 10-K under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.

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

Non-GAAP Financial Measure

The results for three and six months ended June 30, 2014 and 2013 include several items that affect the comparability of our results. These include significant expenses that are not indicative of our on-going operations as detailed in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013

Income from continuing operations as reported	$11.4	$8.8	$6.7	$12.9

Non-GAAP adjustments
Restructuring expense	1.0	-	11.2	-
Management sucession costs	1.1	-	2.6	0.3
Strategy and pricing consulting	1.0	-	1.9	-

Impact on tax provision from Non-GAAP adjustments	(1.1)	-	(4.8)	(0.1)
Adjusted income from continuing operations	$13.4	$8.8	$17.6	$13.1

(In millions, except per share data)

Income from continuing operations as reported	11.4	8.8	6.7	12.9
Total shares and dilutive securities	29.8	29.6	29.8	29.6
Diluted earnings per share from continuing operations	$0.38	$0.30	$0.23	$0.44

Adjusted income from continuing operations	13.4	8.8	17.6	13.1
Total shares and dilutive securities	29.8	29.6	29.8	29.6
Adjusted diluted earnings per share from continuing operations	$0.45	$0.30	$0.59	$0.44

The above table contains non-GAAP financial measures, including adjusted income from continuing operations and adjusted diluted earnings per share. The non-GAAP measures exclude certain amounts for the purpose of determining adjusted income from continuing operations and adjusted diluted earnings per share. Adjusted income from continuing operations and adjusted diluted earnings per share are intended to provide an indication of our underlying operating results and to enhance investors’ overall understanding of our financial performance by eliminating the effects of certain items that are not comparable from one period to the next. In addition, this information is used as a basis for evaluating company performance and for the planning and forecasting of future periods. This information is not intended to be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended		Favorable /
	June 30,		(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue	$247.6	$226.9	$20.7	9.1
Cost of sales	179.3	167.8	(11.5)	(6.9)
Gross profit	68.3	59.1	9.2	15.6
Selling, general and administrative expense	44.9	40.5	(4.4)	(10.9)
Research and development expense	3.7	3.7	-	-
Restructuring expense	1.0	-	(1.0)	*
Other expense (income), net	0.2	0.1	(0.1)	(100.0)
Operating income	18.5	14.8	3.7	25.0
Interest income	0.3	0.4	(0.1)	*
Interest expense	(1.8)	(2.0)	0.2	10.0
Income from continuing operations before income taxes	17.0	13.2	3.8	28.8
Provision for income taxes	5.6	4.4	(1.2)	(27.3)
Income from continuing operations	11.4	8.8	2.6	29.5
Loss from discontinued operations, net of taxes	-	(0.2)	0.2	*
Net income	$11.4	$8.6	$2.8	32.6

* Not meaningful

Total revenue increased $20.7 million in the second quarter of 2014 compared to the same period in 2013. Equipment revenue increased $26.4 million, which was attributable to higher equipment sales in both FoodTech and AeroTech.

Operating income increased by $3.7 million, or 25%, compared to the same period in 2013 as a result of the following items:

●

Gross profit increased by $9.2 million. Higher sales volume contributed approximately $5 million to the increase. Profit margin expansion accounted for approximately $4 million of the increase, which was mainly attributable to the benefits of cost reduction and strategic pricing initiatives implemented since the beginning of 2014.

●

Selling, general and administrative expense increased by $4.4 million compared to the same period in 2013. We incurred incremental costs of $1.1 million related to management succession and $1.0 million related to strategy and pricing consulting services. The remaining increase of $2.8 million was mainly driven by higher general business spending and increased selling related expenses consistent with higher revenue. These increases were offset in part by lower long-term incentive compensation costs of approximately $0.5 million.

●

We continued our plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. The total estimated cost of this plan is in the range of $12 million to $13 million with $10.2 million recorded in the first quarter of 2014. We incurred additional restructuring costs related to this plan of $1.0 million in the second quarter of 2014. We anticipate incurring up to $2 million of additional restructuring costs by the end of 2014.

Interest income remained relatively flat in the second quarter of 2014 compared to the same period in 2013. Interest expense decreased slightly due to lower borrowing costs in the second quarter of 2014 compared to the same period in 2013.

Income tax expense in the second quarter of 2014 reflected an expected effective income tax rate for the full year of 32.8%, which is consistent with our 2013 full year rate. As of the second quarter of 2014, the effective tax rate does not reflect a tax benefit related to the U.S. research and development tax credit, which expired as of December 31, 2013 and has not been reenacted into law.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended		Favorable /
	June 30,		(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
JBT FoodTech	$173.7	$162.3	$11.4	7.0
JBT AeroTech	74.1	65.9	8.2	12.4
Other revenue and intercompany eliminations	(0.2)	(1.3)	1.1	*
Total revenue	$247.6	$226.9	$20.7	9.1

Income before income taxes
Segment operating profit:
JBT FoodTech	$23.4	$21.2	$2.2	10.4
JBT AeroTech	5.2	2.4	2.8	116.7
Total segment operating profit	28.6	23.6	5.0	21.2
Corporate items:
Corporate expense	(9.1)	(8.8)	(0.3)	(3.4)
Restructuring expense	(1.0)	-	(1.0)	*
Operating income	18.5	14.8	3.7	25.0

Net interest expense	(1.5)	(1.6)	0.1	6.3
Income from continuing operations before income taxes	$17.0	$13.2	$3.8	28.8

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency-related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue increased by $11.4 million in the second quarter of 2014 compared to the same period in 2013. The increase was driven by $15.6 million in higher equipment sales in the Freezing and Cooking product lines in Asia Pacific, North America and Europe. The increase was partly offset by decreased aftermarket revenue which was mainly due to timing of the completion of certain projects. Aftermarket revenue for three months ended June 30, 2014 increased 12% sequentially from the first quarter of 2014.

JBT FoodTech’s operating profit increased by $2.2 million in the second quarter of 2014 compared to the same period in 2013 resulting in an increase in operating margin from 13.1% to 13.5%. Higher sales volume contributed $3.6 million of higher profit. Margin expansion resulted in $1.7 million of higher profit. This was driven by higher equipment margins, which were mainly attributable to favorable project mix, and strategic pricing initiatives that resulted in higher parts margins as well as favorable cost performance. These increases were partly offset by higher general business spending and increased selling costs consistent with higher revenue.

JBT AeroTech

JBT AeroTech’s revenue increased by $8.2 million in the second quarter of 2014 compared to the same period in 2013. The increase was driven by $13.8 million in higher gate equipment sales primarily as a result of converting higher backlog of Jetway® passenger boarding bridges and pre-conditioned air equipment. These increases were partly reduced by $4.1 million in lower sales of ground support equipment to air carrier customers. The remaining sales decline is mainly due to lower revenue from Airport Service maintenance contracts.

JBT AeroTech’s operating profit increased by $2.8 million in the second quarter of 2014 compared to the same period in 2013 resulting in an increase in operating margins from 3.6% to 7.0%. Higher sales volume accounted for $1.3 million of the improvement. Gross profit margins increased by 270 basis points, primarily as the result of favorable product mix and the benefit of leveraging fixed costs, which accounted for the majority of the remaining of profit improvement.

Corporate Items

Corporate expense increased by $0.3 million in the second quarter of 2014 compared to the same period in 2013. The increase was primarily driven by $1.1 million of higher costs related to our management succession plan and $1.0 million in strategy and pricing consulting expenses. These increases were partly offset by $0.5 million in lower incentive compensation expenses and $1.2 million in lower foreign currency losses.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended		Favorable /
	June 30,		(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue	$445.6	$412.6	$33.0	8.0
Cost of sales	325.3	303.2	(22.1)	(7.3)
Gross profit	120.3	109.4	10.9	10.0
Selling, general and administrative expense	88.5	81.4	(7.1)	(8.7)
Research and development expense	7.2	6.9	(0.3)	(4.3)
Restructuring expense	11.2	-	(11.2)	*
Other expense (income), net	0.1	(0.3)	(0.4)	*
Operating income	13.3	21.4	(8.1)	(37.9)
Interest income	0.8	0.8	-	*
Interest expense	(3.6)	(3.8)	0.2	5.3
Income from continuing operations before income taxes	10.5	18.4	(7.9)	(42.9)
Provision for income taxes	3.8	5.5	1.7	30.9
Income from continuing operations	6.7	12.9	(6.2)	(48.1)
Loss from discontinued operations, net of taxes	(0.1)	(0.2)	0.1	*
Net Income	$6.6	$12.7	$(6.1)	(48.0)

* Not meaningful

Total revenue increased $33.0 million, or $35.0 million in constant currency, in the six months ended June 30, 2014 compared to the same period in 2013. Equipment revenue increased $36.0 million primarily attributable to higher sales from FoodTech. Aftermarket sales contributed $1.8 million of increased revenue from both FoodTech and AeroTech. These increases were partly offset by decreased service revenue.

Operating income decreased by $8.1 million in the six months ended June 30, 2014 compared to the same period in 2013 as a result of the following items:

●

Gross profit increased by $10.9 million. Higher volume contributed $9.3 million to the increase. Improved gross profit margin added $2.6 million to the increase which was driven primarily by favorable project mix and the benefits of strategic pricing initiatives. These increases were partly offset by the impact of unfavorable foreign currency translation.

●

Selling, general and administrative expense increased by $7.1 million compared to the same period in 2013. We incurred $2.6 million of costs related to our management succession and $1.9 million in higher costs related to strategy and pricing consulting services in the first half of 2014. The remaining increase of approximately $4 million was mainly driven by higher general business spending and increased selling related costs consistent with higher revenue. These increases were offset in part by lower long-term incentive compensation costs of $1.5 million.

●

We continued our plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. The total estimated cost of this plan is in the range of $12 million to $13 million. We recorded a total of $11.2 million of restructuring expense in the six months ended June 30, 2014. We anticipate incurring up to $2 million of additional restructuring costs by the end of 2014.

●	Other income, net decreased by $0.4 million primarily due to the absence of gain from disposal of assets recognized in the same period in 2013.

Income tax expense in the six months ended June 30, 2014 reflected an expected effective income tax rate for the full year of 32.8% and is consistent with our full year 2013 tax rate. During the first quarter of 2014, we incurred $0.4 million in tax expense to reflect an uncertain tax position. As of the second quarter of 2014, the effective tax rate does not reflect a tax benefit related to the U.S. research and development tax credit, which expired as of December 31, 2013 and has not been reenacted into law.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended		Favorable /
	June 30,		(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
JBT FoodTech	$309.1	$274.2	$34.9	12.7
JBT AeroTech	136.7	136.6	0.1	0.1
Other revenue and intercompany eliminations	(0.2)	1.8	(2.0)	*
Total revenue	$445.6	$412.6	$33.0	8.0

Income before income taxes
Segment operating profit:
JBT FoodTech	$34.8	$29.1	$5.7	19.6
JBT AeroTech	7.6	6.6	1.0	15.2
Total segment operating profit	42.4	35.7	6.7	18.8
Corporate items:
Corporate expense	(17.9)	(14.3)	(3.6)	(25.2)
Restructuring expense	(11.2)	-	(11.2)	*
Operating income	13.3	21.4	(8.1)	(37.9)

Net interest expense	(2.8)	(3.0)	0.2	6.7
Income from continuing operations before income taxes	$10.5	$18.4	$(7.9)	(42.9)

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency-related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue increased by $34.9 million in the six months ended June 30, 2014 compared to the same period in 2013. The increase was mainly driven by $36.6 million in higher equipment sales. The major contributor to the increased equipment sales was the Freezing and Cooking business where sales increased by $22.4 million, primarily due to growth in Asia and North America.

JBT FoodTech’s operating profit increased by $5.7 million in the six months ended June 30, 2014 compared to the same period in 2013, resulting in an increase in operating margin from 10.6% to 11.3%. This margin expansion was primarily driven by higher volume, favorable project mix and strategic pricing initiatives. These increases were partly offset by higher general business spending and increased selling related costs consistent with higher revenue.

JBT AeroTech

JBT AeroTech’s revenue in the six months ended June 30, 2014 was consistent with the same period in 2013. Sales of gate equipment improved $9.2 million as a result of converting higher backlog of Jetway® passenger boarding bridge and pre-conditioned air equipment. Sales of ground support equipment declined $7.7 million from the prior year period driven by a reduction in sales to air carrier customers partly offset by higher revenues from other customers. The remaining $1.5 million sales decline is mainly due to lower revenues from maintenance contracts in our Airport Services business unit.

JBT AeroTech operating profit increased by $1.0 million during the six months ended June 30, 2014 compared to the same period in 2013, which resulted in an operating margin improvement from 4.8% to 5.6%. The improvement was primarily the result of higher gross profit which was mainly due to favorable product mix in both the gate equipment and ground support equipment product lines.

Corporate Items

Corporate expense increased by $3.6 million in the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily driven by higher costs related to our management succession plan of $2.6 million, and $1.9 million in strategy and pricing consulting expenses. These increases were partly offset by lower incentive compensation costs of $1.5 million.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
JBT FoodTech	$138.2	$162.9	$298.7	$330.9
JBT AeroTech	71.2	88.1	171.6	149.1
Other and intercompany eliminations	(0.2)	(1.3)	(0.2)	1.8
Total inbound orders	$209.2	$249.7	$470.1	$481.8

JBT FoodTech inbound orders for the three months ended June 30, 2014 decreased compared to the same period in 2013. The decrease was primarily attributable to order delays in Automated Systems and longer negotiation cycle for our Canning and Fruit & Juice projects.

JBT AeroTech inbound orders for the three months ended June 30, 2014 decreased compared to the same period in 2013. The decrease was mainly attributable to timing of Jetway® passenger boarding bridge orders which were received earlier in the year.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog

(In millions)	June 30, 2014	December 31, 2013	June 30, 2013
JBT FoodTech	$203.3	$213.7	$226.1
JBT AeroTech	197.7	162.8	126.2
Total order backlog	$401.0	$376.5	$352.3

Order backlog in our JBT FoodTech segment at June 30, 2014 decreased compared to December 31, 2013, mainly as the result of lower ordering activities from Freezing and Cooking products in Asia.

Order backlog in our JBT AeroTech segment at June 30, 2014 increased compared to December 31, 2013, primarily driven by increased demand from global airports and seasonal build of deicer orders.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of June 30, 2014, or cash plus borrowings capacity was $188.8 million. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, dividends, authorized share repurchases, acquisitions and other financing requirements. We are not aware of any circumstances that are likely to result in our required liquidity increasing or decreasing materially in the near-term.

At June 30, 2014, we held €35 million (approximately $48 million) in a notary account for the purpose of an acquisition that took place in July 2014.

As of June 30, 2014, we had $63.7 million of cash and cash equivalents, $38.3 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisition arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary is outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at June 30, 2014 was $74.6 million. During 2014, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the six months ended June 30, 2014 and 2013 were as follows:

(In millions)	2014	2013
Cash provided by continuing operating activities	$20.3	$30.5
Cash required by investing activities	(17.7)	(12.9)
Cash provided (required) by financing activities	33.4	(92.9)
Net cash required by discontinued operations	(0.3)	(0.7)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.4)	(2.0)
Increase (decrease) in cash and cash equivalents	$34.3	$(78.0)

Cash provided by continuing operating activities during the six months ended June 30, 2014 was $20.3 million, representing a $10.2 million decrease compared to 2013. The change in operating cash flows was primarily attributable to the lower level of advanced payments received during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. We received fewer large value orders, which tend to require higher advanced payments, during the first six months of 2014 compared to same period in 2013. We expect to contribute approximately $14 million to our U.S. qualified pension plan as well as other pension and postretirement benefit plans during the rest of 2014. We also expect to make cash payments of approximately $8 million under our restructuring plan during the remainder of 2014.

Cash required by investing activities during the six months ended June 30, 2014 was $17.7 million, an increase of $4.8 million compared to the same period in 2013. The increase was due to acquisition spending of $1.7 million that occurred during the first quarter of 2014, coupled with higher capital expenditures. Much of our capital spending supports the maintenance and upgrading of our installed base of leased equipment. We anticipate spending a total of approximately $19 million on construction of a new JBT FoodTech plant in Lakeland, Florida to replace the existing plant in the same area. We spent approximately $7 million on this project in 2013. We spent an additional $4 million on the project during the first six months of 2014, and expect to spend approximately $7 million in the remainder of 2014 and $1 million in 2015 to complete this project.

Cash provided by financing activities during the six months ended June 30, 2014 was $33.4 million compared to cash required of $92.9 million in the same period in 2013. The change in financing cash flow was primarily driven by borrowing against our 5-year revolving credit facility to provide the funding required for an acquisition that closed in July 2014.

Financing Arrangements

We have a $300 million 5-year revolving credit facility that expires on November 30, 2017. Borrowings under the credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. As of June 30, 2014, we had $60.3 million drawn on the credit facility.

We have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments. We are currently evaluating our alternatives with regard to satisfying this obligation in 2015, including borrowing under our existing revolving credit facility, entering into a new fixed rate facility, and other alternatives.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that had a first installment payment of $2.0 million which was made on February 21, 2014, and requires a second installment payment that is due at maturity on August 20, 2014. The second loan was a Brazilian real denominated loan with an outstanding balance of Br7.2 million (approximately $3.3 million) as of June 30, 2014 and bears an annual interest rate of 5.5%. The first principal payment on this loan was made on May 15, 2014, with equal monthly payments continuing for 24 months thereafter.

We have several credit facilities in China and India under which we have drawn $0.6 million and have $12.2 million of additional available funds as of June 30, 2014.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At June 30, 2014, we were in compliance with all covenants of our contractual obligations.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our restrictive covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

Outlook

For the full year, we anticipate revenue growth to be in the mid-single digit range. We expect total segment operating profit in 2014 to improve slightly relative to 2013. However we expect full-year corporate expenses to be greater than 2013 due to higher setup costs associated with our U.S. back-office consolidation initiative and additional costs associated with business acquisition activities. For the full year 2014, we project adjusted diluted earnings per share to be in the range of $1.45 - $1.55. On a GAAP basis, diluted earnings per share is expected to be in the range of $0.95 - $1.05.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting estimates. During the six months ended June 30, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014. We have concluded that our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and cash flows for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

August 8, 2014

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended June 30, 2014.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended June 30, 2014.

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

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Rattigan
Megan J. Rattigan
Controller and duly authorized officer

Date: August 8, 2014

EXHIBIT INDEX

Number in Exhibit Table	Description

3.1*	Amendment to Amended and Restated Bylaws of John Bean Technologies, Inc. dated May 13, 2014.

10.12 K*	Fifth Amended and Restated John Bean Technologies Corporation Savings and Investment Plan.

10.12 L*	Sixth Amended and Restated John Bean Technologies Corporation Savings and Investment Plan.

10.12 M*	Seventh Amended and Restated John Bean Technologies Corporation Savings and Investment Plan.

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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