Form 10-Q
period 2014-09-30
John Bean Technologies CORP
filed 2014-11-10
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Stock, par value $0.01 per share	29,120,327

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated statements of income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2014	2013	2014	2013
Revenue	$243.2	$233.5	$688.8	$646.1
Operating expenses:
Cost of sales	179.0	179.3	504.3	482.5
Selling, general and administrative expense	43.5	39.2	132.0	120.6
Research and development expense	3.4	3.7	10.6	10.6
Restructuring expense	1.3	-	12.5	-
Other (income) expense, net	0.8	(0.3)	0.9	(0.6)
Operating income	15.2	11.6	28.5	33.0
Interest income	0.3	0.6	1.1	1.4
Interest expense	(2.0)	(1.8)	(5.6)	(5.6)
Income from continuing operations before income taxes	13.5	10.4	24.0	28.8
Provision for income taxes	4.5	3.0	8.3	8.5
Income from continuing operations	9.0	7.4	15.7	20.3
Loss from discontinued operations, net of taxes	-	(0.6)	(0.1)	(0.8)
Net income	$9.0	$6.8	$15.6	$19.5

Basic earnings per share:
Income from continuing operations	$0.30	$0.25	$0.53	$0.69
Loss from discontinued operations	-	(0.02)	-	(0.02)
Net income	$0.30	$0.23	$0.53	$0.67
Diluted earnings per share:
Income from continuing operations	$0.30	$0.25	$0.53	$0.68
Loss from discontinued operations	-	(0.02)	(0.01)	(0.02)
Net income	$0.30	$0.23	$0.52	$0.66
Cash dividends declared per share	$0.09	$0.09	$0.27	$0.25

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net income	$9.0	$6.8	$15.6	$19.5
Other comprehensive income (loss)
Foreign currency translation adjustments	(12.3)	3.6	(12.7)	(3.5)
Pension and other postretirement benefits adjustments, net of tax	0.4	0.8	1.4	1.9
Other comprehensive income (loss)	(11.9)	4.4	(11.3)	(1.6)
Comprehensive income (loss)	$(2.9)	$11.2	$4.3	$17.9

The accompanying notes are an integral part of the condensed consolidated financial statements.

 JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$23.3	$29.4
Trade receivables, net of allowances of $2.7 and $3.7, respectively	155.1	186.4
Inventories	138.6	117.6
Other current assets	71.0	63.2
Total current assets	388.0	396.6
Property, plant and equipment, net of accumulated depreciation of $237.0 and $241.9, respectively	137.6	132.7
Goodwill	48.5	30.8
Intangible assets, net	41.3	21.4
Other assets	33.0	39.7
Total Assets	$648.4	$621.2

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$4.4	$6.3
Accounts payable, trade and other	88.8	88.1
Advance and progress payments	95.6	88.3
Other current liabilities	112.1	94.9
Total current liabilities	300.9	277.6
Long-term debt, less current portion	122.9	94.1
Accrued pension and other postretirement benefits, less current portion	32.5	52.5
Deferred income taxes	15.2	10.9
Other liabilities	25.1	31.7
Stockholders' equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2014: 29,138,162 issued and 29,120,327 outstanding; 2013: 28,979,080 issued and outstanding	0.3	0.3
Common stock held in treasury, at cost; 2014: 17,835 shares	(0.5)	-
Additional paid-in capital	69.5	67.7
Retained earnings	153.9	146.5
Accumulated other comprehensive loss	(71.4)	(60.1)
Total stockholders' equity	151.8	154.4
Total Liabilities and Stockholders' Equity	$648.4	$621.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2014	2013
Cash Flows From Operating Activities:
Net income	$15.6	$19.5
Loss from discontinued operations, net of income taxes	0.1	0.8
Income from continuing operations	15.7	20.3
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	18.7	18.8
Stock-based compensation	5.6	5.1
Other	1.9	0.1
Changes in operating assets and liabilities:
Trade receivables, net	30.4	45.9
Inventories	(24.5)	(37.2)
Accounts payable, trade and other	3.1	(4.5)
Advance and progress payments	8.8	18.1
Other assets and liabilities, net	(10.2)	(17.7)
Cash provided by continuing operating activities	49.5	48.9
Net cash required by discontinued operating activities	(0.4)	(0.5)
Cash provided by operating activities	49.1	48.4

Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(37.6)	-
Capital expenditures	(28.0)	(20.8)
Proceeds from disposal of assets	1.3	0.7
Cash required by investing activities	(64.3)	(20.1)

Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	1.8	(0.5)
Net proceeds (payments) on credit facilities	30.5	(89.0)
Repayment of long-term debt	(5.2)	(0.1)
Issuance of long-term debt	-	8.0
Excess tax benefits	1.0	0.3
Tax withholdings on stock-based compensation awards	(3.5)	(2.3)
Purchase of stock held in treasury	(1.8)	(0.2)
Dividends	(8.1)	(7.5)
Other	-	(0.1)
Cash provided (required) by financing activities	14.7	(91.4)

Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	(0.3)

Decrease in cash and cash equivalents	(6.1)	(63.4)
Cash and cash equivalents, beginning of period	29.4	99.0
Cash and cash equivalents, end of period	$23.3	$35.6

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

Recently issued accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for JBT as of January 1, 2017. We are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2. Acquisition

On July 1, 2014, we completed the acquisition of the outstanding shares of ICS Solutions, a subsidiary of Stork Food & Dairy Systems B.V., for cash consideration of $35.7 million, which is net of cash acquired of $10.0 million. We funded this acquisition with cash on hand as well as borrowings against our revolving line of credit. ICS Solutions, located in Amsterdam, The Netherlands and Gainesville, Georgia (U.S.A.), is a worldwide leader in the engineering, installation and servicing of high-capacity food preservation equipment. While the acquisition will not have a material impact to the Company’s earnings in fiscal year 2014, it is a strategically important acquisition for JBT.  ICS Solutions’ Hydromatic continuous sterilizer is complementary to JBT’s product portfolio of fillers, seamers and in-container sterilization technologies.  With this acquisition, JBT will leverage its worldwide presence and provide a complete range of high-capacity, in-container sterilization solutions to its customers in the growing global beverage, dairy and canning industries.  In addition, this acquisition will allow JBT to improve operational effectiveness as well as enhance sales and service support for its customers through the combination of the businesses.

This acquisition has been accounted for as a purchase business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the fair value of net assets has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to expected synergistic benefits from the expansion of our in-container product portfolio. Approximately $4 million of the goodwill is expected to be deductible for tax purposes.

Because the transaction was completed in the third quarter, the purchase accounting is preliminary as the analysis of deferred taxes related to this acquisition is still being assembled and reviewed. The following table summarizes the fair values of the assets acquired, liabilities assumed and the resulting goodwill at the date of the acquisition. These amounts are subject to adjustment if additional information is obtained regarding the assets and liabilities within the measurement period (not to exceed 12 months from acquisition date).

(In millions)
Assets:
Cash	$10.0
Accounts receivable	2.3
Inventories	0.4
Property, plant and equipment	0.1
Intangible assets:
Customer relationship	15.7
Other intangible assets	8.2
Total assets	$36.7

Liabilities:
Accounts payable	1.3
Deferred revenue	2.3
Other liabilities	2.1
Deferred taxes	4.1
Total liabilities	9.8

Total purchase price	$45.7

Goodwill	$18.8

The customer relationship and other intangible assets will be amortized over a weighted-average useful life of approximately 12 years.

ICS Solutions pro forma financial information is not material to our consolidated results and therefore not presented.

Note 3. Goodwill and intangible Assets

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2013	$22.9	$7.9	$30.8
Acquisition	18.8	-	18.8
Currency translation	(0.9)	(0.2)	(1.1)
Balance as of September 30, 2014	40.8	7.7	48.5

Intangible assets consisted of the following:

	September 30, 2014		December 31, 2013
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$35.6	$12.0	$20.8	$11.2
Patents and acquired technology	31.6	22.9	26.6	25.3
Trademarks	15.2	8.4	16.1	7.6
Other	5.3	3.1	4.4	2.4
Total intangible assets	$87.7	$46.4	$67.9	$46.5

As a result of the ICS Solutions acquisition, annual intangible asset amortization expense is expected to increase by approximately $1.5 million and $1.8 million for 2014 and 2015, respectively.

Note 4. Inventories

Inventories consisted of the following:

(In millions)	September 30, 2014	December 31, 2013
Raw materials	$59.3	$59.9
Work in process	61.4	41.7
Finished goods	85.3	80.5
Gross inventories before LIFO reserves and valuation adjustments	206.0	182.1
LIFO reserves and valuation adjustments	(67.4)	(64.5)
Net inventories	$138.6	$117.6

Note 5. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$0.4	$0.4	$1.3	$1.3	$-	$0.1	$-	$0.1
Interest cost	3.6	3.4	11.0	10.2	0.1	-	0.3	0.2
Expected return on plan assets	(4.9)	(4.5)	(14.8)	(13.5)	-	-	-	-
Amortization of prior service (credit) cost	-	0.1	0.1	0.1	-	(0.1)	-	(0.3)
Amortization of net actuarial losses	0.8	1.1	2.1	3.2	(0.1)	-	-	-
Settlements	-	-	0.2	-	-	-	(0.1)	-
Net periodic cost (benefit)	$(0.1)	$0.5	$(0.1)	$1.3	$-	$-	$0.2	$-

We expect to contribute $17 million to our U.S. qualified pension plan as well as other pension and postretirement benefit plans in 2014; we contributed $9.2 million during the nine months ended September 30, 2014.

Note 6. accumulated other comprehensive income (loss)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2014 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, June 30, 2014	$(59.0)	$(0.5)	$(59.5)
Other comprehensive income before reclassification	-	(12.3)	(12.3)
Amounts reclassified from accumulated other comprehensive income	0.4	-	0.4
Ending balance, September 30, 2014	$(58.6)	$(12.8)	$(71.4)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2014, were $0.7 million in selling, general and administrative expense net of $0.3 million in provision for income taxes.

Changes in the AOCI balances for the nine months ended September 30, 2014 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2013	$(60.0)	$(0.1)	$(60.1)
Other comprehensive income before reclassification	-	(12.7)	(12.7)
Amounts reclassified from accumulated other comprehensive income	1.4	-	1.4
Ending balance, September 30, 2014	$(58.6)	$(12.8)	$(71.4)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2014, which includes prior period settlements, were $2.3 million in selling, general and administrative expense net of $0.9 million in provision for income taxes.

Note 7. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2014	2013	2014	2013
Basic earnings per share:
Income from continuing operations	$9.0	$7.4	$15.7	$20.3
Weighted average number of shares outstanding	29.6	29.2	29.5	29.2
Basic earnings per share from continuing operations	$0.30	$0.25	$0.53	$0.69
Diluted earnings per share:
Income from continuing operations	$9.0	$7.4	$15.7	$20.3
Weighted average number of shares outstanding	29.6	29.2	29.5	29.2
Effect of dilutive securities:
Restricted stock	0.3	0.5	0.3	0.4
Total shares and dilutive securities	29.9	29.7	29.8	29.6
Diluted earnings per share from continuing operations	$0.30	$0.25	$0.53	$0.68

Note 8. Derivative Financial Instruments and Risk Management

Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging foreign currency risks for certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Many of our sales and purchase contracts are written contemplating this risk and therefore contain embedded derivatives, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years. We do not apply hedge accounting for these forward foreign exchange contracts. As of September 30, 2014, we held forward foreign exchange contracts with an aggregate notional value of $334.2 million.

The following table presents the fair value of foreign currency derivatives included within the condensed consolidated balance sheets:

	As of September 30, 2014		As of December 31, 2013
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$7.0	$5.0	$5.8	$3.0
Other assets / liabilities	2.8	-	2.6	0.6
Total	$9.8	$5.0	$8.4	$3.6

Refer to Note 9. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible in order to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. As a result, we present our derivatives at gross fair values in the condensed consolidated balance sheets. As of September 30, 2014 and December 31, 2013, information related to these offsetting arrangements was as follows:

(in millions)	As of September 30, 2014
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$9.8	$-	$9.8	$(3.6)	$6.2

Offsetting of Liabilities	As of September 30, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$5.0	$-	$5.0	$(3.6)	$1.4

(in millions)	As of December 31, 2013
Offsetting of Assets				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$8.4	$-	$8.4	$(2.9)	$5.5

Offsetting of Liabilities	As of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments	Net Amount
Derivatives	$3.6	$-	$3.6	$(2.9)	$0.7

The following table presents the location and amount of gain (loss) from derivatives and the remeasurement of assets and liabilities in foreign currencies, as well as the net impact recognized in the condensed consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2014	2013	2014	2013
Foreign exchange contracts	Revenue	$1.0	$(0.6)	$(0.5)	$0.9
Foreign exchange contracts	Cost of sales	(0.5)	(0.3)	0.3	(0.4)
Foreign exchange contracts	Other income, net	(0.1)	(0.1)	-	(0.5)
Total		0.4	(1.0)	(0.2)	-
Remeasurement of assets and liabilities in foreign currencies		0.5	(0.6)	1.4	(0.6)
Net gain (loss) on foreign currency transactions		$0.9	$(1.6)	$1.2	$(0.6)

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

Note 9. Fair Value of Financial Instruments

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2014				As of December 31, 2013
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.2	$12.2	$-	$-	$11.9	$11.9	$-	$-
Derivatives	$9.8	-	9.8	-	$8.4	-	8.4	-
Total assets	$22.0	$12.2	$9.8	$-	$20.3	$11.9	$8.4	$-
Liabilities:
Derivatives	$5.0	$-	$5.0	$-	$3.6	$-	$3.6	$-

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported in other assets on the condensed consolidated balance sheets. Investments include immaterial unrealized gains as of September 30, 2014 and December 31, 2013.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of September 30, 2014		As of December 31, 2013
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$78.5	$75.0	$80.7
Revolving credit facility, expires November 30, 2017	46.9	46.9	16.5	16.5
Brazilian loan due August 20, 2014	-	-	4.0	4.0
Brazilian loan due April 15, 2016	2.6	2.3	3.4	2.9
Foreign credit facilities	2.8	2.8	1.0	1.0
Other	-	-	0.5	0.5

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

Note 10. Commitments and Contingencies

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $91 million at September 30, 2014, represent guarantees of our future performance. We also have provided approximately $10 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. As of September 30, 2014, the gross value of such arrangements was $14.4 million, of which our net exposure under such guarantees is $1.9 million. However, we generally retain recourse to the equipment sold.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of period	$9.6	$6.6	$10.1	$7.3
Expense for new warranties	2.4	3.2	6.6	8.4
Adjustments to existing accruals	-	-	(0.7)	(0.6)
Claims paid	(2.5)	(2.7)	(6.5)	(8.0)
Balance at end of period	$9.5	$7.1	$9.5	$7.1

Note 11. Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Revenue
JBT FoodTech	$146.8	$149.0	$455.9	$423.2
JBT AeroTech	95.1	86.0	231.8	222.6
Other revenue (1) and intercompany eliminations	1.3	(1.5)	1.1	0.3
Total revenue	$243.2	$233.5	$688.8	$646.1
Income before income taxes
Segment operating profit:
JBT FoodTech	$14.8	$13.9	$49.6	$43.0
JBT AeroTech	9.7	7.2	17.3	13.8
Total segment operating profit	24.5	21.1	66.9	56.8
Corporate items:
Corporate expense (2)	(8.0)	(9.5)	(25.9)	(23.8)
Restructuring expense (3)	(1.3)	-	(12.5)	-
Operating income	15.2	11.6	28.5	33.0

Net interest expense	(1.7)	(1.2)	(4.5)	(4.2)
Income from continuing operations before income taxes	$13.5	$10.4	$24.0	$28.8

________________

(1)	Other revenue is comprised of certain gains and losses related to foreign exchange exposures.

(2)

Corporate expense generally includes corporate staff costs, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(3)	Refer to Note 12.

NOTE 12. RESTRUCTURING

Restructuring costs primarily consist of employee separation benefits under our existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs, asset impairment charges and other costs that are associated with restructuring actions. Certain restructuring charges are accrued prior to payments made in accordance with applicable guidance. For such charges, the amounts are determined based on estimates prepared at the time the restructuring actions were approved by management.

During the fourth quarter of 2013, we implemented a restructuring plan that included management changes both in the U.S. and in non-U.S. subsidiaries. We incurred severance costs of $1.6 million in connection with this plan in the fourth quarter of 2013. We expect to complete the plan within 2014.

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing the Company’s general and administrative infrastructure. The total estimated cost in connection with this plan is approximately $14 million. Payments required under this plan are expected to be made during the remainder of 2014 and in 2015.

Additional information regarding the restructuring activities is presented in the tables below:

(In millions)
	Charges incurred during the three months ended September 30,		Charges incurred during the nine months ended September 30,
	2014	2013	2014	2013
Severance and related expense	$0.4	$-	$9.8	$-
Asset write-offs	-	-	0.5	-
Other	0.9	-	2.2	-
Total Restructuring charges	$1.3	$-	$12.5	$-

While restructuring charges are excluded from our calculation of segment operating profit, the table below presents the restructuring charges associated with each segment and with corporate activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013

JBT FoodTech	$0.4	$-	$9.9	$-
JBT AeroTech	0.3	-	1.4	-
Corporate	0.6	-	1.2	-
Total Restructuring charges	$1.3	$-	$12.5	$-

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activity in 2014:

	Balance as of	Charged to	Payments Made	Balance as of
(In millions)	December 31, 2013	Earnings	/Charges Applied	September 30, 2014
Severance and related expense	$1.6	$9.8	$(3.7)	$7.7
Asset write-offs	-	0.5	(0.5)	-
Other	-	2.2	(2.2)	-
Total	$1.6	$12.5	$(6.4)	$7.7

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

Non-GAAP Financial Measures

The results for the three and nine months ended September 30, 2014 and 2013 include several items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013

Income from continuing operations as reported	$9.0	$7.4	$15.7	$20.3

Non-GAAP adjustments
Restructuring expense	1.3	-	12.5	-
Management succession costs	0.8	0.9	3.4	1.2
Strategy and pricing consulting	0.4	-	2.3	-

Impact on tax provision from Non-GAAP adjustments	(0.8)	(0.3)	(5.6)	(0.4)
Adjusted income from continuing operations	$10.7	$8.0	$28.3	$21.1

(In millions, except per share data)

Income from continuing operations as reported	9.0	7.4	15.7	20.3
Total shares and dilutive securities	29.9	29.7	29.8	29.6
Diluted earnings per share from continuing operations	$0.30	$0.25	$0.53	$0.68

Adjusted income from continuing operations	10.7	8.0	28.3	21.1
Total shares and dilutive securities	29.9	29.7	29.8	29.6
Adjusted diluted earnings per share from continuing operations	$0.36	$0.27	$0.95	$0.71

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue	$243.2	$233.5	$9.7	4.2
Cost of sales	179.0	179.3	0.3	0.2
Gross profit	64.2	54.2	10.0	18.5
Selling, general and administrative expense	43.5	39.2	(4.3)	(11.0)
Research and development expense	3.4	3.7	0.3	8.1
Restructuring expense	1.3	-	(1.3)	*
Other expense (income), net	0.8	(0.3)	(1.1)	*
Operating income	15.2	11.6	3.6	31.0
Interest income	0.3	0.6	(0.3)	(50.0)
Interest expense	(2.0)	(1.8)	(0.2)	(11.1)
Income from continuing operations before income taxes	13.5	10.4	3.1	29.8
Provision for income taxes	4.5	3.0	(1.5)	(50.0)
Income from continuing operations	9.0	7.4	1.6	21.6
Loss from discontinued operations, net of taxes	-	(0.6)	0.6	*
Net income	$9.0	$6.8	$2.2	32.4

____________

* Not meaningful

Total revenue increased $9.7 million and $12.0 million in constant currency in the third quarter of 2014 compared to the same period in 2013. FoodTech aftermarket revenue and AeroTech equipment sales drove the increase.

Operating income increased by $3.6 million compared to the same period in 2013 as a result of the following items:

●

Gross profit increased by $10.0 million. Higher sales volume contributed approximately $3 million to the increase. Profit margin expansion accounted for approximately $7 million of the increase, which was mainly attributable to the benefits of cost reduction and strategic pricing initiatives implemented in the beginning of 2014. Favorable product mix also contributed to the margin expansion.

●

Selling, general and administrative expense increased by $4.3 million compared to the same period in 2013. This increase is driven by higher selling-related expenses consistent with higher revenue and increased general business spending partly as the result of additional salary for newly acquired businesses.

●

We continued our plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. The total estimated cost of this plan is approximately $14 million with $12.5 million recorded during the first nine months of 2014. We incurred restructuring costs related to this plan of $1.3 million in the third quarter of 2014.

●	Other expense, net, increased by $1.1 million mainly due to incremental acquisition- related costs and lower investment income compared to the same period in 2013.

Interest income decreased in the third quarter of 2014 compared to the same period in 2013 mainly driven by decreased interest rates during the third quarter of 2014. Interest expense increased slightly due to higher borrowing costs in the third quarter of 2014 compared to the same period in 2013.

Income tax expense in the third quarter of 2014 reflected an expected effective income tax rate of 32.6% and $0.2 million in incremental tax expense reflecting the determination of higher tax liabilities in previous years. Income tax expense in the third quarter of 2013 reflected an effective income tax rate of 34.0% and $0.6 million in incremental tax benefits reflecting the determination of lower tax liabilities in previous years.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
JBT FoodTech	$146.8	$149.0	$(2.2)	(1.5)
JBT AeroTech	95.1	86.0	9.1	10.6
Other revenue and intercompany eliminations	1.3	(1.5)	2.8	*
Total revenue	$243.2	$233.5	$9.7	4.2
Income before income taxes
Segment operating profit:
JBT FoodTech	$14.8	$13.9	$0.9	6.5
JBT AeroTech	9.7	7.2	2.5	34.7
Total segment operating profit	24.5	21.1	3.4	16.1
Corporate items:
Corporate expense	(8.0)	(9.5)	1.5	15.8
Restructuring expense	(1.3)	-	(1.3)	*
Operating income	15.2	11.6	3.6	31.0

Net interest expense	(1.7)	(1.2)	(0.5)	(41.7)
Income from continuing operations before income taxes	$13.5	$10.4	$3.1	29.8

___________

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency-related gains and losses, LIFO adjustments, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue decreased by $2.2 million in the third quarter of 2014 compared to the same period in 2013 but increased by $0.5 million in constant currency. Product revenue decreased by $9.6 million primarily attributable to lower sales volume in the freezing and protein processing product lines in the North America and Asia Pacific regions, and lower sales volume in the in-container product lines. The decrease was partly offset by higher recurring revenue including higher aftermarket revenue of $8.8 million from higher parts and project sales in the freezing and protein processing as well as in-container product lines.

JBT FoodTech’s operating profit increased by $0.9 million in the third quarter of 2014 compared to the same period in 2013. The increase in operating profit was mainly driven by gross margin improvement which contributed to $4.9 million higher profits. Gross margin improvement was driven by strategic pricing and cost savings initiatives implemented throughout 2014. These improvements were offset by a $3.9 million increase in selling, general and administrative expenses that was mainly attributable to the increased headcount as a result of acquired businesses, investment in growing markets and other benefit costs.

JBT AeroTech

JBT AeroTech's revenue increased by $9.1 million in the third quarter of 2014 compared to the same period in 2013. The improvement was mainly driven by higher gate equipment sales primarily as a result of converting higher backlog of pre-conditioned air equipment. Higher sales of Jetway® passenger boarding bridges also contributed to the improvement.

JBT AeroTech’s operating profit increased by $2.5 million in the third quarter of 2014 compared to the same period in 2013. Operating margin increased from 8.4% in the prior year quarter to 10.2% in the current year period. Higher sales volume accounted for $1.7 million of the improvement while higher gross margin contributed $1.1 million as gross profit margins increased by 100 basis points, primarily as a result of favorable product mix. These increases were offset partly by $0.4 million of higher selling, general and administrative expense.

Corporate Items

Corporate expense decreased by $1.5 million in the third quarter of 2014 compared to the same period in 2013 mainly as the result of $0.9 million in foreign currency gains versus $1.6 million foreign currency loss in 2013.We incurred $1.0 million of higher consulting expenses and $0.6 million in incremental acquisition-related costs which were offset by lower long-term incentive compensation and pension expenses.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue	$688.8	$646.1	$42.7	6.6
Cost of sales	504.3	482.5	(21.8)	(4.5)
Gross profit	184.5	163.6	20.9	12.8
Selling, general and administrative expense	132.0	120.6	(11.4)	(9.5)
Research and development expense	10.6	10.6	-	-
Restructuring expense	12.5	-	(12.5)	*
Other expense (income), net	0.9	(0.6)	(1.5)	*
Operating income	28.5	33.0	(4.5)	(13.6)
Interest income	1.1	1.4	(0.3)	(21.4)
Interest expense	(5.6)	(5.6)	-	-
Income from continuing operations before income taxes	24.0	28.8	(4.8)	(16.7)
Provision for income taxes	8.3	8.5	0.2	2.4
Income from continuing operations	15.7	20.3	(4.6)	(22.7)
Loss from discontinued operations, net of taxes	(0.1)	(0.8)	0.7	(87.5)
Net Income	$15.6	$19.5	$(3.9)	(20.0)

____________

* Not meaningful

Total revenue increased $42.7 million, or $47.1 million in constant currency, in the nine months ended September 30, 2014 compared to the same period in 2013. Equipment revenue increased $38.4 million driven by higher sales from both FoodTech and AeroTech. Aftermarket sales contributed $9.7 million of increased revenue mainly attributable to FoodTech. These increases were partly offset by decreased service revenue.

Despite higher revenue, operating income decreased by $4.5 million in the nine months ended September 30, 2014 compared to the same period in 2013 as a result of the following items:

●

Gross profit increased by $20.9 million. Higher volume contributed $11.9 million to the increase. Improved gross profit margin added $10.5 million to the increase which was primarily attributable to the benefits of costs saving and strategic pricing initiatives implemented throughout 2014.

●

Selling, general and administrative expense increased by $11.4 million, compared to the same period in 2013. Approximately $9 million of the increase was attributable to higher selling-related expenses consistent with higher revenue and increased general business spending partly as the result of additional salary for newly acquired businesses. We incurred $2.3 million in higher costs related to strategic pricing consulting services and incremental costs of $2.2 million related to our management succession. These increases were offset in part by lower long-term incentive compensation and pension costs of approximately $2 million.

●

We continued our plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. The total estimated cost of this plan is approximately $14 million. We recorded a total of $12.5 million of restructuring expense in the nine months ended September 30, 2014.

●	Other expense, net, increased by $1.5 million mainly due to incremental acquisition-related costs and lower investment income compared to the same period in 2013.

Income tax expense in the nine months ended September 30, 2014 reflected an expected effective income tax rate for the full year of 32.6%. During the first quarter of 2014, we incurred $0.4 million in tax expense to reflect an uncertain tax position. As of the third quarter of 2014, the effective tax rate does not reflect a tax benefit related to the U.S. research and development tax credit, which expired as of December 31, 2013 and has not been reenacted into law.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
JBT FoodTech	$455.9	$423.2	$32.7	7.7
JBT AeroTech	231.8	222.6	9.2	4.1
Other revenue and intercompany eliminations	1.1	0.3	0.8	*
Total revenue	$688.8	$646.1	$42.7	6.6
Income before income taxes
Segment operating profit:
JBT FoodTech	$49.6	$43.0	$6.6	15.3
JBT AeroTech	17.3	13.8	3.5	25.4
Total segment operating profit	66.9	56.8	10.1	17.8
Corporate items:
Corporate expense	(25.9)	(23.8)	(2.1)	(8.8)
Restructuring expense	(12.5)	-	(12.5)	*
Operating income	28.5	33.0	(4.5)	(13.6)

Net interest expense	(4.5)	(4.2)	(0.3)	(7.1)
Income from continuing operations before income taxes	$24.0	$28.8	$(4.8)	(16.7)

___________

* Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, foreign currency-related gains and losses, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue increased by $32.7 million, or $37.9 million in constant currency, in the nine months ended September 30, 2014 compared to the same period in 2013. The increase was mainly driven by $27.0 million in higher equipment sales. The major contributor to the increased equipment sales was the freezing and protein processing business where sales increased by $16.6 million, primarily due to higher sales in Europe and Asia. The in-container, fruit and juice solutions and automated systems businesses also reported higher equipment sales. Aftermarket sales increased by $9.7 million due principally to growth in aftermarket project and parts sales in the freezing and protein processing product lines in North America and Europe.

JBT FoodTech’s operating profit increased by $6.6 million, or $7.8 million in constant currency, in the nine months ended September 30, 2014 compared to the same period in 2013. Higher sales volume contributed $11.4 million to the increase. Margin expansion, reflecting the benefits from cost saving and strategic pricing initiatives implemented throughout 2014, contributed $5.3 million to the increased profit. These improvements were offset by a more than $8 million increase in selling, general and administrative expenses that was driven mainly by higher sales commission, increased headcount primarily attributable to the acquired businesses and other benefit costs.

JBT AeroTech

JBT AeroTech’s revenue in the nine months ended September 30, 2014 increased $9.2 million compared to the same period in 2013. Sales of gate equipment improved $19.0 million as a result of converting higher beginning backlog of Jetway® passenger boarding bridges and pre-conditioned air equipment. Sales of ground support equipment declined $7.6 million from the prior year period driven by a reduction in sales to air carrier customers partly offset by higher revenue from other customers. The remaining $2.2 million sales decline was mainly due to lower revenues from maintenance contracts in our airport services business unit.

JBT AeroTech operating profit increased by $3.5 million during the nine months ended September 30, 2014 compared to the same period in 2013, which resulted in an operating margin improvement from 6.2% to 7.5%. Higher sales volume accounted for $1.5 million of the improvement. Gross profit margin improved by 155 basis points, which accounted for $2.6 million in higher profit, and was mainly the result of favorable product mix in both the gate equipment and ground support equipment product lines. Partly offsetting the profit improvement was an increase in selling, general and administrative expenses.

Corporate Items

Corporate expense increased by $2.1 million in the nine months ended September 30, 2014 compared to the same period in 2013. The increase was primarily driven by higher costs related to our management succession plan of $2.2 million and $2.3 million in strategic pricing consulting expenses. These increases were partly offset by lower long-term incentive compensation and pension costs of $2.8 million.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period. Inbound orders were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
JBT FoodTech	$151.7	$146.3	$450.4	$477.2
JBT AeroTech	110.8	102.7	282.4	251.8
Other and intercompany eliminations	1.3	(1.5)	1.1	0.3
Total inbound orders	$263.8	$247.5	$733.9	$729.3

JBT FoodTech inbound orders for the three months ended September 30, 2014 increased $5.4 million compared to the same period in 2013. The increase was mainly driven by higher order activity in our freezing and protein processing business in North America due to favorable poultry market conditions. The fruit and juice solutions business also contributed to inbound order growth. These improvements were offset by lower order activity in freezing and protein processing businesses in Europe and Asia as well as in the automated systems business.

JBT AeroTech inbound orders for the three months ended September 30, 2014 increased $8.1 million compared to the same period in 2013. The increase was mainly attributable to higher orders in ground support equipment partly offset by lower gate equipment orders. The year over year comparison is impacted by a large multi-year order for pre-conditioned air equipment received in the prior year.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog

(In millions)	September 30, 2014	December 31, 2013	September 30, 2013
JBT FoodTech	$213.9	$213.7	$223.4
JBT AeroTech	213.4	162.8	142.9
Total order backlog	$427.3	$376.5	$366.3

Order backlog in our JBT AeroTech segment at September 30, 2014 increased $50.6 million compared to December 31, 2013, primarily driven by increased demand from global airports and the seasonal build of deicer orders.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of September 30, 2014, or cash plus borrowing capacity under our revolving credit facility, was $192.8 million. The cash flows generated by our operations and the revolving credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, dividends, authorized share repurchases, acquisitions and other investing and financing requirements. We are not aware of any circumstances that are likely to result in our required liquidity increasing or decreasing materially in the near-term.

As of September 30, 2014, we had $23.3 million of cash and cash equivalents, $17.5 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restrictions on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary is outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at September 30, 2014 was $85.4 million. During 2014, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Defined Benefit Pension Plan

We have defined benefit pension plans that cover certain domestic and international employees. Our largest single pension plan is the U.S. qualified plan. At December 31, 2013, this plan accounted for 84% of our consolidated defined benefit pension plans’ projected benefit obligation and 96% of the related plans’ assets. During October 2014, the Society of Actuaries finalized new actuarial tables for applying mortality assumptions to measure qualified defined benefit plan and other post-employment benefit obligations. These new mortality assumptions, which indicate the current rate of mortality observed in the portion of the U.S. population, represent a change from the mortality assumptions that we currently use for purposes of financial reporting and that we are required to use for regulatory funding purposes. Our preliminary analysis of the impact of the revised mortality tables, when fully implemented for accounting and plan funding purposes, estimates an increase of approximately $22 million in pension and postretirement liabilities and approximately $1.5 million in annual pension and postretirement expense and may result in higher pension funding requirements in future periods depending upon the funded status of our pension plans. These expectations presume all other assumptions remain constant and there are no changes to applicable funding regulations.

Cash Flows

Cash flows for the nine months ended September 30, 2014 and 2013 were as follows:

(In millions)	2014	2013
Cash provided by continuing operating activities	$49.5	$48.9
Cash required by investing activities	(64.3)	(20.1)
Cash provided (required) by financing activities	14.7	(91.4)
Net cash required by discontinued operations	(0.4)	(0.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	(0.3)
Decrease in cash and cash equivalents	$(6.1)	$(63.4)

Despite lower net income, cash provided by continuing operating activities during the nine months ended September 30, 2014 was $49.5 million, relatively flat compared to the same period in 2013. This result reflected lower investment in inventory partly offset by lower growth of advanced payments received during the nine months ended September 30, 2014 compared to same period in 2013. We expect to contribute approximately $8 million to our U.S. non-qualified pension plan for the rest of 2014.

Cash required by investing activities during the nine months ended September 30, 2014 was $64.3 million, an increase of $44.2 million compared to the same period in 2013. The increase was mainly due to 2014 acquisition spending of approximately $38 million, coupled with higher capital expenditures. We anticipate spending a total of approximately $19 million on construction of a new FoodTech plant in Lakeland, Florida to replace the existing plant in the same area. We spent approximately $7 million on this project in 2013. We spent an additional $5.2 million on the project during the first nine months of 2014, and expect to spend approximately $4 million in the remainder of 2014 and approximately $3 million in 2015 to complete this project.

Cash provided by financing activities during the nine months ended September 30, 2014 was $14.7 million compared to cash required of $91.4 million in the same period in 2013. The change in financing cash flow was primarily driven by borrowings against our 5-year revolving credit facility to provide the funding required for the acquisition of ICS Solutions that closed in July 2014.

Financing Arrangements

We have a $300 million 5-year revolving credit facility that expires on November 30, 2017. Borrowings under the revolving credit facility bear interest, at our option, at LIBOR or an alternative base rate, which is the greater of JPMorgan Chase, N.A.’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and pay an annual facility fee ranging from 15.0 to 27.5 basis points, depending on our leverage ratio. As of September 30, 2014, we had $46.9 million drawn on the revolving credit facility.

We have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments. We are currently evaluating our options with regard to satisfying this obligation in 2015, including borrowing under our existing revolving credit facility, entering into a new fixed rate facility, and other alternatives.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that matured and was paid in full on August 20, 2014. The second loan was a Brazilian real denominated loan with an outstanding balance of Br6.3 million (approximately $2.6 million) as of September 30, 2014 and bears an annual interest rate of 5.5%. The first principal payment on this loan was made on May 15, 2014, with equal monthly payments continuing for 24 months thereafter.

We have several credit facilities in China and India under which we have drawn $2.8 million and have $11.5 million of additional available funds as of September 30, 2014.

Our credit agreement and notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At September 30, 2014, we were in compliance with all covenants of our contractual obligations.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our restrictive covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

Outlook

For the full year, the Company projects earnings from continuing operations of $1.45 – $1.55 per share on an adjusted diluted basis and $0.92 – $1.02 on a GAAP basis. The adjusted projection excludes estimated restructuring costs of approximately $14 million, management succession costs of $7 million, and consulting costs of $3 million. We continue to anticipate revenue growth in the mid-single digit range for 2014. We expect segment operating margin to improve relative to 2013.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.     CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014. We have concluded that our disclosure controls and procedures were:

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. For example, in the first quarter of 2014, we implemented a plan to enhance the Company’s general and administrative infrastructure. This included centralizing certain administrative and transaction functions in North America to leverage a shared services model. As a result of the transition of these accounting operations to a central location, the personnel responsible for executing controls over the processing of transactions in certain processes changed during the third quarter of 2014. The central location began processing transactions in the third quarter of 2014. This transition process will continue through 2014 and into 2015. Management believes it took the necessary steps to monitor and maintain appropriate internal controls during the period of change. The implementation of global shared services is in the beginning stages, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.

Other than noted above, there were no changes in controls identified in the evaluation for the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and cash flows for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois

November 10, 2014

PART II—OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended September 30, 2014.

ITEM 1A.     RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2014:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2014 through July 31, 2014	-	$-	-	$25.9
August 1, 2014 through August 31, 2014	40,370	28.88	40,370	24.7
September 1, 2014 through September 30, 2014	21,036	29.32	21,036	24.1
	61,406	$29.03	61,406	$24.1

(1)

Shares repurchased under a share repurchase plan for up to $30 million of our common stock authorized in 2011. Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, Note 10 for repurchase plan details.

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

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Rattigan
Megan J. Rattigan
Vice President, Controller and duly authorized officer

Date: November 10, 2014

EXHIBIT INDEX

Number in Exhibit Table	Description

3.1	Second Amended and Related Bylaws of John Bean Technologies, Inc. (incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on August 19, 2014).

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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