Form 10-Q
period 2015-03-31
John Bean Technologies CORP
filed 2015-04-30
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2015
Common Stock, par value $0.01 per share	29,226,041

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated statements of income (LOSS)

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per share data)	2015	2014
Revenue	$225.0	$198.0
Operating expenses:
Cost of sales	162.0	146.0
Selling, general and administrative expense	45.9	43.6
Research and development expense	3.7	3.5
Restructuring expense	-	10.2
Other income, net	(0.3)	(0.1)
Operating income (loss)	13.7	(5.2)
Interest income	0.3	0.5
Interest expense	(2.1)	(1.8)
Income (loss) from continuing operations before income taxes	11.9	(6.5)
Provision for income taxes	3.9	(1.8)
Income (loss) from continuing operations	8.0	(4.7)
Loss from discontinued operations, net of taxes	-	(0.1)
Net income (loss)	$8.0	$(4.8)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.16)
Loss from discontinued operations	-	-
Net income (loss)	$0.27	$(0.16)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.16)
Loss from discontinued operations	-	-
Net income (loss)	$0.27	$(0.16)
Cash dividends declared per share	$0.09	$0.09

John Bean Technologies Corporation

Condensed Consolidated statements of comprehensive Loss

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net income (loss)	$8.0	$(4.8)
Other comprehensive income (loss)
Foreign currency translation adjustments	(16.3)	0.7
Pension and other postretirement benefits adjustments, net of tax of $0.4 million and $0.3 million for 2015 and 2014, respectively	0.9	0.6
Derivatives designated as hedges, net of tax of ($0.3) million for 2015	(0.4)	-
Other comprehensive income (loss)	(15.8)	1.3
Comprehensive loss	$(7.8)	$(3.5)

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated balance sheets

	March 31, 2015	December 31, 2014
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$19.8	$33.3
Trade receivables, net of allowances of $2.3 and $3.0, respectively	145.8	176.2
Inventories	118.0	111.8
Other current assets	70.9	66.6
Total current assets	354.5	387.9
Property, plant and equipment, net of accumulated depreciation of $220.3 and $232.7, respectively	143.2	147.6
Goodwill	65.9	69.2
Intangible assets - customer relationships, net of accumulated amortization of $12.9 and $12.4, respectively	38.4	37.4
Intangible assets - other, net of accumulated amortization of $33.4 and $34.5, respectively	19.7	22.6
Other assets	28.5	33.1
Total Assets	$650.2	$697.8

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$4.0	$4.2
Accounts payable, trade and other	86.4	89.5
Advance and progress payments	106.5	86.2
Other current liabilities	91.3	106.5
Total current liabilities	288.2	286.4
Long-term debt, less current portion	150.6	173.8
Accrued pension and other postretirement benefits, less current portion	82.9	93.1
Other liabilities	24.1	25.3
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2015: 29,316,041 issued and 29,226,041 outstanding; 2014: 29,138,162 issued and 29,091,502 outstanding;	0.3	0.3
Common stock held in treasury, at cost; 2015: 90,000 shares; 2014: 46,660 shares	(3.1)	(1.5)
Additional paid-in capital	68.4	71.1
Retained earnings	171.7	166.4
Accumulated other comprehensive loss	(132.9)	(117.1)
Total stockholders' equity	104.4	119.2
Total Liabilities and Stockholders' Equity	$650.2	$697.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated statementS of cash flows

(Unaudited)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$8.0	$(4.8)
Loss from discontinued operations, net of income taxes	-	0.1
Income (loss) from continuing operations	8.0	(4.7)
Adjustments to reconcile income (loss) from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	6.8	5.6
Stock-based compensation	1.4	1.7
Other	4.0	3.8
Changes in operating assets and liabilities:
Trade receivables, net	26.2	38.4
Inventories	(11.7)	(22.1)
Accounts payable, trade and other	0.8	1.4
Advance and progress payments	24.9	6.5
Other assets and liabilities, net	(29.9)	(9.5)
Cash provided by continuing operating activities	30.5	21.1
Net cash required by discontinued operating activities	-	(0.1)
Cash provided by operating activities	30.5	21.0

Cash Flows required by Investing Activities:
Acquisitions, net of cash acquired	-	(1.7)
Capital expenditures	(7.8)	(8.5)
Proceeds from disposal of assets	0.3	0.3
Cash required by investing activities	(7.5)	(9.9)

Cash Flows required by Financing Activities:
Net decrease in short-term debt	-	(0.6)
Cash provided by refinancing of credit facility	183.7	-
Cash payments to settle existing credit facility	(183.7)	-
Net payments on credit facilities	(22.0)	(14.1)
Repayment of long-term debt	(0.3)	(2.5)
Excess tax benefits	1.8	0.9
Tax withholdings on stock-based compensation awards	(4.3)	(2.6)
Purchase of stock held in treasury	(3.1)	-
Dividends	(3.0)	(2.8)
Cash required by financing activities	(30.9)	(21.7)

Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	0.3

Decrease in cash and cash equivalents	(13.5)	(10.3)
Cash and cash equivalents, beginning of period	33.3	29.4
Cash and cash equivalents, end of period	$19.8	$19.1

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

Basis of Presentation

In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) does not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the JBT Annual Report on Form 10-K for the year ended December 31, 2014, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the interim results and trends in these statements may not be representative of those for the full year or any future period.

Use of estimates

Preparation of financial statements that follow U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently issued accounting standards not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU is that an entity should recognize revenue for the transfer of good or services equal to the amount it expects to receive for those goods or services. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for us as of January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. We are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30). The core principle of the ASU is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented. Furthermore, debt issuance costs shall not be reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). The new standard becomes effective for us as of January 1, 2016, and requires retrospective implementation in which the balance sheet of each individual period presented is to be adjusted to reflect the period-specific effects of applying the new guidance, early adoption is permitted. We anticipate a reduction of assets and liabilities of $2.7 million and $1.1 million on our balance sheet as of March 31, 2015 and December 31, 2014, respectively, and we are currently evaluating the requirements of the standard to determine when we will adopt and implement its provisions.

In April 2015, the FASB issued ASU No. 2015-05, Internal-Use Software (Subtopic 350-40) -Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU applies to cloud computing arrangements including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The ASU was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU provides guidance about whether the arrangement includes a software license. The core principle of the ASU is that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. The new standard becomes effective for us as of January 1, 2017, and allows for both retrospective and modified-retrospective methods of adoption. We are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.

Note 2. Acquisitions

Fiscal year 2014

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

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings, revenue enhancement synergies in our protein processing business and the acquisition of an assembled workforce. We are currently assessing the amount of goodwill that will be tax deductible.

Acquisition related costs totaling $0.7 million were recognized as other expense in the condensed consolidated statements of income at the time they were incurred.

Because the transaction was completed on December 1, 2014, the purchase accounting is preliminary as the valuation of certain assets acquired, including income tax balances and residual goodwill related to this acquisition is not complete; and significant information is still being assembled and reviewed. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). In accordance with the 12 month measurement period provisions, the Company refined its estimates of the customer relationship, intellectual property and the non-compete agreement by $2.6 million, ($1.9 million) and $0.8 million, respectively, along with immaterial refinements of accounts receivable, inventory and property, plant and equipment during the quarter ended March 31, 2015. The net impact of these adjustments was reflected as a decrease in goodwill of $1.9 million.

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Wolf-Tec:

(In millions)
Assets:
Cash	$0.2
Accounts receivable	2.2
Other current assets	0.3
Inventories	6.5
Property, plant and equipment	7.7
Intangible assets:
Customer relationships	17.2
Intellectual property	4.3
Noncompete agreement	0.8
Backlog & other assets	0.3
Total assets	$39.5

Liabilities:
Accounts payable	1.7
Deferred revenue	0.3
Other liabilities	2.5
Total liabilities	$4.5

Total purchase price	$53.9

Goodwill	$18.9

The customer relationships and intellectual property will be amortized over their estimated useful lives of fifteen and ten years, respectively. The non-compete agreement will be amortized over its term of five years and the backlog asset was amortized over four months, reflecting its pattern of use.

ICS Solutions Acquisition

On July 1, 2014, we completed the acquisition of 100% of the outstanding shares of ICS Solutions, a subsidiary of Stork Food & Dairy Systems B.V., for cash consideration of $35.7 million, which is net of cash acquired of $10.0 million. We funded this acquisition with cash on hand as well as borrowings against our revolving line of credit. ICS Solutions, located in Amsterdam, The Netherlands and Gainesville, Georgia, is a worldwide leader in the engineering, installation and servicing of high-capacity food preservation equipment. While the acquisition did not have a material impact to our revenue or earnings in fiscal year 2014, it is strategically important as ICS Solutions’ hydromatic continuous sterilizer is complementary to our product portfolio of fillers, seamers and in-container sterilization technologies. With this acquisition, we will leverage our worldwide presence and provide a complete range of high-capacity, in-container sterilization solutions to our customers in the growing global beverage, dairy and canning industries. In addition, this acquisition is allowing us to improve operational effectiveness as well as enhance sales and service support for our customers through the combination of the businesses.

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

The primary areas of purchase accounting that are not yet finalized relate to amounts for deferred taxes and residual goodwill. The preliminary fair values recorded were determined based upon a valuation and the estimates and assumptions used in such valuation are subject to change as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

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

Formcook Acquisition

During the first quarter of 2014, John Bean Technologies AB (JBT AB), our wholly-owned subsidiary, acquired certain assets and liabilities of Formcook AB, a regional leader in designing, manufacturing and servicing custom-built industrial cooking and forming technologies for the food processing industry. This transaction was accounted for as a business combination. The purchase price was less than $2 million. While the acquisition was not material to our 2014 results, it is strategically important to our efforts to strengthen our protein processing portfolio.

The pro forma impact of these acquisitions is not material individually or in the aggregate and as such, is not presented.

Note 3. Inventories

Inventories consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
Raw materials	$54.3	$53.7
Work in process	51.8	45.3
Finished goods	78.8	79.2
Gross inventories before LIFO reserves and valuation adjustments	184.9	178.2
LIFO reserves and valuation adjustments	(66.9)	(66.4)
Net inventories	$118.0	$111.8

Note 4. DEBT

On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Securities, LLC as lead arranger, and repaid our existing revolving credit facility. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of March 31, 2015 we had $72.7 million drawn on the credit facility at a weighted-average interest rate of 1.45%.

Note 5. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Service cost	$0.4	$0.4	$-	$-
Interest cost	3.4	3.7	0.1	0.1
Expected return on plan assets	(4.8)	(4.9)	-	-
Amortization of net actuarial losses	1.1	0.7	(0.1)	-
Settlements	0.3	0.2	-	-
Net periodic cost	$0.4	$0.1	$-	$0.1

We expect to contribute $15 million to our pension and other postretirement benefit plans in 2015. We contributed $5 million to our U.S. qualified pension plan during the three months ended March 31, 2015.

Note 6. accumulated other comprehensive income (loss)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2015 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2014	$(96.4)	$-	$(20.7)	$(117.1)
Other comprehensive income before reclassification	-	(0.4)	(16.3)	(16.7)
Amounts reclassified from accumulated other comprehensive income	0.9	-	-	0.9
Ending balance, March 31, 2015	$(95.5)	$(0.4)	$(37.0)	$(132.9)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2015, were $1.3 million in selling, general and administrative expense net of $0.4 million in provision for income taxes.

Note 7. stock-based compensation

On March 13, 2015, the Company granted 192,589 restricted stock units with a total fair value of $6.7 million to certain employees under an existing stock-based compensation plan. The units will vest three years from the date of grant, in March 2018, and are expected to be amortized over the vesting period.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended
	March 31,
(In millions, except per share data)	2015	2014
Basic earnings (loss) per share:
Income (loss) from continuing operations	$8.0	$(4.7)
Weighted average number of shares outstanding	29.6	29.4
Basic earnings (loss) per share from continuing operations	$0.27	$(0.16)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$8.0	$(4.7)
Weighted average number of shares outstanding	29.6	29.4
Effect of dilutive securities:
Restricted stock	0.2	-
Total shares and dilutive securities	29.8	29.4
Diluted earnings (loss) per share from continuing operations	$0.27	$(0.16)

Due to the loss from continuing operations generated during the three months ended March 31, 2014, 0.4 million of shares of restricted stock were excluded from the diluted earnings per share calculation as their effect was anti-dilutive.

Note 9. Derivative Financial Instruments and Risk Management

Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging foreign currency risks of certain identifiable and anticipated transactions.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We do not apply hedge accounting for these forward foreign exchange contracts. As of March 31, 2015, we held forward foreign exchange contracts with an aggregate notional value of $354.8 million.

The following table presents the fair value of foreign currency derivatives included within the condensed consolidated balance sheets:

	As of March 31, 2015		As of December 31, 2014
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$8.0	$8.0	$6.9	$3.9
Other assets / liabilities	2.3	0.1	2.2	-
Total	$10.3	$8.1	$9.1	$3.9

Additionally, we have entered into two forward starting interest rate swaps to hedge the cash flow variability related to the interest rate exposure on a portion of our variable rate debt. The first swap is for the period beginning August 10, 2015 through February 10, 2020 for variability in cash flow related to interest expense on $75 million of our borrowings, fixing the annual interest rate at 1.592% plus a margin dependent on our leverage ratio. The second swap is for the period from January 11, 2016 through February 10, 2020 for variability in cash flow related to interest expense on an additional $100 million of our borrowings, fixing the annual interest rate at 1.711% plus a margin dependent on our leverage ratio. We have applied hedge accounting to these swaps and, as such, substantially all changes in their fair value are deferred in accumulated other comprehensive income (loss) until the interest expense on the forecasted balances are recognized in earnings. At March 31, 2015 we have $0.7 million recorded in other liabilities on the condensed consolidated balance sheet. For the three month period ended March 31, 2015 the effective portion of these derivatives designated as cash flow hedges, ($0.4) million, has been reported in other comprehensive income (loss) on the condensed consolidated statements of comprehensive income (loss).

Ineffectiveness from the cash flow hedges, all of which are interest rates swaps, was immaterial as of March 31, 2015.

Refer to Note 10. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

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

As of March 31, 2015 and December 31, 2014, information related to these offsetting arrangements was as follows:

(in millions)	As of March 31, 2015
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10.3	$-	$10.3	$(6.5)	$3.8

	As of March 31, 2015
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$8.1	$-	$8.1	$(6.5)	$1.6

(in millions)	As of December 31, 2014
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$-	$9.1	$(3.8)	$5.3

	As of December 31, 2014
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$3.9	$-	$3.9	$(3.8)	$0.1

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
(In millions)		2015	2014
Foreign exchange contracts	Revenue	$0.1	$(0.3)
Foreign exchange contracts	Cost of sales	(0.9)	0.4
Foreign exchange contracts	Other income, net	0.1	-
Total		(0.7)	0.1
Remeasurement of assets and liabilities in foreign currencies		(0.7)	0.2
Net gain (loss) on foreign currency transactions		$(1.4)	$0.3

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

Note 10. Fair Value of Financial Instruments

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2015				As of December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$9.2	$9.2	$-	$-	$10.7	$10.7	$-	$-
Derivatives	10.3	-	10.3	-	9.1	-	9.1	-
Total assets	$19.5	$9.2	$10.3	$-	$19.8	$10.7	$9.1	$-
Liabilities:
Derivatives	$8.8	$-	$8.8	$-	$3.9	$-	$3.9	$-

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately on the consolidated balance sheet. Investments include an unrealized gain of $0.1 million as of March 31, 2015 and an unrealized loss of $0.2 million as of December 31, 2014.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized on the table below:

	As of March 31, 2015		As of December 31, 2014
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$76.5	$75.0	$77.6
Five-year revolving credit facility, expires February 10, 2020	72.7	72.7	94.3	94.3
Brazilian loan due April 15, 2016	1.3	1.2	2.0	1.8
Brazilian loan due October 16, 2017	3.6	3.1	4.3	3.7
Foreign credit facilities	1.9	1.9	2.3	2.3
Other	-	-	0.1	0.1

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

Note 11. Commitments and Contingencies

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $73.4 million at March 31, 2015, represent guarantees of our future performance. We also have provided approximately $8.4 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of March 31, 2015, the gross value of such arrangements was $11.3 million, of which our net exposure under such guarantees is $1.6 million.

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

	Three Months Ended
	March 31,
(In millions)	2015	2014
Balance at beginning of period	$10.2	$10.1
Expense for new warranties	2.4	2.2
Adjustments to existing accruals	-	(0.1)
Claims paid	(2.4)	(2.1)
Translation	(0.3)	(0.1)
Balance at end of period	$9.9	$10.0

Note 12. Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Revenue
JBT FoodTech	$139.2	$135.5
JBT AeroTech	86.2	62.7
Intercompany eliminations	(0.4)	(0.2)
Total revenue	$225.0	$198.0
Income (loss) before income taxes
Segment operating profit:
JBT FoodTech	$13.1	$11.8
JBT AeroTech	8.4	2.3
Total segment operating profit	21.5	14.1
Corporate items:
Corporate expense (1)	(7.8)	(9.1)
Restructuring expense (2)	-	(10.2)
Operating income (loss)	13.7	(5.2)

Net interest expense	(1.8)	(1.3)
Income (loss) from continuing operations before income taxes	$11.9	$(6.5)

(1)

Corporate expense generally includes corporate staff costs, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)	Refer to Note 13.

NOTE 13. RESTRUCTURING

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

Additional information regarding the restructuring activities is presented in the tables below:

	Charges incurred during the three months ended March 31,
	2015	2014
Severance and related expense	$-	$9.3
Asset write-offs	-	0.5
Other	-	0.4
	$-	$10.2

While restructuring charges are excluded from our calculation of segment operating profit, the table below presents the restructuring charges associated with each segment and with corporate activities:

	Three Months Ended
	March 31,
(In millions)	2015	2014
JBT FoodTech	$-	$8.6
JBT AeroTech	-	1.1
Corporate	-	0.5
	$-	$10.2

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activity in the first quarter of 2015:

	Balance as of		Payments Made	Foreign
	December 31,	Charged to	/Charges	Exchange	Balance as of
(In millions)	2014	Earnings	Applied	Translation	March 31, 2015

Severance and related expense	$7.6	$-	$(1.4)	$(0.2)	$6.0

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

In the “fix” category, we embarked on efforts to streamline our organization. We incurred restructuring charges in 2014 to improve efficiency and right-size our business. We completed our corporate office and almost all of our U.S. restructuring in 2014. Our European restructuring is well underway and expected to be completed in 2015.

To strengthen the business, we introduced the JBT Excellence Model (or JEM). JEM includes value-based pricing, which has been rolled out across all major businesses. JEM also includes implementation of Lean initiatives or what we call “Relentless Continuous Improvement” (RCI). This is an integrated focus on safety, quality, delivery, and cost that establishes a sustainable competitive advantage. We have introduced RCI via extensive leadership training and have implemented it at many JBT production facilities.

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

As we evaluate our operating results, we consider our key performance indicators of segment revenue, segment operating profit, EBITDA (earnings before interest, taxes, depreciation and amortization), and the level of inbound orders and order backlog.

Non-GAAP Financial Measures

The results for the three months ended March 31, 2015 and 2014 include several items that affect the comparability of our results.

These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended
	March 31,
(In millions)	2015	2014

Income (loss) from continuing operations as reported	$8.0	$(4.7)

Non-GAAP adjustments
Restructuring expense	-	10.2
Management succession costs	-	1.5
Strategy and pricing consulting	-	0.9

Impact on tax provision from Non-GAAP adjustments	-	(3.4)
Adjusted income from continuing operations	$8.0	$4.5

(In millions, except per share data)

Income (loss) from continuing operations as reported	8.0	(4.7)
Total shares and dilutive securities	29.8	29.4
Diluted earnings (loss) per share from continuing operations	$0.27	$(0.16)

Adjusted income from continuing operations	8.0	4.5
Total shares and dilutive securities	29.8	29.8
Adjusted diluted earnings per share from continuing operations	$0.27	$0.15

The above table contains non-GAAP financial measures, including adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations. Adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations are intended to provide an indication of our underlying ongoing operating results and to enhance investors’ overall understanding of our financial performance by eliminating the effects of certain items that are not comparable from one period to the next. In addition, this information is used as a basis for evaluating Company performance and for the planning and forecasting of future periods. This information is not intended to nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.

The tables below show a calculation of EBITDA and adjusted EBITDA by segment and as consolidated for JBT.

For the three months ended March 31, 2015:

(In millions)	Operating income (loss)	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$13.1	$5.9	$19.0	$-	$19.0
JBT AeroTech	8.4	0.5	8.9	-	8.9
Corporate expense	(7.8)	0.4	(7.4)	-	(7.4)
Restructuring expense	-	-	-	-	-
Total	$13.7	$6.8	$20.5	$-	$20.5

For the three months ended March 31, 2014:

(In millions)	Operating income (loss)	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$11.8	$4.9	$16.7	$-	$16.7
JBT AeroTech	2.3	0.5	2.8	-	2.8
Corporate expense	(9.1)	0.2	(8.9)	2.4	(6.5)
Restructuring expense	(10.2)	-	(10.2)	10.2	-
Total	$(5.2)	$5.6	$0.4	$12.6	$13.0

The tables above provide our operating income (loss) as adjusted by depreciation and amortization expense booked during the period to arrive at a segmental and consolidated EBITDA value. Further, we add back to EBITDA significant expenses that are not indicative of our ongoing operations to calculate an adjusted EBITDA for the two periods reported. Given the Company’s Next Level focus on growth through strategic acquisitions, management considers adjusted EBITDA to be an important non-GAAP measure. This measure allows us to monitor business performance while excluding the impact of amortization due to the step up in value of intangible assets. We use adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results. This information is not intended to nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended		Favorable /
	March 31,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$225.0	$198.0	$27.0	13.6
Cost of sales	162.0	146.0	(16.0)	(11.0)
Gross profit	63.0	52.0	11.0	21.2
Selling, general and administrative expense	45.9	43.6	(2.3)	(5.3)
Research and development expense	3.7	3.5	(0.2)	(5.7)
Restructuring expense	-	10.2	10.2	*
Other income, net	(0.3)	(0.1)	0.2	*
Operating income (loss)	13.7	(5.2)	18.9	*
Interest income	0.3	0.5	(0.2)	(40.0)
Interest expense	(2.1)	(1.8)	(0.3)	(16.7)
Income (loss) from continuing operations before income taxes	11.9	(6.5)	18.4	*
Provision for income taxes	3.9	(1.8)	(5.7)	*
Income (loss) from continuing operations	8.0	(4.7)	12.7	*
Loss from discontinued operations, net of taxes	-	(0.1)	0.1	*
Net Income (loss)	$8.0	$(4.8)	$12.8	*

____________

* Not meaningful

Total revenue in the first quarter of 2015 increased $27.0 million, or 13.6%, compared to the same period in 2014. Organic revenue grew by 13.5%, revenue from acquired companies added 5.0% and currency translation decreased revenue by 4.9%.

Operating income in the first quarter of 2015 was $13.7 million compared to a loss of $5.2 million in the same period in 2014 as a result of the following items:

●

Gross profit increased by $11.0 million as a result of the higher sales volume, impact of strategic pricing initiatives and cost savings associated with our restructuring actions and productivity improvement initiatives.

●	Selling, general and administrative expense increased by $2.3 million as a result of investments in additional aftermarket sales personnel and the addition of newly acquired businesses.

●	In 2014 we recorded a restructuring expense of $10.2 million in connection with our plan to optimize the overall JBT cost structure on a global basis.

Interest expense, net increased by $0.5 million as a result of higher average debt balances driven by 2014 acquisitions.

Income tax expense in the first quarter of 2015 reflected an expected effective income tax rate of 33.0%, on par with the same period in 2014.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended		Favorable /
	March 31,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue
JBT FoodTech	$139.2	$135.5	$3.7	2.7
JBT AeroTech	86.2	62.7	23.5	37.5
Other revenue and intercompany eliminations	(0.4)	(0.2)	(0.2)	*
Total revenue	$225.0	$198.0	$27.0	13.6
Operating income (loss) before income taxes
Segment operating profit (1):
JBT FoodTech	$13.1	$11.8	$1.3	11.0
JBT AeroTech	8.4	2.3	6.1	265.2
Total segment operating profit	21.5	14.1	7.4	52.5
Corporate items:
Corporate expense	(7.8)	(9.1)	1.3	14.3
Restructuring expense	-	(10.2)	10.2	*
Operating income (loss)	$13.7	$(5.2)	$18.9	*

Other business segment information
Adjusted EBITDA
JBT FoodTech	$19.0	$16.7
JBT AeroTech	8.9	2.8
Corporate expense	(7.4)	(6.5)
Total Adjusted EBITDA	$20.5	$13.0

Inbound orders
JBT FoodTech	$206.1	$160.6
JBT AeroTech	100.3	100.5
Intercompany eliminations	(0.5)	(0.2)
Total inbound orders	$305.9	$260.9

	March 31,
	2015	2014
Order backlog
JBT FoodTech	$255.5	$238.8
JBT AeroTech	179.9	200.6
Total order backlog	$435.4	$439.4

___________

* Not meaningful

(1)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech first quarter 2015 revenue increased by $3.7 million, or $12.5 million in constant currency, compared to 2014. Acquisitions contributed $9.9 million in addition to organic growth of $2.6 million, partially offset by unfavorable currency effect of $8.8 million. The organic growth was driven by higher sales volume of protein processing products and services in North America and Europe.

JBT FoodTech operating profit increased by $1.3 million in 2015, or $2.8 million in constant currency, compared to 2014. Operating profit margin increased from 8.7% to 9.4%. Higher volume and increased profit margins contributed $5.3 million and $3.0 million in increased operating profit, respectively. Gross profit margin improved driven by strategic pricing initiatives and cost savings associated with the restructuring actions and productivity improvement initiatives. These increases were partly offset by higher selling, general and administrative costs from investments in additional aftermarket sales personnel and the addition of newly acquired businesses.

JBT AeroTech

JBT AeroTech revenue increased by $23.5 million in the three months ended March 31, 2015 compared to the same period in 2014. Revenue from mobile equipment increased $11.0 million from military customers and commercial ground handlers. Revenue from fixed equipment increased $10.8 million as the result of investments in global airport infrastructure.

JBT AeroTech operating profit increased by $6.1 million in the first quarter of 2015 compared to the same period in 2014. Higher sales volume accounted for $4.3 million of the improvement and an increase in gross profit margins provided another $2.4 million of operating profit. The increase in gross profit margins was driven by strategic pricing initiatives, leveraging of fixed costs and favorable product mix. Partly offsetting the gross profit improvement was an increase in selling, administrative and research and development costs.

Corporate Items

Corporate expense decreased by $1.3 million in the first quarter of 2015 driven by the completion of our management succession plan and strategy consulting during 2014, partly offset by higher overall corporate costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of March 31, 2015, or cash plus borrowing ability under our revolving credit facilities, was $264.9 million. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements.

As of March 31, 2015, we had $19.8 million of cash and cash equivalents, $18.8 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary is outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at March 31, 2015 was approximately $84 million. During the first quarter of 2015, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the three months ended March 31, 2015 and 2014 were as follows:

(In millions)	2015	2014
Cash provided by continuing operating activities	$30.5	$21.1
Cash required by investing activities	(7.5)	(9.9)
Cash required by financing activities	(30.9)	(21.7)
Net cash required by discontinued operations	-	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.6)	0.3
Decrease in cash and cash equivalents	$(13.5)	$(10.3)

Cash provided by continuing operating activities during the three months ended March 31, 2015 was $30.5 million, representing a $9.4 million increase from 2014. The change in operating cash flows was primarily driven by higher income in the period, offset by a $5.0 million discretionary contribution to our U.S. qualified pension plan made in the quarter. We expect to contribute approximately $7.0 million to our U.S. qualified pension plan over the remainder of 2015.

Cash required by investing activities during the three months ended March 31, 2015 was $7.5 million, a decrease of $2.4 million from 2014. The lower spending was driven by the acquisition completed in the first quarter of the prior year and less capital expenditures in the first quarter of 2015 related to the new FoodTech plant in Lakeland, Florida. The facility in Florida will replace an existing plant in the same area. We spent approximately $2 million on this project in the first quarter of 2015, and expect to spend an additional $3 million in the remainder of 2015 to complete the project.

Cash required by financing activities during the three months ended March 31, 2015 was $30.9 million, an increase of $9.2 million from the same period in 2014. The change in financing cash flows was primarily driven by share repurchases completed during the period and higher debt repayments on our 5-year credit facility.

Financing Arrangements

On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Securities, LLC as lead arranger, and repaid our existing revolving credit facility. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of March 31, 2015 we had $72.7 million drawn on the credit facility.

On March 23, 2015 we entered into two forward starting interest rate swaps which fixed the annual interest rate on a portion of our borrowing under the credit facility. The first swap covers the period beginning August 10, 2015 to February 10, 2020, and fixed the interest rate on $75 million of our borrowings at 1.592% plus a margin dependent on our leverage ratio. The second swap covers the period from January 11, 2016 to February 10, 2020, and fixed the interest on an additional $100 million of our borrowings at 1.711% plus a margin dependent on our leverage ratio.

We have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments. We plan to use the $450 million revolving credit facility noted above to fund a repayment of these senior unsecured notes when due.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that matured and was paid in full on August 20, 2014. The second loan was a Brazilian real denominated loan with an outstanding balance of Br4.4 million (approximately $1.3 million) as of March 31, 2015, which bears an annual interest rate of 5.5%. The first payment on this loan was made on May 15, 2014, with equal monthly payments required for 24 months thereafter.

During 2014, the Brazilian subsidiary entered into an additional Brazilian real denominated loan with an outstanding balance of Br11.4 million (approximately $3.6 million) as of March 31, 2015, which bears an annual interest rate of 8.0%. The first payment on this loan is due November 15, 2015, with equal monthly payments required for 24 months thereafter.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on cross border financing flows in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Four of our wholly-owned subsidiaries have short term credit facilities that allow us to borrow up to approximately $12 million in China, which mature on June 30, 2015. As of March 31, 2015, we had $1.9 million borrowed under these credit facilities. Our wholly-owned subsidiary in India has a short term credit facility that allows us to borrow up to approximately $2.3 million. As of March 31, 2015, we had no outstanding amount borrowed under this credit facility.

Our credit agreement and senior unsecured notes include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At March 31, 2015, we were in compliance with all covenants under the agreements governing our indebtedness discussed above.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our restrictive covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

Outlook

Projected revenue growth of 3 percent in 2015 reflects a 5 percent unfavorable foreign currency translation effect due to significant appreciation of the US Dollar in the last months of 2014 and early months of 2015. We expect 2015 segment operating margins to expand 50 to 100 basis points, resulting from continued benefits from our restructuring actions and Next Level operational initiatives. Based on these expectations, the diluted earnings per share from continuing operations guidance for 2015 is $1.65 - $1.80, which includes an updated estimated foreign currency translation headwind of $0.15 per share.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting estimates. During the three months ended March 31, 2015, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.         CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2015. We have concluded that our disclosure controls and procedures were:

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. For example, in the first quarter of 2014, we implemented a plan to enhance the Company’s general and administrative infrastructure. This included centralizing certain administrative and transaction functions in North America to leverage a shared services model. As a result of the transition of these accounting operations to a central location, the personnel responsible for executing controls over the processing of transactions in certain processes changed during the third quarter of 2014. The central location began processing transactions in the third quarter of 2014. This transition process will continue through 2015. Management believes it took the necessary steps to monitor and maintain appropriate internal controls during the period of change. The implementation of global shared services is in the early stages, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.

Other than noted above, there were no changes in controls identified in the evaluation for the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of March 31, 2015, the related condensed consolidated statements of income (loss), comprehensive loss, and cash flows for the three-month period ended March 31, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

April 30, 2015

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended March 31, 2015.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2015:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1, 2015 through January 31, 2015	-	$-	-	$23.1
February 1, 2015 through February 28, 2015	-	-	-	23.1
March 1, 2015 through March 31, 2015	90,000	33.92	90,000	20.0
	90,000	$33.92	90,000	$20.0

(1)

Shares repurchased under a share repurchase program for up to $30 million of our common stock authorized in 2011. Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, Note 11. Stockholders’ Equity for share repurchase program details.

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

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Rattigan
Megan J. Rattigan
Vice President, Controller and duly authorized officer (Principal Accounting Officer)

Date: April 30, 2015

EXHIBIT INDEX

Number in Exhibit Table	Description

10.1*

Credit Agreement dated February 10, 2015, among John Bean Technologies Corporation; John Bean Technologies, B.V.; Wells Fargo Bank, National Association and the other lenders and parties signatories thereto.

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

101+

The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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