Form 10-Q
period 2015-06-30
John Bean Technologies CORP
filed 2015-07-30
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2015
Common Stock, par value $0.01 per share	29,198,263

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated statements of income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenue	$254.6	$247.6	$479.6	$445.6
Operating expenses:
Cost of sales	181.9	179.3	343.9	325.3
Selling, general and administrative expense	45.1	44.9	91.0	88.5
Research and development expense	4.3	3.7	8.0	7.2
Restructuring expense	-	1.0	-	11.2
Other (income) expense, net	0.1	0.2	(0.2)	0.1
Operating income	23.2	18.5	36.9	13.3
Interest income	0.2	0.3	0.5	0.8
Interest expense	(2.2)	(1.8)	(4.3)	(3.6)
Income from continuing operations before income taxes	21.2	17.0	33.1	10.5
Provision for income taxes	6.8	5.6	10.7	3.8
Income from continuing operations	14.4	11.4	22.4	6.7
Loss from discontinued operations, net of taxes	-	-	-	(0.1)
Net income	$14.4	$11.4	$22.4	$6.6

Basic earnings per share:
Income from continuing operations	$0.49	$0.39	$0.76	$0.23
Loss from discontinued operations	-	-	-	-
Net income	$0.49	$0.39	$0.76	$0.23
Diluted earnings per share:
Income from continuing operations	$0.48	$0.38	$0.75	$0.23
Loss from discontinued operations	-	-	-	(0.01)
Net income	$0.48	$0.38	$0.75	$0.22
Cash dividends declared per share	$0.09	$0.09	$0.18	$0.18

John Bean Technologies Corporation

Condensed Consolidated statements of comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net income	$14.4	$11.4	$22.4	$6.6
Other comprehensive income (loss)
Foreign currency translation adjustments	6.3	(1.1)	(10.0)	(0.4)
Pension and other postretirement benefits adjustments, net of tax of ($0.1) and $0.3 for 2015; $0.3 and $0.6 for 2014, respectively	0.7	0.4	1.6	1.0
Derivatives designated as hedges, net of tax of $0.3 for the second quarter of 2015	0.4	-	-	-
Other comprehensive income (loss)	7.4	(0.7)	(8.4)	0.6
Comprehensive income	$21.8	$10.7	$14.0	$7.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated balance sheets

	June 30, 2015	December 31, 2014
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$19.9	$33.3
Trade receivables, net of allowances of $2.4 and $3.0, respectively	164.9	176.2
Inventories	121.7	111.8
Other current assets	40.1	43.4
Deferred Taxes	23.7	23.2
Total current assets	370.3	387.9
Property, plant and equipment, net of accumulated depreciation of $226.5 and $232.7, respectively	150.7	147.6
Goodwill	64.2	69.2
Intangible assets - customer relationships, net of accumulated amortization of $13.8 and $12.4, respectively	37.9	37.4
Intangible assets - other, net of accumulated amortization of $34.8 and $34.5, respectively	19.5	22.6
Other assets	29.0	33.1
Total Assets	$671.6	$697.8

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$3.2	$4.2
Accounts payable, trade and other	95.6	89.5
Advance and progress payments	100.2	86.2
Other current liabilities	88.6	106.5
Total current liabilities	287.6	286.4
Long-term debt, less current portion	154.3	173.8
Accrued pension and other postretirement benefits, less current portion	81.9	93.1
Other liabilities	23.5	25.3
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2015: 29,316,041 issued and 29,198,263 outstanding; 2014: 29,138,162 issued and 29,091,502 outstanding;	0.3	0.3
Common stock held in treasury, at cost; 2015: 117,778 shares; 2014: 46,660 shares	(4.1)	(1.5)
Additional paid-in capital	70.3	71.1
Retained earnings	183.3	166.4
Accumulated other comprehensive loss	(125.5)	(117.1)
Total stockholders' equity	124.3	119.2
Total Liabilities and Stockholders' Equity	$671.6	$697.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated statementS of cash flows

(Unaudited)

	Six Months Ended
	June 30,
(In millions)	2015	2014
Cash Flows From Operating Activities:
Net income	$22.4	$6.6
Loss from discontinued operations, net of income taxes	-	0.1
Income from continuing operations	22.4	6.7
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	13.6	11.6
Stock-based compensation	3.3	3.7
Other	1.9	3.2
Changes in operating assets and liabilities:
Trade receivables, net	8.9	28.4
Inventories	(13.6)	(24.0)
Accounts payable, trade and other	8.9	(0.7)
Advance and progress payments	17.0	(3.9)
Other assets and liabilities, net	(22.6)	(4.7)
Cash provided by continuing operating activities	39.8	20.3
Net cash required by discontinued operating activities	(0.1)	(0.3)
Cash provided by operating activities	39.7	20.0

Cash Flows required by Investing Activities:
Acquisitions, net of cash acquired	-	(1.7)
Capital expenditures	(19.4)	(17.1)
Proceeds from disposal of assets	0.8	1.1
Proceeds from property available for sale	2.0	-
Cash required by investing activities	(16.6)	(17.7)

Cash Flows provided (required) by Financing Activities:
Net decrease in short-term debt	(1.1)	(0.6)
Cash provided by refinancing of credit facility	183.7	-
Cash payments to settle existing credit facility	(183.7)	-
Net payments on credit facilities	(17.8)	44.0
Repayment of long-term debt	(0.7)	(2.8)
Excess tax benefits	1.8	0.9
Tax withholdings on stock-based compensation awards	(4.3)	(2.6)
Purchase of stock held in treasury	(4.1)	-
Dividends	(5.6)	(5.5)
Other	(0.1)	-
Cash provided (required) by financing activities	(31.9)	33.4

Effect of foreign exchange rate changes on cash and cash equivalents	(4.6)	(1.4)

Increase (decrease) in cash and cash equivalents	(13.4)	34.3
Cash and cash equivalents, beginning of period	33.3	29.4
Cash and cash equivalents, end of period	$19.9	$63.7

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

Basis of Presentation

In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the JBT Annual Report on Form 10-K for the year ended December 31, 2014, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements.

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

We have reclassified the prior year intangible asset balances to conform to the current year presentation.

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

Recently issued accounting standards not yet adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for us as of January 1, 2018, and allows for both retrospective and modified-retrospective methods of adoption. We are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying Presentation of Debt Issuance Costs. The core principle of the ASU is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). The new standard becomes effective for us as of January 1, 2016, and requires retrospective implementation in which the balance sheet of each individual period presented is to be adjusted to reflect the period-specific effects of applying the new guidance, early adoption is permitted. We anticipate a reduction of assets and liabilities of $2.6 million and $1.1 million on our balance sheet as of June 30, 2015 and December 31, 2014, respectively, and we are currently evaluating the requirements of the standard to determine when we will adopt and implement its provisions.

In April 2015, the FASB issued ASU No. 2015-05, Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU applies to cloud computing arrangements including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. The ASU was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU provides guidance about whether the arrangement includes a software license. The core principle of the ASU is that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. The company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. The core principle of the ASU is that entities that historically used the lower of cost or market in the subsequent measurement of inventory will instead be required to measure inventory at the lower of cost and net realizable value. The guidance will not change U.S. GAAP for inventory measured using LIFO or the retail inventory method. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. The company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

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

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings, revenue enhancement synergies in our protein processing business and the acquisition of an assembled workforce. Approximately $13.4 million of the goodwill is expected to be deductible for tax purposes. Acquisition related costs totaling $0.7 million were recognized as other expense in the condensed consolidated statements of income at the time they were incurred.

The Company has substantially completed the purchase price allocation for this acquisition which is based on the fair value of assets acquired and liabilities assumed. However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed 12 months from the date of the acquisition), including through asset appraisals and learning more about the newly acquired business, the Company will refine its estimates of fair value. During the quarter ended June 30, 2015 the Company refined its estimates of the deferred tax assets by $0.9 million and other liabilities by ($1.0 million). The net impact of these adjustments was reflected as a decrease in goodwill. No other significant refinements of the valuation occurred during the quarter.

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Wolf-Tec:

(In millions)
Assets:
Cash	$0.2
Accounts receivable	2.3
Other current assets	0.3
Inventories	6.5
Property, plant and equipment	7.7
Intangible assets:
Customer relationships	17.2
Intellectual property	4.3
Noncompete agreement	0.8
Backlog & other assets	0.3
Deferred Tax Asset	0.9
Total assets	$40.5

Liabilities:
Accounts payable	1.7
Deferred revenue	0.3
Other liabilities	1.4
Total liabilities	$3.4

Total purchase price	$53.9

Goodwill	$16.8

The customer relationships and intellectual property will be amortized over their estimated useful lives of fifteen and ten years, respectively. The non-compete agreement will be amortized over its term of five years and the backlog asset was amortized over four months, reflecting its pattern of use.

ICS Solutions Acquisition

On July 1, 2014, we completed the acquisition of 100% of the outstanding shares of ICS Solutions, a subsidiary of Stork Food & Dairy Systems B.V., for cash consideration of $35.7 million, which is net of cash acquired of $10.0 million. We funded this acquisition with cash on hand as well as borrowings against our revolving line of credit. ICS Solutions, located in Amsterdam, The Netherlands and Gainesville, Georgia, is a worldwide leader in the engineering, installation and servicing of high-capacity food preservation equipment. The acquisition was strategically important as ICS Solutions’ hydromatic continuous sterilizer is complementary to our product portfolio of fillers, seamers and in-container sterilization technologies. With this acquisition, we will leverage our worldwide presence and provide a complete range of high-capacity, in-container sterilization solutions to our customers in the growing global beverage, dairy and canning industries. In addition, this acquisition allows us to improve operational effectiveness as well as enhance sales and service support for our customers through the combination of the businesses.

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets acquired has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to expected synergistic benefits from the expansion of our in-container product portfolio. Approximately $1.1 million of the goodwill is expected to be deductible for tax purposes. Acquisition-related costs were recognized in other expense as incurred and totaled $0.9 million for the year ended December 31, 2014.

The following table summarizes the fair values recorded for the assets acquired and liabilities assumed for ICS:

(In millions)
Assets:
Cash	$10.0
Accounts receivable	2.3
Inventories	0.4
Property, plant and equipment and other assets	0.1
Intangible assets:
Customer relationships	15.7
Other intangible assets	8.4
Total assets	$36.9

Liabilities:
Accounts payable	1.3
Deferred revenue	2.3
Other liabilities	2.4
Deferred taxes	4.1
Total liabilities	10.1

Total purchase price	$45.7

Goodwill	$18.9

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

The pro forma impact of these acquisitions is not material individually or in the aggregate and as such, is not presented.

Note 3. Inventories

Inventories consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
Raw materials	$57.2	$53.7
Work in process	48.6	45.3
Finished goods	83.6	79.2
Gross inventories before LIFO reserves and valuation adjustments	189.4	178.2
LIFO reserves and valuation adjustments	(67.7)	(66.4)
Net inventories	$121.7	$111.8

Note 4. DEBT

On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Securities, LLC as lead arranger, and repaid our existing revolving credit facility. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a maximum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of June 30, 2015 we had $76.8 million drawn on the credit facility at a weighted-average interest rate of 1.353%.

Note 5. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$0.4	$0.5	$0.8	$0.9	$-	$-	$-	$-
Interest cost	3.4	3.7	6.9	7.4	0.1	0.1	0.2	0.2
Expected return on plan assets	(4.8)	(5.0)	(9.6)	(9.9)	-	-	-	-
Amortization of prior service (credit) cost	-	0.1	-	0.1	-	-	-	-
Amortization of net actuarial losses	1.2	0.6	2.3	1.3	(0.6)	-	(0.7)	-
Settlements	-	-	0.3	0.2	-	-	-	-
Net periodic cost	$0.2	$(0.1)	$0.7	$-	$(0.5)	$0.1	$(0.5)	$0.2

We expect to contribute $15 million to our pension and other postretirement benefit plans in 2015. We contributed $5 million to our U.S. qualified pension plan during the six months ended June 30, 2015.

Note 6. accumulated other comprehensive income (loss)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2015 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, March 31, 2015	$(95.5)	$(0.4)	$(37.0)	$(132.9)
Other comprehensive income before reclassification	0.5	0.4	6.3	7.2
Amounts reclassified from accumulated other comprehensive income	0.2	-	-	0.2
Ending balance, June 30, 2015	$(94.8)	$-	$(30.7)	$(125.5)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2015, were $0.1 million in selling, general and administrative expense net of ($0.1) million in benefit from income taxes.

Changes in the AOCI balances for the six months ended June 30, 2015 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2014	$(96.4)	$-	$(20.7)	$(117.1)
Other comprehensive income before reclassification	0.5	-	(10.0)	(9.5)
Amounts reclassified from accumulated other comprehensive income	1.1	-	-	1.1
Ending balance, June 30, 2015	$(94.8)	$-	$(30.7)	$(125.5)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2015, were $1.4 million in selling, general and administrative expense net of $0.3 million in provision for income taxes.

Note 7. stock-based compensation

On March 13, 2015, the Company granted 192,589 restricted stock units with a total fair value of $6.7 million to certain employees under an existing stock-based compensation plan. The units will vest three years from the date of grant, in March 2018, and are expected to be amortized over the vesting period. The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors. The total compensation expense was $1.9 million and $3.3 million for the three and six months ended June 30, 2015, respectively. The total compensation expense was $2.0 million and $3.7 million for the three and six months ended June 30, 2014, respectively.

Note 8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Basic earnings per share:
Income from continuing operations	$14.4	$11.4	$22.4	$6.7
Weighted average number of shares outstanding	29.5	29.5	29.5	29.5
Basic earnings per share from continuing operations	$0.49	$0.39	$0.76	$0.23
Diluted earnings per share:
Income from continuing operations	$14.4	$11.4	$22.4	$6.7
Weighted average number of shares outstanding	29.5	29.5	29.5	29.5
Effect of dilutive securities:
Restricted stock	0.3	0.3	0.3	0.3
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Diluted earnings per share from continuing operations	$0.48	$0.38	$0.75	$0.23

Note 9. Derivative Financial Instruments and Risk Management

Derivative Financial Instruments

All derivatives are recorded as other assets or liabilities in the condensed consolidated balance sheets at their respective fair values. For derivatives designated as cash flow hedges, the effective portion of the unrealized gain or loss related to the derivatives are recorded in other comprehensive income (loss) until the transaction affects earnings. We assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been, and will continue to be, highly effective in offsetting changes in cash flows of the hedged item. The impact of any ineffectiveness is recognized in the condensed consolidated statements of income. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in the condensed consolidated statements of income.

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at June 30, 2015 of $288.5 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the condensed consolidated balance sheets:

	As of June 30, 2015		As of December 31, 2014
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$4.5	$2.7	$6.9	$3.9
Other assets / liabilities	2.4	-	2.2	-
Total	$6.9	$2.7	$9.1	$3.9

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

As of June 30, 2015 and December 31, 2014, information related to these offsetting arrangements was as follows:

(in millions)	As of June 30, 2015
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.9	$-	$6.9	$(2.5)	$4.4

	As of June 30, 2015
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.7	$-	$2.7	$(2.5)	$0.2

(in millions)	As of December 31, 2014
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$-	$9.1	$(3.8)	$5.3

	As of December 31, 2014
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$3.9	$-	$3.9	$(3.8)	$0.1

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2015	2014	2015	2014
Foreign exchange contracts	Revenue	$0.2	$(1.2)	$0.3	$(1.5)
Foreign exchange contracts	Cost of sales	0.4	0.4	(0.5)	0.8
Foreign exchange contracts	Other income, net	-	0.1	0.1	0.1
Total		0.6	(0.7)	(0.1)	(0.6)
Remeasurement of assets and liabilities in foreign currencies		(0.5)	0.7	(1.2)	0.9
Net gain (loss) on foreign currency transactions		$0.1	$-	$(1.3)	$0.3

Interest Rates: On March 23, 2015 the Company entered into two forward starting interest rate swaps, designated as cash flow hedges against the cash flow variability related to the interest rate exposure on a portion of our variable rate debt. The first swap is for the period beginning August 10, 2015 through February 10, 2020 for variability in cash flow related to interest expense on $75 million of our borrowings, fixing the annual interest rate at 1.592% plus a margin dependent on our leverage ratio. The second swap is for the period from January 11, 2016 through February 10, 2020 for variability in cash flow related to interest expense on an additional $100 million of our borrowings, fixing the annual interest rate at 1.711% plus a margin dependent on our leverage ratio. At June 30, 2015, the fair value recorded in other liabilities on the condensed consolidated balance sheet is below $0.1 million. The effective portion of these derivatives designated as cash flow hedges has been reported in other comprehensive income (loss) on the condensed consolidated statements of comprehensive income (loss) and was immaterial as of June 30, 2015.

Ineffectiveness from the cash flow hedges, all of which are interest rate swaps, was immaterial as of June 30, 2015.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2015				As of December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$9.1	$9.1	$-	$-	$10.7	$10.7	$-	$-
Derivatives	6.9	-	6.9	-	9.1	-	9.1	-
Total assets	$16.0	$9.1	$6.9	$-	$19.8	$10.7	$9.1	$-
Liabilities:
Derivatives	$2.7	$-	$2.7	$-	$3.9	$-	$3.9	$-

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately on the consolidated balance sheet. Investments include an unrealized loss of $0.2 million as of June 30, 2015 and $0.2 million as of December 31, 2014.

We use the income approach to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change between the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values, and applying an appropriate discount rate. We also perform a qualitative assessment of counterparty credit risk.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized on the table below:

	As of June 30, 2015		As of December 31, 2014
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$75.0	$75.4	$75.0	$77.6
Five-year revolving credit facility, expires February 10, 2020	76.8	76.8	94.3	94.3
Brazilian loan due April 15, 2016	1.1	1.0	2.0	1.8
Brazilian loan due October 16, 2017	3.7	3.3	4.3	3.7
Foreign credit facilities	0.9	0.9	2.3	2.3
Other	-	-	0.1	0.1

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $132.4 million at June 30, 2015, represent guarantees of our future performance. We also have provided approximately $8.4 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of June 30, 2015, the gross value of such arrangements was $10.7 million, of which our net exposure under such guarantees is $1.6 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of period	$9.9	$10.0	$10.2	$10.1
Expense for new warranties	2.6	2.0	4.9	4.2
Adjustments to existing accruals	(0.3)	(0.4)	(0.2)	(0.6)
Claims paid	(2.3)	(1.9)	(4.7)	(4.0)
Translation	0.1	(0.1)	(0.2)	(0.1)
Balance at end of period	$10.0	$9.6	$10.0	$9.6

Note 12. Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Revenue
JBT FoodTech	$163.9	$173.5	$303.1	$309.0
JBT AeroTech	90.8	74.1	177.0	136.8
Intercompany eliminations	(0.1)	-	(0.5)	(0.2)
Total revenue	$254.6	$247.6	$479.6	$445.6
Income before income taxes
Segment operating profit:
JBT FoodTech	$22.5	$23.1	$35.6	$34.9
JBT AeroTech	8.3	5.3	16.7	7.6
Total segment operating profit	30.8	28.4	52.3	42.5
Corporate items:
Corporate expense (1)	(7.6)	(8.9)	(15.4)	(18.0)
Restructuring expense (2)	-	(1.0)	-	(11.2)
Operating income	23.2	18.5	36.9	13.3

Net interest expense	(2.0)	(1.5)	(3.8)	(2.8)
Income from continuing operations before income taxes	$21.2	$17.0	$33.1	$10.5

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

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing the Company’s general and administrative infrastructure. Remaining payments required under this plan are expected to be paid during 2015 and 2016.

Additional information regarding the restructuring activities is presented in the tables below:

(In millions)
	Charges incurred during the three months ended June 30,		Charges incurred during the six months ended June 30,
	2015	2014	2015	2014
Severance and related expense	$-	$0.1	$-	$9.4
Asset write-offs	-	-	-	0.5
Other	-	0.9	-	1.3
	$-	$1.0	$-	$11.2

While restructuring charges are excluded from our calculation of segment operating profit, the table below presents the restructuring charges associated with each segment and with corporate activities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
JBT FoodTech	$-	$0.9	$-	$9.5
JBT AeroTech	-	-	-	1.1
Corporate	-	0.1	-	0.6
	$-	$1.0	$-	$11.2

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2015:

	Balance as of	Charged to	Payments Made	Foreign Exchange	Balance as of
(In millions)	December 31, 2014	Earnings	/Charges Applied	Translation	June 30, 2015

Severance and related expense	$7.6	$-	$(2.7)	$(0.1)	$4.8

NOTE 14. SUBSEQUENT EVENT

On July 17, 2015, the Company signed a definitive agreement to acquire the shares of Stork Food & Dairy Systems, B.V. (“SFDS”), located in Amsterdam, The Netherlands. SFDS develops, produces and supplies integrated aseptic processing /sterilization and filling systems to the beverage and food processing industries. This acquisition will enable us to add complementary aseptic and thermal processing and filling technologies to JBT’s liquid foods product portfolio, and will significantly strengthen our ability to provide complete solutions to our customers in the global liquid foods industry.

The agreed to purchase price is €47 million (approximately $53 million) before customary post-closing adjustments. We expect to complete the purchase during the third quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our restructuring and optimization plans, our acquisitions, our covenant compliance and our outlook.

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

In the “fix” category, we embarked on efforts to streamline our organization. We incurred restructuring charges in 2014 to improve efficiency and right-size our business. We completed our corporate office and almost all of our U.S. restructuring in 2014. Our European restructuring is well underway, and we expect it to be complete in 2016.

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

There are several specific components to our strategy to enhance growth. We are investing in the profitable aftermarket business, building a dedicated sales and service network that will capitalize on our global installed base of equipment. We also are capitalizing on growth opportunities in emerging markets through locally-tailored products. We are establishing a robust, direct presence in Asia, which we believe is critical to winning business from local producers. In addition to our ongoing new product development across our businesses, acquisitions are an integral part of JBT’s growth strategy. In 2014, we completed three acquisitions. In July 2015, we signed a definitive agreement for an acquisition that is expected to close in the third quarter. These acquisitions reflect our strategic focus on companies that complement our protein processing and liquid foods portfolios.

As we evaluate our operating results, we consider our key performance indicators of segment revenue, segment operating profit, EBITDA (earnings before interest, taxes, depreciation and amortization), and the level of inbound orders and order backlog.

Non-GAAP Financial Measures

The results for the three and six months ended June 30, 2015 and 2014 include several items that affect the comparability of our results.

These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014

Income from continuing operations as reported	$14.4	$11.4	$22.4	$6.7

Non-GAAP adjustments
Restructuring expense	-	1.0	-	11.2
Management succession costs	-	1.1	-	2.6
Strategy and pricing consulting	-	1.0	-	1.9

Impact on tax provision from Non-GAAP adjustments	-	(1.1)	-	(4.8)
Adjusted income from continuing operations	$14.4	$13.4	$22.4	$17.6

(In millions, except per share data)

Income from continuing operations as reported	14.4	11.4	22.4	6.7
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Diluted earnings per share from continuing operations	$0.48	$0.38	$0.75	$0.23

Adjusted income from continuing operations	14.4	13.4	22.4	17.6
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Adjusted diluted earnings per share from continuing operations	$0.48	$0.45	$0.75	$0.59

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

The tables below show a calculation of EBITDA and adjusted EBITDA by segment and as consolidated for JBT.

For the three months ended June 30, 2015:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$22.5	$5.9	$28.4	$-	$28.4
JBT AeroTech	8.3	0.5	8.8	-	8.8
Corporate expense	(7.6)	0.4	(7.2)	-	(7.2)
Restructuring expense	-	-	-	-	-
Total	$23.2	$6.8	$30.0	$-	$30.0

For the three months ended June 30, 2014:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$23.1	$5.2	$28.3	$-	$28.3
JBT AeroTech	5.3	0.4	5.7	-	5.7
Corporate expense	(8.9)	0.4	(8.5)	2.1	(6.4)
Restructuring expense	(1.0)	-	(1.0)	1.0	-
Total	$18.5	$6.0	$24.5	$3.1	$27.6

For the six months ended June 30, 2015:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$35.6	$11.8	$47.4	$-	$47.4
JBT AeroTech	16.7	1.0	17.7	-	17.7
Corporate expense	(15.4)	0.8	(14.6)	-	(14.6)
Restructuring expense	-	-	-	-	-
Total	$36.9	$13.6	$50.5	$-	$50.5

For the six months ended June 30, 2014:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$34.9	$10.1	$45.0	$-	$45.0
JBT AeroTech	7.6	0.9	8.5	-	8.5
Corporate expense	(18.0)	0.6	(17.4)	4.5	(12.9)
Restructuring expense	(11.2)	-	(11.2)	11.2	-
Total	$13.3	$11.6	$24.9	$15.7	$40.6

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended		Favorable /
	June 30,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$254.6	$247.6	$7.0	2.8
Cost of sales	181.9	179.3	(2.6)	(1.5)
Gross profit	72.7	68.3	4.4	6.4
Selling, general and administrative expense	45.1	44.9	(0.2)	(0.4)
Research and development expense	4.3	3.7	(0.6)	(16.2)
Restructuring expense	-	1.0	1.0	*
Other expense, net	0.1	0.2	0.1	*
Operating income	23.2	18.5	4.7	25.4
Interest income	0.2	0.3	(0.1)	(33.3)
Interest expense	(2.2)	(1.8)	(0.4)	(22.2)
Income from continuing operations before income taxes	21.2	17.0	4.2	24.7
Provision for income taxes	6.8	5.6	(1.2)	(21.4)
Income from continuing operations	14.4	11.4	3.0	26.3
Loss from discontinued operations, net of taxes	-	-	-	*
Net income	$14.4	$11.4	$3.0	26.3

____________

* Not meaningful

Total revenue increased $7.0 million, or 2.8%, in the second quarter of 2015 compared to the same period in 2014. Organic revenue grew by 6.2%, revenue from acquired companies added 4.5%, and currency translation decreased revenue by 7.9%.

Operating income increased by $4.7 million compared to the same period in 2014 as a result of the following items:

●

Gross profit increased by $4.4 million as a result of higher sales volume, continued impact of strategic pricing initiatives and cost savings associated with our restructuring actions and productivity improvement initiatives, despite an increase of $1.0 million in amortization of intangibles.

●	Research and development expense increased $0.6 million primarily due to AeroTech investments to support future growth.
●

Restructuring expense decreased $1.0 million. During the second quarter of 2014, we continued our plan to optimize the overall JBT cost structure on a global basis and incurred additional restructuring costs related to this plan of $1.0 million.

Net interest expense increased by $0.5 million as a result of higher average debt balances driven by 2014 acquisitions.

Income tax expense in the second quarter of 2014 reflected an expected effective income tax rate of 32.0%, on par with the same period in 2014.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended		Favorable /
	June 30,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue
JBT FoodTech	$163.9	$173.5	$(9.6)	(5.5)
JBT AeroTech	90.8	74.1	16.7	22.5
Other revenue and intercompany eliminations	(0.1)	-	(0.1)	*
Total revenue	$254.6	$247.6	$7.0	2.8
Operating income before income taxes
Segment operating profit (1):
JBT FoodTech	$22.5	$23.1	$(0.6)	(2.6)
JBT AeroTech	8.3	5.3	3.0	56.6
Total segment operating profit	30.8	28.4	2.4	8.5
Corporate items:
Corporate expense	(7.6)	(8.9)	1.3	14.6
Restructuring expense	-	(1.0)	1.0	*
Operating income	$23.2	$18.5	$4.7	25.4

Other business segment information
Adjusted EBITDA
JBT FoodTech	$28.4	$28.3
JBT AeroTech	8.8	5.7
Corporate expense	(7.2)	(6.4)
Total Adjusted EBITDA	$30.0	$27.6

Inbound orders
JBT FoodTech	$146.0	$139.9
JBT AeroTech	95.6	71.0
Intercompany eliminations	-	-
Total inbound orders	$241.6	$210.9

____________

* Not meaningful

(1)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff-related expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue decreased by $9.6 million, but increased $9.1 million in constant currency, in the second quarter of 2015 compared to the same period in 2014. Acquisitions contributed $11.2 million in revenue, offset by a $2.1 million decrease in revenue from the remaining FoodTech businesses. The key driver of organic revenue performance was lower protein processing equipment sales in Asia, somewhat anticipated due to timing of larger projects in 2014.

JBT FoodTech’s operating profit decreased by $0.6 million in the second quarter of 2015, but increased by $2.5 million in constant currency, compared to the same period in 2014. Operating profit margin increased from 13.3% to 13.7%. Higher volume and increased profit margins contributed $2.9 million and $3.5 million in increased operating profit, respectively. Gross profit margin improved in protein processing driven by strategic pricing, increased aftermarket parts and service revenue, and benefits of restructuring. This improvement was partly offset by increased selling, general, and administrative costs of $3.8 million, primarily a result of acquisitions and other Next Level initiatives.

JBT AeroTech

JBT AeroTech's revenue increased by $16.7 million in the second quarter of 2015 compared to the same period in 2014. Revenue from fixed equipment increased $13.3 million driven by higher investment into global airport infrastructure. The remaining increase in revenue is mainly from new and existing airport services maintenance contracts.

JBT AeroTech's operating profit increased by $3.0 million in the second quarter of 2015 compared to the same period in 2014. Higher sales volume accounted for $3.4 million of the improvement and an increase in gross profit margins provided another $1.1 million of operating profit. The increase in gross profit margins was primarily driven by pricing improvements and leveraging of fixed costs. Partly offsetting the gross profit improvement was an increase in selling, general, and administrative and research and development costs of $1.4 million driven largely by investments to support future growth. Sales and profits were up in the quarter despite the decline in business from the wind down of the Halvorsen contract. The company had a multi-year contract to provide parts and service to support cargo loaders that it sold to the US Air Force.  This contract expired on March 31, 2015 which has resulted in lower earnings during the quarter of approximately $2 million compared to the prior year.  We expect this to impact the next three quarters by a similar amount.

Corporate Expense

Corporate expense decreased by $1.3 million in the second quarter of 2015 driven by the completion of our management succession plan and strategy and pricing consulting during 2014, for which we incurred $2.1 million of expense, offset by higher overall corporate costs.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended		Favorable /
	June 30,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$479.6	$445.6	$34.0	7.6
Cost of sales	343.9	325.3	(18.6)	(5.7)
Gross profit	135.7	120.3	15.4	12.8
Selling, general and administrative expense	91.0	88.5	(2.5)	(2.8)
Research and development expense	8.0	7.2	(0.8)	(11.1)
Restructuring expense	-	11.2	11.2	*
Other (income) expense, net	(0.2)	0.1	0.3	*
Operating income	36.9	13.3	23.6	177.4
Interest income	0.5	0.8	(0.3)	(37.5)
Interest expense	(4.3)	(3.6)	(0.7)	(19.4)
Income from continuing operations before income taxes	33.1	10.5	22.6	*
Provision for income taxes	10.7	3.8	(6.9)	*
Income from continuing operations	22.4	6.7	15.7	*
Loss from discontinued operations, net of taxes	-	(0.1)	0.1	*
Net Income	$22.4	$6.6	$15.8	*

____________

* Not meaningful

Total revenue increased $34.0 million, or 7.6%, in the six months ended June 30, 2015 compared to the same period in 2014. Organic revenue grew by 10.6%, revenue from acquired companies added 4.7%, and currency translation decreased revenue by 7.7%.

Operating income increased $23.6 million in the six months ended June 30, 2015 compared to the same period in 2014 as a result of the following items:

●

Gross profit increased by $15.4 million as a result of higher sales volume, continued impact of strategic pricing initiatives and cost savings associated with our restructuring actions and productivity improvement initiatives, despite an increase of $1.9 million in amortization of intangibles.

●	Selling, general and administrative expense increased by $2.5 million as a result of investments in additional aftermarket sales personnel and the addition of newly acquired businesses.
●	Research and development expense increased $0.8 million primarily due to AeroTech investments to support future growth.
●

Restructuring expense decreased $11.2 million. In the six months ended June 30, 2014 we recorded a restructuring expense of $11.2 million in connection with our plan to optimize the overall JBT cost structure on a global basis.

Net interest expense increased by $1.0 million as a result of higher average debt balances driven by 2014 acquisitions.

Income tax expense in the six months ended June 30, 2015 reflected an expected effective income tax rate of 32.3%, compared to 32.8% in the same period in 2014, which included $0.4 million in tax expense to reflect an uncertain tax position.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended		Favorable /
	June 30,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue
JBT FoodTech	$303.1	$309.0	$(5.9)	(1.9)
JBT AeroTech	177.0	136.8	40.2	29.4
Other revenue and intercompany eliminations	(0.5)	(0.2)	(0.3)	*
Total revenue	$479.6	$445.6	$34.0	7.6
Income before income taxes
Segment operating profit:
JBT FoodTech	$35.6	$34.9	$0.7	2.0
JBT AeroTech	16.7	7.6	9.1	119.7
Total segment operating profit	52.3	42.5	9.8	23.1
Corporate items:
Corporate expense	(15.4)	(18.0)	2.6	14.4
Restructuring expense	-	(11.2)	11.2	*
Operating income	36.9	13.3	23.6	177.4

Other business segment information
Adjusted EBITDA
JBT FoodTech	$47.4	$45.0
JBT AeroTech	17.7	8.5
Corporate expense	(14.6)	(12.9)
Total Adjusted EBITDA	$50.5	$40.6

Inbound orders
JBT FoodTech	$352.1	$300.5
JBT AeroTech	195.9	171.5
Intercompany eliminations	(0.5)	(0.2)
Total inbound orders	$547.5	$471.8

	June 30,
	2015	2014
Order backlog
JBT FoodTech	$242.6	$203.3
JBT AeroTech	184.9	197.7
Total order backlog	$427.5	$401.0

___________

* Not meaningful

(1)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff-related expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue decreased by $5.9 million, but increased $26.4 million in constant currency, in the six months ended June 30, 2015 compared to the same period in 2014. The increase was mainly driven by revenue from new acquisitions of $21.0 million, and organic growth of $5.4 million from higher sales of protein processing products and services in Europe and liquid food sales in North America.

JBT FoodTech operating profit increased by $0.7 million, or $5.3 million in constant currency, in the six months ended June 30, 2015 compared to the same period in 2014. Operating profit margin increased from 11.3% to 11.7%, $8.2 million on higher volume and $6.5 million in increased product profit margins. Gross profit margin improved from strategic pricing, sourcing savings, and other cost reduction initiatives. Improved profitability was partly offset by higher selling, general and administrative costs of $9.2 million, primarily a result of acquisitions and other Next Level initiatives.

JBT AeroTech

JBT AeroTech's revenue increased by $40.2 million in the six months ended June 30, 2015 compared to the same period in 2014. Revenue from fixed equipment increased $24.6 million driven by higher investment into global airport infrastructure. Revenue from mobile equipment increased $11.2 million driven by higher demand for air conditioning units from military customers and increased shipments of cargo loaders and other commercial equipment primarily to ground handlers. The remaining increase in revenue is mainly from new and existing airport services maintenance contracts.

JBT AeroTech's operating profit increased by $9.1 million in the six months ended June 30, 2015 compared to the same period in 2014. Higher sales volume accounted for $7.9 million of the improvement and an increase in gross profit margins provided another $3.9 million of operating profit. The increase in gross profit margins was primarily driven by pricing improvements and leveraging of fixed costs. Partly offsetting the gross profit improvement was an increase in selling, general and administrative and research and development costs of $2.7 million driven largely by investments to support future growth.

Corporate Expenses

Corporate expense decreased by $2.6 million in the six months ended 2015 driven by the completion of our management succession plan and strategy and pricing consulting during 2014, for which we incurred $4.5 million of expense, offset by higher overall corporate costs.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of June 30, 2015, or cash plus borrowing ability under our revolving credit facilities, was $264.2 million. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements.

As of June 30, 2015, we had $19.9 million of cash and cash equivalents, $15.4 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at June 30, 2015 was approximately $82.5 million. During 2015, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the six months ended June 30, 2015 and 2014 were as follows:

(In millions)	2015	2014
Cash provided by continuing operating activities	$39.8	$20.3
Cash required by investing activities	(16.6)	(17.7)
Cash provided (required) by financing activities	(31.9)	33.4
Net cash required by discontinued operations	(0.1)	(0.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(4.6)	(1.4)
Increase (decrease) in cash and cash equivalents	$(13.4)	$34.3

Cash provided by continuing operating activities during the six months ended June 30, 2015 was $39.8 million, representing a $19.5 million increase from 2014. The change in operating cash flows was primarily driven by higher advance payments and higher income in the period. We expect to contribute approximately $10.0 million to our pension and other post-retirement benefit plans during the remainder of 2015.

Cash required by investing activities during the six months ended June 30, 2015 was $16.6 million, a decrease of $1.1 million from 2014 due primarily to the Formcook acquisition that took place in the first quarter of 2014. In addition, there were higher capital expenditures in 2015 which were offset by proceeds received upon disposal of a property available for sale. The FoodTech facility in Lakeland, Florida is now in service and replaced the former plant in the same area. We spent approximately $4 million on this project in 2015, comparable with spending in the same period in 2014, and it is substantially complete as of June 30, 2015.

Cash required by financing activities during the six months ended June 30, 2015 was $31.9 million, compared to cash provided of $33.4 million in the same period in 2014. The change in financing cash flows was driven by share repurchases completed during the period and higher debt repayments on our 5-year credit facility, whereas during 2014 we had increased borrowings against our 5-year revolving credit facility to fund the ICS Solutions acquisition that closed in July 2014.

Financing Arrangements

On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Securities, LLC as lead arranger, and repaid our existing revolving credit facility. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of June 30, 2015 we had $76.8 million drawn on the credit facility.

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

We have $75 million of 6.66% senior unsecured notes outstanding. The senior unsecured notes are due on July 31, 2015 and require us to make semiannual interest payments. We plan to use the $450 million revolving credit facility noted above to fund the repayment of these senior unsecured notes when due.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that matured and was paid in full on August 20, 2014. The second loan was a Brazilian real denominated loan with an outstanding balance of Br3.4 million (approximately $1.1 million) as of June 30, 2015, which bears an annual interest rate of 5.5%. The first payment on this loan was made on May 15, 2014, with equal monthly payments required for 24 months thereafter.

During 2014, the Brazilian subsidiary entered into an additional Brazilian real denominated loan with an outstanding balance of Br11.5 million (approximately $3.7 million) as of June 30, 2015, which bears an annual interest rate of 8.0%. The first payment on this loan is due November 15, 2015, with equal monthly payments required for 24 months thereafter.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on cross border financing flows in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Four of our wholly-owned subsidiaries have short term credit facilities that allow us to borrow up to approximately $12 million in China, which mature on June 30, 2016. As of June 30, 2015, we had $0.9 million borrowed under these credit facilities. Our wholly-owned subsidiary in India has a short term credit facility that allows us to borrow up to approximately $2.3 million. As of June 30, 2015, we had no outstanding amount borrowed under this credit facility.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At June 30, 2015, we were in compliance with all covenants under the agreements governing our indebtedness discussed above.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our restrictive covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

Outlook

Projected revenue growth of 7 percent in 2015 reflects a 5 percent unfavorable foreign currency translation effect due to significant appreciation of the US Dollar in the last months of 2014 and early months of 2015. We expect 2015 segment operating margins to expand 50 to 75 basis points, resulting from continued benefits from our restructuring actions and Next Level operational initiatives. This forecast includes the recently announced acquisition expected to be completed in the third quarter. Based on these expectations, the diluted earnings per share from continuing operations guidance for 2015 is $1.70 - $1.80, which includes an estimated foreign currency translation headwind of $0.15 per share.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting estimates. During the six months ended June 30, 2015, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2015. We have concluded that our disclosure controls and procedures were:

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

Other than noted above, there were no changes in controls identified in the evaluation for the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and cash flows for the six-month periods ended June 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

July 30, 2015

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended June 30, 2015.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2015:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1, 2015 through April 30, 2015	-	$-	-	$20.0
May 1, 2015 through May 31, 2015	27,778	37.37	27,778	19.0
June 1, 2015 through June 30, 2015	-	-	-	19.0
	27,778	$37.37	27,778	$19.0

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

Date: July 30, 2015

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

101+

The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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