Form 10-Q
period 2015-09-30
John Bean Technologies CORP
filed 2015-10-29
CIK 1433660

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2015
Common Stock, par value $0.01 per share	29,138,862

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

John Bean Technologies Corporation

Condensed Consolidated statements of income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenue	$273.3	$243.2	$752.9	$688.8
Operating expenses:
Cost of sales	198.8	179.0	542.7	504.3
Selling, general and administrative expense	46.4	43.5	137.4	132.0
Research and development expense	5.0	3.4	13.0	10.6
Restructuring expense	-	1.3	-	12.5
Other expense, net	2.0	0.8	1.8	0.9
Operating income	21.1	15.2	58.0	28.5
Interest income	0.2	0.3	0.7	1.1
Interest expense	(1.7)	(2.0)	(6.0)	(5.6)
Income from continuing operations before income taxes	19.6	13.5	52.7	24.0
Provision for income taxes	6.9	4.5	17.6	8.3
Income from continuing operations	12.7	9.0	35.1	15.7
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	(0.1)
Net income	$12.6	$9.0	$35.0	$15.6

Basic earnings per share:
Income from continuing operations	$0.43	$0.30	$1.19	$0.53
Loss from discontinued operations	-	-	-	-
Net income	$0.43	$0.30	$1.19	$0.53
Diluted earnings per share:
Income from continuing operations	$0.43	$0.30	$1.18	$0.53
Loss from discontinued operations	(0.01)	-	(0.01)	(0.01)
Net income	$0.42	$0.30	$1.17	$0.52
Cash dividends declared per share	$0.09	$0.09	$0.27	$0.27

John Bean Technologies Corporation

Condensed Consolidated statements of comprehensive Income (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net income	$12.6	$9.0	$35.0	$15.6
Other comprehensive loss
Foreign currency translation adjustments	(9.6)	(12.3)	(19.6)	(12.7)
Pension and other postretirement benefits adjustments, net of tax of $0.5 and $0.8 for 2015; $0.3 and $0.9 for 2014, respectively	1.4	0.4	3.0	1.4
Derivatives designated as hedges, net of tax of ($1.2) for 2015	(1.8)	-	(1.8)	-
Other comprehensive loss	(10.0)	(11.9)	(18.4)	(11.3)
Comprehensive income (loss)	$2.6	$(2.9)	$16.6	$4.3

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated balance sheets

	September 30, 2015	December 31, 2014
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$37.9	$33.3
Trade receivables, net of allowances of $1.9 and $3.0, respectively	182.3	176.2
Inventories	137.7	111.8
Other current assets	42.0	43.4
Deferred Taxes	23.9	23.2
Total current assets	423.8	387.9
Property, plant and equipment, net of accumulated depreciation of $222.1 and $232.7, respectively	159.4	147.6
Goodwill	93.8	69.2
Intangible assets - customer relationships, net of accumulated amortization of $14.6 and $12.4, respectively	39.2	37.4
Intangible assets - other, net of accumulated amortization of $35.2 and $34.5, respectively	34.9	22.6
Other assets	30.6	33.1
Total Assets	$781.7	$697.8

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$2.3	$4.2
Accounts payable, trade and other	109.6	89.5
Advance and progress payments	108.8	86.2
Other current liabilities	104.6	106.5
Total current liabilities	325.3	286.4
Long-term debt, less current portion	230.7	173.8
Accrued pension and other postretirement benefits, less current portion	73.9	93.1
Other liabilities	30.1	25.3
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	-	-
Common stock, $0.01 par value; 120,000,000 shares authorized; 2015: 29,316,041 issued and 29,138,862 outstanding; 2014: 29,138,162 issued and 29,091,502 outstanding;	0.3	0.3
Common stock held in treasury, at cost; 2015: 177,179 shares; 2014: 46,660 shares	(6.4)	(1.5)
Additional paid-in capital	70.1	71.1
Retained earnings	193.2	166.4
Accumulated other comprehensive loss	(135.5)	(117.1)
Total stockholders' equity	121.7	119.2
Total Liabilities and Stockholders' Equity	$781.7	$697.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

John Bean Technologies Corporation

Condensed Consolidated statementS of cash flows

(Unaudited)

	Nine Months Ended
	September 30,
(In millions)	2015	2014
Cash Flows From Operating Activities:
Net income	$35.0	$15.6
Loss from discontinued operations, net of income taxes	0.1	0.1
Income from continuing operations	35.1	15.7
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	20.9	18.7
Stock-based compensation	5.2	5.6
Other	1.8	1.9
Changes in operating assets and liabilities:
Trade receivables, net	(0.5)	30.4
Inventories	(17.2)	(24.5)
Accounts payable, trade and other	14.2	3.1
Advance and progress payments	18.9	8.8
Other assets and liabilities, net	(30.5)	(10.2)
Cash provided by continuing operating activities	47.9	49.5
Net cash required by discontinued operating activities	(0.1)	(0.4)
Cash provided by operating activities	47.8	49.1

Cash Flows required by Investing Activities:
Acquisitions, net of cash acquired	(50.9)	(37.6)
Capital expenditures	(26.5)	(28.0)
Proceeds from disposal of assets	0.9	1.3
Proceeds from property available for sale	2.0	-
Cash required by investing activities	(74.5)	(64.3)

Cash Flows provided by Financing Activities:
Net decrease in short-term debt	(1.6)	1.8
Cash provided by refinancing of credit facility	183.7	-
Cash payments to settle existing credit facility	(183.7)	-
Cash payments to settle private placement debt	(75.0)	-
Net borrowings on credit facilities	134.1	30.5
Repayment of long-term debt	(0.9)	(5.2)
Excess tax benefits	2.1	1.0
Tax withholdings on stock-based compensation awards	(5.5)	(3.5)
Purchase of stock held in treasury	(7.7)	(1.8)
Dividends	(8.3)	(8.1)
Cash provided by financing activities	37.2	14.7

Effect of foreign exchange rate changes on cash and cash equivalents	(5.9)	(5.6)

Increase (decrease) in cash and cash equivalents	4.6	(6.1)
Cash and cash equivalents, beginning of period	33.3	29.4
Cash and cash equivalents, end of period	$37.9	$23.3

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying Presentation of Debt Issuance Costs. The core principle of the ASU is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). The new standard becomes effective for us as of January 1, 2016, and requires retrospective implementation in which the balance sheet of each individual period presented is to be adjusted to reflect the period-specific effects of applying the new guidance, early adoption is permitted. Subsequent to the issuance of ASU 2015-03 the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. We are currently evaluating the effect, if any, that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU applies to cloud computing arrangements including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements, and was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU provides guidance about whether the arrangement includes a software license. The core principle of the ASU is that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. The company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The core principle of the ASU is that entities will be required to recognize the cumulative impact of a measurement period adjustment (including the impact on prior periods) in the reporting period in which the adjustment is identified. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. However early adoption is permitted. The company anticipates the adoption for the year ended December 31, 2015.

Note 2. Acquisitions

Consistent with our growth strategy, we completed several acquisitions during 2015 and 2014 focused on strengthening our protein processing and liquid foods portfolios.

Fiscal year 2015

Stork Food and Dairy Systems B.V.

On July 31, 2015, John Bean Technologies Corporation and its wholly-owned subsidiary John Bean Technologies Europe B.V. acquired the shares of Stork Food & Dairy Systems, B.V. (“SFDS”), located in Amsterdam, The Netherlands for 46.2 million euro ($50.7 million), which is net of cash acquired of 1.0 million euro ($1.1 million). Consideration for the transaction was provided by cash on hand supplemented with borrowings under our revolving credit facility. SFDS develops, produces and supplies integrated aseptic processing /sterilization and filling systems to the beverage and food processing industries. This acquisition enables us to add complementary aseptic and thermal processing and filling technologies to our liquid foods product portfolio, and will significantly strengthen our ability to provide complete solutions to our customers in the global liquid foods industry.

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and revenue enhancement synergies coupled with the assembled workforce acquired that is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. We are currently assessing the amount of goodwill that we expect to be deductible for tax purposes.

Acquisition-related transaction costs totaling $1.1 million were recognized as other expense at the time they were incurred.

Because the transaction was completed on July 31, 2015, the purchase accounting is preliminary as the valuation of substantially all assets acquired, including accounts receivable, inventories, projects in progress, property, plant and equipment, and all identifiable intangibles, and liabilities assumed, including payables and contingent liabilities, as well as income tax balances and residual goodwill related to this acquisition is not complete; and significant information is still being assembled and reviewed. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for SFDS:

(In millions)
Assets:
Cash	$1.1
Accounts receivable	10.0
Other receivables	2.5
Inventories	4.8
Costs in excess of billings on projects in progress	7.8
Property, plant and equipment	9.8
Intangible assets:
Tradename	12.1
Customer relationships	2.1
Patents	3.9
Deferred Tax Asset	1.1
Total assets	$55.2

Liabilities:
Accounts payable	9.2
Billings in excess of costs on projects	7.6
Other liabilities	9.7
Deferred taxes	5.9
Warranty obligations	0.6
Total liabilities	33.0

Total purchase price	$51.8

Goodwill	$29.6

The tradename, patents and customer relationships will be amortized over their estimated useful lives of twenty-five, seven, and fifteen years, respectively.

Fiscal year 2014

Wolf-Tec Acquisition

On December 1, 2014, John Bean Technologies Corporation and its wholly-owned subsidiaries JBT Holdings, LLC and John Bean Technologies Limited, acquired substantially all of the assets and assumed certain liabilities of Wolf-Tec, Inc. (“Wolf-Tec”) for $53.7 million in cash, which is net of cash acquired of $0.2 million. Consideration for the transaction was provided by cash on hand supplemented with borrowings under our revolving credit facility. The acquisition enables us to better meet customer needs through an expanded portfolio of protein processing equipment and solutions. Our product lines and those of Wolf-Tec are highly complementary, with equipment of both companies frequently utilized on the same production line. The acquisition also provides us with further entry into the beef, pork, and seafood processing markets. The acquisition is strategic in that Wolf-Tec has a strong brand presence, excellent technology and is renowned for its sales and customer support. The acquisition of Wolf-Tec combined with our global reach has and will continue to create strong future growth opportunities.

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

We have substantially completed the purchase price allocation for this acquisition, which is based on the fair value of assets acquired and liabilities assumed. However, if additional information is obtained about these assets and liabilities within the measurement period (not to exceed 12 months from the date of the acquisition), including through asset appraisals and learning more about the newly acquired business, we will refine our estimates of fair value.

During the quarter ended September 30, 2015 we refined our estimates of the customer relationship by $0.1 million and other liabilities by ($0.1 million). The impact of these adjustments was reflected as a decrease in goodwill of $0.2 million. No other significant refinements of the valuation occurred during the quarter. Adjustments during the nine months ended September 30, 2015 included net refinements to customer relationships of $2.7 million, intellectual property of ($3.4 million), tradename of $1.5 million, non-compete of $0.8 million, deferred tax assets of $0.9 million, other liabilities of ($1.1 million), and other immaterial refinements of accounts receivable, inventory, and property, plant and equipment. The net impact of these adjustments was reflected as a net decrease in goodwill of $4.2 million.

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Wolf-Tec:

(In millions)
Assets:
Cash	$0.2
Accounts receivable	2.3
Other current assets	0.3
Inventories	6.5
Property, plant and equipment	7.7
Intangible assets:
Customer relationships	17.3
Intellectual property	2.8
Tradename	1.5
Noncompete agreement	0.8
Backlog & other assets	0.3
Deferred Tax Asset	0.9
Total assets	$40.6

Liabilities:
Accounts payable	1.7
Deferred revenue	0.3
Other liabilities	1.3
Total liabilities	$3.3

Total purchase price	$53.9

Goodwill	$16.6

The customer relationships, intellectual property, and tradename will be amortized over their estimated useful lives of fifteen, ten, and ten years, respectively. The non-compete agreement will be amortized over its term of five years and the backlog asset was amortized over four months, reflecting its pattern of use.

ICS Solutions Acquisition

On July 1, 2014, we completed the acquisition of 100% of the outstanding shares of ICS Solutions, a subsidiary of Stork Food & Dairy Systems B.V., for cash consideration of $35.7 million, which is net of cash acquired of $10.0 million. We funded this acquisition with cash on hand as well as borrowings against our revolving line of credit. ICS Solutions, located in Amsterdam, The Netherlands and Gainesville, Georgia, is a worldwide leader in the engineering, installation and servicing of high-capacity food preservation equipment. The acquisition was strategically important as ICS Solutions’ hydromatic continuous sterilizer is complementary to our product portfolio of fillers, seamers and in-container sterilization technologies. With this acquisition, we have leveraged our worldwide presence and are providing a complete range of high-capacity, in-container sterilization solutions to our customers in the growing global beverage, dairy and canning industries. In addition, this acquisition is allowing us to improve operational effectiveness as well as enhance sales and service support for our customers through the combination of our businesses.

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

The customer relationships and other intangible assets will be amortized over a weighted-average useful life of approximately 12 years.

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

The pro forma impact of these acquisitions is not material individually or in the aggregate and as such, is not presented.

Note 3. Goodwill and intangible assets

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2014	$61.4	$7.8	$69.2
Acquisitions	25.4	-	25.4
Currency translation	(0.7)	(0.1)	(0.8)
Balance as of September 30, 2015	86.1	7.7	93.8

Intangible assets consisted of the following:

	September 30, 2015		December 31, 2014
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$53.8	$14.6	$49.8	$12.4
Patents and acquired technology	35.7	23.1	36.7	23.4
Trademarks	28.1	7.7	14.8	7.4
Other	6.3	4.4	5.6	3.7
Total intangible assets	$123.9	$49.8	$106.9	$46.9

As a result of the SFDS acquisition, annual intangible asset amortization expense is expected to increase by approximately $0.5 million for 2015.

Note 4. Inventories

Inventories consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
Raw materials	$62.5	$53.7
Work in process	59.2	45.3
Finished goods	84.4	79.2
Gross inventories before LIFO reserves and valuation adjustments	206.1	178.2
LIFO reserves and valuation adjustments	(68.4)	(66.4)
Net inventories	$137.7	$111.8

Note 5. DEBT

On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, and repaid our prior revolving credit facility. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a maximum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of September 30, 2015 we had $229.1 million drawn on the credit facility at a weighted-average interest rate of 1.6%.

On July 31, 2015 our $75 million principal amount of 6.66% senior unsecured notes became due. We used borrowings under the $450 million revolving credit facility noted above to fund the repayment in full of these senior unsecured notes.

Note 6. Pension and Other Postretirement Benefits

Components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$0.4	$0.4	$1.1	$1.3	$-	$-	$-	$-
Interest cost	3.4	3.6	10.3	11.0	-	0.1	0.2	0.3
Expected return on plan assets	(4.8)	(4.9)	(14.3)	(14.8)	-	-	-	-
Amortization of prior service (credit) cost	-	-	-	0.1	(0.4)	-	(0.4)	-
Amortization of net actuarial losses	1.2	0.8	3.4	2.1	(0.1)	(0.1)	(0.8)	-
Settlements	-	-	0.3	0.2	-	-	-	(0.1)
Net periodic cost	$0.2	$(0.1)	$0.8	$(0.1)	$(0.5)	$-	$(1.0)	$0.2

We expect to contribute $17 million to our pension and other postretirement benefit plans in 2015. We contributed $10 million to our U.S. qualified pension plan during the nine months ended September 30, 2015.

On August 31, 2015, JBT amended the Retiree Welfare Benefits Plan to terminate future healthcare benefits effective January 1, 2016, which resulted in a release of $1.2 million of other postretirement benefit liability into other comprehensive income. The resulting negative prior service cost of $1.8 million will be amortized out of other comprehensive income into net income over the remaining life of the plan (through January 1, 2016). The gain from this plan amendment for the three and nine months ended September 30, 2015 was $0.4 million.

Note 7. accumulated other comprehensive income (loss)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2015 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, June 30, 2015	$(94.8)	$-	$(30.7)	$(125.5)
Other comprehensive income (loss) before reclassification	1.3	(1.8)	(9.6)	(10.1)
Amounts reclassified from accumulated other comprehensive income	0.1	-	-	0.1
Ending balance, September 30, 2015	$(93.4)	$(1.8)	$(40.3)	$(135.5)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2015 were $0.3 million of benefit in cost of sales and $0.9 million of charges in selling, general and administrative expense, net of $0.5 million in provision from income taxes.

Changes in the AOCI balances for the nine months ended September 30, 2015 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2014	$(96.4)	$-	$(20.7)	$(117.1)
Other comprehensive income (loss) before reclassification	1.3	(1.8)	(19.6)	(20.1)
Amounts reclassified from accumulated other comprehensive income	1.7	-	-	1.7
Ending balance, September 30, 2015	$(93.4)	$(1.8)	$(40.3)	$(135.5)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2015 were $0.3 million of benefit in cost of sales, and $2.8 million of charges in selling, general and administrative expense, net of $0.8 million in provision for income taxes.

Note 8. stock-based compensation

On March 13, 2015, we granted 192,589 restricted stock units with a total fair value of $6.7 million to certain employees under an existing stock-based compensation plan. The units will vest three years from the date of grant, in March 2018, and are expected to be amortized over the vesting period. We recognize compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors. The total compensation expense was $1.9 million and $5.2 million for the three and nine months ended September 30, 2015, respectively. The total compensation expense was $1.9 million and $5.6 million for the three and nine months ended September 30, 2014, respectively.

Note 9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Basic earnings per share:
Income from continuing operations	$12.7	$9.0	$35.1	$15.7
Weighted average number of shares outstanding	29.5	29.6	29.5	29.5
Basic earnings per share from continuing operations	$0.43	$0.30	$1.19	$0.53
Diluted earnings per share:
Income from continuing operations	$12.7	$9.0	$35.1	$15.7
Weighted average number of shares outstanding	29.5	29.6	29.5	29.5
Effect of dilutive securities:
Restricted stock	0.3	0.3	0.3	0.3
Total shares and dilutive securities	29.8	29.9	29.8	29.8
Diluted earnings per share from continuing operations	$0.43	$0.30	$1.18	$0.53

Note 10. Derivative Financial Instruments and Risk Management

Derivative Financial Instruments

All derivatives are recorded as other assets or liabilities in the condensed consolidated balance sheets at their respective fair values. For derivatives designated as cash flow hedges, the effective portion of the unrealized gain or loss related to the derivatives are recorded in other comprehensive income (loss) until the transaction affects earnings. We assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been, and will continue to be, highly effective in offsetting changes in cash flows of the hedged item. The impact of any ineffectiveness is recognized in the condensed consolidated statements of income. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at September 30, 2015 of $296.0 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the condensed consolidated balance sheets:

	As of September 30, 2015		As of December 31, 2014
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$3.5	$1.7	$6.9	$3.9
Other assets / liabilities	2.4	0.1	2.2	-
Total	$5.9	$1.8	$9.1	$3.9

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

As of September 30, 2015 and December 31, 2014, information related to these offsetting arrangements was as follows:

(in millions)	As of September 30, 2015
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.9	$-	$5.9	$(2.0)	$3.9

	As of September 30, 2015
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4.9	$-	$4.9	$(2.0)	$2.9

(in millions)	As of December 31, 2014
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$-	$9.1	$(3.8)	$5.3

	As of December 31, 2014
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$3.9	$-	$3.9	$(3.8)	$0.1

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2015	2014	2015	2014
Foreign exchange contracts	Revenue	$(0.3)	$1.0	$-	$(0.5)
Foreign exchange contracts	Cost of sales	0.1	(0.5)	(0.4)	0.3
Foreign exchange contracts	Other income, net	(0.1)	(0.1)	-	-
Total		(0.3)	0.4	(0.4)	(0.2)
Remeasurement of assets and liabilities in foreign currencies		0.5	0.5	(0.7)	1.4
Net gain (loss) on foreign currency transactions		$0.2	$0.9	$(1.1)	$1.2

Interest Rates: On March 23, 2015 we entered into two forward starting interest rate swaps, designated as cash flow hedges against the cash flow variability related to the interest rate exposure on a portion of our variable rate debt. The first swap is for the period beginning August 10, 2015 through February 10, 2020 for variability in cash flow related to interest expense on $75 million of our borrowings, fixing the annual interest rate at 1.592% plus a margin dependent on our leverage ratio. The second swap is for the period from January 11, 2016 through February 10, 2020 for variability in cash flow related to interest expense on an additional $100 million of our borrowings, fixing the annual interest rate at 1.711% plus a margin dependent on our leverage ratio. At September 30, 2015, the fair value recorded in other liabilities on the condensed consolidated balance sheet is $3.1 million. The effective portion of these derivatives designated as cash flow hedges of $1.8 million has been reported in other comprehensive income (loss) on the condensed consolidated statements of comprehensive income (loss) as of September 30, 2015.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of September 30, 2015.

Refer to Note 11. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

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

Note 11. Fair Value of Financial Instruments

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2015				As of December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$8.5	$8.5	$-	$-	$10.7	$10.7	$-	$-
Derivatives	5.9	-	5.9	-	9.1	-	9.1	-
Total assets	$14.4	$8.5	$5.9	$-	$19.8	$10.7	$9.1	$-
Liabilities:
Derivatives	$4.9	$-	$4.9	$-	$3.9	$-	$3.9	$-

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately on the consolidated balance sheet. Investments include an unrealized loss of $0.7 million as of September 30, 2015 and $0.2 million as of December 31, 2014.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized on the table below:

	As of September 30, 2015		As of December 31, 2014
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$-	$-	$75.0	$77.6
Five-year revolving credit facility, expires February 10, 2020	229.1	229.1	94.3	94.3
Brazilian loan due April 15, 2016	0.6	0.5	2.0	1.8
Brazilian loan due October 16, 2017	2.9	2.5	4.3	3.7
Foreign credit facilities	0.2	0.2	2.3	2.3
Other	0.3	0.3	0.1	0.1

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

Note 12. Commitments and Contingencies

In the normal course of our business, we are subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although we are not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial position. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to our results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known.

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

We are currently the subject of an audit being conducted by the State of Delaware to determine whether we have complied with Delaware unclaimed property (escheat) laws. This audit is being conducted by an outside firm on behalf of the State of Delaware and covers the years from 1986 through the present. In addition to seeking the turnover of unclaimed property subject to escheat laws, the State of Delaware may seek interest, penalties, and other relief. An estimate of a possible loss from this audit cannot be made at this time.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $128.9 million at September 30, 2015, represent guarantees of our future performance. We also have provided $6.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of September 30, 2015, the gross value of such arrangements was $10.3 million, of which our net exposure under such guarantees is $1.6 million.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of period	$10.0	$9.6	$10.2	$10.1
Expense for new warranties	3.1	2.4	8.0	6.6
Adjustments to existing accruals	-	(0.2)	(0.3)	(0.8)
Claims paid	(2.7)	(2.5)	(7.4)	(6.5)
Added through acquisition	0.6	0.5	0.6	0.5
Translation	(0.1)	(0.3)	(0.2)	(0.4)
Balance at end of period	$10.9	$9.5	$10.9	$9.5

Note 13. Business Segment Information

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Revenue
JBT FoodTech	$177.8	$148.0	$480.9	$457.0
JBT AeroTech	95.8	95.6	272.8	232.4
Intercompany eliminations	(0.3)	(0.4)	(0.8)	(0.6)
Total revenue	$273.3	$243.2	$752.9	$688.8

Income before income taxes
Segment operating profit:
JBT FoodTech	$20.5	$15.5	$56.1	$50.4
JBT AeroTech	9.5	10.3	26.2	17.9
Total segment operating profit	30.0	25.8	82.3	68.3
Corporate items:
Corporate expense (1)	(8.9)	(9.3)	(24.3)	(27.3)
Restructuring expense (2)	-	(1.3)	-	(12.5)
Operating income	21.1	15.2	58.0	28.5

Net interest expense	(1.5)	(1.7)	(5.3)	(4.5)
Income from continuing operations before income taxes	$19.6	$13.5	$52.7	$24.0

(1)

Corporate expense generally includes corporate staff costs, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)	Refer to Note 14.

NOTE 14. RESTRUCTURING

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

During the fourth quarter of 2013, we implemented a restructuring plan that included management changes both in the U.S. and in non-U.S. subsidiaries. We incurred severance costs of $1.6 million in connection with this plan in the fourth quarter of 2013. We completed the plan in the third quarter of 2015.

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. Remaining payments required under this plan are expected to be paid during 2015 and 2016.

Additional information regarding the restructuring activities is presented in the tables below:

(In millions)
	Charges incurred during the three months ended September 30,		Charges incurred during the nine months ended September 30,
	2015	2014	2015	2014
Severance and related expense	$(0.5)	$0.4	$(0.5)	$9.8
Asset write-offs	-	-	-	0.5
Other	0.5	0.9	0.5	2.2
	$-	$1.3	$-	$12.5

While restructuring charges are excluded from our calculation of segment operating profit, the table below presents the restructuring charges associated with each segment and with corporate activities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
JBT FoodTech	$0.1	$0.4	$0.1	$9.9
JBT AeroTech	(0.1)	0.3	(0.1)	1.4
Corporate	-	0.6	-	1.2
	$-	$1.3	$-	$12.5

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2015:

(In millions)	Balance as of December 31, 2014	Charged to Earnings	Payments Made /Charges Applied	Foreign Exchange Translation	Balance as of September 30, 2015
Severance and related expense	$7.6	$(0.5)	$(3.4)	$(0.1)	$3.6
Other	-	0.5	(0.5)	-	-

Severance and related expense	$7.6	$-	$(3.9)	$(0.1)	$3.6

NOTE 15. SUBSEQUENT EVENT

On October 1, 2015, we completed our acquisition of the shares of A&B Process Systems (“A&B”), located in Stratford, Wisconsin. A&B specializes in the design, manufacturing, automation and installation of liquid foods turnkey production systems. This acquisition, along with our recently completed acquisitions of ICS and SFDS, greatly strengthens JBT's liquid foods portfolio and our ability to provide complete solutions to customers. The purchase price was $102 million, which was funded with cash on hand as well as borrowings under our revolving credit facility.

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

There are several specific components to our strategy to enhance growth. We are investing in the profitable aftermarket business, building a dedicated sales and service network that will capitalize on our global installed base of equipment. We also are capitalizing on growth opportunities in emerging markets through locally-tailored products. We are establishing a robust, direct presence in Asia, which we believe is critical to winning business from local producers. We have increased our selling expenses and research and development costs, a trend we expect to continue, in order to support these Next Level Initiatives. In addition to our ongoing new product development across our businesses, acquisitions are an integral part of JBT’s growth strategy. In 2014, we completed three acquisitions. In 2015, we completed two additional acquisitions. These acquisitions reflect our strategic focus on companies that complement our protein processing and liquid foods portfolios.

As we evaluate our operating results, we consider our key performance indicators of segment revenue, segment operating profit, EBITDA (earnings before interest, taxes, depreciation and amortization), and the level of inbound orders and order backlog.

Non-GAAP Financial Measures

The results for the three and nine months ended September 30, 2015 and 2014 include several items that affect the comparability of our results.

These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014

Income from continuing operations as reported	$12.7	$9.0	$35.1	$15.7

Non-GAAP adjustments
Restructuring expense	-	1.3	-	12.5
Management succession costs	-	0.8	-	3.4
Strategy and pricing consulting	-	0.4	-	2.3

Impact on tax provision from Non-GAAP adjustments	-	(0.8)	-	(5.6)
Adjusted income from continuing operations	$12.7	$10.7	$35.1	$28.3

(In millions, except per share data)

Income from continuing operations as reported	12.7	9.0	35.1	15.7
Total shares and dilutive securities	29.8	29.9	29.8	29.8
Diluted earnings per share from continuing operations	$0.43	$0.30	$1.18	$0.53

Adjusted income from continuing operations	12.7	10.7	35.1	28.3
Total shares and dilutive securities	29.8	29.9	29.8	29.8
Adjusted diluted earnings per share from continuing operations	$0.43	$0.36	$1.18	$0.95

The above table contains non-GAAP financial measures, including adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations. Adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations are intended to provide an indication of our underlying ongoing operating results and to enhance investors’ overall understanding of our financial performance by eliminating the effects of certain items that are not comparable from one period to the next. In addition, this information is used as a basis for evaluating our performance and for the planning and forecasting of future periods. This information is not intended to nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.

The tables below show a calculation of EBITDA and adjusted EBITDA by segment and on a consolidated basis.

For the three months ended September 30, 2015:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$20.5	$6.3	$26.8	$-	$26.8
JBT AeroTech	9.5	0.5	10.0	-	10.0
Corporate expense	(8.9)	0.5	(8.4)	-	(8.4)
Restructuring expense	-	-	-	-	-
Total	$21.1	$7.3	$28.4	$-	$28.4

For the three months ended September 30, 2014:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$15.5	$6.4	$21.9	$-	$21.9
JBT AeroTech	10.3	0.4	10.7	-	10.7
Corporate expense	(9.3)	0.3	(9.0)	1.2	(7.8)
Restructuring expense	(1.3)	-	(1.3)	1.3	-
Total	$15.2	$7.1	$22.3	$2.5	$24.8

For the nine months ended September 30, 2015:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$56.1	$18.1	$74.2	$-	$74.2
JBT AeroTech	26.2	1.5	27.7	-	27.7
Corporate expense	(24.3)	1.3	(23.0)	-	(23.0)
Restructuring expense	-	-	-	-	-
Total	$58.0	$20.9	$78.9	$-	$78.9

For the nine months ended September 30, 2014:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$50.4	$16.5	$66.9	$-	$66.9
JBT AeroTech	17.9	1.3	19.2	-	19.2
Corporate expense	(27.3)	0.9	(26.4)	5.7	(20.7)
Restructuring expense	(12.5)	-	(12.5)	12.5	-
Total	$28.5	$18.7	$47.2	$18.2	$65.4

The tables above provide our operating income (loss) as adjusted by depreciation and amortization expense booked during the period to arrive at a segmental and consolidated EBITDA value. Further, we add back to EBITDA significant expenses that are not indicative of our ongoing operations to calculate an adjusted EBITDA for the two periods reported. Given our Next Level focus on growth through strategic acquisitions, management considers adjusted EBITDA to be an important non-GAAP measure. This measure allows us to monitor business performance while excluding the impact of amortization due to the step up in value of intangible assets. We use adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results. This information is not intended to nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$273.3	$243.2	$30.1	12.4
Cost of sales	198.8	179.0	(19.8)	(11.1)
Gross profit	74.5	64.2	10.3	16.0
Selling, general and administrative expense	46.4	43.5	(2.9)	(6.7)
Research and development expense	5.0	3.4	(1.6)	(47.1)
Restructuring expense	-	1.3	1.3	100.0
Other expense, net	2.0	0.8	(1.2)	150.0
Operating income	21.1	15.2	5.9	38.8
Interest income	0.2	0.3	(0.1)	(33.3)
Interest expense	(1.7)	(2.0)	0.3	15.0
Income from continuing operations before income taxes	19.6	13.5	6.1	45.2
Provision for income taxes	6.9	4.5	(2.4)	(53.3)
Income from continuing operations	12.7	9.0	3.7	41.1
Loss from discontinued operations, net of taxes	(0.1)	-	(0.1)	-
Net income	$12.6	$9.0	$3.6	40.0

Total revenue increased $30.1 million, or 12.4%, in the third quarter of 2015 compared to the same period in 2014. Organic revenue grew by 11.9%, revenue from acquired companies added 8.6%, and currency translation decreased revenue by 8.1%.

Operating income increased by $5.9 million, and $8.8 million in constant currency, compared to the same period in 2014 as a result of the following items:

●

Gross profit increased by $17.0 million as a result of higher sales volume, continued impact of strategic pricing initiatives and cost savings associated with our restructuring actions and productivity improvement initiatives, partially offset by an increase of $0.4 million in amortization of intangibles.

●	Selling, general and administrative expense increased $7.8 million as a result of the addition of newly acquired businesses as well as investments to support Next Level initiatives.
●	Research and development expense increased $1.9 million primarily due to AeroTech investments to support Next Level initiatives.
●

Restructuring expense decreased $1.3 million. During the third quarter of 2014, we continued our plan to optimize the overall JBT cost structure on a global basis and incurred additional restructuring costs related to this plan of $1.3 million.

Net interest expense decreased by $0.2 million primarily due to the settlement of the senior unsecured notes in July, 2015. The unsecured notes carried an interest rate of 6.66%, and have been replaced with lower interest rate borrowings under the revolving credit facility.

Income tax expense in the third quarter of 2015 and 2014 reflected an expected effective annual income tax rate of 32.9% and 32.6%, respectively. Both years also had $0.2 million in incremental tax expense reflecting the determination of higher tax liabilities in previous years.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue
JBT FoodTech	$177.8	$148.0	$29.8	20.1
JBT AeroTech	95.8	95.6	0.2	0.2
Other revenue and intercompany eliminations	(0.3)	(0.4)	0.1	(25.0)
Total revenue	$273.3	$243.2	$30.1	12.4

Operating income before income taxes
Segment operating profit (1):
JBT FoodTech	$20.5	$15.5	$5.0	32.3
JBT AeroTech	9.5	10.3	(0.8)	(7.8)
Total segment operating profit	30.0	25.8	4.2	16.3
Corporate items:
Corporate expense	(8.9)	(9.3)	0.4	4.3
Restructuring expense	-	(1.3)	1.3	100.0
Operating income	$21.1	$15.2	$5.9	38.8

Other business segment information
Adjusted EBITDA
JBT FoodTech	$26.8	$21.9
JBT AeroTech	10.0	10.7
Corporate expense	(8.4)	(7.8)
Total Adjusted EBITDA	$28.4	$24.8

Inbound orders
JBT FoodTech	$190.5	$160.4
JBT AeroTech	96.2	111.9
Intercompany eliminations	(0.2)	(0.3)
Total inbound orders	$286.5	$272.0

(1)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff-related expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue increased by $29.8 million, and increased $48.1 million in constant currency, in the third quarter of 2015 compared to the same period in 2014. Acquisitions contributed $20.9 million in revenue, and the remaining FoodTech business contributed $27.3 million in growth in revenue. The key driver of organic revenue performance was higher protein processing equipment sales in North America and Asia and higher liquid foods sales in North America, Europe, and Asia.

JBT FoodTech’s operating profit increased by $5.0 million in the third quarter of 2015, but increased by $7.8 million in constant currency, compared to the same period in 2014. Operating profit margin increased from 10.5% to 11.5%. Higher volume and increased profit margins contributed $14.9 million and $1.0 million in increased operating profit, respectively. Gross profit margin improved in protein processing driven by strategic pricing, better manufacturing efficiency and benefits of restructuring. This improvement was partly offset by increased selling, general and administrative expenses and research and development costs of $8.1 million, primarily a result of acquisitions and investments to support Next Level initiatives.

JBT AeroTech

JBT AeroTech's revenue in the three months ended September 30, 2015 increased $0.2 million from the same period in 2014. Revenues from our fixed equipment business increased by $2.0 million largely due to an increase in aftermarket parts and service. Revenues in our airport services business unit improved by $1.9 million as a result of higher revenues from new and existing maintenance contracts. These improvements were mostly offset by a $3.7 million decline in revenues from mobile equipment mainly due to lower shipments of equipment and services to military customers.

JBT AeroTech's operating profit decreased by $0.8 million in the third quarter of 2015 compared to the same period in 2014. Gross profit margins improved by $0.8 million primarily as a result of strategic pricing and productivity improvements. The improvement in gross profit was more than offset by an increase in selling expenses and research and development costs of $1.5 million driven largely by investments to support Next Level initiatives. The remaining $0.1 million decline is the result of the impact of foreign currency translation.

Corporate Expense

Corporate expense decreased by $0.4 million in the third quarter of 2015 driven by the completion of our management succession plan and strategy consulting in 2014, lower inflation estimates in LIFO expense in 2015, offset by higher overall spending to support Next Level initiatives.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$752.9	$688.8	$64.1	9.3
Cost of sales	542.7	504.3	(38.4)	(7.6)
Gross profit	210.2	184.5	25.7	13.9
Selling, general and administrative expense	137.4	132.0	(5.4)	(4.1)
Research and development expense	13.0	10.6	(2.4)	(22.6)
Restructuring expense	-	12.5	12.5	100.0
Other expense, net	1.8	0.9	(0.9)	(100.0)
Operating income	58.0	28.5	29.5	103.5
Interest income	0.7	1.1	(0.4)	(36.4)
Interest expense	(6.0)	(5.6)	(0.4)	(7.1)
Income from continuing operations before income taxes	52.7	24.0	28.7	(119.6)
Provision for income taxes	17.6	8.3	(9.3)	112.0
Income from continuing operations	35.1	15.7	19.4	(123.6)
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	-	-
Net Income	$35.0	$15.6	$19.4	(124.4)

Total revenue increased $64.1 million, or 9.3%, in the nine months ended September 30, 2015 compared to the same period in 2014. Organic revenue grew by 11.0%, revenue from acquired companies added 6.1%, and currency translation decreased revenue by 7.8%.

Operating income increased $29.5 million, and $36.4 in constant currency, in the nine months ended September 30, 2015 compared to the same period in 2014 as a result of the following items:

●

Gross profit increased by $44.3 million as a result of higher sales volume, continued impact of strategic pricing initiatives and cost savings associated with our restructuring actions and productivity improvement initiatives, partially offset by an increase of $2.4 million in amortization of intangibles.

●	Selling, general and administrative expense increased by $17.4 million as a result of the addition of newly acquired businesses as well as investments to support Next Level initiatives.
●	Research and development expense increased $3.3 million primarily due to AeroTech investments to support Next Level initiatives.
●

Restructuring expense decreased $12.5 million. In the nine months ended September 30, 2014 we recorded a restructuring expense of $12.5 million in connection with our plan to optimize the overall JBT cost structure on a global basis.

Net interest expense increased by $0.8 million as a result of higher average debt balances driven by acquisitions, partially offset by the reduction in interest rate as a result of replacing senior unsecured notes with lower interest rate borrowings under the revolving credit facility.

Income tax expense in the nine months ended September 30, 2015 reflected an expected effective annual income tax rate of 32.9%, which included $0.3 million in incremental tax expense reflecting the determination of higher tax liabilities in previous years. Income tax expense in the nine months ended September 30, 2014 reflected an expected effective annual income tax rate of 32.6%, which included $0.5 million in incremental tax expense reflecting the determination of higher tax liabilities in previous years and an uncertain tax position.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended		Favorable /
	September 30,		(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue
JBT FoodTech	$480.9	$457.0	$23.9	5.2
JBT AeroTech	272.8	232.4	40.4	17.4
Other revenue and intercompany eliminations	(0.8)	(0.6)	(0.2)	33.3
Total revenue	$752.9	$688.8	$64.1	9.3

Income before income taxes
Segment operating profit (1):
JBT FoodTech	$56.1	$50.4	$5.7	11.3
JBT AeroTech	26.2	17.9	8.3	46.4
Total segment operating profit	82.3	68.3	14.0	20.5
Corporate items:
Corporate expense	(24.3)	(27.3)	3.0	11.0
Restructuring expense	-	(12.5)	12.5	100.0
Operating income	58.0	28.5	29.5	103.5

Other business segment information
Adjusted EBITDA
JBT FoodTech	$74.2	$66.9
JBT AeroTech	27.7	19.2
Corporate expense	(23.0)	(20.7)
Total Adjusted EBITDA	$78.9	$65.4

Inbound orders
JBT FoodTech	$542.6	$460.9
JBT AeroTech	292.1	283.4
Intercompany eliminations	(0.7)	(0.5)
Total inbound orders	$834.0	$743.8

	September 30,
Order backlog	2015	2014
JBT FoodTech	$276.0	$213.9
JBT AeroTech	185.0	213.4
Total order backlog	$461.0	$427.3

(1)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff-related expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue increased by $23.9 million, and increased $74.5 million in constant currency, in the nine months ended September 30, 2015 compared to the same period in 2014. The increase was driven by organic growth of $32.6 million from higher sales of protein processing products and services in Europe and North America and higher liquid foods sales in North America, Europe, and Asia, and revenue from new acquisitions of $42.0 million.

JBT FoodTech operating profit increased by $5.7 million, or $13.1 million in constant currency, in the nine months ended September 30, 2015 compared to the same period in 2014. Operating profit margin increased from 11.0% to 11.7% as a result of $23.2 million of higher volume and $7.4 million in increased product profit margins. Gross profit margin improved from strategic pricing, sourcing savings, and other cost reduction initiatives. Improved profitability was partly offset by higher selling, general and administrative expenses and research and development costs of $17.5 million, primarily a result of acquisitions and other Next Level initiatives.

JBT AeroTech

JBT AeroTech's revenue increased by $40.4 million in the nine months ended September 30, 2015 compared to the same period in 2014. Revenue from fixed equipment increased $26.7 million driven by higher investment into global airport infrastructure. Revenue from mobile equipment increased $7.8 million driven by higher demand for deicers and cargo loaders partly offset by lower demand for other equipment and services. The remaining increase in revenue of $5.9 million is mainly due to higher revenues from new and existing maintenance contracts in our airport services business.

JBT AeroTech's operating profit increased by $8.3 million during the nine months ended September 30, 2015 compared to the same period in 2014. Higher sales volume accounted for $8.4 million of the improvement and an increase in gross profit margins provided another $4.6 million of operating profit. The increase in gross profit margins was primarily driven by strategic pricing improvements and leveraging of fixed costs. Partly offsetting the gross profit improvement was an increase in selling, general and administrative expenses and research and development costs of $4.5 million driven largely by investments to support Next Level initiatives. The remaining $0.2 million decline is the result of the impact of foreign currency translation.

Corporate Expenses

Corporate expense decreased by $3.0 million in the nine months ended September 30, 2015 driven by the completion of our management succession plan and strategy and pricing consulting during 2014, partially offset by higher spending to support Next Level initiatives.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of September 30, 2015, or cash plus borrowing ability under our revolving credit facilities, was $227.2 million. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements.

As of September 30, 2015, we had $37.9 million of cash and cash equivalents, $34.1 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at September 30, 2015 was approximately $37.5 million. During 2015, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the nine months ended September 30, 2015 and 2014 were as follows:

(In millions)	2015	2014
Cash provided by continuing operating activities	$47.9	$49.5
Cash required by investing activities	(74.5)	(64.3)
Cash provided by financing activities	37.2	14.7
Net cash required by discontinued operations	(0.1)	(0.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(5.9)	(5.6)
Increase (decrease) in cash and cash equivalents	$4.6	$(6.1)

Cash provided by continuing operating activities during the nine months ended September 30, 2015 was $47.9 million, representing a $1.6 million decrease from 2014. While the total cash provided by continuing operating activities stayed relatively consistent year-over-year, higher income and advanced payments in the period contributed to an increase, which was offset by slower collections on our accounts receivable in 2015. We expect to contribute approximately $7.0 million to our pension and other post-retirement benefit plans during the remainder of 2015.

Cash required by investing activities during the nine months ended September 30, 2015 was $74.5 million, an increase of $10.2 million from 2014 due primarily to increased acquisition spending related to SFDS which was acquired in the third quarter of 2015. These increased costs were partially offset by lower capital expenditures in 2015 and proceeds received upon disposal of a property available for sale.

Cash provided by financing activities during the nine months ended September 30, 2015 was $37.2 million, an increase of $22.5 million from 2014. The change in financing cash flows was driven by an increase in borrowings against our 5-year revolving credit facility to fund the SFDS acquisition that closed in July 2015. This was partially offset by share repurchases completed during the period.

Financing Arrangements

On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, and repaid our prior revolving credit facility. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of September 30, 2015 we had $229.1 million drawn on the revolving credit facility.

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

On July 31, 2015 our $75 million principal amount of 6.66% senior unsecured notes became due. We used borrowings under the $450 million revolving credit facility noted above to fund the repayment in full of these senior unsecured notes.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that matured and was paid in full on August 20, 2014. The second loan was a Brazilian real denominated loan with an outstanding balance of Brl 2.3 million (approximately $0.6 million) as of September 30, 2015, which bears an annual interest rate of 5.5%. The first payment on this loan was made on May 15, 2014, with equal monthly payments required for 24 months thereafter.

During 2014, the Brazilian subsidiary entered into an additional Brazilian real denominated loan with an outstanding balance of Br1 11.5 million (approximately $2.9 million) as of September 30, 2015, which bears an annual interest rate of 8.0%. The first payment on this loan is due November 15, 2015, with equal monthly payments required for 24 months thereafter.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on cross border financing flows in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Four of our wholly-owned subsidiaries have short term credit facilities that allow us to borrow up to approximately $12 million in China, which mature on June 30, 2016. As of September 30, 2015, we had $0.2 million borrowed under these credit facilities. Our wholly-owned subsidiary in India has a short term credit facility that allows us to borrow up to approximately $2.3 million. As of September 30, 2015, we had no outstanding borrowings under this credit facility.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At September 30, 2015, we were in compliance with all covenants under the agreements governing our indebtedness discussed above.

We expect to remain in compliance with all restrictive covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our restrictive covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

Outlook

Projected revenue growth of 9-10 percent in 2015 includes a 7 percent headwind from foreign currency translation due to significant appreciation of the US Dollar in the last months of 2014 and during 2015. We expect 2015 segment operating margins to expand 50 to 75 basis points, resulting from continued benefits from our restructuring actions and Next Level operational initiatives. This forecast includes the acquisition completed in the third quarter and the recently announced acquisition that has been completed in the beginning of the fourth quarter. Based on these expectations, the diluted earnings per share from continuing operations guidance for 2015 is $1.75 - $1.80, which includes an estimated foreign currency translation headwind of $0.18 per share and approximately $0.08 per share dilutive impact from the two acquisitions in 2015.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2015, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2015. We have concluded that our disclosure controls and procedures were:

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

Other than noted above, there were no changes in controls identified in the evaluation for the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2015, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and cash flows for the nine-month periods ended September 30, 2015 and 2014. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 29, 2015

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended September 30, 2015.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2015:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2015 through July 31, 2015	32,794	$36.20	32,794	$17.8
August 1, 2015 through August 31, 2015	67,206	36.49	67,206	15.4
September 1, 2015 through September 30, 2015	-	-	-	15.4
	100,000	$36.40	100,000	$15.4

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

John Bean Technologies Corporation
(Registrant)

/s/ Megan J. Rattigan
Megan J. Rattigan
Vice President, Controller and duly authorized officer (Principal Accounting Officer)

Date: October 29, 2015

EXHIBIT INDEX

Number in Exhibit Table	Description

10.1*

Second Amendment of John Bean Technologies Corporation Employee’s Retirement Program; Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012)

10.2*	Third Amendment of John Bean Technologies Corporation Employee’s Retirement Program; Part II Union Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012)

10.3*	JBT Corporation Retiree Welfare Benefits Plan (as Amended and Restated, Effective January 1, 2016)

10.4	First Amendment to Credit Agreement, dated as of September 15, 2015, by and among John Bean Technologies Corporate and John Bean Technologies B.V., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 16, 2015)

15	Letter re: Unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+

The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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