Form 10-K
period 2015-12-31
John Bean Technologies CORP
filed 2016-02-29
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $1,070,619,247.
At February 19, 2016, there were 29,235,724 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by John Bean Technologies Corporation, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations regarding future performance, strategic plans, income, earnings, cash flows, changes in operations, operating improvements, and covenant compliance are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward looking statements include, among others, statements relating to:

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
ITEM 1.    BUSINESS

We are a leading global technology solutions provider to high-value segments of the food & beverage and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments.

JBT FoodTech markets its solutions and services to multinational and regional industrial food and beverage companies. The product offerings of our FoodTech businesses include:

•
Protein. JBT FoodTech provides comprehensive solutions to our Protein customers that include mixing/grinding, injecting, marinating, tumbling, portioning, coating, frying, and freezing for poultry, beef, pork and seafood, as well as ready-to-eat meals, fruits, vegetables, dairy, and bakery products.

•
Liquid Foods. Our Liquid Foods portfolio includes fruit and juice solutions that extract, concentrate and aseptically process citrus, tomato and other fruits, vegetables, and juices. It also includes in-container solutions for the filling, closing and sterilization of fruits, vegetables, soups, sauces, dairy, and pet food products as well as ready-to-eat meals in a wide variety of modern packages. Strategic acquisitions completed in 2015 have added to our product portfolio significant capabilities in the dairy and juice sterilization and filling segments, as well as in customized skidded systems and tank and vessel manufacturing capabilities for a broad array of market segments.

•	Automated Systems. JBT FoodTech provides fully integrated automated guided vehicle systems for repetitive material movement requirements, for example in manufacturing and warehouse facilities.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies, military forces and defense contractors. The product offerings of our AeroTech businesses include:

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

Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602.

BUSINESS SEGMENTS

JBT FoodTech

JBT FoodTech supplies both customized industrial and turnkey solutions and services used in the food processing industry. We design, manufacture and service technologically sophisticated food processing systems for the preparation of meat, seafood and poultry products, ready-to-eat meals, shelf stable packaged foods, bakery products, juice and dairy products, and fruit and vegetable products.

We believe our success is derived from our continued innovation, applying our differentiated and proprietary technologies to meet our customers’ food processing needs. We continually strive to improve our existing solutions and develop new solutions by working closely with our customers to meet their evolving needs.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. We deliver industrial capacity food processing equipment which includes freezers, citrus juice extractors, sterilization systems and coating systems. The installed base of our equipment provides a stream of recurring revenue from aftermarket products, parts, services, and lease arrangements. Recurring revenue accounted for 45% of our FoodTech total revenue in 2015. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers. We also provide fully integrated automated guided vehicle systems for repetitive material handling requirements, for example in manufacturing and warehouse facilities.

We have operations strategically positioned around the world to serve our existing JBT FoodTech equipment base located in more than 100 countries. Our principal production facilities are located in the United States (California, Florida, New York, Ohio, and Wisconsin), Brazil, Belgium, Italy, Sweden, the Netherlands, the United Kingdom, South Africa and China. In addition to sales and services offices based in more than 25 countries, we also support our customers in their development of new food products and processes as well as the refinement and testing of their current applications through ten technical centers located in the United States (California, Florida, and Ohio), Mexico, Brazil, Belgium, Italy, Spain, Sweden, the Netherlands and China. Our global presence allows us to provide direct customized support to customers virtually anywhere they process foods.

Solutions, Products and Services

We offer a broad portfolio of systems, equipment and services to our customers which are often sold as part of a fully integrated processing line solution. Our systems are typically customized to meet the specific customer application needs. Thus, actual production capacity ranges vary and are dependent on the food and product packaging type being processed.

Protein. Our fully integrated processing lines often span from the initial point of entry of raw products through further processing. Our Protein systems include Wolf-Tec Polar Dissolver brine preparation, IMAX injection, Polar Massager marination, Polar Flex Carve maceration, TMAX tenderization, TVI portion cutting systems, the DSI™ waterjet portioners, slicers and attribute scanner/sorters; the Stein™ coating and seasoning applicators, teflon coated Formcook Contact and Combi Cookers, THERMoFIN® fryers, GYRoCOMPACT® spiral ovens, JSO Jet Stream® ovens; and Double D™ Revoband™ linear ovens and cooking systems. Although our solutions are primarily used in the processing of meat and poultry (including nuggets, strips, and wings), we also provide systems that portion, coat or cook other food products ranging from breads and pizzas, seafood, and ready-to-eat meals to pet food.

With our first commercial food processing freezers developed in the 1960s, we remain a leading supplier of freezing and chilling solutions to the food processing industry. We design, assemble, test, and install industry-leading technologies under the Frigoscandia® brand, which include the GYRoCOMPACT® self-stacking spiral, the FLoFREEZE® individual quick freezing (IQF) system, and the ADVANTEC™ linear/impingement freezing system, as well as flat product and contact freezers, chillers and proofers. We also offer a structure-supported Northfield SuperTRAK® spiral freezer for high volume, large packaged products. Our freezers are designed to meet the most stringent demands for quality, economy, food safety and user-friendliness. Our industrial freezers can be found in plants that are processing food products ranging from meat, seafood, and poultry to bakery products and ready-to-eat meals, fruits, vegetables, and dairy products. Protein technology offerings accounted for 31% of our total revenue in 2015.

Liquid Foods. We offer comprehensive processing lines from primary juice extraction through end of line packaging. In the primary space, we supply industrial citrus processing equipment. Our citrus processing solutions include citrus extractors, finishers, pulp systems, evaporators, and citrus ingredient recovery systems as well as aseptic systems (including sterilizers, fillers, and controls) integrated with bulk aseptic storage systems for not-from-concentrate orange juice. Our READYGo™ family of skid-mounted products includes solutions for aseptic sterilization and bulk filling, as well as ingredients and by-products recovery and clean-up systems. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze® produce juicers. These patented juicers are used around the world in hotels, restaurants, coffee shops, grocery stores, convenience stores, quick service restaurants, and juice bars.

We are among the leading worldwide suppliers of fruit, vegetable, and juice processing equipment and aseptic sterilization and bulk filling systems. Our fruit, vegetable, and juice processing lines are comprised of extraction, finishing, heating and mixing equipment, enzyme inactivators, evaporators, flash coolers, sterilizers, and aseptic fillers. Our equipment is primarily sold as an integrated processing line, but can also satisfy a specific need within a line. Our tomato processing lines are installed with processors throughout the world’s key tomato growing regions and produce a range of finished tomato products including tomato paste, concentrates, peeled tomato products, diced tomatoes, salsa, pizza sauce, ketchup, and pureed and crushed tomatoes. Our aseptic processing lines are used in the bulk processing of a wide range of temperate and tropical fruits into juices, particulates, purees, and concentrates. These fruit products are used as ingredients for dairy products (yogurts, smoothies, flavored milk, and ice cream), bakery products, and fruit-based beverages.
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

We are a global supplier of fully integrated industrial sterilization systems that enable production of shelf stable foods in a wide variety of flexible and rigid packages. These integrated solutions for the processing of shelf-stable food and liquid products include a line of continuous hydrostatic sterilizers, our continuous rotary sterilizers, Steam Water Spray static and SuperAgi™ batch retorts, XL-series fillers, SeamTec™ and X-series closers, material handling systems and LOG-TEC® thermal process controls. We are a recognized U.S. Department of Agriculture and Food and Drug Administration Food Process Authority and offer the largest selection of sterilization products in the industry. We also provide automated batch retorts which can process an array of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our solutions also include specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. Additionally, we offer modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes to allow real time modifications in the case of process deviations.

In 2015, we acquired the Stork Food and Dairy Systems and A&B Process Systems businesses, adding significant capabilities in the dairy and juice sterilization and filling segments as well as in customized skidded systems and tank and vessel manufacturing capabilities for a broad array of market segments, respectively.

Liquid Foods solution offerings accounted for 30% of our total revenue in 2015.

Automated Systems.   We also provide fully integrated automated guided vehicle systems for repetitive material handling requirements in manufacturing and warehouse facilities. We provide engineering services and simulations to evaluate the material handling requirements, automated guided vehicle system hardware and software, and hardware and software integration for a complete, seamless solution.

Aftermarket Products, Parts, and Services. We provide aftermarket products, parts, and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment, corrosion monitoring control, food safety and process auditing, and the expertise of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts, and services coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing recurring revenue. Sales of aftermarket products, parts and services are consolidated within the total revenue of their related JBT FoodTech businesses.

JBT AeroTech

JBT AeroTech supplies customized solutions and services used for applications in the air transportation industry, including airport authorities, airlines, airfreight, and ground handling companies, the military and defense contractors. We believe our strong market positions result from our ability to customize our equipment and services utilizing differentiated technology to meet the specific needs of our customers. We continually strive to improve our existing technologies and develop new technologies by working closely with our well established customer base.

There is a significant installed base of our airport and airline equipment around the world. We have delivered the largest volume of cargo loaders, passenger boarding bridges, and aircraft deicers. We have also sold a significant number of mobile passenger steps, cargo transporters, and tow tractors that are operating at airports around the world. This installed base provides a stream of recurring revenue from aftermarket parts, products, and services. Recurring revenue accounted for 34% of AeroTech total revenue in 2015. Our installed base also offers continuous access to customer feedback for improvements and new product development.

JBT AeroTech products have been delivered to more than 100 countries. To support this equipment, we have operations located throughout the world. Our principal production facilities are located in the United States (Florida and Utah), China, Mexico and Spain. To augment our sourcing and manufacturing capabilities, we continue to utilize our dedicated sourcing resources in India and China as well as regional manufacturing in Asia. We also have sales and services offices located in nine countries and collaborative relationships with independent sales representatives, distributors, and service providers in over thirty additional countries.

Solutions, Products, and Services

We offer a broad portfolio of systems, equipment, and services to airport authorities, airlines, air cargo handlers, ground handling companies, military customers and defense contractors.

Mobile Equipment. We supply air cargo loaders, aircraft deicers, and mobile power and environmental air conditioning systems to commercial air passenger and freight carriers, ground handlers, military customers and defense contractors.

Our Commander™ loaders service containerized narrow-body and wide-body jet aircraft and are available in a wide range of configurations. Our Tempest™ aircraft deicers offer a broad range of options that can be configured to meet customers’ specific and regional need to provide efficient aircraft deicing while on the tarmac. We manufacture and supply a full array of B-series conventional and Expeditor™ towbarless aircraft tow tractors for moving aircraft without consumption of jet fuel, mobile passenger steps for tarmac boarding and deplaning, and self-propelled transporters for pallet and container handling.

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

Within mobile equipment, we also have a portfolio of military equipment, including a wide range of ground power mobile air conditioning, aircraft air compressors, air start, and bleed air units for the U.S. Air Force, the U.S. Navy, international military forces, airframe manufacturers and defense contractors. Mobile equipment technology offerings accounted for 16% of our total revenue in 2015.

Fixed Equipment. We supply airport gate equipment. Our Jetway® passenger boarding bridges have set the standard for airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959. Our passenger boarding bridges support a range of aircraft types, from regional jets up to the Airbus A380. Within fixed equipment, we also supply point-of-use and mobile 400 Hertz and pre-conditioned air units that enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate. We also offer aircraft in-ground service pits to provide utility access on airport ramps, hangars and remote parking areas. Fixed equipment accounted for 12% of our total revenue in 2015.

Airport Services. We are an industry provider for the design and management of technical support programs supplied to airlines and airports at over 30 major locations throughout the United States. Our specialty services extend to expertise in the development of sustainable and value orientated operation, maintenance, and repair of sophisticated in-line baggage handling systems, gate equipment, terminals, facilities, and ground support equipment. We also offer technology for enterprise asset management and real-time operations monitoring with our patented iOPS™ suite. This product links alert management notification with mobile capability for automated work order generation, as well as immediate dispatch of service technicians that delivers improved productivity, greater equipment availability, and lower cost.

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

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 752 United States and foreign patents and have approximately 202 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 385 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Competition
We conduct business worldwide and compete with large multinational or regional companies as well as a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area.

We compete by leveraging our industry expertise to provide differentiated and proprietary technology, integrated systems, high product quality and reliability, and comprehensive aftermarket service. We strive to provide our customers with equipment that delivers their lowest total cost of ownership, distinguishing ourselves by providing excellent equipment uptime and increased yields with improved final product quality.

JBT FoodTech’s major competitors include Advanced Equipment Inc.; Alit SRL; Allpax Products, Inc.; Atlas Pacific Engineering Company, Inc.; Barry-Wehmiller Companies, Inc.; Brown International Corp.; CFT S.p.A.; Cooling and Applied Technology, Inc.; Egemin Automation Inc.; Elettric 80 S.p.a. Italia; Ferrum; Food Processing Equipment Company; FPS Process Foods Solutions; GEA Group Aktiengesellschaft; Heat & Control, Inc.; Heinen Freezing; Hydrolock; I.J. White Systems; IQF Frost AB; Krones; Marel hf.; METALQUIMIA, S.A.; MYCOM; Middleby Corporation; Nantong Freezing Equipment Company, Ltd.; Provisur Technologies, Inc.; Scanico A/S; Shibuya Corporation; Starfrost; Statco Engineering; Steriflow SAS.; Tetra Laval; and Tecnopool S.p.A.

JBT AeroTech’s major competitors include Cavotec SA; Elite Line Services Inc.; ERMC; .TwistAero; Global Ground Support LLC; Goldhofer AG; Illinois Tool Works Inc.; Mallaghan Engineering Ltd; Siemens Postal, Parcel & Airport Logistics GmbH; Shenzhen CIMC-TianDa Airport Support Ltd.; ThyssenKrupp AG; TLD Group SAS; Trepel Airport Equipment GmbH; Textron Inc.-Tug Technologies; Vanderlande Industries B.V.; Vestergaard Company A/S; and Weihai Guangtai Airport Equipment Co., LTD.

Employees
We have approximately 4,200 employees with approximately 2,700 located in the United States. Approximately 8% of our employees in the United States are represented by two collective bargaining agreements. The first covers most of those employees through August of 2019, and the second covers employees through December of 2016.

Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 62% of our international employees are covered under national employee unions.

We maintain good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Customers
No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

Government Contracts
We supply equipment and logistics support to the U.S. Department of Defense and international forces. The amount of equipment and parts supplied to these programs is dependent upon annual government appropriations and levels of military spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government and defense contractors are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

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

Available Information
All periodic and current reports, registration statements, and other filings that we are required to make with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, proxy statements and other information are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. You may access and read our SEC filings free of charge through our website at www.jbtcorporation.com, under “Investor Relations – Corporate Information – SEC Filings,” or the SEC’s website at www.sec.gov. These reports are also available to read and copy at the SEC’s Public Reference Room by contacting the SEC at 1-800-SEC-0330.

The information contained on or connected to our website, www.jbtcorporation.com, is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 19, 2016, are as follows:

Name	Age	Office
Thomas W. Giacomini	50	Chairman, President and Chief Executive Officer
Brian A. Deck	47	Executive Vice President and Chief Financial Officer
Steven R. Smith	55	Executive Vice President and Division President-JBT FoodTech
David C. Burdakin	60	Executive Vice President and Division President-JBT AeroTech
James L. Marvin	55	Executive Vice President, General Counsel and Secretary
Mark K. Montague	62	Executive Vice President, Human Resources
Megan J. Rattigan	47	Vice President and Controller

THOMAS W. GIACOMINI became the President and Chief Executive Officer of JBT Corporation as well as a member of the JBT Board of Directors in September 2013. In May 2014, Mr. Giacomini was elected Chairman of the Board. Prior to joining JBT, he served as Vice President (since February 2008) of Dover Corporation, a diversified global manufacturer, and President and Chief Executive Officer (since November 2011) of Dover Engineered Systems. Prior to serving in these roles, Mr. Giacomini served as President (from April 2009 to November 2011) and Chief Executive Officer (from July 2009 to November 2011) of Dover Industrial Products and President (from October 2007 to July 2009) of Dover's Material Handling Platform. Mr. Giacomini joined Dover in 2003 following its acquisition of Warn Industries, an industrial manufacturer specializing in vehicle performance enhancing equipment. During his 12 year tenure at Warn Industries he held a variety of leadership roles including President and Chief Operating Officer. Prior to joining Warn Industries, Mr. Giacomini held various positions at TRW, Inc. Since August 2015, Mr. Giacomini has served as a director of Clarcor, Inc., which markets and manufactures mobile, industrial and environmental filtration products.

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

DAVID C. BURDAKIN became the Vice President and Division Manager-JBT AeroTech in January 2014. In May 2014, Mr. Burdakin’s title changed to Executive Vice President and Division President- JBT AeroTech. Prior to joining JBT, he worked as an independent consultant and as Non-Executive Chairman of Mayline Corporation, a private equity owned industrial company (2012 to 2013). Prior to Mayline, he served as President and Chief Executive Officer (2007 to 2012) of Paladin Brands, a leading independent manufacturer of attachment tools for construction equipment including mobile aviation support equipment. Prior to that, Mr. Burdakin progressed through various leadership roles at HNI Corporation (1993 to 2007), including seven years as President of The HON Company, HNI's largest operating company. Prior to joining HNI, he held various positions at Illinois Tool Works Inc. and Bendix Industrial Group. During 2015, Mr. Burdakin served as a Director of Mayline Corporation.

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

Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results and cause a drop in our stock price.

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

Our business may be adversely affected by changes in current or future national or global economic conditions, including lower growth rates or recession, high unemployment, rising interest rates, limited availability of capital, decreases in consumer spending rates, the availability and cost of energy, and the effect of government deficit reduction, sequestration, and other austerity measures impacting the markets we serve. Any such changes could adversely affect the demand for our products or the cost and availability of our required raw materials, which can have a material adverse effect on our financial results. Adverse national and global economic conditions could, among other things:

•	make it more difficult or costly for us to obtain necessary financing for our operations, our investments, or to refinance our debt;

•	cause our lenders or other financial instrument counterparties to be unable to honor their commitments or otherwise default under our financing arrangements;

•	impair the financial condition of some of our customers, thereby hindering our customers’ ability to obtain financing to purchase our products and/or increasing customer bad debts;

•	cause customers to forgo or postpone new purchases in favor of repairing existing equipment and machinery, and delay or reduce preventative maintenance, thereby reducing our revenue and/or profits;

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

•
negatively impact global demand for air transportation services as well as the food preparation industry, which could result in a reduction of sales, operating income, and cash flows in our JBT AeroTech and JBT FoodTech segments;

•
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

We operate manufacturing facilities in ten countries other than the United States, the largest of which are located in Belgium, China, Sweden, Brazil, Italy, Spain, United Kingdom and the Netherlands. Our international sales accounted for approximately 49% of our 2015 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

•	economic downturns, inflationary and recessionary markets, including in capital and equity markets;

•	civil unrest, political instability, terrorist attacks, and wars;

•	nationalization, expropriation, or seizure of assets;

•	potentially burdensome taxation in other jurisdictions;

•
changes in the mix of our international business operations and revenue relative to our domestic operations, resulting in increasing tax liabilities resulting from repatriation of income generated outside of the United States;

•	inability to repatriate income or capital;

•	foreign ownership restrictions;

•	export regulations that could erode profit margins or restrict exports, including import or export licensing regulations;

•	trade restrictions, trade protection measures, or price controls;

•	restrictions on operations, trade practices, trade partners, and investment decisions resulting from domestic and foreign laws and regulations;

•	compliance with the U.S. Foreign Corrupt Practices Act and other similar laws;

burden and cost of complying with foreign laws, treaties, and technical standards and changes in those regulations;

•	transportation delays and interruptions; and

•	reductions in the availability of qualified personnel.

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

We have invested substantial resources in certain markets where we expect growth, and our business may suffer if we are unable able to achieve the growth we expect.
As part of our strategy to grow, we are expanding our operations in certain emerging or developing markets, and accordingly have made and expect to continue to make substantial investments to support anticipated growth in those regions. We may fail to realize expected rates of return on our existing investments or incur losses on such investments, and we may be unable to redeploy capital to take advantage of other markets. Our results will also suffer if these regions do not grow as quickly as we anticipate.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (DRC) and adjoining countries. To implement this legislation, the SEC adopted annual disclosure and reporting requirements for those companies that use conflict minerals mined from the DRC and adjoining countries in their products. We will continue to incur costs associated with complying with these annual disclosure requirements, including those incurred to conduct diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes, or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals of certain types, we cannot be certain that we will continue to be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products.

An increase in energy or raw material prices may reduce the profitability of our customers, which ultimately could negatively affect our business, financial condition, results of operations, and cash flows.

Energy prices are volatile and have been historically high. High energy prices have a negative trickledown effect on our customers’ business operations by reducing their profitability because of increased operating costs. Our customers require large amounts of energy to run their businesses, particularly in the air transportation industry. Higher energy prices can reduce passenger and cargo air carrier profitability as a result of increased jet and ground support equipment fuel prices. Higher energy prices also increase food processors’ operating costs through increased energy and utility costs to run their plants, higher priced chemical and petroleum based raw materials used in food processing, and higher fuel costs to run their logistics and service fleet vehicles.

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

In the event an E. coli or other food borne illness causes a recall of meat or produce, the companies supplying those fresh, further processed or packaged forms of those products could be severely adversely affected. Any negative impact on the financial viability of our fresh or processed food provider customers could adversely affect our immediate and recurring revenue base.

Freezes, hurricanes, droughts, or other natural disasters may negatively affect our business, financial condition, results of operations, and cash flows.

In the event a natural disaster negatively affects growers or farm production, the food processing industry may not have the fresh food raw materials necessary to meet consumer demand. Crops of entire groves or fields can be severely damaged by a drought, freeze, or hurricane. An extended drought or freeze or a high category hurricane could permanently damage or destroy a tree crop area. If orchards have to be replanted, trees may not produce viable product for several years. Since our recurring revenue is dependent on growers’ and farmers’ ability to provide high quality crops to certain of our customers, our business, financial condition, results of operations, and cash flows could be materially adversely impacted in the event of a freeze, hurricane, drought, or other natural disaster.

Our failure to comply with the laws and regulations governing our U.S. government contracts or the loss of production funding of any of our U.S. government contracts could harm our business.

The U.S. government is the largest contractor in the United States and represented approximately 2% of our 2015 revenue, directly or through subcontracts. Our JBT AeroTech business contracts with the U.S. government and subcontracts with defense contractors conducting business with U.S. government. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government.

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

Non-compliance with the laws and regulations governing U.S. government contracts or subcontracts may result in significant sanctions such as debarment (restrictions from future business with the government). If we were found not to be in compliance now or in the future with any such laws or regulations, our results of operations could be adversely impacted.

Terrorist attacks and threats, escalation of military activity in response to such attacks, or acts of war may negatively affect our business, financial condition, results of operations, and cash flows.

Any future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers or the economy as a whole may materially adversely affect our operations or those of our customers. As a result, there could be delays or losses in transportation and deliveries to our customers, decreased sales of our products, and delays in payments by our customers. Strategic targets such as those relating to transportation and food processing may be at greater risk of future terrorist attacks than other targets in the United States. Our airport authority, airline, air cargo and ground handling customers are particularly sensitive to safety concerns, and their businesses may decline after terrorist attacks or threats or during periods of political instability when travelers are concerned about safety issues. A decline in these customers’ businesses could have a negative impact on their demand for our products. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark, and trade secret laws, as well as through technological safeguards and operating policies and procedures. To the extent we are not successful, our business, financial condition, results of operations, and cash flows could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization, or from independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in others. With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.

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

We have seen a trend towards aggressive enforcement of intellectual property rights as product functionality in our industry increasingly overlaps and the number of issued patents continues to grow. As a result, there is a risk that we could be subject to infringement claims which, regardless of their validity, could:

•	be expensive, time consuming, and divert management attention away from normal business operations;

•	require us to pay monetary damages or enter into non-standard royalty and licensing agreements;

•	require us to modify our product sales and development plans; or

•	require us to satisfy indemnification obligations to our customers.

Regardless of whether these claims have any merit, they can be burdensome and costly to defend or settle and can harm our business and reputation.

Infrastructure failures or catastrophic loss at any of our facilities could lead to production or service curtailments or shutdowns.

We manufacture our products at facilities in the United States, Belgium, China, Sweden, Brazil, Italy, Spain, United Kingdom and the Netherlands. An interruption in production or service capabilities at any of our facilities as a result of equipment failure or other reasons could result in our inability to manufacture our products. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to cancellations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as earthquake, fire, natural disaster, explosions, power loss, unauthorized intrusions, and other catastrophic events. We may also experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The business continuity of our information systems, computer equipment, and information databases are critical to our business operations, and any damage or disruptions could negatively affect our business, financial condition, results of operations, and cash flows.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusions, and other catastrophic events. A part of our operations is based in an area of California that has experienced earthquakes and other natural disasters, while another part of our operations is based in an area of Florida that has experienced hurricanes and other natural disasters. Despite our best efforts at planning for such contingencies, catastrophic events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

In addition, it is periodically necessary to replace, upgrade, or modify our internal information systems. For example we are currently in the process of implementing a common Enterprise Resource Planning (ERP) system across the majority of our businesses. If we are unable to do this in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore our business, financial condition, results of operations, and cash flows may be materially adversely impacted.

We are subject to cyber-security risks arising out of breaches of security relating to sensitive company, client, and employee information and to the technology that manages our operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Notwithstanding careful security and controls design, our information technology systems, and those of our third-party providers could become subject to cyber-attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, including, but not limited to, interruptions to systems availability and denial of access to and misuse of applications required by our clients to conduct business with us. Phishing and other forms of electronic fraud may also subject us to risks associated with improper access to financial assets and customer information. Theft of intellectual property or trade secrets and inappropriate disclosure of confidential information could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity or business delays and could have a material adverse effect on our business.

We face risks associated with current and future acquisitions.

To achieve the company’s strategic objectives, the company has pursued and may continue to pursue expansion opportunities such as acquiring other businesses or assets. Significant expansion involves risks such as additional debt incurred to finance the acquisition or expansion, liabilities (whether known or unknown), environmental or pension liabilities of the acquired business or assets, risks and costs associated with integrating the acquired business or new facility into our operations, unanticipated demands on our management, operational resources and financial and internal control systems, and risks in attracting and retaining customers. If we are unable to effectively integrate acquired businesses or newly formed operations, or if such acquired businesses underperform relative to our expectations, such an expansion may have a material adverse effect on our business, financial position, and results of operations. When making acquisitions, we may be required to obtain licenses, permits, and approvals from state, local, and foreign governments, and we run the risk of being denied the necessary consents from such governmental bodies.

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

Our businesses supply equipment and systems for use in food processing as well as equipment, systems, and services used in airports all over the world, which creates potential exposure for us for personal injury, wrongful death, product liability, commercial claims, product recalls, production loss, property damage, pollution, and other environmental damages. In the event that a customer who purchases our equipment becomes subject to claims relating to food borne illnesses or other food safety or quality issues relating to food processed through the use of our equipment, we could be exposed to significant claims from our customers. Although we have obtained business and related risk insurance, we cannot assure you that our insurance will be adequate to cover all potential liabilities. Further, we cannot assure you that insurance will generally be available in the future or, if available, that premiums to obtain such insurance will be commercially reasonable. If we incur substantial liability and damages arising from such liability are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

In the normal course of business, we are subject to proceedings, lawsuits, claims, and other matters, including those that relate to the environment, health and safety, employee benefits, import and export compliance, intellectual property, product liability, tax matters, securities regulation, and regulatory compliance. For example, we are subject to changes in foreign laws and regulations that may encourage or require us to hire local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular non-U.S. jurisdiction. In addition, environmental laws and regulations affect the systems and services we design, market and sell, as well as the facilities where we manufacture our systems. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future.

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

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations (EAR), the International Traffic in Arms Regulations (ITAR), and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC). We are subject to similar laws and regulations in other countries in which we operate or make sales. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties and reputational harm. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, U.S. export control laws and economic sanctions laws in the U.S. and other countries prohibit certain transactions with U.S. embargoed or sanctioned countries, governments, persons and entities. Although we take precautions to prevent transactions with sanction targets, the possibility exists that we could inadvertently provide our products or services to persons prohibited by sanctions. This could result in negative consequences to us, including government investigations, penalties, and reputational harm.

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

As of December 31, 2015, our foreign subsidiaries held $32.6 million, or 87%, of our cash and cash equivalents. While we currently intend that cash and cash equivalents held by these foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund working capital requirements, make investments, and repay debt (primarily inter-company), if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States or for the purpose of making certain strategic investments in the United States or otherwise, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to us to fund our operations or to make such strategic investment in the United States or otherwise.

Our business could suffer in the event of a work stoppage by our unionized or non-union labor force.

We employ approximately 4,200 people with approximately 2,700 located in the United States. Approximately 8% of our employees in the United States are represented by two collective bargaining agreements. The first covers most of the employees through August of 2019, and the second covers employees through December of 2016.

Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary, such as in Belgium, Sweden, Spain, Italy, the Netherlands and China. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 62% of our international employees are covered under national employee unions.

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

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated other comprehensive income. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Critical Accounting Estimates – Defined Benefit Pension and Other Post-retirement Plans in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 8 to the consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

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

On December 3, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2016 and continuing through December 31, 2018. We have funded the repurchases through cash flows generated by our operations. The amount and timing of share repurchases was based on a variety of factors. Important factors that could cause us to limit, suspend or delay the Company’s stock repurchases include unfavorable market conditions, the trading price of the Company’s common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates, and the availability of U.S. cash. Repurchases of our shares will reduce the number of outstanding shares of our common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

Our actual operating results may differ significantly from our guidance.

We regularly release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release or report in which guidance is given. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Our corporate governance documents, our rights plan, and Delaware law may delay or discourage takeovers and business combinations that our stockholders might consider in their best interests.

Provisions in our certificate of incorporation and by-laws may make it difficult and expensive for a third-party to pursue a tender offer, change-in-control, or takeover attempt that is opposed by our management and Board of Directors. These provisions include, among others:

•	A Board of Directors that is divided into three classes with staggered terms;

•	Limitations on the right of stockholders to remove directors;

•	The right of our Board of Directors to issue preferred stock without stockholder approval;

•	The inability of our stockholders to act by written consent; and

•	Rules and procedures regarding how stockholders may present proposals or nominate directors at stockholders meetings.

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

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	JBT FoodTech	271,000	Owned
Orlando, Florida	JBT AeroTech	248,000	Owned
Ogden, Utah	JBT AeroTech	240,000	Owned/Leased
Lakeland, Florida	JBT FoodTech	200,000	Owned
Sandusky, Ohio	JBT FoodTech	140,000	Owned
Stratford, Wisconsin	JBT FoodTech	160,000	Owned
Kingston, New York	JBT FoodTech	133,000	Owned
Chalfont, Pennsylvania	JBT FoodTech	67,000	Leased
Riverside, California	JBT FoodTech	50,000	Leased

International:
Sint Niklaas, Belgium	JBT FoodTech	289,000	Owned
Helsingborg, Sweden	JBT FoodTech	227,000	Owned/Leased
Amsterdam, The Netherlands	JBT FoodTech	105,000	Leased
Araraquara, Brazil	JBT FoodTech	128,000	Owned
Madrid, Spain	JBT FoodTech, JBT AeroTech	88,000	Owned
Parma, Italy	JBT FoodTech	72,000	Owned
Kunshan, China	JBT FoodTech, JBT AeroTech	80,000	Leased
Shenzhen, China	JBT AeroTech	43,000	Leased
Edinburgh, Scotland	JBT FoodTech	41,000	Leased
Cape Town, South Africa	JBT FoodTech	38,000	Leased
Juarez, Mexico	JBT AeroTech	27,000	Leased

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 19, 2016, there were 1,749 holders of record of our common stock. Information regarding the market prices of our common stock and dividends declared for the two most recent fiscal years is provided in Note 18 to our consolidated financial statements.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2010 in: (i) our common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

Issuer purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2015:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2015 through October 31, 2015	—	$—	—	$15.4
November 1, 2015 through November 30, 2015	—	—	—	15.4
December 1, 2015 through December 31, 2015	—	—	—	—
	—	$—	—	$—

(1)
The share repurchase plan authorized in 2011 expired on December 31, 2015. On December 2, 2015, the Board authorized a new share repurchase program for up to $30 million of our common stock beginning on January 1, 2016 and continuing through December 31, 2018.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected financial and other data about us for the most recent five fiscal years. The data has been derived from our consolidated financial statements. The historical consolidated balance sheet data set forth below reflects the assets and liabilities that existed as of the dates presented.

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for the three years ended December 31, 2015, and the balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2013, 2012, 2011 and the income statement and cash flow data for the years ended December 31, 2012 and 2011 were derived from audited financial statements that are not presented in this report.

The following financial information may not reflect what our results of operations, financial position and cash flows will be in the future. In addition, Item 1A. Risk Factors of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
(In millions, except per share data)	2015	2014 (a)	2013 (a)	2012 (a)	2011 (a)
Income Statement Data:
Revenue:
JBT FoodTech	$725.1	$634.7	$611.1	$592.5	$594.0
JBT AeroTech	383.1	350.2	323.6	325.0	362.0
Other revenue and intercompany eliminations	(0.9)	(0.7)	(0.5)	(0.2)	(0.2)
Total revenue	$1,107.3	$984.2	$934.2	$917.3	$955.8
Operating expenses:
Cost of sales	$790.4	$719.5	$699.0	$684.4	$719.7
Selling, general and administrative expense	207.0	183.3	166.6	158.7	154.4
Research and development expense	18.2	14.6	14.0	14.3	18.5
Restructuring expense	—	14.5	1.6	0.1	11.6
Other (income) expense, net	2.7	1.6	(0.2)	(1.1)	(1.6)
Operating income	89.0	50.7	53.2	60.9	53.2
Interest income	1.1	1.6	2.2	0.5	0.6
Interest expense	(7.9)	(7.6)	(7.6)	(7.4)	(7.0)
Income from continuing operations before income taxes	82.2	44.7	47.8	54.0	46.8
Provision for income taxes	26.2	13.9	13.8	16.9	16.0
Income from continuing operations	56.0	30.8	34.0	37.1	30.8
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.9)	(0.9)	(0.3)
Net income	$55.9	$30.8	$33.1	$36.2	$30.5

Diluted earnings per share:
Income from continuing operations	$1.88	$1.03	$1.15	$1.26	$1.05
Net income	$1.88	$1.03	$1.11	$1.23	$1.04
Diluted weighted average shares outstanding	29.8	29.9	29.7	29.5	29.3

Cash dividends declared per common share	$0.37	$0.36	$0.34	$0.28	$0.28

Common Stock Data:
Common stock sales price range:
High	$51.34	$33.99	$30.00	$18.20	$21.00
Low	$29.69	$25.52	$17.78	$12.76	$13.16

	At December 31,
(In millions)	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	876.1	697.8	621.2	678.0	592.2
Long-term debt, less current portion	280.6	173.8	94.1	189.1	135.7

	Year Ended December 31,
(In millions)	2015	2014	2013	2012	2011
Other Financial Information:
Capital expenditures	37.7	36.7	29.2	24.7	20.8
Cash flows provided by continuing operating activities	112.2	78.0	63.1	86.6	37.0
Order backlog (unaudited)	520.7	366.7	376.5	283.1	246.0

(a)
In 2015, we recorded the amortization expense of intangible assets not considered contract-related in selling, general and administrative expense. We have reclassified similar costs in prior years of $4.0 million, $2.3 million, $2.1 million, and $1.5 million in 2014, 2013, 2012, and 2011 respectively to be consistent with the current year presentation. Contract-related intangible assets (e.g., backlog) continue to be amortized into cost of sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview

We are a leading global technology solutions provider to to high-value segments of the food & beverage and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments.

In 2015, we continued to implement our Next Level strategy that was developed in 2014 to capitalize on the leadership position of our businesses and accelerate growth and profitability. The Next Level strategy is based on a three-pronged plan to “fix”, “strengthen”, and “grow” JBT.

•
Fix. We have implemented a “One JBT” cultural transformation across JBT, built on our long-standing values of integrity, accountability, and teamwork. At the organization level, we have implemented a shared services model, consolidating back office operations in the U.S. to standardize practices and leverage the scale of our two businesses. We have also consolidated smaller operations enabling JBT FoodTech and JBT AeroTech to operate shared facilities and are in the process of expanding the shared services model in Europe.

We are driving organization simplification to lay a growth foundation. We have undertaken restructuring actions across JBT to improve efficiency and right-size our business.

•
Strengthen. In 2015 we continued to implement leadership and management changes in our businesses to better align with our customers’ market needs. To further strengthen the business, we continue to utilize the JBT Excellence Model (or JEM). JEM includes value-based pricing, which has been rolled out across all major businesses. JEM also includes implementation of Lean initiatives or what we call Relentless Continuous Improvement (RCI). This is an integrated focus on safety, quality, delivery, and cost that establishes a sustainable competitive advantage. We also continue to enforce RCI via extensive leadership training and in 2015 we achieved a significant milestone of all our JBT production facilities having either started or being well along implementation of RCI.

•
Grow. There are specific components to our growth strategy with a focus on food. We continue to invest in the profitable aftermarket business, building a dedicated sales and service network that will capitalize on our global installed base of equipment. We also are capitalizing on growth opportunities in emerging markets through locally-tailored products. We enjoy a robust, direct presence in Asia, which is important for driving long-term growth. In 2014, we opened a joint JBT FoodTech and JBT AeroTech manufacturing center. We made substantial progress on our planned technology center adjacent to the manufacturing center - which will allow customers to conduct test production runs - and opened it to customers in January 2016.

Beyond organic growth initiatives, we are pursuing strategic acquisitions. We completed three acquisitions in 2014 and two acquisitions in 2015. These support our strategy of acquiring strong companies that complement our Protein and Liquid Foods portfolios. Looking ahead, we continue to establish a pipeline of mergers and acquisition (M&A) opportunities. Our successful acquisition activity is the result of building our corporate M&A capabilities and engaging the field operations in the process of identifying, executing, and integrating acquisitions.

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

Non-GAAP Financial Measures

The results for the periods ended December 31, 2015, 2014 and 2013 include several items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	December 31,
(In millions)	2015	2014	2013

Income from continuing operations as reported	$56.0	$30.8	$34.0

Non-GAAP adjustments
Restructuring expense	—	14.5	1.6
Management succession costs	—	6.4	2.7
Strategy and pricing consulting	—	2.4	1.0

Impact on tax provision from Non-GAAP adjustments	—	(7.5)	(2.0)
Adjusted income from continuing operations	$56.0	$46.6	$37.3

(In millions, except per share data)

Income from continuing operations as reported	$56.0	$30.8	$34.0
Total shares and dilutive securities	29.8	29.9	29.7
Diluted earnings per share from continuing operations	$1.88	$1.03	$1.15

Adjusted income from continuing operations	56.0	46.6	37.3
Total shares and dilutive securities	29.8	29.9	29.7
Adjusted diluted earnings per share from continuing operations	$1.88	$1.56	$1.26

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

The tables below show a reconciliation from operating income to EBITDA and adjusted EBITDA by segment and on a consolidated basis.

For the year ended December 31, 2015:

(In millions)	Operating income (loss)	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$85.4	$25.5	$110.9	—	$110.9
JBT AeroTech	38.2	2.0	40.2	—	40.2
Corporate expense	(34.6)	2.1	(32.5)	—	(32.5)
Restructuring expense	—	—	—	—	—
Total	$89.0	$29.6	$118.6	—	$118.6

For the year ended December 31, 2014:

(In millions)	Operating income (loss)	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$72.7	$22.2	$94.9	—	$94.9
JBT AeroTech	30.0	1.8	31.8	—	31.8
Corporate expense	(37.5)	1.3	(36.2)	8.8	(27.4)
Restructuring expense	(14.5)	—	(14.5)	14.5	—
Total	$50.7	$25.3	$76.0	23.3	$99.3

The tables above provide our operating income (loss) as adjusted by depreciation and amortization expense booked during the period to arrive at a segmental and consolidated EBITDA value. Further, we add back to EBITDA significant expenses that are not indicative of our ongoing operations to calculate an adjusted EBITDA for the two periods reported. Given our Next Level focus on growth through strategic acquisitions, management considers adjusted EBITDA to be an important non-GAAP measure. This measure allows us to monitor business performance while excluding the impact of amortization of intangible assets. We use adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.

In addition, we utilize the net debt to EBITDA leverage ratio (a non-GAAP measure) to assess our overall financial leverage and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to EBITDA leverage ratio to the most directly comparable GAAP measures:

(in millions)	2015	2014
Short-term borrowings	$0.4	$2.3
Current portion of long-term debt	1.8	1.9
Long-term debt, less current portion	280.6	173.8
Total Debt	282.8	178.0
Less Cash	37.2	33.3
Net Debt	245.6	144.7
EBITDA	118.6	76.0
Net debt to EBITDA Leverage Ratio	$2.1	$1.9

This information is not intended to nor should it be considered in isolation or as a substitute for financial measures prepared in accordance with GAAP.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing. This calculation may differ from similarly-titled measures used by other companies and, accordingly, the constant currency presentation is not meant to be a substitution for recorded amounts presented in conformity with GAAP nor should such amounts be considered in isolation.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue	$1,107.3	$984.2	$934.2	$123.1	$50.0
Cost of sales	790.4	719.5	699.0	(70.9)	(20.5)
Gross profit	316.9	264.7	235.2	52.2	29.5
Selling, general and administrative expense	207.0	183.3	166.6	(23.7)	(16.7)
Research and development expense	18.2	14.6	14.0	(3.6)	(0.6)
Restructuring expense	—	14.5	1.6	14.5	(12.9)
Other (income) expense, net	2.7	1.6	(0.2)	(1.1)	(1.8)
Operating income	89.0	50.7	53.2	38.3	(2.5)
Interest income	1.1	1.6	2.2	(0.5)	(0.6)
Interest expense	(7.9)	(7.6)	(7.6)	(0.3)	—
Income from continuing operations before income taxes	82.2	44.7	47.8	37.5	(3.1)
Provision for income taxes	26.2	13.9	13.8	(12.3)	(0.1)
Income from continuing operations	56.0	30.8	34.0	25.2	(3.2)
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.9)	(0.1)	0.9
Net income	$55.9	$30.8	$33.1	$25.1	$(2.3)

2015 Compared With 2014

Total revenue increased $123.1 million or $197.9 million in constant currency in 2015 compared to 2014. The increase was mainly driven by revenue from new acquisitions of $87.6 million, as well as organic growth of $105.8 million primarily in the U.S. market and, to a lesser extent, the European, Latin American and Asian markets. Operating income increased $38.3 million or $48.2 million in constant currency in 2015 compared to 2014 as a result of improved profitability and investments in our Next Level strategic initiatives. Factors impacting operating income include:

•
Gross profit increased $52.2 million or $79.3 million in constant currency. This increase is a result of higher volumes combined with higher gross profit margins driven by approximately $22.6 million in constant currency from acquisitions compared to 2014, and the benefits of improved productivity, operating efficiencies and strategic pricing.

•
Selling, general and administrative (SG&A) expenses increased by $23.7 million or $39.8 million in constant currency. The increase was primarily a result of the addition of newly acquired businesses, as well as investments to support Next Level initiatives and higher volume activity.

•	Research and development expense increased by $3.6 million primarily to support Next Level initiatives.

•
Restructuring expense decreased $14.5 million. In the prior year we recorded a restructuring expense of $14.5 million in connection with our plan to optimize the overall JBT cost structure on a global basis.

•	Other (income) expense, net, increased by $1.1 million, primarily due to higher acquisition costs incurred on the acquisitions completed in 2015.

Net interest expense increased by $0.8 million as a result of higher average debt balances driven by acquisitions, partially offset by the reduction in interest rate as a result of replacing senior unsecured notes with lower interest rate borrowings under the revolving credit facility.

Income tax expense for 2015 reflects an income tax rate of 31.9% compared to 31.1% in 2014. The increase in the effective tax rate was a result of a shift in the mix of earnings towards the U.S. and to higher-tax jurisdictions in our foreign operations.

2014 Compared With 2013

Total revenue increased $50.0 million or $64.0 million in constant currency in 2014 compared to 2013. The increase was mainly attributed to higher sales in the U.S. market and, to a lesser extent, the Latin American market. Operating income decreased $2.5 million in 2014 compared to 2013 as a result of investments in our Next Level strategic initiatives and our transition of management. Additionally, we recorded $12.9 million of incremental restructuring charges to improve efficiency and right-size our business, but realized approximately $4 million of cost benefits in 2014 from the restructuring initiatives. Other factors impacting operating income include:

•
Gross profit increased $29.5 million or $34.1 million in constant currency. This is a result of both higher volumes and higher gross profit margins driven by approximately $4.0 million of benefits from strategic pricing.

•
Selling, general and administrative (SG&A) expenses increased by $16.7 million. The increase was primarily a result of $7.0 million in investments in Next Level initiatives, including expanding our aftermarket sales and service staff, investments in Asia, RCI related initiatives, and higher costs to acquire companies. In addition, the increase in SG&A was due to $3.7 million of higher costs related to management succession and $1.4 million of higher consulting expenses.

•	Research and development expense increased by $0.6 million due to higher investments in new product development across both segments.

•	Other expense, net, increased by $1.8 million, primarily due to $0.9 million in higher acquisition costs.

Income tax expense for 2014 reflects an income tax rate of 31.1% compared to 28.9% in 2013. The increase in effective tax rate was a result of a shift in the mix of earnings towards the U.S. and to higher-tax jurisdictions in our foreign operations.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Revenue
JBT FoodTech	$725.1	$634.7	$611.1	$90.4	$23.6
JBT AeroTech	383.1	350.2	323.6	32.9	26.6
Other revenue and intercompany eliminations	(0.9)	(0.7)	(0.5)	(0.2)	(0.2)
Total revenue	$1,107.3	$984.2	$934.2	$123.1	$50.0
Income before income taxes
Segment operating profit:
JBT FoodTech	$85.4	$72.7	$64.5	$12.7	$8.2
JBT AeroTech	38.2	30.0	26.8	8.2	3.2
Total segment operating profit	123.6	102.7	91.3	20.9	11.4
Corporate items:
Corporate expense	(34.6)	(37.5)	(36.5)	2.9	(1.0)
Restructuring expense	—	(14.5)	(1.6)	14.5	(12.9)
Net interest expense	(6.8)	(6.0)	(5.4)	(0.8)	(0.6)
Total corporate items	(41.4)	(58.0)	(43.5)	16.6	(14.5)
Income from continuing operations before income taxes	82.2	44.7	47.8	37.5	(3.1)
Provision for income taxes	26.2	13.9	13.8	(12.3)	(0.1)
Income from continuing operations	56.0	30.8	34.0	25.2	(3.2)
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.9)	(0.1)	0.9
Net income	$55.9	$30.8	$33.1	$25.1	$(2.3)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

2015 Compared With 2014

JBT FoodTech’s revenue increased by $90.4 million, or $160.4 million in constant currency, in 2015 compared to 2014. The increase was mainly driven by revenue from new acquisitions of $87.6 million, and organic growth of $72.8 million from higher sales of Protein products and services in Europe, North America and South America, higher Liquid Foods sales in North America, Europe and South America, with both segments seeing a continued increase in aftermarket sales.

JBT FoodTech operating profit increased by $12.7 million, or $23.2 million in constant currency, in 2015 compared to 2014. Higher volume, strategic pricing, sourcing savings, restructuring savings and other cost reduction initiatives improved operating profit by $63.0 million. Improved profitability was partially offset by higher selling, general and administrative costs of $37.2 million, primarily a result of acquisitions, legal expenses and accruals pertaining to product-related litigation matters, and other Next Level initiatives. Operating profit margin increased from 11.5% in 2014 to 11.8% in 2015.

2014 Compared With 2013

JBT FoodTech’s revenue increased by $23.6 million, or $37.4 million in constant currency, in 2014 compared to 2013. Protein and Liquid Foods equipment revenue contributed $20.4 million and $15.8 million, respectively, to the increase in constant currency. Acquisitions across both Protein and Liquid Foods contributed $22.4 million which is included in the noted increases. Also, across the two segments, recurring revenue contributed $25.1 million, which is included in the noted increases, driven primarily by a strong increase in aftermarket parts and service.

JBT FoodTech’s operating profit increased by $8.2 million, or $9.6 million in constant currency, in 2014 compared to 2013, and operating profit margin increased from 10.6% in 2013 to 11.5% in 2014. Higher volume and increased profit margins contributed $10.8 million and $12.2 million in increased operating profit, respectively. Gross profit margin improved across both Protein and Liquid Foods, driven by benefits from strategic pricing, and increased aftermarket parts and service revenue. These increases were partially offset by increased SG&A costs of $12.4 million, which were primarily a result of investments in Next Level initiatives, including a $3.1 million investment in growth in Asia and $2.5 million in acquisition related costs. Research and development costs increased $1.1 million reflecting investment in new product development across Protein and Liquid Foods.

JBT AeroTech

2015 Compared With 2014

JBT AeroTech's revenue increased by $32.9 million, or $37.8 million in constant currency, in 2015 compared to 2014. Revenues from our fixed equipment business increased $23.2 million primarily due to an increase in revenues from passenger boarding bridges and related equipment as a result of higher investment into global airport infrastructure. Revenues from our airport service business unit improved by $8.8 million mainly due to higher revenues from new and existing maintenance contracts. Revenues from our mobile equipment business increased $5.8 million as a result of higher shipments of cargo loaders and deicers partly offset by lower shipments of equipment and services to military customers and defense contractors.

JBT AeroTech's operating profit increased by $8.2 million, or $8.7 million in constant currency, in 2015 compared to 2014. Higher sales volume accounted for $7.1 million of the improvement and an increase in gross profit margins provided another $8.3 million of operating profit. The increase in gross profit margins was primarily driven by pricing improvements, gains in productivity and leveraging of fixed costs. Partly offseting the gross profit improvement was an increase in selling, administrative and research and development costs of $6.7 million driven primarily by investments to support future growth.

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

Corporate Items

2015 Compared With 2014
Corporate items decreased by $16.6 million compared to 2014 driven by the restructuring charge taken in 2014 and completion of our management succession plan and strategy consulting during 2014, partially offset by higher LIFO expense and higher overall spending on our Next Level initiatives.

2014 Compared With 2013

Corporate items increased by $14.5 million compared to 2013. These increased costs reflect higher investments in our Next Level strategy including $0.6 million in higher interest on debt used to fund acquisitions, $0.9 million in higher acquisition related costs, and $12.9 million in higher restructuring costs.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31, 2015 and 2014.

(In millions)	2015	2014
JBT FoodTech	$795.8	$626.4
JBT AeroTech	430.5	354.4
Other and intercompany eliminations	(0.9)	(0.8)
Total inbound orders	$1,225.4	$980.0

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31, 2015 and 2014.

(In millions)	2015	2014
JBT FoodTech	$308.1	$200.5
JBT AeroTech	212.6	166.2
Total order backlog	$520.7	$366.7

Order backlog in our JBT FoodTech segment at December 31, 2015 increased by $107.6 million compared to December 31, 2014. Excluding the effect of foreign exchange, FoodTech backlog increased by $123.7 million. The increase was due to higher orders in Liquid Foods driven by the acquisitions of Stork Food and Dairy Systems and A&B Process Systems, as well as strong orders in sterilization equipment in North America and Asia. Order activity also increased for Protein primarily in North American and European markets. We expect to convert almost all of the JBT FoodTech backlog at December 31, 2015 into revenue during 2016.

Order backlog in our JBT AeroTech segment at December 31, 2015 increased by $46.4 million compared to December 31, 2014. The increase was due to higher orders for both mobile and fixed equipment. We expect to convert approximately 85% of the JBT AeroTech backlog at December 31, 2015 into revenue during 2016.

2016 Outlook

Projected revenue growth of approximately 15 percent in 2016 reflects organic and acquisition growth of 4 - 5 percent and 10 percent, respectively. The Company expects total segment operating margin in 2016 to expand about 25 - 50 bps relative to 2015. The company forecasts adjusted diluted earnings per share of $2.15 - $2.30 in 2016, and $1.90 - $2.05 on a GAAP basis.
Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of December 31, 2015, or cash plus borrowing capacity under our credit facilities, was $218.5 million. The cash flows generated by our operations and the credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, acquisitions and other financing requirements.

As of December 31, 2015, we had $37.2 million of cash and cash equivalents, $32.6 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary is outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at December 31, 2015 was approximately $37.5 million. During 2015, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2016 and continuing through December 31, 2018. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future awards under the Incentive Compensation Plan. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors.

Defined Benefit Pension Plans

We have defined benefit pension plans that cover certain domestic and international employees. Our largest single pension plan is the U.S. qualified plan. At December 31, 2015, this plan accounted for 87% of our consolidated defined benefit pension plans’ projected benefit obligation (PBO) and 96% of the consolidated total pension plans’ assets. Due to an increase in the discount rate used to value the PBO and a change in mortality assumptions at December 31, 2015, the obligation decreased by approximately $29 million, and the assets experienced a loss during 2015 of 7%. We expect to contribute approximately $12 million to our U.S. qualified plan during 2016 and $2.3 million to our other pension and post-retirement benefit plans in 2016.

On August 31, 2015, JBT amended the Retiree Welfare Benefits Plan to terminate future healthcare benefits effective January 1, 2016, which resulted in a release of $1.2 million of other post-retirement benefit liability into other comprehensive income. The resulting negative prior service cost of $1.8 million was amortized out of other comprehensive income into net income over the remaining life of the plan (through January 1, 2016).

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2015:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$282.8	$2.2	$1.2	$279.4	$—
Interest payments on long-term debt (b)	18.8	5.3	10.6	2.9	—
Operating leases	19.9	5.0	7.2	3.1	4.6
Amounts due sellers from acquisitions (c)	3.2	3.0	0.2	—	—
Unconditional purchase obligations (d)	52.4	49.1	3.2	0.1	—
Pension and other post-retirement benefits (e)	14.3	14.3	—	—	—
Total contractual obligations	$391.4	$78.9	$22.4	$285.5	$4.6

(a)
Our available long-term debt is dependent upon our compliance with covenants described under the heading “Financing Arrangements” later in Item 7. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements and could accelerate our obligation to repay the amount due. We are in compliance with all debt covenants as of December 31, 2015.

(b)	Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2015.

(c)	We have obligations to make $3.2 million of contingent purchase price payments to the sellers of A&B and Formcook that were deferred in conjunction with the acquisitions.

(d)
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

(e)	This amount reflects planned contributions in 2016 to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

The following is a summary of other off-balance sheet arrangements at December 31, 2015:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$23.5	$21.1	$1.7	$—	$0.7
Surety bonds	131.9	39.9	52.3	39.7	—
Total other off-balance sheet arrangements	$155.4	$61.0	$54.0	$39.7	$0.7

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

Cash Flows

Cash flows for each of the years in the three-year period ended on December 31, 2015 were as follows:

(In millions)	2015	2014	2013
Cash provided by continuing operating activities	$112.2	$78.0	$63.1
Cash required by continuing investing activities	(185.1)	(126.6)	(28.1)
Cash provided (required) by financing activities	83.9	61.9	(101.6)
Cash required by discontinued operations	(0.3)	(0.3)	(1.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(6.8)	(9.1)	(1.9)
Increase (decrease) in cash and cash equivalents	$3.9	$3.9	$(69.6)

2015 Compared with 2014

Cash flows provided by continuing operating activities in 2015 were $112.2 million, representing a $34.2 million increase compared to 2014. The change in the operating cash flows is attributable to higher income combined with more than $10 million in improved working capital cash flows due to higher advanced payments and accounts payables, and lower inventory.

Cash required by investing activities during 2015 was $185.1 million, representing a $58.5 million increase compared to 2014. The change was due primarily to increased acquisition costs, where we invested $150.9 million on acquisitions completed during 2015 compared to acquisition costs in 2014 of $91.3 million.

Cash flows provided by financing activities in 2015 were $83.9 million compared to cash flows required by financing activities of $61.9 million in 2014. The change in financing cash flows was primarily driven by borrowings against our 5-year revolving credit facility to provide the funding required for the acquisitions completed during 2015.

2014 Compared with 2013

Cash flows provided by continuing operating activities in 2014 were $78.0 million, representing a $14.9 million increase compared to 2013. The change in the operating cash flows is primarily attributable to more than $25 million in improved working capital cash flows offset by $9.6 million in higher pension contributions.

Cash required by investing activities during 2014 was $126.6 million, representing a $98.5 million increase compared to 2013. We invested $91.3 million on acquisitions completed during 2014, with the remainder of the increase resulting from higher capital expenditures in 2014. We have constructed a new JBT FoodTech plant in Lakeland, Florida to replace an existing plant in the same area. We spent approximately $7 million on this project in 2014 and approximately $5 million in 2015 to complete the project.

Cash flows provided by financing activities in 2014 were $61.9 million compared to cash flows required by financing activities of $101.6 million in 2013. The change in financing cash flows was primarily driven by borrowings against our 5-year revolving credit facility to provide the funding required for the acquisitions completed during 2014.

Financing Arrangements

On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, and repaid our prior revolving credit facility. This credit facility permits borrowings in the U.S. and in the Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a maximum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of December 31, 2015 we had $279.4 million drawn on the credit facility.

On July 31, 2015 our $75 million principal amount of 6.66% senior unsecured notes became due. We used borrowings under the $450 million revolving credit facility noted above to fund the repayment in full of these senior unsecured notes.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that matured and was paid in full on August 20, 2014. The second loan was a Brazilian real denominated loan with an outstanding balance of Br 1.3 million (approximately $0.3 million) as of December 31, 2015, which bears an annual interest rate of 5.5%. The first payment on this loan was made on May 15, 2014, with equal monthly payments required for 24 months thereafter.

During 2014, the Brazilian subsidiary entered into an additional Brazilian real denominated loan with an outstanding balance of Br 10.6 million (approximately $2.7 million) as of December 31, 2015, that bears an annual interest rate of 8.0%. The first payment on this loan was made on November 15, 2015, with equal monthly payments required for 24 months thereafter.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on foreign currency exchange in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Four of our wholly owned subsidiaries have short term credit facilities that allow us to borrow up to approximately $12 million in China, which mature on June 30, 2016. Our wholly-owned subsidiary in India has a short term credit facility that allows us to borrow up to approximately $2.3 million. As of December 31, 2015, we had no outstanding amount borrowed under this credit facility.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, requirement to repay our borrowings and/or a significant increase in our cost of financing. At December 31, 2015, we were in compliance with all financial covenants in our credit agreement as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of December 31, 2015
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	17.2
Leverage ratio (2)	Not greater than 3.5	2.1

(1)
Interest coverage ratio is a comparison of the trailing twelve months Consolidated EBITDA, defined as net income plus interest expense plus income tax expense plus depreciation and amortization plus non-cash expenses, extraordinary, unusual and non-recurring items excluding certain 2015 payments of extraordinary, unusual and non-recurring items as agreed with the lenders, to trailing twelve months interest expense.

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
In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have not demonstrated usage within the most recent three-year period. This list is then reviewed by management personnel to determine whether this list of potential excess or obsolete inventory items is accurate The remaining items on the candidate listing are written down to their estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the identifiable net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis, or whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We are required to make certain subjective and complex judgments in assessing whether an event that could indicate an impairment of goodwill has occurred, and must make assumptions and estimates to determine the fair value of our reporting units. We may first assess qualitative factors to make this determination. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount based on our qualitative assessment, then a quantitative test is not necessary. We may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, we determine the fair value of a reporting unit using the “income approach” valuation method. We use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate cost of capital rate. Judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others. If the estimated fair value of a reporting unit exceeds its carrying value, we consider that goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and we calculate an implied fair value of goodwill. The implied fair value is calculated as the difference between the fair value of the reporting unit and the fair value of the individual assets and liabilities of the reporting unit, excluding goodwill. An impairment charge is recorded for any excess of the carrying value over the implied fair value.

We completed our annual goodwill impairment test as of October 31, 2015 using a quantitative assessment approach. As a result of this assessment we noted that the fair value of each reporting unit substantially exceeds its carrying value and therefore none of our goodwill was impaired.

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

Defined Benefit Pension and Other Post-retirement Plans

The measurement of pension and other post-retirement plans’ costs require the use of assumptions for discount rates, investment returns, employee turnover rates, retirement rates, mortality rates and other factors. The actuarial assumptions used in our pension and post-retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and post-retirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.

Our accrued pension and other post-retirement benefits liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams.  The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 87% of all pension plan obligations, was 4.6% in 2015, 4.3% in 2014 and 5.1% in 2013. A change of 50 basis points in the discount rate used in our calculation would impact our projected benefit obligation by approximately $19 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96% of all pension plan assets, was 7.25% for 2015, 8.0% for 2014 and 8.0% for 2013. For 2016, the rate is expected to be 7.0%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by approximately $1 million (pre-tax).

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying Presentation of Debt Issuance Costs. The core principle of the ASU is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). The new standard becomes effective for us as of January 1, 2016, and requires retrospective implementation in which the balance sheet of each individual period presented is to be adjusted to reflect the period-specific effects of applying the new guidance, early adoption is permitted. Subsequent to the issuance of ASU 2015-03 the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. We have determined that the adoption of this standard will not have a material effect on our consolidated financial statements and related disclosures.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. The core principle of the ASU is that entities that historically used the lower of cost or market in the subsequent measurement of inventory will instead be required to measure inventory at the lower of cost and net realizable value. The guidance will not change U.S. GAAP for inventory measured using LIFO or the retail inventory method. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. The company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The core principle of the ASU is that entities will be required to recognize the cumulative impact of a measurement period adjustment (including the impact on prior periods) in the reporting period in which the adjustment is identified. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2015. However early adoption is permitted. The company anticipates the adoption for the year ended December 31, 2016.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU simplifies the presentation of deferred taxes in the balance sheet by eliminating the requirement to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The core principle of the ASU is that entities will be required to present all deferred tax assets and deferred tax liabilities as noncurrent on the classified balance sheet. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. However early adoption is permitted. Entities are permitted to apply the amendments either prospectively or retrospectively. The company has adopted this ASU for the year ended December 31, 2015 and will apply the amendments retrospectively. Refer to Note 7. Income Taxes for information regarding the impact of this adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2015 and 2014, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

During 2015, our foreign subsidiaries generated approximately 34% of our revenue, the largest component of which was our operations in Sweden which generated approximately 12% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by approximately $6.3 million (pre-tax) as of December 31, 2015. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $279.4 million in variable rate debt outstanding at December 31, 2015. A hypothetical 10% adverse movement in the interest rate would not significantly impact the annual interest expense.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an increase of $2.3 million in the net fair value of our interest rate swaps at December 31, 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Bean Technologies Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. Our report refers to the exclusion of certain acquired businesses from the scope of our audit of internal control over financial reporting as of December 31, 2015.

/s/ KPMG LLP

Chicago, Illinois
February 29, 2016

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2015	2014	2013
Revenue:
Product revenue	$957.8	$857.5	$811.8
Service revenue	149.5	126.7	122.4
Total revenue	1,107.3	984.2	934.2
Operating expenses:
Cost of products	676.2	625.7	606.4
Cost of services	114.2	93.8	92.6
Selling, general and administrative expense	207.0	183.3	166.6
Research and development expense	18.2	14.6	14.0
Restructuring expense	—	14.5	1.6
Other (income) expense, net	2.7	1.6	(0.2)
Operating income:	89.0	50.7	53.2
Interest income	1.1	1.6	2.2
Interest expense	(7.9)	(7.6)	(7.6)
Income from continuing operations before income taxes	82.2	44.7	47.8
Provision for income taxes	26.2	13.9	13.8
Income from continuing operations	56.0	30.8	34.0
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.9)
Net income	$55.9	$30.8	$33.1

Basic earnings per share:
Income from continuing operations	$1.90	$1.04	$1.16
Loss from discontinued operations	(0.01)	—	(0.03)
Net income	$1.89	$1.04	$1.13
Diluted earnings per share:
Income from continuing operations	$1.88	$1.03	$1.15
Loss from discontinued operations	—	—	(0.04)
Net income	$1.88	$1.03	$1.11
Dividends declared per share	$0.37	$0.36	$0.34
Weighted average shares outstanding:
Basic	29.5	29.5	29.2
Diluted	29.8	29.9	29.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2015	2014	2013
Net income	$55.9	$30.8	$33.1
Other comprehensive income (loss)
Foreign currency translation adjustments	(21.9)	(20.6)	(4.5)
Pension and other post-retirement benefits adjustments, net of tax	(7.4)	(36.4)	25.4
Derivatives designated as hedges, net of tax	(0.8)	—	—
Other comprehensive income (loss)	(30.1)	(57.0)	20.9
Comprehensive income (loss)	$25.8	$(26.2)	$54.0

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$37.2	$33.3
Trade receivables, net of allowances of $2.1 and $3.0, respectively	212.5	176.2
Inventories	104.9	111.8
Prepaid expenses	8.0	7.3
Assets held for sale	0.6	2.9
Other current assets	33.0	33.2
Total current assets	396.2	364.7
Investments	9.2	11.0
Property, plant and equipment, net of accumulated depreciation of $223.8 and $232.7, respectively	181.1	147.6
Goodwill	152.5	69.2
Intangible assets, net	86.8	60.0
Deferred income taxes	32.0	35.7
Other assets	18.3	9.6
Total Assets	$876.1	$697.8

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt and current portion of long-term debt	$2.2	$4.2
Accounts payable, trade and other	110.7	89.5
Advance and progress payments	115.8	86.2
Accrued payroll	45.8	34.4
Other current liabilities	78.6	68.0
Total current liabilities	353.1	282.3
Long-term debt, less current portion	280.6	173.8
Accrued pension and other post-retirement benefits, less current portion	90.7	93.1
Deferred income taxes	1.8	5.4
Other liabilities	20.2	24.0
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2015 or 2014	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2015: 29,316,041 issued, and 29,147,380 outstanding; 2014: 29,138,162 issued and 29,091,502 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2015: 168,661 shares; 2014: 46,660 shares	(6.1)	(1.5)
Additional paid-in capital	71.6	71.1
Retained earnings	211.1	166.4
Accumulated other comprehensive loss	(147.2)	(117.1)
Total Stockholders' Equity	129.7	119.2
Total Liabilities and Stockholders' Equity	$876.1	$697.8

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$55.9	$30.8	$33.1
Loss from discontinued operations, net of income taxes	0.1	—	0.9
Income from continuing operations	56.0	30.8	34.0
Adjustments to reconcile net income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	20.0	19.1	20.6
Amortization	9.6	6.2	4.4
Stock-based compensation	7.2	7.3	6.9
Pension and other post-retirement benefits expense	(1.4)	2.7	1.3
Deferred income taxes	5.8	4.9	5.7
Other	0.1	(0.9)	(3.5)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(11.3)	9.8	0.8
Inventories	15.6	7.7	(9.6)
Accounts payable, trade and other	10.4	2.1	(1.9)
Advance payments and progress billings	26.9	1.4	14.1
Accrued pension and other post-retirement benefits, net	(14.3)	(19.9)	(10.7)
Other assets and liabilities, net	(12.4)	6.8	1.0
Cash provided by continuing operating activities	112.2	78.0	63.1
Net cash required by discontinued operating activities	(0.3)	(0.3)	(1.1)
Cash provided by operating activities	111.9	77.7	62.0
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(150.9)	(91.3)	—
Capital expenditures	(37.7)	(36.7)	(29.2)
Proceeds from disposal of assets	1.5	1.4	1.1
Proceeds from property available for sale	2.0	—	—
Cash required by investing activities	(185.1)	(126.6)	(28.1)
Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	(1.5)	1.5	(0.3)
Cash provided by refinancing credit facility	183.7	—	—
Cash payments to settle existing credit facility	(183.7)	—	—
Net borrowings (payments) on credit facilities	184.3	77.5	(97.0)
Issuance of long-term debt	—	4.5	8.0
Cash payments to settle private placement debt	(75.0)	—	—
Repayment of long-term debt	(1.4)	(5.6)	(0.2)
Excess tax benefits	2.2	1.0	0.5
Tax witholdings on stock-based compensation awards	(5.8)	(3.6)	(2.3)
Purchase of treasury stock	(7.7)	(2.8)	(0.2)
Dividends	(11.2)	(10.7)	(10.1)
Other	—	0.1	—
Cash provided (required) by financing activities	83.9	61.9	(101.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(6.8)	(9.1)	(1.9)
Increase (decrease) in cash and cash equivalents	3.9	3.9	(69.6)
Cash and cash equivalents, beginning of period	33.3	29.4	99.0
Cash and cash equivalents, end of period	$37.2	$33.3	$29.4

Supplemental Cash Flow Information:
Interest paid	$7.7	$7.7	$6.7
Income taxes paid	13.8	8.2	7.7

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Equity
December 31, 2012	$0.3	$(3.4)	$66.2	$123.5	$(81.0)	$105.6
Net income	—	—	—	33.1	—	33.1
Issuance of common stock	—	3.6	(3.6)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(2.3)	—	—	(2.3)
Excess tax benefits on stock-based payment arrangements	—	—	0.5	—	—	0.5
Dividends on stock-based payment arrangements	—	—	—	(0.3)	—	(0.3)
Common stock cash dividends	—	—	—	(9.8)	—	(9.8)
Share repurchases	—	(0.2)	—	—	—	(0.2)
Foreign currency translation adjustments	—	—	—	—	(4.5)	(4.5)
Pension and other post-retirement liability adjustments, net of income taxes of $15.5	—	—	—	—	25.4	25.4
Stock-based compensation expense	—	—	6.9	—	—	6.9
December 31, 2013	$0.3	$—	$67.7	$146.5	$(60.1)	$154.4
Net income	—	—	—	30.8	—	30.8
Issuance of common stock	—	1.3	(1.3)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(3.6)	—	—	(3.6)
Excess tax benefits on stock-based payment arrangements	—	—	1.0	—	—	1.0
Dividends on stock-based payment arrangements	—	—	—	(0.4)	—	(0.4)
Common stock cash dividends	—	—	—	(10.5)	—	(10.5)
Share repurchases	—	(2.8)	—	—	—	(2.8)
Foreign currency translation adjustments	—	—	—	—	(20.6)	(20.6)
Pension and other post-retirement liability adjustments, net of income taxes of $21.9	—	—	—	—	(36.4)	(36.4)
Stock-based compensation expense	$—	$—	$7.3	$—	$—	$7.3
December 31, 2014	0.3	(1.5)	71.1	166.4	(117.1)	119.2
Net income	—	—	—	55.9	—	55.9
Issuance of common stock	—	3.1	(3.1)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(5.8)	—	—	(5.8)
Excess tax benefits on stock-based payment arrangements	—	—	2.2	—	—	2.2
Dividends on stock-based payment arrangements	—	—	—	(0.4)	—	(0.4)
Common stock cash dividends	—	—	—	(10.8)	—	(10.8)
Share repurchases	—	(7.7)	—	—	—	(7.7)
Foreign currency translation adjustments	—	—	—	—	(21.9)	(21.9)
Derivatives designated as hedges, net of income taxes of $0.6	—	—	—	—	(0.8)	(0.8)
Pension and other post-retirement liability adjustments, net of income taxes of $5.5	$—	$—	$—	$—	$(7.4)	$(7.4)
Stock-based compensation expense	$—	$—	$7.2	$—	$—	$7.2
December 31, 2015	$0.3	$(6.1)	$71.6	$211.1	$(147.2)	$129.7

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

Capitalized software costs
Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $8.1 million and $4.1 million at December 31, 2015 and 2014, respectively. These software costs include the amount paid for purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

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

We completed our annual goodwill impairment test as of October 31, 2015 using a quantitative assessment approach. As a result of this assessment we noted that the fair value of each reporting unit substantially exceeds its carrying value and therefore we determined that none of our goodwill was impaired.

Intangible assets
Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from less than 1 year to 15 years. None of our acquired intangible assets have indefinite lives.

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

Revenue recognition
We recognize product revenue when we have an agreement with the customer, the product has been delivered to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

Each customer arrangement is evaluated to determine the presence of multiple deliverables. For multiple-element revenue arrangements, such as the sale of equipment with a service agreement, we allocate the contract value to the various elements based on relative selling price for each element and recognize revenue consistent with the nature of each deliverable.

Our standard agreements generally do not include customer acceptance provisions. However, if there is a customer-specific acceptance provision, the associated revenue is deferred until we have satisfied the acceptance provision.

Certain of our product sales are generated from construction-type contracts and revenue is recognized under the percentage of completion method. Under this method, revenue is recognized as work progresses on each contract. However, revenue recognition does not begin until a substantial portion of the labor hours are incurred to ensure that revenue is not recognized based solely upon materials procurement. Depending upon the product, we measure progress using an input method, such as costs incurred, or an output method, such as units completed or milestones achieved. Any expected losses are charged to earnings, in total, in the period the losses are identified.

Progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $61.5 million and $57.5 million at December 31, 2015 and 2014, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance and progress payments on the consolidated balance sheets. All unbilled trade payables are accrued in other current liabilities when revenue is recognized. Unbilled trade payables were $7.8 million and $3.4 million at December 31, 2015 and 2014, respectively.

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

When hedge accounting is applied, we ensure that the derivative is highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, related deferred hedging gains or losses are also recorded in earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges is assessed solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in earnings as incurred. We document our risk management strategy and method for assessing hedge effectiveness at the inception of and throughout the term of each hedge.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

Reclassifications
In 2015, we recorded the amortization expense of intangible assets not considered contract-related in selling, general and administrative expense. We have reclassified similar costs in prior years of $4.0 million and $2.3 million in 2014 and 2013 respectively to be consistent with the current year presentation. Contract-related intangible assets (e.g., backlog) continue to be amortized into cost of sales. In addition, we have adopted ASU No. 2015-17 for the year ended December 31, 2015, which eliminates the requirement to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We have applied the amendment retrospectively and as a result have reclassified the following amounts out of current and into noncurrent deferred taxes in 2014: $23.2 million in deferred tax assets, and $4.1 million in deferred tax liabilities.

NOTE 2. ACQUISITIONS

Consistent with our growth strategy, we completed several acquisitions during 2015 and 2014 focused on strengthening our Protein and Liquid Foods portfolios.

Fiscal year 2015

A&B Process Systems

On October 1, 2015, John Bean Technologies Corporation acquired the shares of A&B Process Systems ("A&B"), located in Stratford, WI, for $102.9 million, including a $3.0 million earnout. Consideration for the transaction was provided by cash on hand supplemented with borrowings under our revolving credit facility. A&B specializes in the design, manufacturing, automation and installation of liquid foods turnkey production systems. This acquisition, along with other recently completed acquisitions of ICS and SFDS, greatly strengthens JBT's Liquid Foods portfolio and our ability to provide complete solutions to customers.

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

Acquisition-related transaction costs totaling $0.4 million were recognized as other expense in the condensed consolidated statements of income at the time they were incurred.

Because the transaction was completed on October 1, 2015, the purchase accounting is preliminary as the final review of the valuation of intangible asset valuation report, valuation of income tax balances and residual goodwill related to this acquisition is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for A&B:

(In millions)
Assets:
Accounts receivable	$15.7
Prepaids	0.6
Costs in excess of billings on projects in process	5.1
Inventories	1.0
Property, plant and equipment	18.1
Other Assets	0.2
Intangible assets:
Customer relationships	15.5
Tradename	3.5
Technological know-how - skidded systems	4.1
Technological know-how - tanks and vessels	1.3
Backlog	1.3
Noncompete agreements	1.0
Total assets	$67.4

Liabilities:
Accounts payable	$6.1
Other liabilities	3.3
Billings in excess of cost on projects in process	6.6
Earnout liability	3.0
Total liabilities	$19.0

Cash consideration paid	$99.9
Contingent consideration	3.0
Total purchase price	$102.9

Goodwill	$51.5

The customer relationships and tradename will be amortized over their estimated useful lives of eight and fourteen years, respectively. Technological know-how for skidded systems and tanks & vessels will be amortized over their terms of six and nine years, respectively. The noncompete agreements will be amortized over the contractual life of five years, and backlog will be amortized over six months, reflecting its expected pattern of use.

The A&B purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent certain financial targets are exceeded. This earnout is payable within the fourth quarter of 2016 if A&B exceeds certain earnings targets for the period from May 1, 2015 through April 31, 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date is $3.0 million.

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

Acquisition-related transaction costs totaling $1.9 million were recognized as other expense in the condensed consolidated statements of income at the time they were incurred.

Because the transaction was completed on July 31, 2015, the purchase accounting is preliminary as the final review of the valuation of intangible asset valuation report, valuation of income tax balances, pension balances and residual goodwill related to this acquisition is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

Since the acquisition date we refined our estimates of the tradename by ($11.9 million), customer relationships by $2.0 million, and deferred tax liabilities by ($2.6 million). The impact of these adjustments was reflected as an increase in goodwill of $7.4 million, and had an immaterial impact to the consolidated statement of income.

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for SFDS:

(In millions)
Assets:
Cash	$1.1
Accounts receivable	10.0
Other receivables	2.5
Inventories	4.8
Costs in excess of billings on projects in process	7.8
Property, plant and equipment	9.8
Intangible assets:
Tradename	0.2
Customer relationships	4.1
Patents	3.9
Deferred tax asset	1.1
Total assets	$45.3

Liabilities:
Accounts payable	$9.2
Billings in excess of costs on projects in process	7.6
Other liabilities	10.2
Deferred taxes	3.3
Total liabilities	$30.3

Total purchase price	$51.8

Goodwill	$36.8

The tradename, patents and customer relationships will be amortized over their estimated useful lives of seventeen months, seven years, and fifteen years, respectively.

Fiscal year 2014

Wolf-Tec Acquisition

On December 1, 2014, John Bean Technologies Corporation and its wholly-owned subsidiaries JBT Holdings, LLC and John Bean Technologies Limited, acquired substantially all of the assets and assumed certain liabilities of Wolf-Tec, Inc. (Wolf-Tec) for $53.7 million in cash, which is net of cash acquired of $0.2 million. Consideration for the transaction was provided by cash on hand supplemented with borrowings under our revolving line of credit. The acquisition enables us to better meet customer needs through an expanded portfolio of Protein equipment and solutions. Our product lines and those of Wolf-Tec are highly complementary, with equipment of both companies frequently utilized on the same production line. The acquisition also provides us with further entry into the beef, pork, and seafood processing markets. The acquisition is strategic in that Wolf-Tec has a strong brand presence, excellent technology and is renowned for its sales and customer support. The acquisition of Wolf-Tec combined with our global reach will create strong future growth opportunities.

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings,revenue enhancement synergies in our Protein business and the acquisition of an assembled workforce. Approximately $13.4 million of the goodwill is expected to be deductible for tax purposes. Acquisition-related costs totaling $0.7 million were classified as other expense at the time they were incurred.

During the quarter ended December 31, 2015 we revised our cash balance by ($0.2 million), other liabilities by $0.4 million, and customer relationships by ($0.3 million) which resulted in an increase in goodwill of $0.9 million. No other significant refinements of the valuation occurred during the quarter. Adjustments during the year ended December 31, 2015 included net refinements to cash of ($0.2 million), customer relationships of $2.4 million, intellectual property of ($3.4 million), tradename of $1.5 million, non-compete of $0.8 million, deferred tax assets of $0.9 million, other liabilities of ($0.7 million), and other immaterial refinements of accounts receivable, inventory, and property, plant and equipment. The net impact of these adjustments was reflected as a net decrease in goodwill of $3.3 million, and resulted in an immaterial impact to the consolidated statement of income.

The following table summarizes the fair values recorded for the assets acquired and liabilities assumed for Wolf-Tec:

(In millions)
Assets:
Cash	$—
Accounts receivable	2.3
Other current assets	0.3
Inventories	6.5
Property, plant and equipment	7.7
Intangible assets:
Customer relationships	17.0
Intellectual property	2.8
Tradename	1.5
Noncompete agreement	0.8
Backlog & other assets	0.3
Deferred tax asset	0.9
Total assets	$40.1

Liabilities:
Accounts payable	1.7
Deferred revenue	0.3
Other liabilities	1.7
Total liabilities	$3.7

Total purchase price	$53.9

Goodwill	$17.5

The customer relationships, intellectual property and tradename will be amortized over their estimated useful lives of fifteen, ten, and ten years, respectively. The non-compete agreement will be amortized over its term of five years and the backlog asset will be amortized over four months, reflecting its expected pattern of use.

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

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets acquired has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to expected synergistic benefits from the expansion of our in-container product portfolio. Approximately $1.1 million of the goodwill is expected to be deductible for tax purposes. Acquisition-related costs totaling $0.9 million were recognized as other expense in the condensed consolidated statements of income at the time they were incurred.

The following table summarizes the fair values recorded for the assets acquired and liabilities assumed for ICS:

Assets:
Cash	$10.0
Accounts receivable	2.3
Inventories	0.4
Property, plant and equipment	0.1
Intangible assets:
Customer relationships	15.7
Other intangible assets	8.4
Total assets	$36.9

Liabilities:
Accounts payable	$1.3
Deferred revenue	2.3
Other liabilities	2.4
Deferred taxes	4.1
Total liabilities	$10.1

Total purchase price	$45.7

Goodwill	$18.9

The customer relationship and other intangible assets will be amortized over a weighted-average useful life of approximately twelve years.

Formcook Acquisition

During the first quarter of 2014, John Bean Technologies AB (JBT AB), our wholly-owned subsidiary, acquired certain assets and liabilities of Helsingborg, Sweden-based Formcook AB, a regional leader in designing, manufacturing and servicing custom-built industrial cooking and forming technologies for the food processing industry. This transaction was accounted for as a business combination. The purchase price was less than $2 million. While the acquisition was not material to our 2014 results, it is strategically important to our efforts to strengthen our Protein portfolio.

The pro forma impact of these acquisitions is not material individually or in the aggregate and as such, is not presented.

NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2015	2014
Raw materials	$55.0	$53.7
Work in process	36.8	45.3
Finished goods	81.8	79.2
Gross inventories before LIFO reserves and valuation adjustments	173.6	178.2
LIFO reserves and valuation adjustments	(68.7)	(66.4)
Net inventories	$104.9	$111.8

Inventories accounted for under the LIFO method totaled $105.2 million and $106.5 million at December 31, 2015 and 2014, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $47.5 million at December 31, 2015 and $48.1 million at December 31, 2014.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2015	2014
Land and land improvements	$10.6	$9.7
Buildings	87.6	66.7
Machinery and equipment	293.6	282.6
Construction in process	13.1	21.3
	404.9	380.3
Accumulated depreciation	(223.8)	(232.7)
Property, plant and equipment, net	$181.1	$147.6
NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2014	$22.9	$7.9	$30.8
Acquisition	39.8	—	39.8
Currency translation	(1.3)	(0.1)	(1.4)
Balance as of December 31, 2014	61.4	7.8	69.2
Acquisitions	85.0	—	85.0
Currency translation	(1.6)	(0.1)	(1.7)
Balance as of December 31, 2015	$144.8	$7.7	$152.5

The components of intangible assets as of December 31, were as follows:

	2015		2014
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$70.8	$15.9	$49.8	$12.4
Patents and acquired technology	35.4	23.5	36.7	23.4
Trademarks	19.5	7.8	14.8	7.4
Other	13.8	5.5	5.6	3.7
Total intangible assets	$139.5	$52.7	$106.9	$46.9

Intangible asset amortization expense was $7.1 million, $3.9 million, and $2.3 million for 2015, 2014 and 2013, respectively. Annual amortization expense for intangible assets is estimated to be $10.2 million in 2016, $9.0 million in 2017, $8.8 million in 2018, and $8.6 million in 2019 and $8.2 million in 2020.
NOTE 6. DEBT

Our short-term debt has historically consisted of borrowings under short-term credit facilities entered into by our wholly-owned subsidiaries in China and India. The China short-term credit facilities, which mature on June 30, 2016, allow us to borrow up to a total of $12 million.We had no borrowings under the credit facilities in China as of December 31, 2015, and $2.3 million of outstanding borrowings under short term credit facilities in China as of December 31, 2014. The Indian credit facility allows us to borrow up to a total of approximately $2.3 million; we had no borrowings outstanding as of December 31, 2015 and 2014.

Five-year Revolving Credit Facility and Other Long-term Borrowings
On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, and repaid our prior revolving credit facility. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio.

We are required to make periodic interest payments on the borrowed amounts and to pay an annual facility fee ranging from 15.0 to 30.0 basis points, depending on our leverage ratio. As of December 31, 2015 we had $279.4 million drawn on the credit facility at a weighted-average interest rate of 1.96%.

On July 31, 2015 our $75 million principal amount of 6.66% senior unsecured notes became due. We used borrowings under the $450 million revolving credit facility noted above to fund the repayment in full of these senior unsecured notes.

Our Brazilian subsidiary entered into two loans during 2013. The first loan was a $4.0 million loan with an annual interest cost of 5.5% that matured and was paid in full on August 20, 2014. The second loan was a Brazilian real denominated loan with an outstanding balance of Br 1.3 million (approximately $0.3 million) as of December 31, 2015, which bears an annual interest rate of 5.5%. The first payment on this loan was made on May 15, 2014, with equal monthly payments required for 24 months thereafter.

During 2014, the Brazilian subsidiary entered into an additional Brazilian real denominated loan with an outstanding balance of Br 10.6 million (approximately $2.7 million) as of December 31, 2015, that bears an annual interest rate of 8.0%. The first payment on this loan was made on November 15, 2015, with equal monthly payments required for 24 months thereafter.

Our credit facility includes restrictive covenants that, if not met, could lead to renegotiation of our credit facility, a requirement to repay our borrowings, and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, and limitations on payments made to shareholders.

Our debt as of December 31, consisted of the following:

(In millions)	Interest Rate at December 31, 2015	Maturity Date	2015	2014
Short-term borrowings
Foreign credit facilities			$—	$2.3
Other	2.5%		$0.4	$—
Total short-term borrowings			$0.4	$2.3
Long-term debt
Senior unsecured notes	—%	July 31, 2015	$—	$75.0
Revolving credit facility	1.9%	February 10, 2020	279.4	94.3
Brazilian Real Loan	5.5%	April 15, 2016	0.3	2.0
Brazilian Real Loan	8.0%	October 16, 2017	2.7	4.3
Other	Various	Various	—	0.1
Total long-term debt			282.4	175.7
Less: current portion			(1.8)	(1.9)
Long-term debt, less current portion			$280.6	$173.8

Scheduled maturities of long-term debt for the years ending December 31, are as follows:

(In millions)	Maturities of Long-term debt
2016	$1.8
2017	1.2
2018	—
2019	$—
2018	$279.4
Total	$282.4

NOTE 7. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes for the years ended on December 31, are shown below:

(In millions)	2015	2014	2013
Domestic	$38.2	$18.1	$18.9
Foreign	44.0	26.6	28.9
Income before income taxes	$82.2	$44.7	$47.8

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2015	2014	2013
Current:
Federal	$6.0	$0.4	$0.6
State	1.2	0.3	0.5
Foreign	13.2	8.3	7.0
Total current	20.4	9.0	8.1
Deferred:
Federal	4.8	4.8	3.0
State	0.9	0.8	0.7
Foreign	(0.8)	0.2	2.7
Decrease in the valuation allowance for deferred tax assets	—	(0.3)	(0.3)
Decrease in deferred tax liabilities due to foreign tax rate change	0.4	—	—
Benefits of operating loss carryforward	0.5	(0.6)	(0.4)
Total deferred	5.8	4.9	5.7
Provision for income taxes	$26.2	$13.9	$13.8

Significant components of our deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2015	2014
Deferred tax assets attributable to:
Accrued pension and other post-retirement benefits	$33.2	$34.1
Accrued expenses and accounts receivable allowances	15.8	15.4
Net operating loss carryforwards	2.5	4.7
Inventories	9.1	9.0
Stock-based compensation	6.5	6.8
Research and development credit carryforwards	2.2	2.1
Foreign tax credit carryforward	0.5	0.4
Total deferred tax assets	69.8	72.5
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	69.8	72.5
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment	10.9	9.7
Goodwill and amortization	14.6	13.4
Other	0.8	5.8
Deferred tax liabilities	39.6	42.2
Net deferred tax assets	$30.2	$30.3

We have adopted ASU No. 2015-17 for the year ended December 31, 2015, which simplifies the presentation of deferred taxes in the balance sheet by eliminating the requirement to separately identify the net current and net noncurrent deferred tax asset or liability in each jurisdiction and allocate valuation allowances. We have applied the amendments retrospectively and as a result have reclassed the following amounts out of current and into noncurrent deferred taxes: $23.2 million in deferred tax assets, and $4.1 million in deferred tax liabilities in 2014.

Included in our deferred tax assets are tax benefits related to net operating loss carryforwards attributable to our foreign operations. At December 31, 2015, we had $6.7 million of net operating loss deferred tax assets that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $2.4 million of net operating losses that are available to offset future taxable income through 2033. We expect to use $9.2 million of net operating losses relating to prior years in the filing of our 2015 corporate income tax returns.

Also included in our deferred tax assets at December 31, 2015 are $2.2 million of research and development credit carryforward, which will expire by 2035, if unused. We anticipate being able to fully utilize the net operating loss carryforwards, the foreign tax credit carryforward, and the research and development credit carryforward before any expiration.

The effective income tax rate on income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the following:

	2015	2014	2013
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Research and development tax credit	(2)	(3)	(4)
Foreign earnings subject to different tax rates	(3)	(3)	(2)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	6	1	—
Nondeductible expenses	—	1	1
State income taxes	2	2	2
Foreign tax credits	(7)	(2)	(2)
Foreign withholding taxes	1	1	1
Change in valuation allowance	—	(1)	(1)
Other	—	—	(1)
Total difference	(3)	(4)	(6)
Effective income tax rate	32%	31%	29%

U.S. income taxes have not been provided on $70.9 million of undistributed earnings of foreign subsidiaries at December 31, 2015 as these amounts are considered permanently invested. A liability could arise if our intention to permanently invest such earnings were to change and amounts are distributed by such subsidiaries, or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to the hypothetical distribution of permanently invested earnings.

We are a party to a Tax Sharing Agreement with FMC Technologies whereby we have agreed to indemnify FMC Technologies for any additional tax liability resulting from John Bean Technologies Corporation businesses. As of December 31, 2015, we are not aware of any additional tax liability.

The following tax years remain subject to examination in the following significant jurisdictions:

Belgium	2011 – 2015
Brazil	2010 – 2015
Italy	2010 – 2015
Sweden	2009 – 2015
United States	2011 – 2015
NOTE 8. PENSION AND POST-RETIREMENT AND OTHER BENEFIT PLANS

We sponsor qualified and nonqualified defined benefit pension plans that together cover many of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. We also provide post-retirement medical and life insurance benefits to some of our U.S. employees. The post-retirement medical plan is contributory while the post-retirement life insurance plan is noncontributory. Foreign-based employees are eligible to participate in either Company-sponsored or government sponsored benefit plans to which we contribute. We also sponsor separate defined contribution plans that cover substantially all of our U.S. employees and some international employees.

Beginning in 2010, the domestic defined benefit plans were frozen to new entrants and future benefit accruals for non-union participants were discontinued.

On August 31, 2015, JBT amended the Retiree Welfare Benefits Plan to terminate future healthcare benefits effective January 1, 2016, which resulted in a release of $1.2 million of other post-retirement benefit liability into other comprehensive income. The resulting negative prior service cost of $1.8 million was amortized out of other comprehensive income into net income over the remaining life of the plan (through January 1, 2016).

The funded status of our pension and post-retirement benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2015 and 2014, were as follows:

	Pensions		Other post-retirement benefits
(In millions)	2015	2014	2015	2014
Projected benefit obligation at January 1	$350.6	$306.3	$5.5	$6.9
Service cost	1.5	1.8	—	0.1
Interest cost	13.7	14.7	0.2	0.3
Actuarial (gain) loss	(20.9)	53.4	(1.1)	(1.5)
Plan participants' contributions	0.1	0.2	—	—
Acquired pension obligation	2.4	—	—	—
Plan amendments	—	—	(1.1)	—
Benefits paid	(27.4)	(20.1)	(0.3)	(0.3)
Currency translation adjustments	(3.7)	(5.7)	—	—
Projected benefit obligation at December 31	$316.3	$350.6	$3.2	$5.5
Fair value of plan assets at January 1	$260.7	$255.4	$—	$—
Company contributions	12.3	19.6	0.3	0.3
Actual return on plan assets	(17.4)	7.3	—	—
Plan participants' contributions	0.1	0.2	—	—
Benefits paid	(27.4)	(20.1)	(0.3)	(0.3)
Currency translation adjustments	(1.0)	(1.7)	—	—
Fair value of plan assets at December 31	$227.3	$260.7	$—	$—
Funded status of the plans (liability) at December 31	$(89.0)	$(89.9)	$(3.2)	$(5.5)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	$(1.2)	$(2.0)	$(0.4)	$(0.3)
Accrued pension and other post-retirement benefits, less current portion	(87.8)	(87.9)	(2.8)	(5.2)
Net amount recognized	$(89.0)	$(89.9)	$(3.2)	$(5.5)

Amounts recognized in accumulated other comprehensive loss at December 31, were as follows:

	Pensions		Other post-retirement benefits
(In millions)	2015	2014	2015	2014
Unrecognized actuarial (gain) loss	$168.0	$158.3	$(0.5)	$(2.5)
Unrecognized prior service cost	0.2	0.2	(0.1)	—
Total recognized in accumulated other comprehensive (gain) loss	$168.2	$158.5	$(0.6)	$(2.5)

The accumulated benefit obligation for all pension plans was $307.7 million and $343.1 million at December 31, 2015 and 2014, respectively. Key information for our plans with accumulated benefit obligations in excess of plan assets as of December 31 was as follows:

(In millions)	2015	2014
Aggregate projected benefit obligation	$316.3	$350.6
Aggregate accumulated benefit obligation	307.7	343.1
Aggregate fair value of plan assets	227.3	260.7

Pension and other post-retirement benefit costs (income) for the years ended December 31, were as follows:

	Pensions			Other post-retirement benefits
(In millions)	2015	2014	2013	2015	2014	2013
Service cost	$1.5	$1.8	$1.9	$—	$0.1	$0.1
Interest cost	13.7	14.7	13.7	0.2	0.3	0.3
Expected return on plan assets	(19.1)	(19.7)	(18.2)	—	—	—
Settlement charge	0.3	2.8	—	—	—	—
Amortization of prior service (credit) cost	—	0.1	0.2	(2.5)	—	(0.3)
Amortization of net actuarial (gain) loss	4.5	2.7	4.2	—	(0.1)	—
Total (income) costs	$0.9	$2.4	$1.8	$(2.3)	$0.3	$0.1

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2015 were as follows:

Changes recognized in OCI

(In millions)	Pensions	Other post-retirement benefits
Actuarial (gain) loss	$15.6	$(0.5)
Prior service cost (credit)	—	(0.1)
Amortization of net actuarial gain (loss)	(4.8)	—
Amortization of prior service credit (cost)	—	2.5
Total (income) loss recognized in other comprehensive income	$10.8	$1.9
Total recognized in net periodic benefit cost and other comprehensive income	$11.7	$(0.4)

The Company uses a corridor approach to recognize actuarial gains and losses that result from changes in actuarial assumptions. The corridor approach defers all actuarial gains and losses resulting from changes in assumptions in other accumulated comprehensive income (loss), such as those related to changes in the discount rate and differences between actual and expected returns on plan assets. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the higher of the market-related value of the assets or the projected benefit obligation for each respective plan. The amortization is on a straight-line basis over the life expectancy of the plan’s participants for the frozen plans and the expected remaining service periods for the other plans. We expect to amortize $4.1 million of net actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit cost in 2016.

The following weighted-average assumptions were used to determine the benefit obligations:

Weighted-average assumption to determine benefit obligation

	Pensions			Other post-retirement benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.40%	4.00%	4.92%	4.60%	4.25%	5.10%
Rate of compensation increase	3.19%	3.23%	3.45%	—	—	—

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other post-retirement benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.03%	4.93%	4.17%	4.25%	5.10%	4.30%
Rate of compensation increase	3.19%	3.23%	3.45%	—	—	—
Expected rate of return on plan assets	7.08%	7.77%	7.81%	—	—	—

The estimate of expected rate of return on plan assets is based primarily on the historical performance of plan assets, asset allocation, current market conditions and long-term growth expectations.

Plan assets
Our pension investment strategy balances the requirements to generate returns using higher-returning assets, such as equity securities, with the need to control risk in the pension plan with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the pension plans being underfunded, thereby increasing their dependence on Company contributions. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks. Our target asset allocations and actual allocations as of December 31, 2015 and 2014 were as follows:

	Target	2015	2014
Equity	30% - 70%	48%	48%
Fixed income	20% - 40%	31%	24%
Real estate and other	10% - 30%	20%	27%
Cash	0% - 10%	1%	1%
	100%	100%	100%

Our actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2015				As of December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.9	$3.9	$—	$—	$2.4	$2.4	$—	$—
Equity securities:
Large cap (1)	42.5	—	42.5	—	45.5	—	45.5	—
Small cap (2)	66.8	66.8	—	—	79.1	79.1	—	—
Fixed income securities:
Government securities (3)	12.7	—	12.7	—	17.6	—	17.6	—
Corporate bonds (4)	57.8	45.6	12.2	—	46.4	15.2	31.2	—
Real estate and other investments (5)	43.6	16.8	26.8	—	69.7	26.6	43.1	—
Total assets at fair value	$227.3	$133.1	$94.2	$—	$260.7	$123.3	$137.4	$—

(1)	Includes funds that invest primarily in large cap equity securities.

(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.

(3)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.

(4)	Includes investment grade bonds, high yield bonds and mortgage-backed fixed income securities and funds that invest in such securities.

(5)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by our foreign pension plans.

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

Contributions
We expect to contribute $14.3 million to our pension and other post-retirement benefit plans in 2016. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2025. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other post-retirement benefits
2016	$13.5	$0.2
2017	15.2	0.2
2018	15.4	0.2
2019	15.5	0.2
2020	16.7	0.2
2021-2025	92.0	1.0

Savings Plans
Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $9.0 million, $9.6 million and $9.4 million in 2015, 2014 and 2013, respectively.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges and foreign currency translation adjustments. Changes in the AOCI balances for the year ended December 31, 2015 by component are shown in the following table:

	Pension and Other Post-retirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2014	$(96.4)	$—	(20.7)	$(117.1)
Other comprehensive gain (loss) before reclassification	(8.8)	(0.8)	(21.9)	(31.5)
Amounts reclassified from accumulated other comprehensive income	1.4	—	—	1.4
Ending balance, December 31, 2015	$(103.8)	$(0.8)	(42.6)	$(147.2)

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2015 were $1.5 million of benefit in cost of sales, and $3.6 million of charges in selling, general and administrative expenses net of $0.7 million in provision for income taxes.
NOTE 10. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2015	2014	2013
Stock-based compensation expense	$7.2	$7.3	$6.9
Tax benefit recorded in consolidated statements of income	$2.9	$2.8	$2.6

As of December 31, 2015, there was $11.3 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 2.0 years.

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

Grants of common stock options may be incentive and/or non-qualified stock options. Under the Incentive Compensation Plan, the exercise price for options cannot be less than the market value of our common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire no later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after 3 years of service, but may also vest upon a change of control as defined in the Incentive Compensation Plan. A total of 3.7 million shares of our common stock are authorized to be issued under the Incentive Compensation Plan.

Restricted Stock Units
A summary of the non-vested restricted stock units as of December 31, 2015 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2014	1,122,553	$21.06
Granted	299,378	$35.48
Vested	(446,127)	$19.06
Forfeited	(2,566)	$25.86
Nonvested at December 31, 2015	973,238	$26.93

We grant time-based and performance-based restricted stock units that vest after three years. The fair value of these awards is determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan, and has completed ten years of service with the company.

For current year performance-based award grants, the number of shares to be issued is dependent upon our performance over the three year period ending December 31, 2017 with respect to cumulative earnings per share and average operating return on invested capital (ROIC). ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on the results achieved to date in 2015 and the forecasted amounts over the remainder of the performance period, we expect to issue a total of 196,217 shares at the vesting date in April 2018. Compensation cost has been measured in 2015 based on the projected performance values calculated against the established target.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2015	2014	2013
Weighted-average grant-date fair value of restricted stock units granted (per share)	$35.48	$30.12	$20.88
Fair value of restricted stock vested (in millions)	$14.9	$9.4	$6.7

Stock Options
There were no options granted, forfeited, expired, or outstanding during the years ended December 31, 2015 or December 31, 2014. During the year ended December 31 2013, 23,651 options were exercised.

NOTE 11. STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity (in shares) for the year ended on December 31, 2015:

	Common stock outstanding	Common stock held in treasury
December 31, 2014	29,091,502	46,660
Stock awards issued	273,656	(95,777)
Treasury stock purchases	(217,778)	217,778
December 31, 2015	29,147,380	168,661

On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2016 and continuing through December 31, 2018. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future awards under the Incentive Compensation Plan.

On October 27, 2011, the Board authorized a share repurchase program for up to $30 million of our common stock through December 31, 2014. In December 2014, the Board of Directors extended the term of the repurchase authorization which expired on December 31, 2015. We repurchased $7.7 million of common stock in 2015.

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

Accumulated other comprehensive loss as of December 31, consisted of the following:

(In millions)	2015	2014
Cumulative foreign currency translation adjustments	$(42.6)	$(20.7)
Cumulative deferral of hedging net losses, net of tax of $0.6 in 2015	(0.8)	—
Cumulative deferral of pension net losses, net of tax of $65.1 in 2015 and $59.6 in 2014	(103.8)	(96.4)
Accumulated other comprehensive loss	$(147.2)	$(117.1)

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

The following table sets forth the computation of basic and diluted EPS utilizing income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

(In millions, except per share data)	2015	2014	2013
Basic earnings per share:
Income from continuing operations	$55.9	$30.8	$34.0
Weighted average number of shares outstanding	29.5	29.5	29.2
Basic earnings per share from continuing operations	$1.90	$1.04	$1.16
Diluted earnings per share:
Income from continuing operations	$55.9	$30.8	$34.0
Weighted average number of shares outstanding	29.5	29.5	29.2
Effect of dilutive securities:
Restricted stock units	0.3	0.4	0.5
Total shares and dilutive securities	29.8	29.9	29.7
Diluted earnings per share from continuing operations	$1.88	$1.03	$1.15
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

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

Foreign Exchange: We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at December 31, 2015 of $352.3 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the consolidated balance sheets:

	As of December 31, 2015		As of December 31, 2014
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$5.8	$1.3	$6.9	$3.9
Other assets / liabilities	1.2	0.1	2.2	—
Total	$7.0	$1.4	$9.1	$3.9

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

As of December 31, 2015 and 2014, information related to these offsetting arrangements was as follows:

(in millions)	As of December 31, 2015
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.0	$—	$7.0	$(1.7)	$5.3

Offsetting of Liabilities	As of December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.9	$—	$2.9	$(1.7)	$1.2

(in millions)	As of December 31, 2014
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$—	$9.1	$(3.8)	$5.3

Offsetting of Liabilities	As of December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$3.9	$—	$3.9	$(3.8)	$0.1

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2015	2014	2013
Foreign exchange contracts	Revenue	$0.8	$(1.5)	$—
Foreign exchange contracts	Cost of sales	(0.3)	0.9	0.4
Foreign exchange contracts	Other income, net	(0.1)	(0.1)	(0.7)
Total		0.4	(0.7)	(0.3)

Remeasurement of assets and liabilities in foreign currencies		(1.3)	1.0	(0.2)
Net gain (loss) on foreign currency transactions		$(0.9)	$0.3	$(0.5)

Interest Rates: On March 23, 2015 we entered into two forward starting interest rate swaps, designated as cash flow hedges against the cash flow variability related to the interest rate exposure on a portion of our variable rate debt. The first swap is for the period beginning August 10, 2015 through February 10, 2020 for variability in cash flow related to interest expense on $75 million of our borrowings, fixing the annual interest rate at 1.592% plus a margin dependent on our leverage ratio. The second swap is for the period from January 11, 2016 through February 10, 2020 for variability in cash flow related to interest expense on an additional $100 million of our borrowings, fixing the annual interest rate at 1.711% plus a margin dependent on our leverage ratio. At December 31, 2015, the fair value recorded in other liabilities on the condensed consolidated balance sheet is $1.5 million. The effective portion of these derivatives designated as cash flow hedges of $0.8 million has been reported in other comprehensive income (loss) on the condensed consolidated statements of comprehensive income (loss) as of December 31, 2015.
Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of December 31, 2015.

On January 15, 2016, we entered into a new forward starting interest rate swap which fixed the annual interest rate on a portion of our borrowings under the credit facility. See Note 19. Subsequent Events, for information regarding the new interest rate swap.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2015				As of December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$8.9	$8.9	$—	$—	$10.7	$10.7	$—	$—
Derivatives	7.0	—	7.0	—	9.1	—	9.1	—
Total assets	$15.9	$8.9	$7.0	$—	$19.8	$10.7	$9.1	$—

Liabilities:
Derivatives	$2.9	$—	$2.9	$—	$3.9	$—	$3.9	$—
Contingent Consideration	3.0	—	—	3.0	—	—	—	—
Total liabilities	$5.9	$—	$2.9	$3.0	$3.9	$—	$3.9	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately on the consolidated balance sheet. Investments include an unrealized loss of $0.7 million as of December 31, 2015 and an unrealized loss of $0.2 million as of December 31, 2014.

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

The contingent consideration relates to the earnout provision recorded in conjunction with the acquisition of A&B.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments as of December 31 are as follows:

	2015		2014
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Senior unsecured notes due July 31, 2015	$—	$—	$75.0	$77.6
Revolving credit facility, expires February 10, 2020	279.4	279.4	94.3	94.3
Brazilian loan due April 15, 2016	0.3	0.3	2.0	1.8
Brazilian loan due October 16, 2017	2.7	2.4	4.3	3.7
Foreign credit facilities	—	—	2.3	2.3
Other	0.3	0.3	0.1	0.1

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

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $148.8 million at December 31, 2015, represent guarantees of our future performance. We also have provided approximately $6.5 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of December 31, 2015, the gross value of such arrangements was $9.4 million, of which our net exposure under such guarantees was $1.5 million.

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide specific warranty for significant claims for which initial estimates are not likely to be sufficient. The warranty obligation reflected in other current liabilities in the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

(In millions)	2015	2014
Balance at beginning of year	$10.2	$10.1
Expenses for new warranties	11.1	10.0
Adjustments to existing accruals	(1.1)	(1.1)
Claims paid	(8.7)	(9.4)
Added through acquisition	1.4	1.2
Translation	(0.4)	(0.6)
Balance at end of year	$12.5	$10.2

Leases
We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $8.9 million, $9.6 million and $10.4 million in 2015, 2014 and 2013, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015, for the following fiscal years were:

(In millions)	Total Amount	2016	2017	2018	2019	2020	After 2021
Operating lease obligations	$19.9	$5.0	$4.4	$2.8	$1.8	$1.3	$4.6
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

•
JBT AeroTech—designs, manufactures and services technologically sophisticated airport ground support and gate equipment and provides services for airport authorities; airlines, airfreight, and ground handling companies; the defense contractors and other industries.

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

Segment revenue and segment operating profit

(In millions)	2015	2014	2013
Revenue
JBT FoodTech	$725.1	$634.7	$611.1
JBT AeroTech	383.1	350.2	323.6
Intercompany eliminations	(0.9)	(0.7)	(0.5)
Total revenue	$1,107.3	$984.2	$934.2

Income before income taxes
Segment operating profit:
JBT FoodTech	$85.4	$72.7	$64.5
JBT AeroTech	38.2	30.0	26.8
Total segment operating profit	123.6	102.7	91.3
Corporate items:
Corporate expense (1)	(34.6)	(37.5)	(36.5)
Restructuring expense	—	(14.5)	(1.6)
Net interest expense	(6.8)	(6.0)	(5.4)
Total corporate items	(41.4)	(58.0)	(43.5)
Income from continuing operations before income taxes	82.2	44.7	47.8
Provision for income taxes	26.2	13.9	13.8
Income from continuing operations	56.0	30.8	34.0
Loss from discontinued operations, net of income taxes	(0.1)	—	(0.9)
Net income	$55.9	$30.8	$33.1

(1)
Corporate expense generally includes corporate staff costs, stock-based compensation, pension and other post-retirement benefits expenses not related to service, LIFO adjustments, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and segment assets

(In millions)	2015	2014	2013
Segment operating capital employed (1):
JBT FoodTech	$414.7	$298.1	$204.5
JBT AeroTech	114.1	114.0	138.1
Total segment operating capital employed	528.8	412.1	342.6
Segment liabilities included in total segment operating capital employed (2)	322.6	248.6	243.2
Corporate (3)	24.7	37.1	35.4
Total assets	$876.1	$697.8	$621.2

Segment assets:
JBT FoodTech	$663.1	$478.1	$392.4
JBT AeroTech	188.9	183.8	194.0
Intercompany eliminations	(0.6)	(1.2)	(0.6)
Total segment assets	851.4	660.7	585.8
Corporate (3)	24.7	37.1	35.4
Total assets	$876.1	$697.8	$621.2

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

(In millions)	2015	2014	2013
Revenue (by location of customers):
United States	$600.9	$512.5	$460.9
All other countries	506.4	471.7	473.2
Total revenue	$1,107.3	$984.2	$934.2

(In millions)	2015	2014	2013
Long-lived assets:
United States	$132.7	$99.0	$79.4
Brazil	9.5	12.5	14.0
All other countries	49.1	41.3	45.8
Total long-lived assets	$191.3	$152.8	$139.2

Other business segment information

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
(In millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
JBT FoodTech	$31.9	$32.8	$27.7	$25.5	$22.2	$22.0	$13.5	$12.1	$11.2
JBT AeroTech	3.5	2.5	1.0	2.0	1.8	1.8	4.7	2.5	2.8
Corporate	2.3	1.4	0.5	2.1	1.3	1.2	—	—	—
Total	$37.7	$36.7	$29.2	$29.6	$25.3	$25.0	$18.2	$14.6	$14.0

NOTE 17. RESTRUCTURING

Restructuring costs primarily consist of employee separation benefits under our existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs, asset impairment charges and other costs that are associated with restructuring actions. Certain restructuring charges are accrued prior to payments in accordance with applicable guidance. For such charges, the amounts are determined based on estimates prepared at the time the restructuring actions were approved by management.

During the fourth quarter of 2013, we implemented a restructuring plan that included management changes both in the U.S. and in non-U.S. subsidiaries. We incurred severance costs of $1.6 million in connection with this plan in the fourth quarter of 2013. We completed the plan during 2015.

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. Remaining payments required under this plan are expected to be paid in 2015 and 2016.

Additional information regarding the restructuring activities is presented in the tables below:

(In millions)
	Charges incurred during the twelve months ended December 31,
	2015	2014	2013
Severance and related expense	$(1.5)	$11.1	$1.6
Asset write-offs	—	0.5	—
Other	1.5	2.9	—
Total Restructuring charges	$—	$14.5	$1.6

While restructuring charges are excluded from our calculation of segment operating profit, the table below presents the restructuring charges associated with each segment and with corporate activities for the years ended on December 31,:

(In millions)	2015	2014	2013
JBT FoodTech	$—	$11.1	$0.6
JBT AeroTech	(0.5)	1.5	—
Corporate	0.5	1.9	1.0
Total Restructuring charges	$—	$14.5	$1.6

Liability balances for restructuring activities are included in other current liabilities in the accompanying consolidated balance sheets. The table below details the activity in 2015:

(In millions)	Balance as of December 31, 2014	Charged to Earnings	Payments Made /Charges Applied	Balance as of December 31, 2015
Severance and related expense	$7.6	$(1.5)	$(3.5)	$2.6
Other	—	1.5	(1.5)	—
Total	$7.6	$—	$(5.0)	$2.6
NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data and common stock prices)	2015				2014
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$354.4	$273.3	$254.6	$225.0	$295.4	$243.2	$247.6	$198.0
Cost of sales	252.5	197.1	180.4	160.5	217.6	177.7	178.8	145.4
Income (loss) from continuing operations	20.9	12.7	14.4	8.0	15.1	9.0	11.4	(4.7)
Income (loss) from discontinued operations, net of tax	—	(0.1)	—	—	0.1	—	—	(0.1)
Net income (loss)	$20.9	$12.6	$14.4	$8.0	$15.2	$9.0	$11.4	$(4.8)
Basic earnings per share (1):
Income (loss) from continuing operations	$0.71	$0.43	$0.49	$0.27	$0.51	$0.30	$0.39	$(0.16)
Loss from discontinued operations, net of tax	—	—	—	—	0.01	—	—	—
Net income (loss)	$0.71	$0.43	$0.49	$0.27	$0.52	$0.30	$0.39	$(0.16)
Diluted earnings per share (1):
Income (loss) from continuing operations	$0.70	$0.43	$0.48	$0.27	$0.51	$0.30	$0.38	$(0.16)
Income (loss) from discontinued operations, net of tax	—	(0.01)	—	—	—	—	—	—
Net income (loss)	$0.70	$0.42	$0.48	$0.27	$0.51	$0.30	$0.38	$(0.16)
Dividends declared per share	$0.10	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09	$0.09
Weighted average shares outstanding
Basic	29.5	29.5	29.5	29.6	29.6	29.6	29.5	29.4
Diluted	29.8	29.8	29.8	29.8	29.9	29.9	29.8	29.4
Common stock sales price
High	$51.34	$38.92	$39.25	$35.84	$33.99	$31.53	$31.74	$32.83
Low	$36.64	$31.89	$34.22	$29.69	$27.02	$25.52	$27.83	$28.24

(1)	Basic and diluted earnings per share (EPS) are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.
NOTE 19. RELATED PARTY TRANSACTIONS

As a result of an acquisition, we continued a relationship with a supplier of parts for use in our manufacturing of equipment. Our General Manager was hired by JBT as a part of this acquisition, and he has a noncontrolling ownership interest in this supplier. For the year ended December 31, 2015, we have made purchases of $4.1 million from this supplier. We have outstanding accounts payable to this supplier of $0.7 million and $0.6 million as of December 31, 2014 and 2015, respectively.

NOTE 20. SUBSEQUENT EVENTS

On February 19, 2016, the Board of Directors approved a quarterly cash dividend of $0.10 per share of outstanding common stock. The dividend will be paid on March 21, 2016 to stockholders of record at the close of business on March 7, 2016.

On January 15, 2016, we entered into a new forward starting interest rate swap which fixed the annual interest rate on a portion of our borrowings under the credit facility. The swap covers the period beginning January 19, 2017 to January 19, 2021, and fixes the interest rate on $50 million of our borrowings at 1.451% plus a margin dependent on our leverage ratio.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Decription	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2013:
Allowance for doubtful accounts	$3,678	$2,479	$—	$2,415	$3,742
Valuation allowance for deferred tax assets	$549	$—	$—	$295	$254
Year ended December 31, 2014:
Allowance for doubtful accounts	$3,742	$1,630	$—	$2,330	$3,042
Valuation allowance for deferred tax assets	$254	$—	$—	$254	$—
Year ended December 31, 2015:
Allowance for doubtful accounts	$3,042	$471	$—	$1,450	$2,063
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2015.

The Company completed the acquisitions of Stork Food & Dairy Systems, B.V. and A&B Process Systems during 2015, and management excluded the internal control over financial reporting of both of these businesses from its assessment of the Company’s internal control over financial reporting as of December 31, 2015. The consolidated financial statements of John Bean Technologies Corporation and subsidiaries as of and for the year ended December 31, 2015 reflect total assets of approximately $192 million and total revenues of approximately $49 million associated with these acquired businesses.

Attestation Report of the Registered Public Accounting Firm
KPMG LLP, the Company’s independent registered public accounting firm, has issued their report, included herein on page 79, on the effectiveness of the Company’s internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting
There were no changes in controls identified in the evaluation for the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited John Bean Technologies Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Bean Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Bean Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

John Bean Technologies Corporation acquired Stork Food & Dairy Systems, B.V. and A&B Process Systems during 2015, and management excluded from its assessment of the effectiveness of John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2015. The consolidated financial statements of John Bean Technologies Corporation and subsidiaries as of and for the year ended December 31, 2015 reflect total assets of approximately $192 million and total revenues of approximately $49 million associated with these acquired businesses. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired businesses as of December 31, 2015.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015 and financial statement schedule II, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 29, 2016

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

Other information required by this Item can be found in the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 42 through 74 herein:

2.
Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 75. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

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

10.1
Credit Agreement dated February 10, 2015, among John Bean Technologies Corporation, John Bean Technologies, B.V., Wells Fargo Bank, National Association, and the other lenders and parties signatories thereto, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on April 30, 2015.

10.1a
First Amendment to the Credit Agreement, dated as of September 15, 2015, by and among John Bean Technologies Corporation and John Bean Technologies, B.V., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 16, 2015.

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

10.5	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.5H	Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011. [1]

10.5I	Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011. [1]

10.5J	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013. [1]

10.5K	Updated Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013. [1]

10.5L	Form of Long-Term Incentive Performance Cash Award Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013. [1]

10.5M	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.5N	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.5O	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement – Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.5P	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement – Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.5Q*	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement.[1]

10.5R*	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement.[1]

10.5S*	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement - Executive Officer.[1]

10.5T*	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement - Executive Officer.[1]

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

10.6C	Amendment No. 4 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.6D*	Amendment No. 5 to John Bean Technologies Corporation Incentive Compensation and Stock Plan. [1]

10.7	JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.7A	First Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2009. [1]

10.7B	Second Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009. [1]

10.7C	Third Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.8	International Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

10.9	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008. [1]

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

10.11I
Second Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program
● Part II Union Hourly Employees’ Retirement Program incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.11J
Second Amendment of John Bean Technologies Corporation Employee's Retirement Program
● Part I Salaried and Nonunion Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015. [1]

10.11K
Third Amendment of John Bean Technologies Corporation Employee's Retirement Program
● Part II Union Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to our Exhibit 10.2 in our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015. [1]

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
Seven Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12M to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014. [1]

10.12N
Eighth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.12O
Ninth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015. [1]

10.13
Employment Agreement dated August 22, 2013, between JBT Corporation and Thomas W. Giacomini, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form10-Q filed with the SEC on November 1, 2013. [1]

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

10.19
John Bean Technologies Corporation Retiree Welfare Benefits Plan (as amended and restated, Effective January 1, 2016), incorporated by reference to Exhibit 10.3 to our Quarterly report Form 10Q filed with the SEC on October 29, 2015. [1]

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

101*
The following materials from John Bean Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Date: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. GIACOMINI	President, Director and	February 29, 2016
Chief Executive Officer
Thomas W. Giacomini	(Principal Executive Officer)

/s/ Brian A. Deck	Executive Vice President and	February 29, 2016
Chief Financial Officer
Brian A. Deck	(Principal Financial Officer)

/s/ MEGAN J. Rattigan	Vice President and Controller	February 29, 2016
(Principal Accounting Officer)
Megan J. Rattigan

/s/ C. MAURY DEVINE	Director	February 29, 2016

C. Maury Devine

/s/ EDWARD L. DOHENY, II	Director	February 29, 2016

Edward L. Doheny, II

/s/ ALAN D. FELDMAN	Director	February 29, 2016

Alan D. Feldman

/ s/ JAMES E. GOODWIN	Director	February 29, 2016

James E. Goodwin

/s/ POLLY B. KAWALEK	Director	February 29, 2016

Polly B. Kawalek

/s/ JAMES M. RINGLER	Director	February 29, 2016

James M. Ringler