Form 10-Q
period 2016-03-31
John Bean Technologies CORP
filed 2016-04-29
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2016
Common Stock, par value $0.01 per share	29,215,724

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Revenue	$267.1	$225.0
Operating expenses:
Cost of sales	190.3	160.5
Selling, general and administrative expense	53.9	47.4
Research and development expense	5.5	3.7
Restructuring expense	7.2	—
Other expense (income), net	0.5	(0.3)
Operating income	9.7	13.7
Interest income	0.3	0.3
Interest expense	(2.3)	(2.1)
Income from continuing operations before income taxes	7.7	11.9
Provision for income taxes	2.5	3.9
Income from continuing operations	5.2	8.0
Loss from discontinued operations, net of taxes	(0.1)	—
Net income	$5.1	$8.0

Basic earnings per share:
Income from continuing operations	$0.18	$0.27
Loss from discontinued operations	(0.01)	—
Net income	$0.17	$0.27
Diluted earnings per share:
Income from continuing operations	$0.17	$0.27
Loss from discontinued operations	—	—
Net income	$0.17	$0.27
Cash dividends declared per share	$0.10	$0.09

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPEREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Net income	$5.1	$8.0
Other comprehensive income (loss)
Foreign currency translation adjustments	7.6	(16.3)
Pension and other postretirement benefits adjustments, net of tax of $0.3 and $0.4 for 2016 and 2015, respectively	0.5	0.9
Derivatives designated as hedges, net of tax of ($1.4) and ($0.3) for 2016 and 2015, respectively	(2.2)	(0.4)
Other comprehensive income (loss)	5.9	(15.8)
Comprehensive income (loss)	$11.0	$(7.8)

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$36.0	$37.2
Trade receivables, net of allowances of $2.0 and $2.1, respectively	210.9	212.5
Inventories	136.9	104.9
Other current assets	46.7	41.6
Total current assets	430.5	396.2
Property, plant and equipment, net of accumulated depreciation of $244.9 and $223.8, respectively	188.8	181.1
Goodwill	156.4	152.5
Intangible assets, net	85.9	86.8
Other assets	30.4	27.5
Deferred income taxes	30.2	32.0
Total Assets	$922.2	$876.1

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$2.0	$2.2
Accounts payable, trade and other	110.5	110.7
Advance and progress payments	138.2	115.8
Other current liabilities	120.5	124.4
Total current liabilities	371.2	353.1
Long-term debt, less current portion	297.4	280.6
Accrued pension and other postretirement benefits, less current portion	85.6	90.7
Other liabilities	30.2	22.0
Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2016: 29,316,041 issued and 29,215,724 outstanding; 2015: 29,316,041 issued and 29,147,380 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2016: 100,317 shares; 2015: 168,661 shares	(4.0)	(6.1)
Additional paid-in capital	69.6	71.6
Retained earnings	213.2	211.1
Accumulated other comprehensive loss	(141.3)	(147.2)
Total stockholders' equity	137.8	129.7
Total Liabilities and Stockholders' Equity	$922.2	$876.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015
Cash Flows From Operating Activities:
Net income	$5.1	$8.0
Loss from discontinued operations, net of income taxes	0.1	—
Income from continuing operations	5.2	8.0
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	8.6	6.8
Stock-based compensation	2.2	1.4
Other	1.3	4.0
Changes in operating assets and liabilities:
Trade receivables, net	4.6	26.2
Inventories	(29.6)	(11.7)
Accounts payable, trade and other	(1.6)	0.8
Advance and progress payments	19.9	24.9
Other assets and liabilities, net	(10.4)	(29.9)
Cash provided by continuing operating activities	0.2	30.5
Cash required by discontinued operating activities	—	—
Cash provided by operating activities	0.2	30.5

Cash Flows required by Investing Activities:
Acquisitions, net of cash acquired	(3.2)	—
Capital expenditures	(11.4)	(7.8)
Proceeds from disposal of assets	0.4	0.3
Cash required by investing activities	(14.2)	(7.5)

Cash Flows provided (required) by Financing Activities:
Net decrease in short-term debt	(0.2)	—
Cash provided by refinancing of credit facility	—	183.7
Cash payments to settle existing credit facility	—	(183.7)
Net borrowings on credit facilities	17.2	(22.0)
Repayment of long-term debt	(0.6)	(0.3)
Excess tax benefits	1.5	1.8
Tax withholdings on stock-based compensation awards	(2.6)	(4.3)
Purchase of treasury stock	(1.1)	(3.1)
Dividends	(3.1)	(3.0)
Cash provided (required) by financing activities	11.1	(30.9)

Effect of foreign exchange rate changes on cash and cash equivalents	1.7	(5.6)

Decrease in cash and cash equivalents	(1.2)	(13.5)
Cash and cash equivalents, beginning of period	37.2	33.3
Cash and cash equivalents, end of period	$36.0	$19.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
John Bean Technologies Corporation and its majority-owned consolidated subsidiaries (“JBT” or “we”) provide global technology solutions to high-value segments of the food & beverage and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers.

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the JBT Annual Report on Form 10-K for the year ended December 31, 2015, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the interim results and trends in these statements may not be representative of those for the full year or any future period.

We have reclassified the prior year amortization expense of intangible assets not considered contract-related from cost of sales to selling, general and administrative expense to conform with current year presentation.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will replace most existing lease guidance in U.S. GAAP.  The core principle of the ASU is that lessees are required to report a right to use asset and a lease payment obligation on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting, and for lessors the guidance remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018.  However early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  We have not yet evaluated and cannot determine the impact this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The new guidance was developed as part of the FASB's simplification initiative. The core principle of the ASU is that all income tax effects of awards are to be recognized in the income statement when the awards vest or are settled, it allows an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016.  However early adoption is permitted. The company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

Consistent with our growth strategy, we completed two acquisitions during 2015 focused on strengthening our Protein and Liquid Foods portfolios.

A&B Process Systems

On October 1, 2015, John Bean Technologies Corporation acquired the shares of A&B Process Systems ("A&B"), located in Stratford, WI, for $103 million, including a $3.0 million earnout and a working capital adjustment of $0.1 million. Because the transaction was completed on October 1, 2015, the purchase accounting is preliminary as the valuation of income tax balances and residual goodwill related to this acquisition is not complete. We are also currently assessing the amount of goodwill that we expect to be deductible for tax purposes. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

During the quarter ended March 31, 2016 we refined our estimates of the customer relationship by ($0.9 million), tradename by ($0.4 million), technological know-how for skidded systems by ($0.2 million), backlog by ($0.1 million), and noncompete agreements by ($0.1 million). The impact of these adjustments was reflected as an increase in goodwill of $1.8 million, and resulted in an immaterial impact to the consolidated statement of income. No other significant refinements of the valuation occurred during the quarter.

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for A&B:

(In millions)
Assets:
Accounts receivable	$15.7
Prepaid expenses	0.6
Costs in excess of billings on projects in progress	5.1
Inventories	1.0
Property, plant and equipment	18.1
Other assets	0.2
Intangible assets:
Customer relationships	14.6
Tradename	3.1
Technological know-how - skidded systems	3.9
Technological know-how - tanks and vessels	1.3
Backlog	1.2
Noncompete agreements	0.9
Total assets	$65.7

Liabilities:
Accounts payable	$6.1
Other liabilities	3.3
Billings in excess of costs on projects in process	6.6
Earnout liability	3.0
Total liabilities	19.0

Cash consideration paid and accrued	$100.0
Contingent consideration	3.0
Total purchase price	103.0

Goodwill	$53.3

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

Stork Food & Dairy Systems B.V.

On July 31, 2015, John Bean Technologies Corporation and its wholly-owned subsidiary John Bean Technologies Europe B.V. acquired the shares of Stork Food & Dairy Systems, B.V. (“SFDS”), located in Amsterdam, The Netherlands for 46.2 million euro ($50.7 million), which is net of cash acquired of 1.0 million euro ($1.1 million). Because the transaction was completed on July 31, 2015, the purchase accounting is preliminary as the final review of the intangible asset valuation report, valuation of income tax balances, pension balances and residual goodwill related to this acquisition is not complete. We are also currently assessing the amount of goodwill that we expect to be deductible for tax purposes. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). No significant refinements of the valuation occurred during the quarter.

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for SFDS:

(In millions)
Assets:
Cash	$1.1
Accounts receivable	10.0
Other receivables	2.5
Inventories	4.8
Costs in excess of billings on projects in progress	7.8
Property, plant and equipment	9.8
Intangible assets:
Tradename	0.2
Customer relationships	4.1
Patents	3.9
Deferred Tax Asset	1.1
Total assets	$45.3

Liabilities:
Accounts payable	$9.2
Billings in excess of costs on projects	7.6
Other liabilities	10.2
Deferred taxes	3.3
Total liabilities	$30.3

Total purchase price	$51.8

Goodwill	$36.8

The tradename, patents and customer relationships will be amortized over their estimated useful lives of seventeen months, seven years, and fifteen years, respectively.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2015	$144.8	$7.7	$152.5
Acquisitions	2.2	—	2.2
Currency translation	1.7	—	1.7
Balance as of March 31, 2016	148.7	7.7	156.4

Intangible assets consisted of the following:

	March 31, 2016		December 31, 2015
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$70.3	$17.2	$70.8	$15.9
Patents and acquired technology	36.3	24.4	35.4	23.5
Trademarks	19.3	8.1	19.5	7.8
Other	16.4	6.7	13.8	5.5
Total intangible assets	$142.3	$56.4	$139.5	$52.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
Raw materials	$62.1	$55.0
Work in process	57.4	36.8
Finished goods	86.7	81.8
Gross inventories before LIFO reserves and valuation adjustments	206.2	173.6
LIFO reserves and valuation adjustments	(69.3)	(68.7)
Net inventories	$136.9	$104.9

NOTE 5. PENSION AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2016	2015	2016	2015
Service cost	$0.4	$0.4	$—	$—
Interest cost	2.8	3.4		0.1
Expected return on plan assets	(4.5)	(4.8)	—	—
Amortization of net actuarial (gains) losses	1.0	1.1	—	(0.1)
Settlements	—	0.3	(0.1)	—
Net periodic cost (income)	$(0.3)	$0.4	$(0.1)	$—

We expect to contribute $14.3 million to our pension and other postretirement benefit plans in 2016. We contributed $1.3 million to our U.S. qualified pension plan during the three months ended March 31, 2016.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2016 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2015	$(103.8)	$(0.8)	$(42.6)	$(147.2)
Other comprehensive income (loss) before reclassification	(0.1)	(2.4)	7.6	5.1
Amounts reclassified from accumulated other comprehensive income	0.6	0.2	—	0.8
Ending balance, March 31, 2016	$(103.3)	$(3.0)	$(35.0)	$(141.3)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2016 were $0.9 million of charges in selling, general and administrative expense, net of $0.3 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.3 million of charges in interest expense, net of $0.1 million in provision for income taxes.

NOTE 7. STOCK-BASED COMPENSATION

On February 18, 2016, we granted 153,144 restricted stock units with a total fair value of $6.8 million to certain employees under an existing stock-based compensation plan. The units will vest on April 1, 2019, and generally are expected to be amortized over the vesting period. The amortization period will be shorter if an employee attains age 62, and meets the plan's service requirement provision prior to the vesting date. The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors. Total compensation expense was $2.2 million and $1.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2016	2015
Basic earnings per share:
Income from continuing operations	$5.2	$8.0
Weighted average number of shares outstanding	29.5	29.6
Basic earnings per share from continuing operations	$0.18	$0.27
Diluted earnings per share:
Income from continuing operations	$5.2	$8.0
Weighted average number of shares outstanding	29.5	29.6
Effect of dilutive securities:
Restricted stock	0.3	0.2
Total shares and dilutive securities	29.8	29.8
Diluted earnings per share from continuing operations	$0.17	$0.27

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2016				As of December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.8	$10.8	$—	$—	$8.9	$8.9	$—	$—
Derivatives	7.7	—	7.7	—	7.0	—	7.0	—
Total assets	$18.5	$10.8	$7.7	$—	$15.9	$8.9	$7.0	$—
Liabilities:
Derivatives	$8.1	$—	$8.1	$—	$2.9	$—	$2.9	$—
Contingent consideration	$3.8			3.8	$3.0			3.0
Total liabilities	$11.9	$—	$8.1	$3.8	$5.9	$—	$2.9	$3.0

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other Assets on the consolidated balance sheet. Investments include an unrealized gain of $0.1 million as of March 31, 2016 and unrealized loss of $0.7 million as of December 31, 2015.

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

The contingent consideration relates to the earnout provision recorded in conjunction with the acquisition of A&B during 2015 for $3.0 million, and for Novus in the first quarter of 2016 of $0.8 million respectively.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized on the table below:

	As of March 31, 2016		As of December 31, 2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Five-year revolving credit facility, expires February 10, 2020	296.4	296.4	279.4	279.4
Brazilian loan due April 15, 2016	0.1	0.1	0.3	0.3
Brazilian loan due October 16, 2017	2.6	2.4	2.7	2.4
Foreign credit facilities	0.3	0.3	—	—
Other	0.1	0.1	0.3	0.3

There is no active or observable market for our fixed rate borrowings, which include our Brazilian loans. Therefore, the estimated fair value of the Brazilian loans are based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimates of the all-in interest rate for discounting the loans are based on a broker quote for loans with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying values of the remaining borrowings approximate their fair values due to their variable interest rates.

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at March 31, 2016 of $352.3 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the condensed consolidated balance sheets:

	As of March 31, 2016		As of December 31, 2015
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$6.6	$2.8	$5.8	$1.3
Other assets / liabilities	1.1	0.2	1.2	0.1
Total	$7.7	$3.0	$7.0	$1.4

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

As of March 31, 2016 and December 31, 2015, information related to these offsetting arrangements was as follows:

(in millions)	As of March 31, 2016
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.7	$—	$7.7	$(3.6)	$4.1

	As of March 31, 2016
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$8.1	$—	$8.1	$(3.6)	$4.5

(in millions)	As of December 31, 2015
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.0	$—	$7.0	$(1.7)	$5.3

	As of December 31, 2015
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.9	$—	$2.9	$(1.7)	$1.2

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2016	2015
Foreign exchange contracts	Revenue	$(0.5)	$0.1
Foreign exchange contracts	Cost of sales	(0.1)	(0.9)
Foreign exchange contracts	Other income, net	(0.2)	0.1
Total		(0.8)	(0.7)
Remeasurement of assets and liabilities in foreign currencies		(0.3)	(0.7)
Net loss on foreign currency transactions		$(1.1)	$(1.4)

Interest Rates: We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, including a new forward starting interest rate swap entered into on January 15, 2016 covering the period beginning January 19, 2017 to January 19, 2021. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.

At March 31, 2016, the fair value recorded in other liabilities on the condensed consolidated balance sheet is $5.1 million. The effective portion of these derivatives designated as cash flow hedges of $3.0 million has been reported in other comprehensive income (loss), net of tax, on the condensed consolidated statements of comprehensive income (loss) as of March 31, 2016.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of March 31, 2016.

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

We are currently the subject of an audit being conducted by the State of Delaware to determine whether we have complied with Delaware unclaimed property (escheat) laws. This audit is being conducted by an outside firm on behalf of the State of Delaware and covers the years from 1986 through the present. In addition to seeking the turnover of unclaimed property subject to escheat laws, the State of Delaware may seek interest, penalties, and other relief. We are not able to reasonably estimate a possible loss from this audit at this time.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $194.4 million at March 31, 2016, represent guarantees of our future performance. We also have provided $6.5 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of March 31, 2016, the gross value of such arrangements was $8.8 million, of which our net exposure under such guarantees is $1.4 million.

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

	Three Months Ended March 31,
(In millions)	2016	2015
Balance at beginning of period	$12.5	$10.2
Expense for new warranties	2.8	2.4
Adjustments to existing accruals	(0.2)	—
Claims paid	(2.5)	(2.4)
Translation	0.2	(0.3)
Balance at end of period	$12.8	$9.9

NOTE 12. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Revenue
JBT FoodTech	$177.5	$139.2
JBT AeroTech	90.1	86.2
Intercompany eliminations	(0.5)	(0.4)
Total revenue	$267.1	$225.0

Income before income taxes
Segment operating profit:
JBT FoodTech	$18.8	$13.1
JBT AeroTech	8.5	8.4
Total segment operating profit	27.3	21.5
Corporate items:
Corporate expense (1)	(10.4)	(7.8)
Restructuring expense (2)	(7.2)	—
Operating income	9.7	13.7

Net interest expense	(2.0)	(1.8)
Income from continuing operations before income taxes	$7.7	$11.9
(1)Corporate expense generally includes corporate staff costs, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)Refer to Note 13.

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

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. We have released $0.3 million of the charge, which we no longer expect to pay, during the first quarter of 2016 in connection with this plan. Remaining payments required under this plan are expected to be paid during 2016.

In the first quarter of 2016, we implemented our optimization program to realign FoodTech's Protein business in North America and Liquid Foods business in Europe, accelerate JBT's strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is in the range of $11 million to $13 million with $7.5 million recorded in the first quarter of 2016. We anticipate incurring an additional $3 million to $4 million by the end of 2016. All payments required under this plan are expected to be made during 2016 and 2017.

Additional information regarding the restructuring activities is presented in the tables below:

	Charges incurred during the three months ended March 31,
(In millions)	2016	2015
Severance and related expense	$5.9	$—
Asset impairment	0.1	—
Other	1.2	—
Total Restructuring charges	$7.2	$—

The restructuring charges are associated with the FoodTech segment, and are excluded from our calculation of segment operating profit.

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2016:

(In millions)	Balance as of December 31, 2015	Charged to Earnings	Payments Made /Charges Applied	Foreign Exchange Translation	Balance as of March 31, 2016
Severance and related expense	$2.6	$5.9	$(0.9)	$—	$7.6
Asset impairment	—	0.1	—	—	0.1
Other	—	1.2	(0.7)	—	0.5

Total	$2.6	$7.2	$(1.6)	$—	$8.2

NOTE 14. RELATED PARTY TRANSACTIONS

As a result of an acquisition, we continued a relationship with a supplier of parts for use in our manufacturing of equipment. The general manager who runs this acquired business was hired by JBT as a part of this acquisition, and he has a noncontrolling ownership interest in this supplier. We have made purchases from this supplier of $0.8 million and $1.2 million during the three months ended March 31, 2016 and 2015, respectively. We have an immaterial amount of outstanding accounts payable to this supplier as of March 31, 2016, and had $0.3 million as of March 31, 2015.

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

We are driving organization simplification to lay a growth foundation. We have incurred restructuring charges related to our optimization program in 2016 to realign FoodTech's Protein business in North America and Liquid Foods business in Europe, accelerate JBT's strategic sourcing initiatives, and consolidate smaller facilities.

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

•
Grow. There are specific components to our growth strategy with a focus on food. We continue to invest in the profitable aftermarket business, building a dedicated sales and service network that will capitalize on our global installed base of equipment. We also are capitalizing on growth opportunities in emerging markets through locally-tailored products. We enjoy a robust, direct presence in Asia, which is important for driving long-term growth. In 2014, we opened a joint JBT FoodTech and JBT AeroTech manufacturing center in Kunshan, China. We opened a technology center, which allows customers to conduct test production runs, adjacent to the manufacturing center in January 2016.

Beyond organic growth initiatives, we are pursuing strategic acquisitions. We completed three acquisitions in 2014, two acquisitions in 2015, and one acquisition in 2016. These support our strategy of acquiring strong companies that complement our Protein and Liquid Foods portfolios. Looking ahead, we continue to establish a pipeline of mergers and acquisition (M&A) opportunities. Our successful acquisition activity is the result of building our corporate M&A capabilities and engaging the field operations in the process of identifying, executing, and integrating acquisitions.

As we evaluate our operating results, we consider our key performance indicators of segment revenue, segment operating profit, the level of inbound orders, as well as certain non-GAAP financial measures such as adjusted EBITDA.

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

Non-GAAP Financial Measures

The results for the three months ended March 31, 2016 include items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended March 31,
(In millions)	2016	2015
Income from continuing operations as reported	$5.2	$8.0

Non-GAAP adjustments
Restructuring expense	7.2	—
Impact on tax provision from Non-GAAP adjustments	(2.3)	—
Adjusted income from continuing operations	$10.1	$8.0

(In millions, except per share data)

Income from continuing operations as reported	5.2	8.0
Total shares and dilutive securities	29.8	29.8
Diluted earnings per share from continuing operations	$0.17	$0.27

Adjusted income from continuing operations	10.1	8.0
Total shares and dilutive securities	29.8	29.8
Adjusted diluted earnings per share from continuing operations	$0.34	$0.27

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

The tables below show a reconciliation from Operating income to EBITDA and adjusted EBITDA by segment and on a consolidated basis.

For the three months ended March 31, 2016:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$18.8	$7.6	$26.4	$—	$26.4
JBT AeroTech	8.5	0.6	9.1	—	9.1
Corporate expense	(10.4)	0.4	(10.0)	—	(10.0)
Restructuring expense	(7.2)	—	(7.2)	7.2	—
Total	$9.7	$8.6	$18.3	$7.2	$25.5

For the three months ended March 31, 2015:

(In millions)	Operating income	Depreciation and Amortization	EBITDA	Adjustments	Adjusted EBITDA
JBT FoodTech	$13.1	$5.9	$19.0	$—	$19.0
JBT AeroTech	8.4	0.5	8.9	—	8.9
Corporate expense	(7.8)	0.4	(7.4)	—	(7.4)
Restructuring expense	—	—	—	—	—
Total	$13.7	$6.8	$20.5	$—	$20.5

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

In addition, we utilize the net debt to adjusted EBITDA leverage ratio (a non-GAAP measure) to assess our overall financial leverage and believe the calculation is useful to investors for the same reason. The following table provides a reconciliation of net debt to adjusted EBITDA leverage ratio to the most directly comparable GAAP measures:

	As of March 31,
(in millions)	2016	2015
Short-term debt and current portion of long-term debt	$2.0	$4.0
Long-term debt	297.4	150.6
Total debt	299.4	154.6
Less cash	36.0	19.8
Net debt	263.4	134.8
TTM adjusted EBITDA	123.5	106.8
Net debt to adjusted EBITDA leverage ratio	2.1	1.3

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,		Favorable / (Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$267.1	$225.0	$42.1	18.7
Cost of sales	190.3	160.5	(29.8)	(18.6)
Gross profit	76.8	64.5	12.3	19.1
Selling, general and administrative expense	53.9	47.4	(6.5)	(13.7)
Research and development expense	5.5	3.7	(1.8)	(48.6)
Restructuring expense	7.2	—	(7.2)	—
Other (income) expense, net	0.5	(0.3)	(0.8)	(266.7)
Operating income	9.7	13.7	(4.0)	(29.2)
Interest income	0.3	0.3	—	—
Interest expense	(2.3)	(2.1)	(0.2)	(9.5)
Income from continuing operations before income taxes	7.7	11.9	(4.2)	(35.3)
Provision for income taxes	2.5	3.9	1.4	35.9
Income from continuing operations	5.2	8.0	(2.8)	(35.0)
Loss from discontinued operations, net of taxes	(0.1)	—	(0.1)	—
Net income	$5.1	$8.0	$(2.9)	(36.2)

Total revenue increased $42.1 million, or $47.0 million in constant currency, in the first quarter of 2016 compared to the same period in 2015. The increase was mainly driven by revenue from acquired companies which added $39.0 million, and organic growth of $8.0 million.

Operating income decreased by $4.0 million, or $3.3 million in constant currency, compared to the same period in 2015 as a result of the following items:

•
Gross profit increased by $12.3 million or $13.8 million in constant currency. This increase is primarily the result of higher sales volume due to acquisitions. Gross profit margins remained consistent as increased profitability as a result of higher aftermarket revenue, strategic pricing, and savings from other Next Level initiatives was partially offset by lower equipment margins in newly acquired businesses.

•
Selling, general and administrative expense increased $6.5 million, or $7.8 million in constant currency. The increase was primarily a result of the addition of newly acquired businesses, as well as investments to support Next Level initiatives.

•	Research and development expense increased $1.8 million primarily due to acquisitions, as well as AeroTech investments to support Next Level initiatives.

•	Restructuring expense increased $7.2 million. During the first quarter of 2016, we commenced our optimization program to realign certain FoodTech businesses.

•	Other (income) expense, net, increased by $0.8 million, primarily due to higher acquisition costs and mark to market losses on financial instruments.

Net interest expense increased by $0.2 million primarily due to higher average debt levels resulting from acquisitions.

Income tax expense in the first quarter of 2016 reflected an expected effective annual income tax rate of approximately 32.0%, on par with the same period in 2015.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,		Favorable / (Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue
JBT FoodTech	$177.5	$139.2	$38.3	27.5
JBT AeroTech	90.1	86.2	3.9	4.5
Other revenue and intercompany eliminations	(0.5)	(0.4)	(0.1)	25.0
Total revenue	$267.1	$225.0	$42.1	18.7

Operating income before income taxes
Segment operating profit (1):
JBT FoodTech	$18.8	$13.1	$5.7	43.5
JBT AeroTech	8.5	8.4	0.1	1.2
Total segment operating profit	27.3	21.5	5.8	27.0
Corporate items:
Corporate expense	(10.4)	(7.8)	(2.6)	(33.3)
Restructuring expense	(7.2)	—	(7.2)	—
Operating income	$9.7	$13.7	$(4.0)	(29.2)

Other business segment information
Adjusted EBITDA
JBT FoodTech	$26.4	$19.0
JBT AeroTech	9.1	8.9
Corporate expense	(10.0)	(7.4)
Total Adjusted EBITDA	$25.5	$20.5

Inbound orders
JBT FoodTech	$222.7	$206.1
JBT AeroTech	121.7	100.3
Intercompany eliminations	(0.4)	(0.5)
Total inbound orders	$344.0	$305.9

(1)
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff-related expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

JBT FoodTech’s revenue increased by $38.3 million, or $43.2 million in constant currency, in the first quarter of 2016 compared to the same period in 2015. Acquisitions contributed $39.0 million in revenue, and the remaining FoodTech businesses contributed $4.2 million in growth in revenue. The key driver of organic revenue performance was higher protein sales in Asia & South America and higher Automated Systems sales.

JBT FoodTech’s operating profit increased by $5.7 million, or $6.4 million in constant currency, in the first quarter of 2016 compared to the same period in 2015. This increase was driven by higher volume, primarily from acquisitions, and increased profitability as a result of higher aftermarket revenue. Strategic pricing and savings from other Next Level initiatives helped drive operating margin improvement, partially offset by lower equipment margins and increased selling, general and administrative costs of $6.2 million driven by acquisitions. Operating profit margin increased from 9.4% to 10.6%.

JBT AeroTech

JBT AeroTech's revenue in the three months ended March 31, 2016 increased $3.9 million, or $4.5 million in constant currency, in the first quarter of 2016 compared to the same period in 2015. Revenues from our airport services business unit improved by $4.2 million as a result of higher revenues from new and existing maintenance contracts. Revenue from our mobile equipment business increased $3.9 million due to higher deliveries of air conditioning units to military customers as well as higher sales of ground support equipment to international customers. Revenue from our fixed equipment business declined $3.6 million due primarily to a lower volume related to our passenger boarding bridge business.

JBT AeroTech's operating profit in the three months ended March 31, 2016 increased $0.1 million, or $0.2 million in constant currency, in the first quarter of 2016 compared to the same period in 2015. Higher sales volume accounted for $1.0 million of improved profit and lower gross profit margins resulted in a decline of $0.8 million of profit. The lower profit margins were a result of the absence of higher than average margins on parts and services to military customers in the prior year partly offset by higher margins on other product lines, pricing and productivity improvements.

Corporate Expense

Corporate expense increased by $2.6 million in the first quarter of 2016 driven by higher incentive compensation, costs associated with the implementation of our new ERP system, and audit fees.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of March 31, 2016, or cash plus borrowing ability under our revolving credit facility, was 194.0 million. The cash flows generated by our operations and the revolving credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, dividends, acquisitions and other financing requirements.

As of March 31, 2016, we had $36.0 million of cash and cash equivalents, $32.9 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at March 31, 2016 was approximately $40.9 million. During 2016, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our 5-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the three months ended March 31, 2016 and 2015 were as follows:

(In millions)	2016	2015
Cash provided by continuing operating activities	$0.2	$30.5
Cash required by investing activities	(14.2)	(7.5)
Cash provided (required) by financing activities	11.1	(30.9)
Net cash required by discontinued operations	—	—
Effect of foreign exchange rate changes on cash and cash equivalents	1.7	(5.6)
Decrease in cash and cash equivalents	$(1.2)	$(13.5)

Cash provided by continuing operating activities during the three months ended March 31, 2016 was $0.2 million, representing a $30.3 million decrease from 2015. This decrease was due to our investments in inventory to support a 38% higher backlog than the same period in 2015. We contributed $1.3 million to our U.S. qualified pension plan during the three months ended March 31, 2016 and we expect to contribute approximately $13 million to our pension and other post-retirement benefit plans during the remainder of 2016.

Cash required by investing activities during the three months ended March 31, 2016 was $14.2 million, an increase of $6.7 million from 2015 due primarily to increased acquisition spending related to the acquisition completed in the first quarter of 2016, as well as increased capital expenditures in 2016.

Cash provided by financing activities during the three months ended March 31, 2016 was $11.1 million, compared to cash required by financing activities in 2015 of $30.9 million. The change in financing cash flows was driven by an increase in borrowings against our 5-year revolving credit facility to fund working capital and increased acquisition spending.

Financing Arrangements

On February 10, 2015, we entered into a new five-year $450 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, and repaid our prior revolving credit facility. On March 22, 2016, we amended the revolving credit facility to increase the credit limit from $450 million to $600 million. This credit facility permits borrowings in the U.S. and in
The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to
30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of March 31, 2016 we had $296.4 million drawn on and $303.6 million of availability under the revolving credit facility.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, including a new forward starting interest rate swap entered into on January 15, 2016 covering the period beginning January 19, 2017 to January 19, 2021. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.

During 2014, the Brazilian subsidiary entered into a Brazilian real denominated loan with an outstanding balance of Br1 9.1 million (approximately $2.6 million) as of March 31, 2016, which bears an annual interest rate of 8.0%. The first payment on this loan was made on November 15, 2015, with equal monthly payments required for 24 months thereafter.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on cross border financing flows in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Four of our wholly-owned subsidiaries have short term credit facilities that allow us to borrow up to approximately $12 million in China, which mature on June 30, 2016. As of March 31, 2016, we had $0.3 million borrowed under these credit facilities. Our wholly-owned subsidiary in India has a short term credit facility that allows us to borrow up to approximately $2.3 million. As of March 31, 2016, we had no outstanding borrowings under this credit facility.

Our credit agreements include restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. At March 31, 2016, we were in compliance with all financial covenants in our credit agreement as shown in the following table:

Debt Instrument / Covenant	Measurement	Result as of March 31, 2016
Revolving credit facility
Interest coverage ratio (1)	Not less than 3.5	16.6
Leverage ratio (2)	Not greater than 3.5	2.3

(1)
Interest coverage ratio is a comparison of the trailing twelve months Consolidated EBITDA, defined as net income plus interest expense plus income tax expense plus depreciation and amortization plus non-cash expenses, extraordinary, unusual and non-recurring items excluding certain payments of extraordinary, unusual and non-recurring items as agreed with the lenders, to trailing twelve months interest expense.

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

Outlook

We project revenue growth of approximately 15 percent reflecting organic growth of 4 - 5 percent and growth from acquisitions of about 10 percent. We expect 2016 segment operating margins to expand 25 to 50 basis points relative to 2015. Based on these expectations, the diluted earnings per share from continuing operations guidance for 2016 is $2.15 - $2.30, and $1.90 - $2.05 on a GAAP basis.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting estimates. During the three months ended March 31, 2016, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.    CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2016. We have concluded that our disclosure controls and procedures were:

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. There were no changes in controls identified in the evaluation for the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of March 31, 2016, and the related condensed consolidated statements of income and comprehensive income (loss) for the three-month period ended March 31, 2016 and 2015, and cash flows for the three-month period ended March 31, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
April 29, 2016

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended March 31, 2016.

ITEM 1A.    RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2016:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1, 2016 through January 31, 2016	—	$—	—	$—
February 1, 2016 through February 29, 2016	—	—	—	—
March 1, 2016 through March 31, 2016	20,000	54.60	20,000	28.9
	20,000	$54.60	20,000	$28.9

(1)
Shares repurchased under a share repurchase program for up to $30 million of our common stock authorized in 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015, Note 11. Stockholders’ Equity for share repurchase program details.

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
(Registrant)

/s/ Megan J. Rattigan
Megan J. Rattigan
Vice President, Controller and duly authorized officer
(Principal Accounting Officer)

Date: April 29, 2016

EXHIBIT INDEX

Number in Exhibit Table	Description

10.1*
Second Amendment to Credit Agreement, dated as of March 18, 2016, by and among John Bean Technologies Corporate and John Bean Technologies B.V., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders signatory thereto

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

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith