Form 10-Q
period 2016-06-30
John Bean Technologies CORP
filed 2016-07-28
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number 1-34036

John Bean Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware		91-1650317
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

70 West Madison Street, Suite 4400 Chicago, Illinois		60602
(Address of principal executive offices)		(Zip code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2016
Common Stock, par value $0.01 per share	29,154,845

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenue	$328.8	$254.6	$595.9	$479.6
Operating expenses:
Cost of sales	233.0	180.4	423.3	340.9
Selling, general and administrative expense	58.0	46.6	111.9	94.0
Research and development expense	5.9	4.3	11.4	8.0
Restructuring expense	1.9	—	9.1	—
Other expense (income), net	0.1	0.1	0.6	(0.2)
Operating income	29.9	23.2	39.6	36.9
Interest income	0.3	0.2	0.7	0.5
Interest expense	(2.5)	(2.2)	(4.9)	(4.3)
Income from continuing operations before income taxes	27.7	21.2	35.4	33.1
Provision for income taxes	8.9	6.8	11.4	10.7
Income from continuing operations	18.8	14.4	24.0	22.4
Loss from discontinued operations, net	—	—	(0.1)	—
Net income	$18.8	$14.4	$23.9	$22.4

Basic earnings per share:
Income from continuing operations	$0.64	$0.49	$0.81	$0.76
Loss from discontinued operations	—	—	—	—
Net income	$0.64	$0.49	$0.81	$0.76
Diluted earnings per share:
Income from continuing operations	$0.63	$0.48	$0.80	$0.75
Loss from discontinued operations	—	—	—	—
Net income	$0.63	$0.48	$0.80	$0.75
Cash dividends declared per share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPEREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income	$18.8	$14.4	$23.9	$22.4
Other comprehensive income (loss)
Foreign currency translation adjustments	(3.7)	6.3	3.9	(10.0)
Pension and other postretirement benefits adjustments, net of tax of ($0.3) and ($0.6) for 2016, respectively, and ($0.1) and $0.3 for 2015, respectively	0.7	0.7	1.2	1.6
Derivatives designated as hedges, net of tax of $0.6 and $2.0 for 2016; $0.3 for the second quarter of 2015	(1.0)	0.4	(3.2)	—
Other comprehensive income (loss)	(4.0)	7.4	1.9	(8.4)
Comprehensive income	$14.8	$21.8	$25.8	$14.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$35.1	$37.2
Trade receivables, net of allowances of $2.1 and $2.1, respectively	232.0	212.5
Inventories	150.3	104.9
Other current assets	41.7	41.6
Total current assets	459.1	396.2
Property, plant and equipment, net of accumulated depreciation of $239.2 and $223.8, respectively	190.4	181.1
Goodwill	158.0	152.5
Intangible assets, net	79.7	86.8
Deferred income taxes	32.9	32.0
Other assets	29.1	27.5
Total Assets	$949.2	$876.1

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$7.7	$2.2
Accounts payable, trade and other	113.4	110.7
Advance and progress payments	138.6	115.8
Other current liabilities	130.1	124.4
Total current liabilities	389.8	353.1
Long-term debt, less current portion	305.4	280.6
Accrued pension and other postretirement benefits, less current portion	81.4	90.7
Other liabilities	24.2	22.0
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2016: 29,316,041 issued and 29,154,845 outstanding; December 31, 2015: 29,316,041 issued and 29,147,380 outstanding	0.3	0.3
Common stock held in treasury, at cost; June 30, 2016: 161,196 shares; December 31, 2015: 168,661 shares	(7.3)	(6.1)
Additional paid-in capital	71.8	71.6
Retained earnings	228.9	211.1
Accumulated other comprehensive loss	(145.3)	(147.2)
Total stockholders’ equity	148.4	129.7
Total Liabilities and Stockholders’ Equity	$949.2	$876.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2016	2015
Cash flows provided by operating activities:
Net income	$23.9	$22.4
Loss from discontinued operations, net	0.1	—
Income from continuing operations	24.0	22.4
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	18.1	13.6
Stock-based compensation	4.5	3.3
Other	5.1	1.9
Changes in operating assets and liabilities:
Trade receivables, net	(18.0)	8.9
Inventories	(44.4)	(13.6)
Accounts payable, trade and other	3.0	8.9
Advance and progress payments	21.6	17.0
Other assets and liabilities, net	(13.2)	(22.6)
Cash provided by continuing operating activities	0.7	39.8
Cash required by discontinued operating activities	(0.1)	(0.1)
Cash provided by operating activities	0.6	39.7

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(3.2)	—
Capital expenditures	(20.9)	(19.4)
Proceeds from disposal of assets	1.0	0.8
Proceeds from property available for sale	—	2.0
Cash required by investing activities	(23.1)	(16.6)

Cash flows provided (required) by financing activities:
Net proceeds (payments) in short-term debt	5.4	(1.1)
Cash provided by refinancing of credit facility	—	183.7
Cash payments to settle existing credit facility	—	(183.7)
Net proceeds (payments) on credit facilities	25.7	(17.8)
Repayment of long-term debt	(1.1)	(0.7)
Excess tax benefits	1.5	1.8
Tax withholdings on stock-based compensation awards	(2.6)	(4.3)
Purchase of treasury stock	(4.4)	(4.1)
Dividends	(6.0)	(5.6)
Other	—	(0.1)
Cash provided (required) by financing activities	18.5	(31.9)

Effect of foreign exchange rate changes on cash and cash equivalents	1.9	(4.6)

Decrease in cash and cash equivalents	(2.1)	(13.4)
Cash and cash equivalents, beginning of period	37.2	33.3
Cash and cash equivalents, end of period	$35.1	$19.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
John Bean Technologies Corporation and its majority-owned consolidated subsidiaries (the “Company,” “JBT,” “our,” “us,” or “we”) provide global technology solutions to high-value segments of the food & beverage and air transportation industries. We design, manufacture, test and service technologically sophisticated systems and products for customers through our JBT FoodTech and JBT AeroTech segments. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers.

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

In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the interim results and trends in the interim financial statements may not be representative of those for the full year or any future period.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will replace most existing lease guidance in U.S. GAAP. The core principle of the ASU is that lessees are required to report a right to use asset and a lease payment obligation on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting, and for lessors the guidance remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. However, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We have not yet evaluated and cannot determine the impact this standard will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The new guidance was developed as part of the FASB’s simplification initiative. The core principle of the ASU requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. However, early adoption is permitted. The Company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

Consistent with our growth strategy, we completed two acquisitions during 2015 focused on strengthening our Protein and Liquid Foods portfolios.

A&B Process Systems

On October 1, 2015, John Bean Technologies Corporation acquired the shares of A&B Process Systems (“A&B”), located in Stratford, WI, for $103.0 million, including a $3.0 million earnout and a working capital adjustment of $0.1 million. The purchase accounting is preliminary as the valuation of income tax balances and residual goodwill related to this acquisition is not complete. We are also currently assessing the amount of goodwill that we expect to be deductible for tax purposes. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

During the quarter ended March 31, 2016, we refined our estimates of the customer relationship by ($0.9 million), trademark by ($0.4 million), technological know-how for skidded systems by ($0.2 million), backlog by ($0.1 million), and noncompete agreements by ($0.1 million). The impact of these adjustments was reflected as an increase in goodwill of $1.8 million, and resulted in an immaterial impact to the consolidated statement of income. No other significant refinements of the valuation occurred during the quarter ended June 30, 2016.

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for A&B:

(In millions)
Assets:
Trade receivables	$15.7
Inventories	1.0
Prepaid expenses	0.6
Costs in excess of billings on projects in progress	5.1
Property, plant and equipment	18.1
Other assets	0.2
Intangible assets:
Backlog	1.2
Customer relationships	14.6
Non-compete agreements	0.9
Trademark	3.1
Technological know-how - skidded systems	3.9
Technological know-how - tanks and vessels	1.3
Total assets	65.7

Liabilities:
Accounts payable	6.1
Billings in excess of costs on projects in progress	6.6
Other liabilities	3.3
Total liabilities	16.0

Total cash consideration paid and accrued	103.0

Goodwill	$53.3

The customer relationships and trademark will be amortized over their estimated useful lives of eight and fourteen years, respectively. Technological know-how for skidded systems and tanks and vessels will be amortized over their terms of six and nine years, respectively. The non-compete agreements will be amortized over the contractual life of five years, and backlog was amortized over six months, consistent with the completion of the backlog.

The A&B purchase agreement includes an earnout provision providing for a contingent payment due to the sellers to the extent A&B exceeds certain earnings targets for the period from May 1, 2015 through April 30, 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date was $3.0 million, which is included in Other current liabilities on the Condensed Consolidated Balance Sheet. The agreed upon financial targets were met and the Company expects to make the $3.0 million payment to the sellers in the fourth quarter of 2016.

Stork Food & Dairy Systems B.V.

On July 31, 2015, John Bean Technologies Corporation and its wholly-owned subsidiary John Bean Technologies Europe B.V. acquired the shares of Stork Food & Dairy Systems, B.V. (“SFDS”), located in Amsterdam, The Netherlands for $50.7 million, which is net of cash acquired of $1.1 million.

During the quarter ended June 30, 2016, we refined our estimates of the customer relationships and patents, resulting in a reduction in value of $2.0 million and $1.0 million, respectively. We also increased other liabilities by $1.1 million. These changes resulted in an increase to deferred tax assets of $0.5 million and a decrease to deferred tax liabilities $0.6 million. The impact of these adjustments was reflected as an increase in goodwill of $3.0 million and resulted in an immaterial impact to the consolidated statement of income. No refinements of the valuation occurred during the quarter ended March 31, 2016.

The following table summarizes the fair values recorded for the assets acquired and liabilities assumed for SFDS:

(In millions)
Assets:
Cash	$1.1
Trade receivables	10.0
Other receivables	2.5
Inventories	4.8
Costs in excess of billings on projects in progress	7.8
Property, plant and equipment	9.8
Intangible assets:
Customer relationships	2.1
Patents	2.9
Tradename	0.2
Deferred income taxes	1.6
Total assets	42.8

Liabilities:
Accounts payable	9.2
Billings in excess of costs on projects in progress	7.6
Deferred income taxes	2.7
Other liabilities	11.3
Total liabilities	30.8

Total purchase price	51.8

Goodwill	$39.8

We also revised the estimated useful life and amortization period associated with customer relationships from fifteen years to eight years. Patents and the tradename will continue to be amortized over their estimated useful lives of seven years and seventeen months, respectively.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2015	$144.8	$7.7	$152.5
Acquisitions	5.4	—	5.4
Currency translation	0.1	—	0.1
Balance as of June 30, 2016	$150.3	$7.7	$158.0

Intangible assets consisted of the following:

	June 30, 2016		December 31, 2015
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$68.4	$18.3	$70.8	$15.9
Patents and acquired technology	35.8	24.1	35.4	23.5
Trademarks and tradenames	19.2	8.2	19.5	7.8
Other	13.9	7.0	13.8	5.5
Total intangible assets	$137.3	$57.6	$139.5	$52.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
Raw materials	$66.1	$55.0
Work in process	67.2	36.8
Finished goods	85.8	81.8
Gross inventories before LIFO reserves and valuation adjustments	219.1	173.6
LIFO reserves and valuation adjustments	(68.8)	(68.7)
Inventories, net	$150.3	$104.9

NOTE 5. PENSION AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$0.3	$0.4	$0.7	$0.8	$—	$—	$—	$—
Interest cost	2.9	3.4	5.7	6.9	—	0.1	0.1	0.2
Expected return on plan assets	(4.5)	(4.8)	(9.0)	(9.6)	—	—	—	—
Amortization of net actuarial (gains) losses	1.0	1.2	2.1	2.3	—	(0.6)	—	(0.7)
Settlements	—	—	—	0.3	—	—	—	—
Net periodic cost (income)	$(0.3)	$0.2	$(0.5)	$0.7	$—	$(0.5)	$0.1	$(0.5)

We expect to contribute $14.3 million to our pension and other postretirement benefit plans in 2016. We contributed $5.0 million to our U.S. qualified pension plan during the six months ended June 30, 2016.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2016 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, March 31, 2016	$(103.3)	$(3.0)	$(35.0)	$(141.3)
Other comprehensive income (loss) before reclassification	0.1	(1.2)	(3.7)	(4.8)
Amounts reclassified from accumulated other comprehensive income	0.6	0.2	—	0.8
Ending balance, June 30, 2016	$(102.6)	$(4.0)	$(38.7)	$(145.3)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2016 were $0.9 million of charges in selling, general and administrative expense, net of $0.3 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.3 million of charges in interest expense, net of $0.1 million in provision for income taxes.

Changes in the AOCI balances for the six months ended June 30, 2016 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2015	$(103.8)	$(0.8)	$(42.6)	$(147.2)
Other comprehensive income (loss) before reclassification	—	(3.6)	3.9	0.3
Amounts reclassified from accumulated other comprehensive income	1.2	0.4	—	1.6
Ending balance, June 30, 2016	$(102.6)	$(4.0)	$(38.7)	$(145.3)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2016 were $1.8 million of charges in selling, general and administrative expense, net of $0.6 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.6 million of charges in interest expense, net of $0.2 million in provision for income taxes.

NOTE 7. STOCK-BASED COMPENSATION

During the six months ended June 30, 2016, we granted a total of 172,018 restricted stock units to certain employees and directors under an existing stock-based compensation plan. The aggregate fair value of the grants was $7.8 million. A portion of the units will vest on May 1, 2017, with the remaining units vesting on April 1, 2019. Grants of share based awards are generally expected to be amortized over their vesting period. The amortization period will be shorter if an employee attains age 62, and meets the plan’s service requirement provision prior to the vesting date. The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors. Total compensation expense was $2.3 million and $4.5 million for the three and six months ended June 30, 2016, respectively. Total compensation expense was $1.9 million and $3.3 million for the three and six months ended June 30, 2015, respectively.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Income from continuing operations	$18.8	$14.4	$24.0	$22.4
Weighted average number of shares outstanding	29.4	29.5	29.4	29.5
Basic earnings per share from continuing operations	$0.64	$0.49	$0.81	$0.76
Diluted earnings per share:
Income from continuing operations	$18.8	$14.4	$24.0	$22.4
Weighted average number of shares outstanding	29.4	29.5	29.4	29.5
Effect of dilutive securities:
Restricted stock	0.4	0.3	0.4	0.3
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Diluted earnings per share from continuing operations	$0.63	$0.48	$0.80	$0.75

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities that the Company can assess at the measurement date.

•
Level 2: Observable inputs other than those included in Level 1 that are observable for the asset or liability, either directly or indirectly. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2016				As of December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.9	$10.9	$—	$—	$8.9	$8.9	$—	$—
Derivatives	5.6	—	5.6	—	7.0	—	7.0	—
Total assets	$16.5	$10.9	$5.6	$—	$15.9	$8.9	$7.0	$—
Liabilities:
Derivatives	$11.2	$—	$11.2	$—	$2.9	$—	$2.9	$—
Contingent consideration	0.8	—	—	0.8	3.0	—	—	3.0
Total liabilities	$12.0	$—	$11.2	$0.8	$5.9	$—	$2.9	$3.0

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.2 million as of June 30, 2016 and unrealized loss of $0.7 million as of December 31, 2015.

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

The contingent consideration relates to the earnout provision recorded in conjunction with the acquisition of Novus in the first quarter of 2016 for $0.8 million.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of June 30, 2016		As of December 31, 2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Five-year revolving credit facility, expires February 10, 2020	304.8	304.8	279.4	279.4
Brazilian loan due April 15, 2016	—	—	0.3	0.3
Brazilian loan due October 16, 2017	2.4	2.3	2.7	2.4
Foreign credit facilities	5.9	5.9	—	—
Other	—	—	0.3	0.3

There is no active or observable market for our fixed rate Brazilian loans. Therefore, the estimated fair value is based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimates of the all-in interest rate for discounting the loans are based on a broker quote for loans with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying values of the remaining borrowings approximate their fair values due to their variable interest rates.

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at June 30, 2016 of $300.4 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the Condensed Consolidated Balance Sheets:

	As of June 30, 2016		As of December 31, 2015
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$4.7	$4.6	$5.8	$1.3
Other assets / liabilities	0.9	—	1.2	0.1
Total	$5.6	$4.6	$7.0	$1.4

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. As a result, we present derivatives at their gross fair values in the Condensed Consolidated Balance Sheets.

As of June 30, 2016 and December 31, 2015, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2016
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.6	$—	$5.6	$(3.3)	$2.3

(In millions)	As of June 30, 2016
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$11.2	$—	$11.2	$(3.3)	$7.9

(In millions)	As of December 31, 2015
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.0	$—	$7.0	$(1.7)	$5.3

(In millions)	As of December 31, 2015
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.9	$—	$2.9	$(1.7)	$1.2

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2016	2015	2016	2015
Foreign exchange contracts	Revenue	$—	$0.2	$(0.5)	$0.3
Foreign exchange contracts	Cost of sales	(0.2)	0.4	(0.3)	(0.5)
Foreign exchange contracts	Other income, net	0.1	—	(0.1)	0.1
Total		(0.1)	0.6	(0.9)	(0.1)
Remeasurement of assets and liabilities in foreign currencies		0.1	(0.5)	(0.2)	(1.2)
Net loss on foreign currency transactions		$—	$0.1	$(1.1)	$(1.3)

Interest Rates: We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, including a forward starting interest rate swap entered into on January 15, 2016 covering the period beginning January 19, 2017 to January 19, 2021. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

At June 30, 2016, the fair value recorded in other liabilities on the Condensed Consolidated Balance Sheet was $6.7 million. The effective portion of these derivatives designated as cash flow hedges of $4.1 million has been reported in Other comprehensive income (loss), net of tax, on the Condensed Consolidated Statement of Comprehensive Income.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of June 30, 2016.

Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $176.2 million at June 30, 2016, represent guarantees of our future performance. We also have provided $4.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of June 30, 2016, the gross value of such arrangements was $8.5 million, of which our net exposure under such guarantees was $0.9 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Balance at beginning of period	$12.8	$9.9	$12.5	$10.2
Expense for new warranties	2.8	2.6	5.6	4.9
Adjustments to existing accruals	(0.2)	(0.3)	(0.4)	(0.2)
Claims paid	(2.6)	(2.3)	(5.1)	(4.7)
Translation	(0.1)	0.1	0.1	(0.2)
Balance at end of period	$12.7	$10.0	$12.7	$10.0

NOTE 12. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Revenue:
JBT FoodTech	$228.8	$163.9	$406.3	$303.1
JBT AeroTech	100.5	90.8	190.6	177.0
Intercompany eliminations	(0.5)	(0.1)	(1.0)	(0.5)
Total revenue	$328.8	$254.6	$595.9	$479.6

Income before income taxes
Segment operating profit:
JBT FoodTech	$31.0	$22.5	$49.8	$35.6
JBT AeroTech	11.4	8.3	19.9	16.7
Total segment operating profit	42.4	30.8	69.7	52.3
Corporate items:
Corporate expense(1)	(10.6)	(7.6)	(21.0)	(15.4)
Restructuring expense(2)	(1.9)	—	(9.1)	—
Operating income	29.9	23.2	39.6	36.9

Net interest expense	(2.2)	(2.0)	(4.2)	(3.8)
Income from continuing operations before income taxes	$27.7	$21.2	$35.4	$33.1

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)	Refer to Note 13. Restructuring for further information on restructuring expense.

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

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. We released $0.3 million and $0.1 million of the liability during the first quarter and second quarter of 2016, respectively, which we no longer expect to pay in connection with this plan. Remaining payments required under this plan are expected to be paid during 2016.

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is in the range of $11 million to $13 million with $7.5 million recorded in the first quarter and $2.0 million recorded in the second quarter of 2016, respectively. We anticipate incurring an additional $1 million to $2 million by the end of 2016. All payments required under this plan are expected to be made during 2016 and 2017.

Additional information regarding the restructuring activities is presented in the tables below:

	Charges Incurred During the		Charges Incurred During the
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Severance and related expense	$—	$—	$5.9	$—
Asset impairment	—	—	0.1	—
Other	1.9	—	3.1	—
Total restructuring charges	$1.9	$—	$9.1	$—

The restructuring charges are associated with the FoodTech segment, and are excluded from our calculation of segment operating profit. Charges incurred during the three months ended June 30, 2016 primarily relate to third party consulting services, relocation expenses and other operating costs incurred as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2016:

(In millions)	Balance as of December 31, 2015	Charged to Earnings	Payments Made/Charges Applied	Foreign Exchange Translation	Balance as of June 30, 2016
Severance and related expense	$2.6	$5.9	$(1.3)	$—	$7.2
Asset impairment	—	0.1	—	—	0.1
Other	—	3.1	(2.8)	—	0.3
Total	$2.6	$9.1	$(4.1)	$—	$7.6

NOTE 14. RELATED PARTY TRANSACTIONS

As a result of an acquisition, we continued a relationship with a supplier of parts for use in our manufacturing of equipment. An employee hired by JBT as a part of this acquisition has a noncontrolling ownership interest in this supplier. We made purchases from this supplier of $0.5 million and $1.3 million during the three and six months ended June 30, 2016, respectively. We made purchases from this supplier of $0.8 million and $2.0 million during the three and six months ended June 30, 2015, respectively. We had outstanding accounts payable to this supplier of $0.2 million and $0.6 million as of June 30, 2016 and December 31, 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our restructuring and optimization plans, our acquisitions, our covenant compliance and our outlook.

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

In 2016, we continued to implement our Next Level strategy that was developed in 2014 to capitalize on the leadership position of our businesses and accelerate growth and profitability. The Next Level strategy is based on a three-pronged plan to “fix,” “strengthen,” and “grow” JBT.

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

We are driving organization simplification to lay a growth foundation. We have incurred restructuring charges related to our optimization program in 2016 to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities.

•
Strengthen. In 2016, we continued to implement leadership and management changes in our businesses to better align with our customers’ market needs. To further strengthen the business, we continue to utilize the JBT Excellence Model (“JEM”). JEM includes value-based pricing, which has been rolled out across all major businesses. JEM also includes implementation of Lean initiatives or what we call Relentless Continuous Improvement (“RCI”). This is an integrated focus on safety, quality, delivery, and cost that establishes a sustainable competitive advantage. We also continue to enforce RCI via extensive leadership training and in 2015 we achieved a significant milestone of all our JBT production facilities having either started or being well along implementation of RCI.

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

Beyond organic growth initiatives, we are pursuing strategic acquisitions. We completed three acquisitions in 2014, two acquisitions in 2015, and one acquisition in 2016. These support our strategy of acquiring strong companies that complement our Protein and Liquid Foods portfolios. Looking ahead, we continue to establish a pipeline of mergers and acquisition (“M&A”) opportunities. Our successful acquisition activity is the result of building our corporate M&A capabilities and engaging the field operations in the process of identifying, executing, and integrating acquisitions.

As we evaluate our operating results, we consider our key performance indicators of segment revenue, segment operating profit, the level of inbound orders, as well as certain non-GAAP financial measures such as adjusted EBITDA.

We continue to enhance a comprehensive approach to Corporate Social Responsibility (“CSR”), building on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to improve their operations; and giving back to the communities where we live and work. Building upon that strong foundation, we cultivate CSR teams at each business unit which share energy efficiency best practices, measure resource utilization, and establish improvement targets across multiple resource streams including energy, water, and waste. Our equipment and technology continues to deliver quality performance while striving to minimize waste and maximize efficiency in order to create shared value for both our food processing and air transportation customers. A key CSR objective is to further align our business with our customers, in order to support their ambitious quality, financial, and CSR goals.

Non-GAAP Financial Measures (Unaudited)

The results for the three and six months ended June 30, 2016 include a significant expense that is not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2016	2015	2016	2015
Income from continuing operations as reported	$18.8	$14.4	$24.0	$22.4

Non-GAAP adjustments:
Restructuring expense	1.9	—	9.1	—
Impact on tax provision from Non-GAAP adjustments(1)	(0.6)	—	(2.9)	—
Adjusted income from continuing operations	$20.1	$14.4	$30.2	$22.4

Income from continuing operations as reported	$18.8	$14.4	$24.0	$22.4
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Diluted earnings per share from continuing operations	$0.63	$0.48	$0.80	$0.75

Adjusted income from continuing operations	$20.1	$14.4	$30.2	$22.4
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Adjusted diluted earnings per share from continuing operations	$0.67	$0.48	$1.01	$0.75

(1)    Impact on tax provision was calculated using the Company’s annual effective tax rate of 32.0%.

The above table contains adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations, which are non-GAAP financial measures, and are intended to provide an indication of our underlying ongoing operating results and to enhance investors’ overall understanding of our financial performance by eliminating the effects of certain items that are not comparable from one period to the next. In addition, this information is used as a basis for evaluating our performance and for the planning and forecasting of future periods.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Net income	$18.8	$14.4	$23.9	$22.4
Loss from discontinued operations, net of taxes	—	—	0.1	—
Income from continuing operations as reported	18.8	14.4	24.0	22.4
Provision for income taxes	8.9	6.8	11.4	10.7
Net interest expense	2.2	2.0	4.2	3.8
Depreciation and amortization	9.5	6.8	18.1	13.6
EBITDA	39.4	30.0	57.7	50.5

Non-GAAP adjustments:
Restructuring expense	1.9	—	9.1	—
Adjusted EBITDA	$41.3	$30.0	$66.8	$50.5

The above table provides net income as adjusted by income taxes, net interest expense and depreciation and amortization expense recorded during the period to arrive at EBITDA. Further, we add back to EBITDA significant expenses that are not indicative of our ongoing operations to calculate an Adjusted EBITDA for the periods reported. Given the Company’s Next Level focus on growth through strategic acquisitions, management considers Adjusted EBITDA to be an important non-GAAP financial measure. This measure allows us to monitor business performance while excluding the impact of amortization due to the step up in value of intangible assets, and the depreciation of fixed assets. We use Adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.

We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing. This calculation may differ from similarly-titled measures used by other companies.

The non-GAAP financial measures disclosed in this Quarterly Report on Form 10-Q are not intended to nor should they be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$328.8	$254.6	$74.2	29.1
Cost of sales	233.0	180.4	(52.6)	(29.2)
Gross profit	95.8	74.2	21.6	29.1
Selling, general and administrative expense	58.0	46.6	(11.4)	(24.5)
Research and development expense	5.9	4.3	(1.6)	(37.2)
Restructuring expense	1.9	—	(1.9)	N/A
Other (income) expense, net	0.1	0.1	—	—
Operating income	29.9	23.2	6.7	28.9
Interest income	0.3	0.2	0.1	50.0
Interest expense	(2.5)	(2.2)	(0.3)	(13.6)
Income from continuing operations before income taxes	27.7	21.2	6.5	30.7
Provision for income taxes	8.9	6.8	(2.1)	(30.9)
Income from continuing operations	18.8	14.4	4.4	30.6
Loss from discontinued operations, net	—	—	—	—
Net income	$18.8	$14.4	$4.4	30.6

Total revenue for the three months ended June 30, 2016 increased $74.2 million, or $75.0 million in constant currency, compared to the same period in 2015. The increase was driven by revenue from acquired companies, which added $40.2 million, and organic growth of $34.8 million, which was partially offset by $0.8 million of foreign currency translation.

Operating income for the three months ended June 30, 2016 increased by $6.7 million compared to the same period in 2015 as a result of the following items:

•
Gross profit increased $21.6 million, or $22.4 million in constant currency. This increase was primarily the result of higher sales volume due to organic growth and acquisitions. Gross profit margins remained consistent as increased profitability as a result of higher aftermarket revenue, strategic pricing, and savings from other Next Level initiatives was partially offset by lower equipment margins in newly acquired businesses.

•
Selling, general and administrative expense increased $11.4 million, or $12.3 million in constant currency. The increase was primarily a result of the addition of newly acquired businesses, as well as investments to support Next Level initiatives.

•	Research and development expense increased $1.6 million primarily due to the addition of acquired businesses.

•
Restructuring expense increased $1.9 million due to costs incurred in connection with our optimization program to realign certain FoodTech businesses, which we commenced during the first quarter of 2016.

Interest expense, net increased $0.2 million primarily due to higher average debt levels resulting from 2015 acquisitions.

Income tax expense for the three months ended June 30, 2016 reflected an expected effective income tax rate of approximately 32.1%, consistent with the same period in 2015.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue:
JBT FoodTech	$228.8	$163.9	$64.9	39.6
JBT AeroTech	100.5	90.8	9.7	10.7
Other revenue and intercompany eliminations	(0.5)	(0.1)	(0.4)	(400.0)
Total revenue	$328.8	$254.6	$74.2	29.1

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$31.0	$22.5	$8.5	37.8
JBT AeroTech	11.4	8.3	3.1	37.3
Total segment operating profit	42.4	30.8	11.6	37.7
Corporate items:
Corporate expense	(10.6)	(7.6)	(3.0)	(39.5)
Restructuring expense	(1.9)	—	(1.9)	N/A
Operating income	$29.9	$23.2	$6.7	28.9

Inbound orders:
JBT FoodTech	$201.0	$146.0
JBT AeroTech	106.9	95.6
Intercompany eliminations	(0.5)	—
Total inbound orders	$307.4	$241.6

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

(2)
Segment operating profit is defined as total segment revenue less segment operating expenses. Corporate expense, restructuring expense, interest income and expense and income taxes are not allocated to the segments. Corporate expense generally includes corporate staff-related expense, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

JBT FoodTech

JBT FoodTech’s revenue for the three months ended June 30, 2016 increased by $64.9 million, or $65.7 million in constant currency, compared to the same period in 2015. Acquisitions contributed $40.2 million in revenue, and the remaining FoodTech businesses contributed $25.5 million in revenue growth, which was partially offset by $0.8 million of foreign currency translation. The key driver of organic revenue performance was strong new equipment sales primarily for protein processing in North America and Europe.

JBT FoodTech’s operating profit for the three months ended June 30, 2016 increased by $8.5 million, or $8.4 million in constant currency, compared to the same period in 2015. This increase was driven by higher volume, from organic new equipment sales and acquisitions. Higher aftermarket sales with very strong leverage also improved operating profit, partially offset by increased selling, general and administrative costs of $9.1 million driven by acquisitions. Operating profit margin decreased slightly from 13.7% to 13.5%.

JBT AeroTech

JBT AeroTech’s revenue for the three months ended June 30, 2016 increased $9.7 million compared to the same period in 2015. Revenues from our mobile equipment business increased $11.2 million mainly due to higher deliveries of ground support equipment to foreign military customers and domestic freight carriers. Revenues from our airport services business unit improved by $2.5 million as a result of higher revenues from new and existing maintenance contracts. Revenues from our fixed equipment business declined $3.9 million due primarily to lower deliveries of passenger boarding bridges and other equipment to international customers. The impact of foreign currency translation was a decline of $0.1 million.

JBT AeroTech’s operating profit for the three months ended June 30, 2016 increased $3.1 million compared to the same period in 2015. Higher sales volume accounted for $2.1 million of improved profit and higher gross profit margin resulted in an additional $0.8 million improvement. The higher gross profit margin was primarily due to favorable business mix in the quarter including higher military sales, and also improved pricing and leveraging of fixed costs. Also contributing to the operating profit improvement was a decline in net selling, general and administrative costs. Operating profit margin increased from 9.1% to 11.3%.

Corporate Expense

Corporate expense for the three months ended June 30, 2016 increased by $3.0 million, compared to the same period in 2015, driven by higher incentive-based compensation, costs associated with the migration to our new ERP system, and higher corporate staff expenses.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$595.9	$479.6	$116.3	24.2
Cost of sales	423.3	340.9	(82.4)	(24.2)
Gross profit	172.6	138.7	33.9	24.4
Selling, general and administrative expense	111.9	94.0	(17.9)	(19.0)
Research and development expense	11.4	8.0	(3.4)	(42.5)
Restructuring expense	9.1	—	(9.1)	N/A
Other (income) expense, net	0.6	(0.2)	(0.8)	(400.0)
Operating income	39.6	36.9	2.7	7.3
Interest income	0.7	0.5	0.2	40.0
Interest expense	(4.9)	(4.3)	(0.6)	(14.0)
Income from continuing operations before income taxes	35.4	33.1	2.3	6.9
Provision for income taxes	11.4	10.7	(0.7)	(6.5)
Income from continuing operations	24.0	22.4	1.6	7.1
Loss from discontinued operations, net	(0.1)	—	(0.1)	N/A
Net income	$23.9	$22.4	$1.5	6.7

Total revenue for the six months ended June 30, 2016 increased $116.3 million, or $122.0 million in constant currency, compared to the same period in 2015. The increase was driven by revenue from acquired companies, which added $79.2 million, and organic growth of $42.8 million, which was partially offset by $5.7 million of foreign currency translation.

Operating income for the six months ended June 30, 2016 increased by $2.7 million, or $3.4 million in constant currency, compared to the same period in 2015 as a result of the following items:

•
Gross profit increased $33.9 million, or $36.2 million in constant currency. This increase was primarily the result of higher sales volume due to acquisitions. Gross profit margins remained consistent as increased profitability as a result of higher aftermarket revenue, strategic pricing, and savings from other Next Level initiatives was partially offset by lower equipment margins in newly acquired businesses.

•
Selling, general and administrative expense increased $17.9 million, or $20.1 million in constant currency. The increase was primarily the result of newly acquired businesses, as well as investments to support Next Level initiatives.

•	Research and development expense increased $3.4 million primarily as a result of acquired businesses.

•
Restructuring expense increased $9.1 million due to costs incurred in connection with our optimization program to realign certain FoodTech businesses, which we commenced during the first quarter of 2016.

•	Other (income) expense, net increased $0.8 million, primarily due to acquisition costs.

Interest expense, net increased $0.4 million primarily due to higher average debt levels resulting from acquisitions.

Income tax expense for the six months ended June 30, 2016 reflected an expected effective income tax rate of approximately 32.2%, compared to 32.3% in the same period in 2015.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue:
JBT FoodTech	$406.3	$303.1	$103.2	34.0
JBT AeroTech	190.6	177.0	13.6	7.7
Other revenue and intercompany eliminations	(1.0)	(0.5)	(0.5)	(100.0)
Total revenue	$595.9	$479.6	$116.3	24.2

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$49.8	$35.6	$14.2	39.9
JBT AeroTech	19.9	16.7	3.2	19.2
Total segment operating profit	69.7	52.3	17.4	33.3
Corporate items:
Corporate expense	(21.0)	(15.4)	(5.6)	(36.4)
Restructuring expense	(9.1)	—	(9.1)	N/A
Operating income	$39.6	$36.9	$2.7	7.3

Inbound orders:
JBT FoodTech	$423.7	$352.1
JBT AeroTech	228.6	195.9
Intercompany eliminations	(0.9)	(0.5)
Total inbound orders	$651.4	$547.5

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

(2)
Segment operating profit is defined as total segment revenue less segment operating expenses. Corporate expense, restructuring expense, interest income and expense and income taxes are not allocated to the segments. Corporate expense generally includes corporate staff-related expense, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

JBT FoodTech

JBT FoodTech’s revenue for the six months ended June 30, 2016 increased by $103.2 million, or $108.9 million in constant currency, compared to the same period in 2015. Acquisitions contributed $79.2 million in revenue, and the remaining FoodTech businesses contributed $29.7 million in revenue growth, which was partially offset by $5.7 million of foreign currency translation. The key drivers of organic revenue performance were higher protein processing equipment sales, strong aftermarket parts and service volume, and higher Liquid Foods sales in the EMEA region.

JBT FoodTech’s operating profit for the six months ended June 30, 2016 increased by $14.2 million, or $14.8 million in constant currency, compared to the same period in 2015. This increase was driven by higher volume, primarily from acquisitions, and increased profitability in both Protein and Liquid Foods businesses. Strong aftermarket parts margins, strategic pricing, sourcing savings, and other cost reduction initiatives helped drive operating profit improvement, partially offset by increased selling, general and administrative spending of $15.3 million from acquisitions and Next Level initiatives. Operating profit margin increased from 11.7% to 12.3%.

JBT AeroTech

JBT AeroTech’s revenue for the six months ended June 30, 2016 increased $13.6 million compared to the same period in 2015. Revenues from our mobile equipment business increased $14.3 million mainly due to higher deliveries of ground support equipment to foreign military customers, domestic freight carriers and other customers. Revenues from our airport services business unit improved by $6.7 million as a result of higher revenues from new and existing maintenance contracts. Revenues from our fixed equipment business declined $6.7 million mainly due to lower deliveries of passenger boarding bridges and other equipment to international customers. The impact of foreign currency translation was a decline of $0.7 million.

JBT AeroTech’s operating profit for the six months ended June 30, 2016 increased $3.2 million compared to the same period in 2015. Higher sales volume accounted for $3.0 million of improved profit. Gross profit margins were higher due to improved pricing, leveraging of fixed costs, and improved productivity. Also contributing to the operating profit improvement was a decline in net selling, general and administrative costs. Operating profit margin increased from 9.4% to 10.4%.

Corporate Expense

Corporate expense for the six months ended June 30, 2016 increased by $5.6 million, compared to the same period in 2015, driven by higher incentive-based compensation, costs associated with the migration to our new ERP system, and higher corporate staff expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of June 30, 2016, or cash plus borrowing ability under our revolving credit facility, was $196.1 million. The cash flows generated by our operations and the revolving credit facility have historically been sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, dividends, acquisitions and other financing requirements.

As of June 30, 2016, we had $35.1 million of cash and cash equivalents, $32.6 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (“IRS”) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at June 30, 2016 was approximately $36.5 million. During 2016, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our five-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the six months ended June 30, 2016 and 2015 were as follows:

(In millions)	2016	2015
Cash provided by continuing operating activities	$0.7	$39.8
Cash required by investing activities	(23.1)	(16.6)
Cash provided (required) by financing activities	18.5	(31.9)
Cash required by discontinued operating activities	(0.1)	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	1.9	(4.6)
Decrease in cash and cash equivalents	$(2.1)	$(13.4)

Cash provided by continuing operating activities during the six months ended June 30, 2016 was $0.7 million, representing a $39.1 million decrease compared to the same period in 2015. This decrease was due to our investments in inventory to support a 36% higher backlog than the same period in 2015, and an increase in our trade receivables reflecting increased sales mainly driven from acquired companies compared to the same period in 2015. We contributed $5.0 million to our U.S. qualified pension plan during the six months ended June 30, 2016 and we expect to contribute approximately $9.3 million to our pension and other post-retirement benefit plans during the remainder of 2016.

Cash required by investing activities during the six months ended June 30, 2016 was $23.1 million, an increase of $6.5 million compared to the same period in 2015, due primarily to increased acquisition spending related to the acquisition completed in the first quarter of 2016. The change also reflected $2.0 million in proceeds received upon disposal of a property available for sale that took place in the second quarter of 2015, which partially offset prior year cash flows required by investing activities.

Cash provided by financing activities during the six months ended June 30, 2016 was $18.5 million, compared to cash required by financing activities in 2015 of $31.9 million. The change in financing cash flows was driven by an increase in borrowings against our five-year revolving credit facility.

Financing Arrangements

We have a five-year $450.0 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, with an amended credit limit of $600.0 million. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of June 30, 2016 we had $304.8 million drawn on and $295.2 million of availability under the revolving credit facility.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, including a new forward starting interest rate swap entered into on January 15, 2016 covering the period beginning January 19, 2017 to January 19, 2021. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

During 2014, our Brazilian subsidiary entered into a Brazilian real denominated loan with an outstanding balance of Br1 7.7 million (approximately $2.4 million) as of June 30, 2016, which bears an annual interest rate of 8.0%. The first payment on this loan was made on November 15, 2015, with equal monthly payments required for 24 months thereafter.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on cross border financing flows in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Several of our wholly-owned subsidiaries have short-term credit facilities that allow us to borrow up to approximately $12.0 million in China. As of June 30, 2016, we had $5.9 million borrowed under these credit facilities. The Company is in the process of renewing these credit facilities with new credit facilities, which will mature on June 30, 2017. Our wholly-owned subsidiary in India has a short-term credit facility that allows us to borrow up to approximately $2.3 million. As of June 30, 2016, we had no outstanding borrowings under this credit facility.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of June 30, 2016, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

Outlook

We anticipate revenue growth of approximately 16 percent, reflecting organic growth of approximately 5 - 6 percent and growth from acquisitions of 10 percent. We expect 2016 segment operating margins to expand 50 - 75 basis points relative to 2015. Based on these expectations, the diluted earnings per share from continuing operations guidance for 2016 is $2.00 - $2.10 on a U.S. GAAP basis, or $2.25 - $2.35 on an adjusted basis. The table below provides a reconciliation of diluted earnings per share to adjusted diluted earnings per share:

Updated Guidance
(Unaudited and in cents)	Full Year 2016
Diluted earnings per share from continuing operations	$2.00 - $2.10

Non-GAAP adjustments:
Restructuring expense(1)	$0.40
Impact on tax provision from Non-GAAP adjustments(2)	$(0.15)
Adjusted diluted earnings per share from continuing operations	$2.25 - $2.35

(1)
Restructuring expense is estimated to be between $11.0 million and $13.0 million for the full year of 2016. We have used the mid-point of the full year estimate in the table above. These amounts have been divided by our estimate of 29.8 million total shares and dilutive securities to derive the earnings per share value.

(2)	Impact on tax provision was calculated using the Company’s expected tax rate to be incurred on these restructuring costs of 36%.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting estimates. During the six months ended June 30, 2016, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2016. We have concluded that, as of June 30, 2016, our disclosure controls and procedures were:

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. There were no changes in controls identified in the evaluation for the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2016 and 2015, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois
July 28, 2016

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended June 30, 2016.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Annual Report”) other than the risk disclosed below.

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union.

The announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership of the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against certain foreign currencies in which we conduct business. As described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Exchange Rate Risk in our 2015 Annual Report , we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars. The announcement of Brexit may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

If the Referendum is passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Any of these effects of Brexit, among others, could materially adversely affect our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2016:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1, 2016 through April 30, 2016	15,000	$52.75	15,000	$28.1
May 1, 2016 through May 31, 2016	45,879	53.33	45,879	25.7
June 1, 2016 through June 30, 2016	—	—	—	25.7
	60,879	$53.19	60,879	$25.7

(1)
Shares repurchased under a share repurchase program for up to $30 million of our common stock authorized in 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ MEGAN J. RATTIGAN
Megan J. Rattigan
Vice President, Controller and duly authorized officer
(Principal Accounting Officer)
Date: July 28, 2016

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

101
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.