Form 10-Q
period 2016-09-30
John Bean Technologies CORP
filed 2016-10-28
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2016
Common Stock, par value $0.01 per share	29,156,847

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenue	$349.6	$273.3	$945.5	$752.9
Operating expenses:
Cost of sales	255.5	197.1	678.8	538.0
Selling, general and administrative expense	56.5	48.1	168.4	142.1
Research and development expense	6.3	5.0	17.7	13.0
Restructuring expense	0.3	—	9.4	—
Other expense, net	1.5	2.0	2.1	1.8
Operating income	29.5	21.1	69.1	58.0
Interest income	0.3	0.2	1.0	0.7
Interest expense	(3.1)	(1.7)	(8.0)	(6.0)
Income from continuing operations before income taxes	26.7	19.6	62.1	52.7
Provision for income taxes	6.1	6.9	17.5	17.6
Income from continuing operations	20.6	12.7	44.6	35.1
Loss from discontinued operations, net	—	(0.1)	(0.1)	(0.1)
Net income	$20.6	$12.6	$44.5	$35.0

Basic earnings per share:
Income from continuing operations	$0.70	$0.43	$1.52	$1.19
Loss from discontinued operations	—	—	(0.01)	—
Net income	$0.70	$0.43	$1.51	$1.19
Diluted earnings per share:
Income from continuing operations	$0.69	$0.43	$1.50	$1.18
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Net income	$0.69	$0.42	$1.49	$1.17
Cash dividends declared per share	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income	$20.6	$12.6	$44.5	$35.0
Other comprehensive income (loss)
Foreign currency translation adjustments	(1.1)	(9.6)	2.8	(19.6)
Pension and other postretirement benefits adjustments, net of tax of ($0.4) and ($1.0) for 2016, and $0.5 and $0.8 for 2015	0.6	1.4	1.8	3.0
Derivatives designated as hedges, net of tax of ($0.5) and $1.5 for 2016; ($1.2) for 2015	0.8	(1.8)	(2.4)	(1.8)
Other comprehensive income (loss)	0.3	(10.0)	2.2	(18.4)
Comprehensive income	$20.9	$2.6	$46.7	$16.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$47.9	$37.2
Trade receivables, net of allowances of $2.1 and $2.1, respectively	240.9	212.5
Inventories, net	143.4	104.9
Other current assets	40.2	41.6
Total current assets	472.4	396.2
Property, plant and equipment, net of accumulated depreciation of $240.8 and $223.8, respectively	187.6	181.1
Goodwill	158.0	152.5
Intangible assets, net	77.3	86.8
Deferred income taxes	35.1	32.0
Other assets	30.3	27.5
Total Assets	$960.7	$876.1

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$5.4	$2.2
Accounts payable, trade and other	120.7	110.7
Advance and progress payments	127.2	115.8
Other current liabilities	137.2	124.4
Total current liabilities	390.5	353.1
Long-term debt, less current portion	300.2	280.6
Accrued pension and other postretirement benefits, less current portion	75.3	90.7
Other liabilities	25.6	22.0
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2016: 29,316,041 issued and 29,156,847 outstanding; December 31, 2015: 29,316,041 issued and 29,147,380 outstanding	0.3	0.3
Common stock held in treasury, at cost; September 30, 2016: 159,194 shares; December 31, 2015: 168,661 shares	(7.2)	(6.1)
Additional paid-in capital	74.4	71.6
Retained earnings	246.6	211.1
Accumulated other comprehensive loss	(145.0)	(147.2)
Total stockholders’ equity	169.1	129.7
Total Liabilities and Stockholders’ Equity	$960.7	$876.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015
Cash flows provided by operating activities:
Net income	$44.5	$35.0
Loss from discontinued operations, net	0.1	0.1
Income from continuing operations	44.6	35.1
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	27.2	20.9
Stock-based compensation	7.1	5.2
Other	0.9	1.8
Changes in operating assets and liabilities:
Trade receivables, net	(27.0)	(0.5)
Inventories	(37.9)	(17.2)
Accounts payable, trade and other	10.3	14.2
Advance and progress payments	10.3	18.9
Other assets and liabilities, net	(8.6)	(30.5)
Cash provided by continuing operating activities	26.9	47.9
Cash required by discontinued operating activities	(0.1)	(0.1)
Cash provided by operating activities	26.8	47.8

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(3.2)	(50.9)
Capital expenditures	(24.9)	(26.5)
Proceeds from disposal of assets	1.9	0.9
Proceeds from property available for sale	—	2.0
Cash required by investing activities	(26.2)	(74.5)

Cash flows provided by financing activities:
Net proceeds (payments) on short-term debt	3.3	(1.6)
Cash provided by refinancing of credit facility	—	183.7
Cash payments to settle existing credit facility	—	(183.7)
Cash payments to settle private placement debt	—	(75.0)
Net proceeds (payments) on credit facilities	20.7	134.1
Repayment of long-term debt	(1.6)	(0.9)
Excess tax benefits	1.5	2.1
Tax withholdings on stock-based compensation awards	(2.6)	(5.5)
Purchase of treasury stock	(4.4)	(7.7)
Dividends	(8.9)	(8.3)
Cash provided by financing activities	8.0	37.2

Effect of foreign exchange rate changes on cash and cash equivalents	2.1	(5.9)

Increase in cash and cash equivalents	10.7	4.6
Cash and cash equivalents, beginning of period	37.2	33.3
Cash and cash equivalents, end of period	$47.9	$37.9

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

Recently adopted accounting standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying Presentation of Debt Issuance Costs. The core principle of the ASU is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. Subsequent to the issuance of ASU 2015-03 the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. This guidance became effective for us as of January 1, 2016 and there was no effect on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU applies to cloud computing arrangements including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements, and was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU provides guidance about whether the arrangement includes a software license. The core principle of the ASU is that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change U.S. GAAP for a customer’s accounting for service contracts. This guidance became effective for us as of January 1, 2016 and there was no effect on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The core principle of the ASU is that entities will be required to recognize the cumulative impact of a measurement period adjustment (including the impact on prior periods) in the reporting period in which the adjustment is identified. This guidance became effective for us as of January 1, 2016 and we determined the guidance did not have a material impact on our consolidated financial statements and related disclosures.

Recently issued accounting standards not yet adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded on a transaction based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. In early 2016, the FASB issued additional guidance: ASU No. 2016-10, 2016-11 and 2016-12. These updates provide further guidance and clarification on specific items within the previously issued ASU. The new standard becomes effective for us as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016, and allows for both retrospective and modified-retrospective methods of adoption. The Company does not plan to early adopt the standard. We have preliminarily concluded that we will adopt this Topic 606 via the retrospective transition method, taking advantage of the allowed practical expedients, and restating our consolidated financial statements for 2016 and 2017. We are substantially complete with our gap assessment and have determined that we will qualify for over-time recognition for a large portion of our manufactured equipment as well as refurbishments. To the extent we begin recognizing revenue over time in the future, we believe this will result in an acceleration of revenue as compared to our current revenue recognition methodology of recognizing revenue at a point in time. We are continuing to quantify the impact of this change, and are in the process of finalizing our implementation plan.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The new guidance was developed as part of the FASB’s simplification initiative. The core principle of the ASU requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. However, early adoption is permitted. The Company anticipates the adoption in the effective period. While we are still evaluating the impact, we do expect that 278,316 awards will vest in January of 2017, and at the September 30, 2016 stock price we anticipate approximately $5.0 million in incremental tax benefit to be reported in earnings.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific cash flow issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted. Entities are required to use a retrospective transition approach for all of the issues identified to each period presented. We are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

Consistent with our growth strategy, we completed two acquisitions during 2015 focused on strengthening our Protein and Liquid Foods portfolios.

A&B Process Systems

On October 1, 2015, John Bean Technologies Corporation acquired the shares of A&B Process Systems (“A&B”), located in Stratford, WI, for $103.0 million, including a $3.0 million earnout and a working capital adjustment of $0.1 million. We have determined that the goodwill amount that is deductible for tax purposes is $60.3 million.

During the quarter ended March 31, 2016, we refined our estimates of the customer relationship by ($0.9 million), trademark by ($0.4 million), technological know-how for skidded systems by ($0.2 million), backlog by ($0.1 million), and noncompete agreements by ($0.1 million). The impact of these adjustments was reflected as an increase in goodwill of $1.8 million, and resulted in an immaterial impact to the consolidated statement of income. No other refinements of the valuation occurred during the quarters ended June 30, 2016 or September 30, 2016.

The following table summarizes the fair values recorded for the assets acquired and liabilities assumed for A&B:

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

The A&B purchase agreement includes a payment due to the sellers for $3 million of consideration, contingent upon exceeding an earnings target for the period from May 1, 2015 through April 30, 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date was $3.0 million, which is included in Other current liabilities on the Condensed Consolidated Balance Sheet. Had the earnings target not been achieved, the payment would have been $0. However, the agreed upon financial targets were met and the Company expects to make the $3.0 million payment to the sellers in the fourth quarter of 2016.

Stork Food & Dairy Systems B.V.

On July 31, 2015, John Bean Technologies Corporation and its wholly-owned subsidiary John Bean Technologies Europe B.V. acquired the shares of Stork Food & Dairy Systems, B.V. (“SFDS”), located in Amsterdam, The Netherlands for $50.7 million, which is net of cash acquired of $1.1 million.

During the quarter ended June 30, 2016, we finalized our estimates of the customer relationships and patents, resulting in a reduction in value of $2.0 million and $1.0 million, respectively. We also increased other liabilities by $1.1 million. These changes resulted in an increase to deferred tax assets of $0.5 million and a decrease to deferred tax liabilities $0.6 million. The impact of these adjustments was reflected as an increase in goodwill of $3.0 million and resulted in an immaterial impact to the consolidated statement of income. No refinements of the valuation occurred during the quarter ended March 31, 2016.

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

We also revised the estimated useful life and amortization period associated with customer relationships from fifteen years to eight years during the quarter ended June 30, 2016. Patents and the tradename will continue to be amortized over their estimated useful lives of seven years and seventeen months, respectively.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2015	$144.8	$7.7	$152.5
Acquisitions	5.5	—	5.5
Balance as of September 30, 2016	$150.3	$7.7	$158.0

Intangible assets consisted of the following:

	September 30, 2016		December 31, 2015
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$68.4	$19.6	$70.8	$15.9
Patents and acquired technology	35.7	24.3	35.4	23.5
Trademarks and tradenames	19.0	8.4	19.5	7.8
Other	13.9	7.4	13.8	5.5
Total intangible assets	$137.0	$59.7	$139.5	$52.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2016	December 31, 2015
Raw materials	$65.9	$55.0
Work in process	63.4	36.8
Finished goods	83.1	81.8
Gross inventories before LIFO reserves and valuation adjustments	212.4	173.6
LIFO reserves and valuation adjustments	(69.0)	(68.7)
Inventories, net	$143.4	$104.9

NOTE 5. PENSION AND OTHER POSTRETIREMENT BENEFITS

Components of net periodic benefit cost were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$0.3	$0.4	$1.0	$1.1	$—	$—	$—	$—
Interest cost	2.9	3.4	8.6	10.3	0.1	—	0.1	0.2
Expected return on plan assets	(4.5)	(4.8)	(13.5)	(14.3)	—	—	—	—
Amortization of prior service (credit)	—	—	—	—	—	(0.4)	—	(0.4)
Amortization of net actuarial (gains) losses	1.0	1.2	3.1	3.4	—	(0.1)	—	(0.8)
Settlements	—	—	—	0.3	—	—	—	—
Net periodic cost (income)	$(0.3)	$0.2	$(0.8)	$0.8	$0.1	$(0.5)	$0.1	$(1.0)

We expect to contribute $14.3 million to our pension and other postretirement benefit plans in 2016. We contributed $9.0 million to our U.S. qualified pension plan during the nine months ended September 30, 2016.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2016 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, June 30, 2016	$(102.6)	$(4.0)	$(38.7)	$(145.3)
Other comprehensive income (loss) before reclassification	0.1	0.6	(1.1)	(0.4)
Amounts reclassified from accumulated other comprehensive income	0.5	0.2	—	0.7
Ending balance, September 30, 2016	$(102.0)	$(3.2)	$(39.8)	$(145.0)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2016 were $0.9 million of charges in selling, general and administrative expense, net of $0.4 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.3 million of charges in interest expense, net of $0.1 million in provision for income taxes.

Changes in the AOCI balances for the nine months ended September 30, 2016 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2015	$(103.8)	$(0.8)	$(42.6)	$(147.2)
Other comprehensive income (loss) before reclassification	0.1	(3.0)	2.8	(0.1)
Amounts reclassified from accumulated other comprehensive income	1.7	0.6	—	2.3
Ending balance, September 30, 2016	$(102.0)	$(3.2)	$(39.8)	$(145.0)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2016 were $2.7 million of charges in selling, general and administrative expense, net of $1.0 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.9 million of charges in interest expense, net of $0.3 million in provision for income taxes.

NOTE 7. STOCK-BASED COMPENSATION

During the nine months ended September 30, 2016, we granted a total of 174,898 restricted stock units to certain employees and directors under an existing stock-based compensation plan. The aggregate fair value of the grants was $8.0 million. A portion of the units will vest on May 1, 2017, with the remaining units vesting on April 1, 2019. Grants of share-based awards are generally expected to be amortized over their vesting period. The amortization period will be shorter if an employee attains age 62, and meets the plan’s service requirement provision prior to the vesting date. The Company recognizes compensation expense based on estimated grant date fair values for all share-based awards issued to employees and directors. Total compensation expense was $2.6 million and $7.1 million for the three and nine months ended September 30, 2016, respectively. Total compensation expense recorded in selling, general and administrative expense on the Consolidated Statement of Income was $1.9 million and $5.2 million for the three and nine months ended September 30, 2015, respectively.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Basic earnings per share:
Income from continuing operations	$20.6	$12.7	$44.6	$35.1
Weighted average number of shares outstanding	29.4	29.5	29.4	29.5
Basic earnings per share from continuing operations	$0.70	$0.43	$1.52	$1.19
Diluted earnings per share:
Income from continuing operations	$20.6	$12.7	$44.6	$35.1
Weighted average number of shares outstanding	29.4	29.5	29.4	29.5
Effect of dilutive securities:
Restricted stock	0.4	0.3	0.4	0.3
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Diluted earnings per share from continuing operations	$0.69	$0.43	$1.50	$1.18

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2016				As of December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.5	$11.5	$—	$—	$8.9	$8.9	$—	$—
Derivatives	4.7	—	4.7	—	7.0	—	7.0	—
Total assets	$16.2	$11.5	$4.7	$—	$15.9	$8.9	$7.0	$—
Liabilities:
Derivatives	$9.4	$—	$9.4	$—	$2.9	$—	$2.9	$—
Contingent consideration	0.8	—	—	0.8	3.0	—	—	3.0
Total liabilities	$10.2	$—	$9.4	$0.8	$5.9	$—	$2.9	$3.0

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.7 million as of September 30, 2016 and unrealized loss of $0.7 million as of December 31, 2015.

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

The contingent consideration relates to the earnout provision recorded in conjunction with the acquisition completed in the first quarter of 2016 for $0.8 million.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of September 30, 2016		As of December 31, 2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Five-year revolving credit facility, expires February 10, 2020	$300.0	$300.0	$279.4	$279.4
Brazilian loan due April 15, 2016	—	—	0.3	0.3
Brazilian loan due October 16, 2017	2.0	1.8	2.7	2.4
Foreign credit facilities	3.6	3.6	—	—
Other	—	—	0.3	0.3

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at September 30, 2016 of $548.9 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the Condensed Consolidated Balance Sheets:

	As of September 30, 2016		As of December 31, 2015
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$3.8	$4.2	$5.8	$1.3
Other assets / liabilities	0.9	0.1	1.2	0.1
Total	$4.7	$4.3	$7.0	$1.4

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

As of September 30, 2016 and December 31, 2015, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2016
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4.7	$—	$4.7	$(2.0)	$2.7

(In millions)	As of September 30, 2016
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.4	$—	$9.4	$(2.6)	$6.8

(In millions)	As of December 31, 2015
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.0	$—	$7.0	$(1.7)	$5.3

(In millions)	As of December 31, 2015
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.9	$—	$2.9	$(1.7)	$1.2

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2016	2015	2016	2015
Foreign exchange contracts	Revenue	$(0.4)	$(0.3)	$(0.9)	$—
Foreign exchange contracts	Cost of sales	(0.1)	0.1	(0.4)	(0.4)
Foreign exchange contracts	Other income, net	—	(0.1)	(0.1)	—
Total		(0.5)	(0.3)	(1.4)	(0.4)
Remeasurement of assets and liabilities in foreign currencies		(0.1)	0.5	(0.4)	(0.7)
Net gain (loss) on foreign currency transactions		$(0.6)	$0.2	$(1.8)	$(1.1)

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

At September 30, 2016, the fair value recorded in other liabilities on the Condensed Consolidated Balance Sheet was $5.3 million. The effective portion of these derivatives designated as cash flow hedges of $3.2 million has been reported in Other comprehensive income (loss), net of tax, on the Condensed Consolidated Statement of Comprehensive Income.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of September 30, 2016.

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

We are currently the subject of an audit being conducted by the State of Delaware to determine whether we have complied with Delaware unclaimed property (escheat) laws. This audit is being conducted by an outside firm on behalf of the State of Delaware and covers the years from 1986 through the present. In addition to seeking the turnover of unclaimed property subject to escheat laws, the State of Delaware may seek interest, penalties, and other relief. We are not able to reasonably estimate a possible assessment from this audit at this time.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $206.0 million at September 30, 2016, represent guarantees of our future performance. We also have provided $4.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between sixty and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of September 30, 2016, the gross value of such arrangements was $8.2 million, of which our net exposure under such guarantees was $0.6 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Balance at beginning of period	$12.7	$10.0	$12.5	$10.2
Expense for new warranties	3.0	3.1	8.6	8.0
Adjustments to existing accruals	(0.1)	—	(0.5)	(0.3)
Claims paid	(2.3)	(2.7)	(7.3)	(7.4)
Added through acquisition	—	0.6	—	0.6
Translation	—	(0.1)	—	(0.2)
Balance at end of period	$13.3	$10.9	$13.3	$10.9

NOTE 12. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Revenue:
JBT FoodTech	$235.9	$177.8	$642.2	$480.9
JBT AeroTech	112.7	95.8	303.3	272.8
Intercompany eliminations	1.0	(0.3)	—	(0.8)
Total revenue	$349.6	$273.3	$945.5	$752.9

Income before income taxes
Segment operating profit:
JBT FoodTech	$28.2	$20.5	$78.0	$56.1
JBT AeroTech	12.0	9.5	31.9	26.2
Total segment operating profit	40.2	30.0	109.9	82.3
Corporate items:
Corporate expense(1)	(10.4)	(8.9)	(31.4)	(24.3)
Restructuring expense(2)	(0.3)	—	(9.4)	—
Operating income	29.5	21.1	69.1	58.0

Net interest expense	(2.8)	(1.5)	(7.0)	(5.3)
Income from continuing operations before income taxes	$26.7	$19.6	$62.1	$52.7

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

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan include streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. We released $0.9 million of the liability as of September 30, 2016 which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. Remaining payments required under this plan are expected to be paid during 2016.

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is in the range of $11 million to $13 million. We recorded $7.5 million, $2.0 million, and $0.8 million in the first, second and third quarters of 2016, respectively. We anticipate incurring an additional $1 million to $2 million by the end of 2016. All payments required under this plan are expected to be made during 2016 and 2017.

Additional information regarding the restructuring activities is presented in the tables below:

	Charges Incurred During the		Charges Incurred During the
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Severance and related expense	$(0.5)	$—	$5.3	$—
Asset impairment	—	—	0.1	—
Other	0.8	—	4.0	—
Total restructuring charges	$0.3	$—	$9.4	$—

The restructuring charges are associated with the FoodTech segment, and are excluded from our calculation of segment operating profit. Charges incurred during the three months ended September 30, 2016 primarily relate to third party consulting services and relocation expenses incurred as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2016:

(In millions)	Balance as of December 31, 2015	Charged to Earnings	Payments Made/Charges Applied	Balance as of September 30, 2016
Severance and related expense	$2.6	$5.3	$(2.1)	$5.9
Asset impairment	—	0.1	—	0.1
Other	—	4.0	(4.0)	—
Total	$2.6	$9.4	$(6.0)	$6.0

NOTE 14. RELATED PARTY TRANSACTIONS

As a result of an acquisition, we continued a relationship with a supplier of parts for use in our manufacturing of equipment. An employee hired by JBT as a part of this acquisition has a noncontrolling ownership interest in this supplier. We made purchases from this supplier of $1.2 million and $2.5 million during the three and nine months ended September 30, 2016, respectively. We made purchases from this supplier of $0.8 million and $2.8 million during the three and nine months ended September 30, 2015, respectively. We had outstanding accounts payable to this supplier of $0.2 million and $0.6 million as of September 30, 2016 and December 31, 2015, respectively.

NOTE 15. SUBSEQUENT EVENTS

On October 3, 2016, the Company signed a definitive agreement to acquire Tipper Tie, Inc. ("Tipper Tie") from Dover Corporation. Tipper Tie, headquartered in Apex, North Carolina, is a leading provider of engineered processing and packing solutions, and related consumables to the food industry. This acquisition will enable us to add complementary package solutions to our existing protein platform, and provide greater value to our customers. The agreed to purchase price is $160.0 million, before customary post-closing adjustments, which we expect to pay by accessing our revolving credit facility. We expect to complete the purchase during the fourth quarter of 2016.

On October 14, 2016, we completed our acquisition of Cooling and Applied Technologies, Inc. (“C.A.T.”), located in Russellville, Arkansas. C.A.T. is a leading manufacturer of value-added food solutions, primarily for the poultry industry, and focuses on chillers, injection, marination, weighing, freezing, and refrigeration systems. This acquisition will enhance our presence in primary and secondary protein processing and advances our strategic acquisition program in Proteins and Liquid Foods. The purchase price was $90.0 million, which was funded with cash on hand as well as borrowings under our revolving credit facility.

We entered into a third amendment to the credit agreement governing our credit facilities (the "Credit Agreement") on October 20, 2016 whereby certain lenders party to the Credit Agreement provided an incremental term loan in an aggregate principal amount of $150.0 million utilizing a portion of its $250 million expansion feature in the Credit Agreement.

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

•
Strengthen. In 2016, we continued to implement leadership and management changes in our businesses to better align with our customers’ market needs. To further strengthen the business, we continue to utilize the JBT Excellence Model (“JEM”). JEM includes value-based pricing, which has been rolled out across all major businesses. JEM also includes implementation of Lean initiatives or what we call Relentless Continuous Improvement (“RCI”). This is an integrated focus on safety, quality, delivery, and cost that establishes a sustainable competitive advantage. We also continue to enforce RCI via extensive leadership training and all our JBT production facilities have either started or arewell along implementation of RCI.

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

Beyond organic growth initiatives, we are pursuing strategic acquisitions. We completed three acquisitions in 2014 and two acquisitions in 2015. In 2016 we completed one acquisition in the first quarter. In addition, we have completed the acquisition of C.A.T. on October 14, 2016, and signed a definitive agreement to acquire Tipper Tie on October 3, 2016. Both acquisitions add highly complementary product lines to our existing Protein businesses. These acquisitions support our strategy of acquiring strong companies that complement our Protein and Liquid Foods portfolios. Looking ahead, we continue to establish a pipeline of mergers and acquisition (“M&A”) opportunities. Our successful acquisition activity is the result of building our corporate M&A capabilities and engaging the field operations in the process of identifying, executing, and integrating acquisitions.

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

Non-GAAP Financial Measures

The results for the three and nine months ended September 30, 2016 include a significant expense that is not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2016	2015	2016	2015
Income from continuing operations as reported	$20.6	$12.7	$44.6	$35.1

Non-GAAP adjustments:
Restructuring expense	0.3	—	9.4	—
Impact on tax provision from Non-GAAP adjustments(1)	(0.1)	—	(3.0)	—
Adjusted income from continuing operations	$20.8	$12.7	$51.0	$35.1

Income from continuing operations as reported	$20.6	$12.7	$44.6	$35.1
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Diluted earnings per share from continuing operations	$0.69	$0.43	$1.50	$1.18

Adjusted income from continuing operations	$20.8	$12.7	$51.0	$35.1
Total shares and dilutive securities	29.8	29.8	29.8	29.8
Adjusted diluted earnings per share from continuing operations	$0.70	$0.43	$1.71	$1.18

(1)    Impact on tax provision was calculated using the Company’s annual effective tax rate of 30.6%.

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

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Net income	$20.6	$12.6	$44.5	$35.0
Loss from discontinued operations, net of taxes	—	(0.1)	(0.1)	(0.1)
Income from continuing operations as reported	20.6	12.7	44.6	35.1
Provision for income taxes	6.1	6.9	17.5	17.6
Net interest expense	2.8	1.5	7.0	5.3
Depreciation and amortization	9.1	7.3	27.2	20.9
EBITDA	38.6	28.4	96.3	78.9

Restructuring expense	0.3	—	9.4	—
Adjusted EBITDA	$38.9	$28.4	$105.7	$78.9

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$349.6	$273.3	$76.3	27.9
Cost of sales	255.5	197.1	(58.4)	(29.6)
Gross profit	94.1	76.2	17.9	23.5
Selling, general and administrative expense	56.5	48.1	(8.4)	(17.5)
Research and development expense	6.3	5.0	(1.3)	(26.0)
Restructuring expense	0.3	—	(0.3)	N/A
Other (income) expense, net	1.5	2.0	0.5	25.0
Operating income	29.5	21.1	8.4	39.8
Interest income	0.3	0.2	0.1	50.0
Interest expense	(3.1)	(1.7)	(1.4)	(82.4)
Income from continuing operations before income taxes	26.7	19.6	7.1	36.2
Provision for income taxes	6.1	6.9	0.8	11.6
Income from continuing operations	20.6	12.7	7.9	62.2
Loss from discontinued operations, net	—	(0.1)	0.1	—
Net income	$20.6	$12.6	$8.0	63.5

Total revenue for the three months ended September 30, 2016 increased $76.3 million, or $77.4 million in constant currency, compared to the same period in 2015. The increase was driven by revenue from acquired companies, which added $31.5 million, and organic growth of $45.9 million.

Operating income for the three months ended September 30, 2016 increased by $8.4 million compared to the same period in 2015 as a result of the following items:

•
Gross profit increased $17.9 million. This increase was primarily the result of higher sales volume due to organic growth and acquisitions. Gross profit margins declined slightly as increased profitability from higher aftermarket revenue, strategic pricing, and savings from other Next Level initiatives was partially offset by lower equipment margins in newly acquired businesses.

•
Selling, general and administrative expense increased $8.4 million, or $9.5 million in constant currency. The increase was primarily a result of the addition of newly acquired businesses, as well as investments to support Next Level initiatives.

•	Research and development expense increased $1.3 million primarily due to the addition of acquired businesses.

•
Restructuring expense increased $0.3 million due to costs incurred in connection with our optimization program to realign certain FoodTech businesses, which we commenced during the first quarter of 2016.

•	Other expense decreased $0.5 million due to gains in our non-qualified retirement plan assets, partially offset by increased acquisition costs in the quarter from recently announced acquisitions.

Interest expense, net increased $1.3 million primarily due to higher average debt levels resulting from 2015 acquisitions.

Income tax expense for the three months ended September 30, 2016 reflected an expected effective income tax rate of approximately 30.6%, compared to 32.9% in the same period in 2015. The decrease in expected effective tax rate was driven by an increase in the R&D tax credit in 2016 compared to 2015. In addition, in 2016 we recorded $1.5 million of favorable discrete adjustments to the income tax provision, primarily reflecting a lower tax liability for fiscal year 2015.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue:
JBT FoodTech	$235.9	$177.8	$58.1	32.7
JBT AeroTech	112.7	95.8	16.9	17.6
Other revenue and intercompany eliminations	1.0	(0.3)	1.3	433.3
Total revenue	$349.6	$273.3	$76.3	27.9

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$28.2	$20.5	$7.7	37.6
JBT AeroTech	12.0	9.5	2.5	26.3
Total segment operating profit	40.2	30.0	10.2	34.0
Corporate items:
Corporate expense	(10.4)	(8.9)	(1.5)	(16.9)
Restructuring expense	(0.3)	—	(0.3)	N/A
Operating income	$29.5	$21.1	$8.4	39.8

Inbound orders:
JBT FoodTech	$242.2	$190.5
JBT AeroTech	104.6	96.2
Intercompany eliminations	—	(0.2)
Total inbound orders	$346.8	$286.5

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

JBT FoodTech’s revenue for the three months ended September 30, 2016 increased by $58.1 million, or $58.8 million in constant currency, compared to the same period in 2015. Acquisitions contributed $31.5 million in revenue, and the remaining FoodTech businesses contributed $27.3 million in revenue growth. The key driver of organic revenue performance was higher sales of Protein equipment and aftermarket, and Liquid Foods equipment in Europe and North America, and higher Automated Systems sales in North America.

JBT FoodTech’s operating profit for the three months ended September 30, 2016 increased by $7.7 million, or $7.9 million in constant currency, compared to the same period in 2015. This increase was driven by higher volume from new equipment and aftermarket sales, as well as an increase in volume due to acquisitions, partially offset by increased selling, general and administrative costs of $6.1 million driven by acquisitions. Operating profit margin increased from 11.5% to 12.0%.

JBT AeroTech

JBT AeroTech’s revenue for the three months ended September 30, 2016 increased $16.9 million, or $17.2 million in constant currency, compared to the same period in 2015. Revenues from our fixed equipment business increased $13.0 million primarily due to an increased number of completed passenger boarding bridges and related equipment for domestic airports. Revenues from our airport services business unit improved by $3.5 million as a result of higher revenues from new and existing maintenance contracts. Revenues from our mobile equipment business increased by $0.7 million.

JBT AeroTech’s operating profit for the three months ended September 30, 2016 increased $2.5 million compared to the same period in 2015. Higher sales volume accounted for $3.5 million of improved profit. Lower gross profit margins resulted in a decline of $0.4 million driven largely by a heavier mix of lower margin products partly offset by improved pricing. Selling, administrative and research and development costs increased $0.9 million from the prior period due to inflation and investments to support future growth.

Corporate Expense

Corporate expense for the three months ended September 30, 2016 increased by $1.5 million, compared to the same period in 2015, driven by higher incentive-based compensation of $0.5 million, costs associated with the migration to our new ERP system totaling $0.3 million, and higher corporate staff expenses of $0.7 million to support growth initiatives in acquisitions, strategic sourcing, and continuous improvement.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$945.5	$752.9	$192.6	25.6
Cost of sales	678.8	538.0	(140.8)	(26.2)
Gross profit	266.7	214.9	51.8	24.1
Selling, general and administrative expense	168.4	142.1	(26.3)	(18.5)
Research and development expense	17.7	13.0	(4.7)	(36.2)
Restructuring expense	9.4	—	(9.4)	N/A
Other (income) expense, net	2.1	1.8	(0.3)	(16.7)
Operating income	69.1	58.0	11.1	19.1
Interest income	1.0	0.7	0.3	42.9
Interest expense	(8.0)	(6.0)	(2.0)	(33.3)
Income from continuing operations before income taxes	62.1	52.7	9.4	17.8
Provision for income taxes	17.5	17.6	0.1	0.6
Income from continuing operations	44.6	35.1	9.5	27.1
Loss from discontinued operations, net	(0.1)	(0.1)	—	N/A
Net income	$44.5	$35.0	$9.5	27.1

Total revenue for the nine months ended September 30, 2016 increased $192.6 million, or $200.1 million in constant currency, compared to the same period in 2015. The increase was driven by revenue from acquired companies, which added $109.1 million, and organic growth of $91.0 million.

Operating income for the nine months ended September 30, 2016 increased by $11.1 million, or $11.6 million in constant currency, compared to the same period in 2015 as a result of the following items:

•
Gross profit increased $51.8 million, or $55.6 million in constant currency. This increase was primarily the result of higher sales volume due to acquisitions. Gross profit margins declined slightly as increased profitability from higher aftermarket revenue, strategic pricing, and savings from other Next Level initiatives was partially offset by lower equipment margins in newly acquired businesses.

•
Selling, general and administrative expense increased $26.3 million, or $29.6 million in constant currency. The increase was primarily the result of newly acquired businesses, as well as investments to support Next Level initiatives.

•	Research and development expense increased $4.7 million primarily as a result of acquired businesses.

•
Restructuring expense increased $9.4 million due to costs incurred in connection with our optimization program to realign certain FoodTech businesses, which we initiated during the first quarter of 2016.

•
Other (income) expense, net decreased $0.3 million due to increased acquisition costs in the quarter from recently announced acquisitions, partially offset by gains in our non-qualified retirement plan assets.

Interest expense, net increased $1.7 million primarily due to higher average debt levels resulting from acquisitions and working capital growth.

Income tax expense for the nine months ended September 30, 2016 reflected an expected effective income tax rate of approximately 30.6%, compared to 32.9% in the same period in 2015. The decrease in expected effective tax rate was driven by an increase in the R&D tax credit in 2016 compared to 2015. In addition, in 2016 we recorded $1.5 million of favorable discrete adjustments to the income tax provision, primarily reflecting a lower tax liability for fiscal year 2015.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue:
JBT FoodTech	$642.2	$480.9	$161.3	33.5
JBT AeroTech	303.3	272.8	30.5	11.2
Other revenue and intercompany eliminations	—	(0.8)	0.8	100.0
Total revenue	$945.5	$752.9	$192.6	25.6

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$78.0	$56.1	$21.9	39.0
JBT AeroTech	31.9	26.2	5.7	21.8
Total segment operating profit	109.9	82.3	27.6	33.5
Corporate items:
Corporate expense	(31.4)	(24.3)	(7.1)	(29.2)
Restructuring expense	(9.4)	—	(9.4)	N/A
Operating income	$69.1	$58.0	$11.1	19.1

Inbound orders:
JBT FoodTech	$665.0	$542.6
JBT AeroTech	333.2	292.1
Intercompany eliminations	—	(0.7)
Total inbound orders	$998.2	$834.0

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

JBT FoodTech’s revenue for the nine months ended September 30, 2016 increased by $161.3 million, or $167.7 million in constant currency, compared to the same period in 2015. Acquisitions contributed $109.1 million in revenue, and the remaining FoodTech businesses contributed $58.7 million in revenue growth. The key driver of organic revenue performance was higher sales of Protein equipment and aftermarket, and Liquid Foods equipment in Europe and North America, and higher Automated Systems sales in North America.

JBT FoodTech’s operating profit for the nine months ended September 30, 2016 increased by $21.9 million, or $22.6 million in constant currency, compared to the same period in 2015. The increase was driven by higher volume from acquisitions and increased volume and profitability at Protein and Liquid Foods businesses. Strategic pricing, sourcing savings, and other cost reduction initiatives helped drive operating profit improvement, partially offset by increased selling, general and administrative costs of $20.9 million from acquisitions and Next Level initiatives. Operating profit margin increased from 11.7% to 12.1%.

JBT AeroTech

JBT AeroTech’s revenue for the nine months ended September 30, 2016 increased $30.5 million, or $31.5 million in constant currency, compared to the same period in 2015. Revenues from our mobile equipment business increased $16.9 million mainly due to higher deliveries of ground support equipment to foreign military customers, domestic airlines and other customers. Revenues from our airport services business unit improved by $10.3 million as a result of higher revenues from new and existing maintenance contracts. Revenues from our fixed equipment business increased $4.5 million mainly due to higher deliveries of passenger boarding bridges and other equipment to domestic airports.

JBT AeroTech’s operating profit for the nine months ended September 30, 2016 increased $5.7 million compared to the same period in 2015. Higher sales volume accounted for $6.6 million of improved profit. Lower gross profit margins resulted in a decline of $0.5 million driven largely by the absence of higher than average margins on parts and services to military customers in the prior period partly offset by improved pricing. Selling, administrative and research and development costs increased $0.8 million from the prior period due to inflation and investments to support future growth.

Corporate Expense

Corporate expense for the nine months ended September 30, 2016 increased by $7.1 million, compared to the same period in 2015, driven primariliy by higher incentive-based compensation of $1.6 million, costs associated with the migration to our new ERP system totaling $1.1 million, and higher corporate staff expenses of $4.4 million to support growth initiatives in acquisitions, strategic sourcing, and continuous improvement.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. In the fourth quarter we are committed to pay $90 million to fund the purchase of C.A.T. and $160 million, subject to certain adjustments, to fund the acquisition of Tipper Tie which we expect to pay by accessing our revolving credit facility. On October 20, 2016 we increased our credit facility from $600 million to $750 million pursuant to the expansion option in our credit agreement by issuing a $150 million term loan. This increased our borrowing capacity, subject to the financial covenants in the credit agreement. On a proforma basis, including the debt expected to be incurred in the fourth quarter in connection with the acquisitions, debt at September 30, 2016 would have been approximately $550 million. We believe the cash flows generated by our operations and the revolving credit facility are sufficient to satisfy our working capital needs, research and development activities, capital expenditures, pension contributions, authorized share repurchases, dividends, acquisitions and other financing requirements.

As of September 30, 2016, we had $47.9 million of cash and cash equivalents, $42.6 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (“IRS”) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at September 30, 2016 was approximately $36.0 million. During 2016, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our five-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the nine months ended September 30, 2016 and 2015 were as follows:

(In millions)	2016	2015
Cash provided by continuing operating activities	$26.9	$47.9
Cash required by investing activities	(26.2)	(74.5)
Cash provided by financing activities	8.0	37.2
Cash required by discontinued operating activities	(0.1)	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	2.1	(5.9)
Increase in cash and cash equivalents	$10.7	$4.6

Cash provided by continuing operating activities during the nine months ended September 30, 2016 was $26.9 million, representing a $21.0 million decrease compared to the same period in 2015 driven primarily by an increase in inventory as well as an increase in trade receivables due to timing of customer payments. We contributed $9.0 million to our U.S. qualified pension plan during the nine months ended September 30, 2016 and we expect to contribute approximately $5.3 million to our pension and other post-retirement benefit plans during the remainder of 2016.

Cash required by investing activities during the nine months ended September 30, 2016 was $26.2 million, a decrease of $48.3 million compared to the same period in 2015, due primarily to decreased acquisition spending in 2016 compared to 2015 as we acquired SFDS in the second quarter of 2015.

Cash provided by financing activities during the nine months ended September 30, 2016 was $8.0 million, a decrease of $29.2 million compared to the same period in 2015 primarily driven by a decrease in borrowings against our five-year revolving credit facility in 2016 compared to 2015 resulting from the SFDS acquisition in the second quarter of 2015.

Financing Arrangements

We have a five-year $600.0 million revolving credit facility with Wells Fargo Bank, N.A. as administrative agent. This credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of September 30, 2016 we had $300 million drawn on and $300 million of availability under the revolving credit facility.

As noted in liquidity and capital resources section we entered into a third amendment to the Credit Agreement dated October 20, 2016 whereby certain lenders party to the Credit Agreement provided an incremental term loan in an aggregate principal amount of $150.0 million, utilizing a portion of its expansion feature in the Credit Agreement.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of September 30, 2016, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

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

During 2014, our Brazilian subsidiary entered into a Brazilian real denominated loan with an outstanding balance of Br1 6.2 million (approximately $1.9 million) as of September 30, 2016, which bears an annual interest rate of 8.0%. The first payment on this loan was made on November 15, 2015, with equal monthly payments required for 24 months thereafter.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on cross border financing flows in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Several of our wholly-owned subsidiaries have short-term credit facilities that allow us to borrow up to approximately $12.0 million in China. As of September 30, 2016, we had $3.6 million borrowed under these credit facilities. The Company has credit facilities which will mature on June 30, 2017. Our wholly-owned subsidiary in India has a short-term credit facility that allows us to borrow up to approximately $2.3 million. As of September 30, 2016, we had no outstanding borrowings under this credit facility.

Outlook

We anticipate for the full year 2016 revenue growth of approximately 20 percent, reflecting organic growth of approximately 7 percent and growth from acquisitions of 13 percent. Excluding the dilutive impact of the two acquisitions, the company continues to expect segment margin expansion of 50 to 75 basis points. With such dilution, margins are expected to increase 25 to 50 basis points. Based on these expectations, the diluted earnings per share from continuing operations guidance for 2016 is $2.05 - $2.15 on a U.S. GAAP basis, or $2.30 - $2.40 on an adjusted basis. Despite the unfavorable impact of $0.06 to $0.10 per share resulting from the two acquisitions announced in October, we are raising our full-year 2016 guidance from previous disclosures. The table below provides a reconciliation of diluted earnings per share to adjusted diluted earnings per share:

Updated Guidance
(Unaudited and in cents)	Full Year 2016
Diluted earnings per share from continuing operations	$2.05 - $2.15

Non-GAAP adjustments:
Restructuring expense(1)	$0.40
Impact on tax provision from Non-GAAP adjustments(2)	$(0.15)
Adjusted diluted earnings per share from continuing operations	$2.30 - $2.40

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

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2016, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2016. We have concluded that, as of September 30, 2016, our disclosure controls and procedures were:

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. There were no changes in controls identified in the evaluation for the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2016 and 2015, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2016 and 2015. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois
October 28, 2016

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2016:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2016 through July 31, 2016	—	$—	—	$25.7
August 1, 2016 through August 31, 2016	—	—	—	25.7
September 1, 2016 through September 30, 2016	—	—	—	25.7
	—	$—	—	$25.7

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
(Registrant)

/s/ MEGAN J. RATTIGAN
Megan J. Rattigan
Vice President, Controller and duly authorized officer
(Principal Accounting Officer)
Date: October 28, 2016

EXHIBIT INDEX

Number in Exhibit Table	Description

10.1*
Third Amendment of John Bean Technologies Corporation Employees' Retirement Program; Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012)

10.2*	Fourth Amendment of John Bean Technologies Corporation Employees' Retirement Program; Part II Union Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012)

10.3*	Sixth Amendment of John Bean Technologies Corporation Incentive Compensation and Stock Plan

15*	Letter re: Unaudited interim financial information.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.