Form 10-K
period 2016-12-31
John Bean Technologies CORP
filed 2017-02-28
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $1,740,268,432.
At February 22, 2017, there were 29,323,079 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by John Bean Technologies Corporation, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations regarding future performance, strategic plans, income, earnings, cash flows, restructuring and optimization plans and related cost savings, operating improvements, and covenant compliance are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. There are factors that could cause our actual results to differ materially from these forward-looking statements, including but not limited to the factors we describe herein, including under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the following factors:

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
ITEM 1.    BUSINESS

We are a leading global technology solutions provider to high-value segments of the food and beverage industry with focus on proteins, liquid foods and automated system solutions. JBT designs, produces and services sophisticated products and systems for multi-national and regional customers through its FoodTech segment. JBT also sells critical equipment and services to domestic and international air transportation customers through its AeroTech segment.

The product offerings of our FoodTech businesses include:

•
Protein. JBT FoodTech provides comprehensive solutions to our Protein customers that include chilling, mixing/grinding, injecting, marinating, tumbling, portioning, packaging, coating, frying, freezing and weighing for poultry, beef, pork and seafood, as well as ready-to-eat meals, fruits, vegetables, dairy, and bakery products. Strategic acquisitions completed in 2016 added to the product portfolio X-ray food inspection systems, complementary poultry-focused chilling solutions, and packaging systems.

•
Liquid Foods. Our Liquid Foods portfolio includes fruit and juice solutions that extract, concentrate and aseptically process citrus, tomato and other fruits, vegetables, and juices. It also includes in-container solutions for the filling, closing and preservation of fruits, vegetables, soups, sauces, dairy, and pet food products as well as ready-to-eat meals in a wide variety of modern packages. Strategic acquisitions completed in 2015 added to our product portfolio significant capabilities in the dairy and juice preservation and filling segments, as well as in customized skidded systems, mixing, batching and blending systems and tank and vessel manufacturing capabilities for a broad array of market segments.

•
Automated Systems. JBT FoodTech provides stand-alone and fully-integrated robotic automated guided vehicle systems for repetitive material movement requirements, for example in manufacturing and warehouse facilities.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies, military forces and defense contractors. The product offerings of our AeroTech businesses include:

•
Mobile Equipment. JBT AeroTech’s portfolio of mobile air transportation equipment includes commercial and military cargo loading, aircraft deicing, aircraft towing, and aircraft ground power and cooling systems.

•	Fixed Equipment. JBT AeroTech provides gate equipment for passenger boarding.

•	Airport Services. JBT AeroTech includes the maintenance of airport equipment, systems, and facilities.

For financial information about our business segments see Note 16. Business Segments of our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

We were originally incorporated as Frigoscandia, Inc. in Delaware in May 1994. Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602.

BUSINESS SEGMENTS

JBT FoodTech

JBT FoodTech supplies both customized industrial and turnkey solutions and services used in the food and beverage industry. We design, manufacture and service technologically sophisticated food processing systems for the preparation of meat, seafood and poultry products, ready-to-eat meals, shelf stable packaged foods, bakery products, juice and dairy products, and fruit and vegetable products.

We believe our success is derived from our continued innovation, applying our differentiated and proprietary technologies to meet our customers’ food processing needs. We continually strive to improve our existing solutions and develop new solutions by working closely with our customers to meet their evolving needs.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. We deliver industrial capacity equipment which includes freezers, citrus juice extractors, preservation systems, coating systems and packaging systems. The installed base of our equipment provides a stream of recurring revenue from aftermarket products, parts, services, and lease arrangements. Recurring revenue accounted for 40% of our FoodTech total revenue in 2016. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers. We also provide stand-alone and fully integrated automated guided vehicle systems for repetitive material handling requirements, for example in manufacturing and warehouse facilities.

We have operations strategically positioned around the world to serve our existing JBT FoodTech equipment base located in more than 100 countries. Our principal production facilities are located in the United States (Arkansas, California, Florida, New York, North Carolina, Ohio, and Wisconsin), Brazil, Belgium, Germany, Italy, Sweden, the Netherlands, the United Kingdom, South Africa and China. In addition to sales and services offices based in more than 25 countries, we also support our customers in their development of new food products and processes as well as the refinement and testing of their current applications through eleven technical centers located in the United States (California, Florida, and Ohio), Mexico, Brazil, Belgium, Italy, Spain, Sweden, the Netherlands and China. Our global presence allows us to provide direct customized support to customers virtually anywhere they process foods.

Solutions, Products and Services

We offer a broad portfolio of systems, equipment and services to our customers which are often sold as part of a fully integrated processing line solution. Our systems are typically customized to meet the specific customer application needs. Thus, actual production capacity ranges vary and are dependent on the food and product packaging type being processed.

Protein. Our fully integrated processing lines often span from the initial point of entry of raw products through further processing. Our Protein systems include Wolf-Tec Polar Dissolver brine preparation, IMAX injection, Polar Massager marination, Polar Flex Carve maceration, TMAX tenderization, TVI portion cutting systems, the DSI™ waterjet portioners, slicers and attribute scanner/sorters; the Stein™ coating and seasoning applicators, teflon coated Formcook Contact and Combi Cookers, THERMoFIN® fryers, GYRoCOMPACT® spiral ovens, JSO Jet Stream® ovens; Double D™ Revoband™ linear ovens and cooking systems; Novus X-ray systems; C.A.T. FATCAT chillers, ULTRACAT injectors, scales and weighing systems, GLACIERCAT freezers and Tipper Tie Clip packaging systems. Although our solutions are primarily used in the processing of meat and poultry (including nuggets, strips, and wings), we also provide systems that portion, coat or cook other food products ranging from breads and pizzas, seafood, and ready-to-eat meals to pet food. Through our acquisition of Tipper Tie, Inc. we also serve industrial, non-food customers, primarily for the adhesives, glues, silicone and industrial explosives industries.

With our first commercial food processing developed in the 1960s, we remain a leading supplier of freezing and chilling solutions to the food processing industry. We design, assemble, test, and install industry-leading technologies under the Frigoscandia® brand, which include the GYRoCOMPACT® self-stacking spiral, the FLoFREEZE® individual quick freezing (IQF) system, and the ADVANTEC™ linear/impingement freezing system, as well as flat product and contact freezers, chillers and proofers. We also offer a structure-supported Northfield SuperTRAK® spiral freezer for high volume, large packaged products. Our freezers are designed to meet the most stringent demands for quality, economy, food safety and user-friendliness. Our industrial freezers can be found in plants that are processing food products ranging from meat, seafood, and poultry to bakery products and ready-to-eat meals, fruits, vegetables, and dairy products.

In 2016, we acquired the Novus X-ray, Cooling and Applied Technologies (C.A.T.), and Tipper Tie businesses. Novus X-ray specializes in the manufacture of modular X-ray systems, allowing us to enter the growing market for automated food inspection equipment. The acquisition of Cooling and Applied Technologies added chillers and weighing systems to our portfolio of poultry processing capabilities as well as strengthened our offering of injectors and freezers.

Protein technology offerings accounted for 30% of our total revenue in 2016.

Liquid Foods. We offer comprehensive processing lines from primary juice extraction through end of line packaging. In the primary space, we supply industrial citrus processing equipment. Our citrus processing solutions include citrus extractors, finishers, pulp systems, evaporators, and citrus ingredient recovery systems as well as aseptic systems (including sterilizers, fillers, and controls) integrated with bulk aseptic storage systems for not-from-concentrate orange juice. Our READYGo™ family of skid-mounted products includes solutions for aseptic sterilization and bulk filling, as well as ingredients and by-products recovery and clean-up systems. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze® produce juicers. These juicers are used around the world in hotels, restaurants, coffee shops, grocery stores, convenience stores, quick service restaurants, and juice bars.

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

We are a global supplier of fully integrated industrial preservation systems that enable production of shelf stable foods in a wide variety of flexible and rigid packages. These integrated solutions for the processing of shelf-stable food and liquid products include a line of continuous hydrostatic sterilizers, our continuous rotary sterilizers, Steam Water Spray static and SuperAgi™ batch retorts, XL-series fillers, SeamTec™ and X-series closers, material handling systems and LOG-TEC® thermal process controls. We are a recognized U.S. Department of Agriculture (USDA) and Food and Drug Administration (FDA) Food Process Authority and offer the largest selection of preservation products in the industry. We offer consulting services to help design food production processes in accordance with USDA and FDA's stringent requirements. We also provide automated batch retorts which can process an array of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our solutions also include specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. Additionally, we offer modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes to allow real time modifications in the case of process deviations.

In 2015, we acquired the Stork Food and Dairy Systems and A&B Process Systems businesses, adding significant capabilities in the dairy and juice sterilization and filling segments as well as in customized skidded systems and tank and vessel manufacturing capabilities for a broad array of market segments, respectively.

Liquid Foods solution offerings accounted for 35% of our total revenue in 2016.

Automated Systems.   We are a leading global supplier of robotic automated guided vehicle systems for repetitive material movement in manufacturing and warehouse facilities. We provide engineering services and simulations to evaluate the material handling requirements, standard and custom automated guided vehicle hardware and software, and stand-alone (JayBoT®) and fully-integrated system hardware and software for a scalable solution that can be applied individually or across the entire customer enterprise.

Aftermarket Products, Consumables, Parts, and Services. We provide aftermarket products, parts, and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We supply packaging material components for our clip packaging customers in the form of metal clips and hanging loops. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment, corrosion monitoring control, food safety and process auditing, and the expertise of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts, and services coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing recurring revenue. Sales of aftermarket products, parts and services are consolidated within the total revenue of their related JBT FoodTech businesses. As part of our aftermarket program we also offer technology for enterprise asset management and real-time operations monitoring with our patented iOPS™ suite.

JBT AeroTech

JBT AeroTech supplies customized solutions and services used for applications in the air transportation industry, including airport authorities, airlines, airfreight, ground handling companies, the military and defense contractors. We believe our strong market positions result from our ability to customize our equipment and services utilizing differentiated technology to meet the specific needs of our customers. We continually strive to improve our existing technologies and develop new technologies by working closely with our well established customer base.

There is a significant installed base of our airport and airline equipment around the world. We are a leading supplier of cargo loaders, passenger boarding bridges, and aircraft deicers. We have also sold a significant number of mobile passenger steps, cargo transporters, and tow tractors that are operating at airports around the world. This installed base provides a stream of recurring revenue from aftermarket parts, products, and services. Recurring revenue accounted for 34% of AeroTech total revenue in 2016. Our installed base also offers continuous access to customer feedback for improvements and new product development.

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

Our Commander™ and Ranger™ loaders service containerized narrow-body and wide-body jet aircraft and are available in a wide range of configurations. Our Tempest™ aircraft deicers offer a broad range of options that can be configured to meet customers’ specific and regional need to provide efficient aircraft deicing while on the tarmac. We manufacture and supply a full array of B-series conventional and Expeditor™ towbarless aircraft tow tractors for moving aircraft without consumption of jet fuel, mobile passenger steps for tarmac boarding and deplaning, and self-propelled transporters for pallet and container handling.

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

Within mobile equipment, we also have a portfolio of military equipment, including a wide range of ground power air conditioning, aircraft air compressors, air start, and bleed air units for the U.S. Air Force, the U.S. Navy, international military forces, airframe manufacturers and defense contractors. Mobile equipment technology offerings accounted for 13% of our total revenue in 2016.

Fixed Equipment. We supply airport gate equipment. Our Jetway® passenger boarding bridges have set the standard for airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959. Our passenger boarding bridges support a range of aircraft types, from regional aircraft up to the Airbus A380. Within fixed equipment, we also supply point-of-use and mobile 400 Hertz and pre-conditioned air units that enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate. We also offer aircraft in-ground service pits to provide utility access on airport ramps, hangars and remote parking areas. Fixed equipment accounted for 11% of our total revenue in 2016.

Airport Services. We are an industry provider for the design and management of technical support programs supplied to airlines and airports at over 20 major locations throughout the United States. Our specialty services extend to expertise in the development of sustainable and value orientated operation, maintenance, and repair of sophisticated in-line baggage handling systems, gate equipment, facilities, and ground support equipment. We also offer technology for enterprise asset management and real-time operations monitoring with our patented iOPS™ suite. This product links alert management notification with mobile capability for automated work order generation, fault diagnosis, as well as immediate dispatch of service technicians that delivers improved productivity, greater equipment availability, and lower cost.

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

OTHER BUSINESS INFORMATION RELEVANT TO ALL OF OUR BUSINESS SEGMENTS

Order Backlog
For information regarding order backlog, refer to the section entitled “Inbound Orders and Order Backlog” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

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

For additional financial information about our research and development activities, refer to Note 16. Business Segments to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 722 United States and foreign issued patents and have approximately 262 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 621 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Competition
We conduct business worldwide and compete with large multinational companies as well as a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area.

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

JBT FoodTech’s major competitors include Advanced Equipment Inc.; Alit SRL; Allpax Products, Inc.; Atlas Pacific Engineering Company, Inc.; Barry-Wehmiller Companies, Inc.; Brown International Corp.; CFT S.p.A.; Egemin Automation Inc.; Elettric 80 S.p.a. Italia; Ferrum; Food Processing Equipment Company; FPS Process Foods Solutions; Marel hf.; METALQUIMIA, S.A.; Mettler-Toledo International, Inc.; Morris & Associates, Inc.; MYCOM; Middleby Corporation; Nantong Freezing Equipment Company, Ltd.; Poly-clip system GmbH & Co. KG; Provisur Technologies, Inc.; Scanico A/S; Shibuya Corporation; Starfrost; Statco Engineering; Steriflow SAS.; Tetra Laval; and Tecnopool S.p.A.

JBT AeroTech’s major competitors include Cavotec SA; Elite Line Services Inc.; ERMC; .TwistAero; Global Ground Support LLC; Goldhofer AG; Illinois Tool Works Inc.; Mallaghan Engineering Ltd; Pteris Global - Tianda Airport Support LTD; ThyssenKrupp AG; TLD Group SAS; Trepel Airport Equipment GmbH; Textron Inc.; Vanderlande Industries B.V.; Vestergaard Company A/S; and Weihai Guangtai Airport Equipment Co., LTD.

Employees
We have approximately 5,000 employees with approximately 3,300 located in the United States. Approximately 8% of our employees in the United States are represented by two collective bargaining agreements. The first covers most of those employees through August of 2019, and the second covers employees through December of 2017.

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

Financial Information about Geographic Areas
A significant portion of our consolidated revenue is generated in markets outside of the United States. For financial information about geographic areas see Note 16. Business Segments of our Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 19, 2017, are as follows:

Name	Age	Office
Thomas W. Giacomini	51	Chairman, President and Chief Executive Officer
Brian A. Deck	48	Executive Vice President and Chief Financial Officer
Steven R. Smith	56	Executive Vice President and Division President-JBT FoodTech
David C. Burdakin	61	Executive Vice President and Division President-JBT AeroTech
James L. Marvin	56	Executive Vice President, General Counsel and Secretary
Jason T. Clayton	40	Executive Vice President, Human Resources
Debarshi Sengupta	39	Executive Vice President, Business Development
Megan J. Rattigan	48	Vice President and Controller

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

JASON T. CLAYTON became our Executive Vice President, Human Resources in September 2016. Prior to joining us, Mr. Clayton served as the Vice President, Human Resources for Signode Industrial Group LLC., From 2010 to 2015, Mr. Clayton worked in various Human Resources roles with IDEX Corporation, most recently as Vice President, Human Resources. Mr. Clayton worked for Pepsi Beverages Company/Pepsico from 2004 to 2010 in various positions, most recently as Director, Human Resources, Chicagoland/Wisconsin Market Unit. Mr. Clayton worked for Newell Rubbermaid from 2001 to 2004, where he served in various positions, most recently as Human Resources Manager, Sanford North America Division. Mr. Clayton worked for Burlington Industries, Inc. from 2000 to 2001.

DEBARSHI SENGUPTA was named our Executive Vice President, Corporate Development in March 2016. Mr. Sengupta assumed our Corporate Development portfolio in 2014 as Vice President, Corporate Development and Investor Relations. From 2011 to 2014, Mr. Sengupta led Investor Relations and Financial Planning and Analysis. Mr. Sengupta joined us in 2009 as a Business Planner. From 2007 to 2009, Mr. Sengupta worked as a consumer & retail investment banker at Bank of America Securities.

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

We face risks associated with current and future acquisitions.

To achieve our strategic objectives, we have pursued and expect to continue to pursue expansion opportunities such as acquiring other businesses or assets. Expanding through acquisitions involves risks such as:

•	the incurrence of additional debt to finance the acquisition or expansion;

•	additional liabilities (whether known or unknown), including environmental or pension liabilities of the acquired business or assets;

•	risks and costs associated with integrating the acquired business or new facility into our operations;

•	the need to retain and assimilate key employees of the acquired business or assets;

•	unanticipated demands on our management, operational resources and financial and internal control systems;

•	unanticipated regulatory risks;

•	the risk of being denied the necessary licenses, permits and approvals from state, local and foreign governments, and the costs and time associated with obtaining such licenses, permits and approvals;

•	risks that we do not achieve anticipated operating efficiencies, synergies and economies of scale; and

•	risks in retaining the existing customers and contracts of the acquired business or assets.

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

Our business may be adversely affected by changes in current or future national or global economic conditions, including lower growth rates or recession, high unemployment, rising interest rates, limited availability of capital, decreases in consumer spending rates, the availability and cost of energy, and the effect of government deficit reduction, sequestration, and other austerity measures impacting the markets we serve. Any such changes could adversely affect the demand for our products or the cost and availability of our required raw materials, which can have a material adverse effect on our financial results. Adverse national and global economic conditions could, among other things:

•	make it more difficult or costly for us to obtain necessary financing for our operations, our investments and our acquisitions, or to refinance our debt;

•	cause our lenders or other financial instrument counterparties to be unable to honor their commitments or otherwise default under our financing arrangements;

•	impair the financial condition of some of our customers, thereby hindering our customers’ ability to obtain financing to purchase our products and/or increasing customer bad debts;

•	cause customers to forgo or postpone new purchases in favor of repairing existing equipment and machinery, and delay or reduce preventative maintenance, thereby reducing our revenue and/or profits;

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

We operate manufacturing facilities in eleven countries other than the United States, the largest of which are located in Belgium, China, Sweden, Brazil, Italy, Spain, United Kingdom and the Netherlands. Our international sales accounted for 40% of our 2016 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

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

•	inability to repatriate income or capital;

•	foreign ownership restrictions;

•	export regulations that could erode profit margins or restrict exports, including import or export licensing regulations;

•	trade restrictions, trade protection measures, or price controls;

•	restrictions on operations, trade practices, trade partners, and investment decisions resulting from domestic and foreign laws and regulations;

•	compliance with the U.S. Foreign Corrupt Practices Act and other similar laws;

•	burden and cost of complying with foreign laws, treaties, and technical standards and changes in those regulations;

•	transportation delays and interruptions; and

•	reductions in the availability of qualified personnel.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import.

The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and may decide to impose import duties or other restrictions on products or raw materials sourced from those countries, which may include China and other countries from which we import raw materials or in which we manufacture our products. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.

The result of the Referendum of the United Kingdom’s Membership in the European Union have created uncertainties that could have negative effects on us.

The announcement of the Referendum of the United Kingdom’s (or the U.K.) Membership in the European Union (E.U.) (referred to as Brexit), advising for the exit of the United Kingdom from the European Union, has resulted in significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against certain foreign currencies in which we conduct business. As described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars.

The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. The measures could potentially disrupt the markets we serve and may cause us to lose customers and employees. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. These uncertainties may cause our customers to closely monitor their costs and reduce their spending budget on our products and services.

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

We have invested substantial resources in certain markets where we expect growth, and our business may suffer if we are unable to achieve the growth we expect.
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

We regularly evaluate our existing operations, service capacity, and business efficiencies to determine if a realignment or restructuring could improve our results of operations or achieve some other business goal. Our realignment and restructuring initiatives are designed to result in more efficient and increasingly profitable operations. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. We incurred restructuring charges in 2014 as a result of restructuring activities which as of December 31, 2016 are substantially complete. In 2016, we implemented an optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate our strategic sourcing initiatives, and consolidate smaller facilities, and incurred restructuring charges of $12.3 million. We may incur similar charges in the future. Failure to achieve the expected cost reductions related to these restructuring initiatives could have a material adverse effect on our business and results of operations.

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

The U.S. government represented approximately 2% of our 2016 revenue, directly or through subcontracts. Our JBT AeroTech business contracts with the U.S. government and subcontracts with defense contractors conducting business with U.S. government. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government.

The laws governing U.S. government contracts differ in several respects from the laws governing private company contracts. Government contracts are highly regulated to curb misappropriation of funds and to ensure uniform policies and practices across various governmental agencies. Funding for such contracts is tied to National Defense Budgets and Procurement Programs that are annually negotiated and approved or disapproved by the U.S. Department of Defense, the Executive Branch, and the Congress. For example, if there were any shifts in spending priorities or if funding for the military cargo loader program were reduced or canceled as a result of the sequestration, policy changes, or for other reasons, the resulting loss of revenue could have a material adverse impact on our JBT AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. In particular, U.S. defense contracts are unilaterally terminable at the option of the U.S. government with compensation only for work completed and costs incurred to date. In addition, any deliverable delays under such contracts as a result of our non-performance could also have a negative impact on these contracts.

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

As of December 31, 2016, our foreign subsidiaries held $27.3 million, or 82%, of our cash and cash equivalents. While we currently intend that cash and cash equivalents held by these foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund working capital requirements, make investments, and repay debt (primarily inter-company), if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States or for the purpose of making certain strategic investments in the United States or otherwise, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to us to fund our operations or to make such strategic investment in the United States or otherwise.

Our business could suffer in the event of a work stoppage by our unionized or non-union labor force.

We employ approximately 5,000 people with approximately 3,300 located in the United States. Approximately 8% of our employees in the United States are represented by two collective bargaining agreements. The first covers most of the employees through August of 2019, and the second covers employees through December of 2017.

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

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated other comprehensive income. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Estimates – Defined Benefit Pension and Other Post-retirement Plans and Note 8. Pension and Post-Retirement and Other Benefit Plans to the Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

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

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	JBT FoodTech	271,000	Owned
Orlando, Florida	JBT AeroTech	248,000	Owned
Ogden, Utah	JBT AeroTech	240,000	Owned/Leased
Lakeland, Florida	JBT FoodTech	200,000	Owned
Sandusky, Ohio	JBT FoodTech	140,000	Owned
Stratford, Wisconsin	JBT FoodTech	160,000	Owned
Kingston, New York	JBT FoodTech	133,000	Owned
Chalfont, Pennsylvania	JBT FoodTech	67,000	Leased
Apex, North Carolina	JBT FoodTech	65,000	Owned
Russellville, Arkansas	JBT FoodTech	65,000	Owned
Riverside, California	JBT FoodTech	50,000	Leased

International:
Sint Niklaas, Belgium	JBT FoodTech	289,000	Owned
Helsingborg, Sweden	JBT FoodTech	227,000	Owned/Leased
Araraquara, Brazil	JBT FoodTech	128,000	Owned
Amsterdam, The Netherlands	JBT FoodTech	105,000	Leased
Madrid, Spain	JBT FoodTech, JBT AeroTech	88,000	Owned
Kunshan, China	JBT FoodTech, JBT AeroTech	80,000	Leased
Parma, Italy	JBT FoodTech	72,000	Owned
Shenzhen, China	JBT AeroTech	43,000	Leased
Edinburgh, Scotland	JBT FoodTech	41,000	Leased
Glinde, Germany	JBT FoodTech	41,000	Leased
Cape Town, South Africa	JBT FoodTech	38,000	Leased
Juarez, Mexico	JBT AeroTech	27,000	Leased

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 22, 2017, there were 1,661 holders of record of our common stock. Information regarding the market prices of our common stock and dividends declared for the two most recent fiscal years is provided in Note 18. Quarterly Information to our Consolidated Financial Statements.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2011 in: (i) our common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

Issuer purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2016:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2016 through October 31, 2016	—	$—	—	$25.7
November 1, 2016 through November 30, 2016	—	—	—	25.7
December 1, 2016 through December 31, 2016	—	—	—	25.7
	—	$—	—	$25.7

(1)	On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning on January 1, 2016 and continuing through December 31, 2018.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected financial and other data about us for the most recent five fiscal years. The data has been derived from our Consolidated Financial Statements. The historical Consolidated Balance Sheet data set forth below reflects the assets and liabilities that existed as of the dates presented.

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for the three years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited Consolidated Financial Statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2014, 2013, 2012 and the income statement and cash flow data for the years ended December 31, 2013 and 2012 were derived from audited financial statements that are not presented in this report.

The following financial information may not reflect what our results of operations, financial position and cash flows will be in the future. In addition, Item 1A. Risk Factors of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Revenue:
JBT FoodTech	$928.0	$725.1	$634.7	$611.1	$592.5
JBT AeroTech	422.5	383.1	350.2	323.6	325.0
Other revenue and intercompany eliminations	—	(0.9)	(0.7)	(0.5)	(0.2)
Total revenue	$1,350.5	$1,107.3	$984.2	$934.2	$917.3
Operating expenses:
Cost of sales	$969.8	$790.4	$719.5	$699.0	$684.4
Selling, general and administrative expense	236.7	207.0	183.3	166.6	158.7
Research and development expense	23.6	18.2	14.6	14.0	14.3
Restructuring expense	12.3	—	14.5	1.6	0.1
Other (income) expense, net	4.7	2.7	1.6	(0.2)	(1.1)
Operating income	103.4	89.0	50.7	53.2	60.9
Interest income	1.6	1.1	1.6	2.2	0.5
Interest expense	(11.0)	(7.9)	(7.6)	(7.6)	(7.4)
Income from continuing operations before income taxes	94.0	82.2	44.7	47.8	54.0
Provision for income taxes	26.0	26.2	13.9	13.8	16.9
Income from continuing operations	68.0	56.0	30.8	34.0	37.1
Loss from discontinued operations, net of income taxes	(0.4)	(0.1)	—	(0.9)	(0.9)
Net income	$67.6	$55.9	$30.8	$33.1	$36.2

Diluted earnings per share:
Income from continuing operations	$2.28	$1.88	$1.03	$1.15	$1.26
Net income	$2.27	$1.88	$1.03	$1.11	$1.23
Diluted weighted average shares outstanding	29.8	29.8	29.9	29.7	29.5

Cash dividends declared per common share	$0.40	$0.37	$0.36	$0.34	$0.28

Common Stock Data:
Common stock sales price range:
High	$93.55	$51.34	$33.99	$30.00	$18.20
Low	$41.35	$29.69	$25.52	$17.78	$12.76

	At December 31,
(In millions)	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$1,187.4	$876.1	$697.8	$621.2	$678.0
Long-term debt, less current portion	491.6	280.6	173.8	94.1	189.1

	Year Ended December 31,
(In millions)	2016	2015	2014	2013	2012
Other Financial Information:
Capital expenditures	$37.1	$37.7	$36.7	$29.2	$24.7
Cash flows provided by continuing operating activities	67.9	112.2	78.0	63.1	86.6
Order backlog (unaudited)	557.0	520.7	366.7	376.5	283.1

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview

We are a leading global technology solutions provider to high-value segments of the food and beverage industry with focus on proteins, liquid foods and automated system solutions. JBT designs, produces and services sophisticated products and systems for multi-national and regional customers through its FoodTech segment. JBT also sells critical equipment and services to domestic and international air transportation customers through its AeroTech segment.

In 2016, we announced the Elevate plan, a follow on to our successful Next Level strategy that was developed in 2014 to capitalize on the leadership position of our businesses and favorable macroecomonic trends. The Elevate plan is based on a four-pronged approach to deliver continued growth and margin expansion.

•
Accelerate New Product & Service Development. JBT is accelerating the development of innovative products and services to provide customers with solutions that enhance yield and productivity and reduce lifetime cost of ownership.

•	Grow Recurring Revenue. JBT is capitalizing on its extensive installed base to expand recurring revenue from aftermarket parts and services, equipment leases, consumables and airport services.

•
Execute Impact Initiatives. JBT is enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of Protein and Liquid Foods products. Additionally, our impact initiatives are designed to support the reduction in operating cost including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organization structure. In AeroTech, we plan to continue to develop advanced military product offering and leading customer support capability to service global military customers.

•
Maintain Disciplined Acquisition Program. We are also continuing our strategic acquisition program focused on companies that add complementary products, which enable us to offer more comprehensive solutions to customers, and meet our strict economic criteria for returns and synergies.

As we evaluate our operating results, we consider our key performance indicators of segment revenue, segment operating profit, the level of inbound orders and order backlog.

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

Non-GAAP Financial Measures

The results for the periods ended December 31, 2016, 2015 and 2014 include several items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Year Ended December 31,
(In millions)	2016	2015	2014
Income from continuing operations as reported	$68.0	$56.0	$30.8

Non-GAAP adjustments
Restructuring expense	12.3	—	14.5
Management succession costs	—	—	6.4
Strategy and pricing consulting	—	—	2.4

Impact on tax provision from Non-GAAP adjustments(1)	(3.9)	—	(7.5)
Adjusted income from continuing operations	$76.4	$56.0	$46.6

(In millions, except per share data)
Income from continuing operations as reported	$68.0	$56.0	$30.8
Total shares and dilutive securities	29.8	29.8	29.9
Diluted earnings per share from continuing operations	$2.28	$1.88	$1.03

Adjusted income from continuing operations	76.4	56.0	46.6
Total shares and dilutive securities	29.8	29.8	29.9
Adjusted diluted earnings per share from continuing operations	$2.56	$1.88	$1.56

(1)    Impact on tax provision was calculated using the actual rate for the relevant jurisdiction for the years ended December 31, 2016, 2015 and 2014.

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

The table below provides a reconciliation of net income to EBITDA to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2016	2015
Net income	$67.6	$55.9
Loss from discontinued operations, net of taxes	(0.4)	(0.1)
Income from continuing operations as reported	68.0	56.0
Provision for income taxes	26.0	26.2
Net interest expense	9.4	6.8
Depreciation and amortization	38.5	29.6
EBITDA	141.9	118.6

Restructuring expense	12.3	—
Adjusted EBITDA	$154.2	$118.6

The above table provides net income as adjusted by income taxes, net interest expense and depreciation and amortization expense recorded during the period to arrive at EBITDA. Further, we add back to EBITDA significant expenses that are not indicative of our ongoing operations to calculate an Adjusted EBITDA for the periods reported. Given our focus on growth through strategic acquisitions, management considers Adjusted EBITDA to be an important non-GAAP financial measure. This measure allows us to monitor business performance while excluding the impact of amortization of intangible assets, and the depreciation of fixed assets. We use Adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.

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

The non-GAAP financial measures disclosed in this Annual Report on Form 10-K are not intended to nor should they be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue	$1,350.5	$1,107.3	$984.2	$243.2	$123.1
Cost of sales	969.8	790.4	719.5	(179.4)	(70.9)
Gross profit	380.7	316.9	264.7	63.8	52.2
Selling, general and administrative expense	236.7	207.0	183.3	(29.7)	(23.7)
Research and development expense	23.6	18.2	14.6	(5.4)	(3.6)
Restructuring expense	12.3	—	14.5	(12.3)	14.5
Other (income) expense, net	4.7	2.7	1.6	(2.0)	(1.1)
Operating income	103.4	89.0	50.7	14.4	38.3
Interest income	1.6	1.1	1.6	0.5	(0.5)
Interest expense	(11.0)	(7.9)	(7.6)	(3.1)	(0.3)
Income from continuing operations before income taxes	94.0	82.2	44.7	11.8	37.5
Provision for income taxes	26.0	26.2	13.9	0.2	(12.3)
Income from continuing operations	68.0	56.0	30.8	12.0	25.2
Loss from discontinued operations, net of income taxes	(0.4)	(0.1)	—	(0.3)	(0.1)
Net income	$67.6	$55.9	$30.8	$11.7	$25.1

2016 Compared With 2015

Total revenue increased $243.2 million, or $250.4 million in constant currency, in 2016 compared to 2015. The increase was largely driven by revenue from acquisitions of $143.3 million. Organic growth of $107.1 million was also substantial with both FoodTech and AeroTech contributing organic growth rates of 10%, a reflection of higher demand for equipment and services across our businesses, success in accessing new sales opportunities with the integration of acquired businesses, and strategic value selling. Operating income increased $14.4 million, or $16.5 million in constant currency, in 2016 compared to 2015. Factors impacting operating income include:

•
Gross profit increased $63.8 million, or $67.3 million in constant currency, but declined as a percentage of revenue from 28.6% to 28.2%. The decrease in profit margins reflect lower gross profit margins contributed from businesses acquired in 2015 and 2016 which was somewhat offset by higher margins from strategic value selling.

•
Selling, general and administrative (SG&A) expenses increased by $29.7 million, or $33.0 million in constant currency, but declined as a percentage of revenue from 18.7% to 17.5%. The increase was primarily a result of higher corporate expenses of $8.0 million including costs incurred in preparation for the implementation of a new global ERP system, and investments in Next Level initiatives including global sourcing initiatives and continuous improvement projects. In addition, we incurred $8.6 million in incremental SG&A from businesses acquired during 2015 and 2016.

•	Research and development expense increased by $5.4 million from new product development primarily in FoodTech Liquid Foods, aligned with investments in newly acquired businesses.

•	Restructuring expense increased $12.3 million. We initiated an optimization program in early 2016 designed to realign certain FoodTech businesses.

•	Other (income) expense, net, increased by $2.0 million, primarily due to higher acquisition costs incurred on acquisitions pursued or completed in 2016.

Net interest expense increased by $2.6 million as a result of higher average debt balances driven by acquisitions.

Income tax expense for 2016 reflects an income tax rate of 27.6% compared to 31.9% in 2015. The decrease was driven by an increase in the R&D tax credit in 2016 compared to 2015. In addition, in 2016 we recorded $1.5 million of favorable discrete adjustments to the income tax provision, primarily reflecting a lower tax liability for fiscal year 2015.

2015 Compared With 2014

Total revenue increased $123.1 million, or $197.9 million in constant currency, in 2015 compared to 2014. The increase was mainly driven by organic growth of $105.8 million primarily in the U.S. market and to a lesser extent, the European, Latin American and Asian markets. Acquired companies contributed $87.6 million in incremental revenue. Operating income increased $38.3 million or $48.2 million in constant currency in 2015 compared to 2014 as a result of improved profitability and investments in our Next Level strategic initiatives. Factors impacting operating income include:

•
Gross profit increased $52.2 million, or $79.3 million in constant currency. This increase is a result of higher volumes combined with higher gross profit margins driven by $22.6 million in constant currency from acquisitions compared to 2014, and the benefits of improved productivity, operating efficiencies and strategic value selling.

•
Selling, general and administrative (SG&A) expenses increased by $23.7 million, or $39.8 million in constant currency. The increase was primarily a result of the addition of newly acquired businesses, as well as investments to support Next Level initiatives and higher volume activity.

•	Research and development expense increased by $3.6 million primarily to support Next Level initiatives.

•
Restructuring expense decreased $14.5 million. In the prior year, we recorded restructuring expense of $14.5 million in connection with our plan to optimize the overall JBT cost structure on a global basis.

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

Restructuring

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan included streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. We released $1.1 million of the liability during the year ended December 31, 2016 which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. Related to this plan, we recorded $0.3 million in restructuring expense, net of the release, during the year ended December 31, 2016. We do not expect to incur additional restructuring costs under this plan in 2017, and substantially all of the payments required under this plan were paid as of December 31, 2016.

From the inception of the 2014 plan in early 2014 through December 31, 2016 we have realized cumulative cost benefits of $12 million predominantly related to employee costs in the FoodTech segment. Of these savings, $8 million was reflected in Selling, General and Administrative expense and $4 million was reflected in Cost of Sales included in our consolidated statements of income. The amount and timing of these cost savings were generally consistent with our expectations. A portion of the $12 million in savings was used to fund our JBT Next Level growth initiatives. The release of the liability associated with the 2014 plan in 2016 did not have an impact on our realized cost savings because the number of employees who remained after terminations under the plan and natural attrition remained the same as our original estimates.

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and its Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is in the range of $10 million to $12 million. We released $0.7 million of the liability during the year ended December 31, 2016 which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. We recorded $10.6 million in restructuring expense, net of the release, during the year ended December 31, 2016. Remaining payments required under this plan are expected to be made during 2017 and early 2018.

To date, we have realized cumulative cost benefits of $4 million predominantly related to employee costs in the FoodTech segment during the second half of 2016 related to the 2016 optimization plan. Of these savings, approximately $3 million are reflected in Selling, General and Administrative expense and $1 million is reflected in Cost of Sales included in our consolidated statements of income. We expect to realize an additional $3 million in cost savings predominantly related to employee costs in 2017. Of these savings, we expect approximately $2 million to be reflected in Selling, General and Administrative expense, and $1 million to be reflected in Cost of Sales. We expect to realize an additional $1 million in cost savings predominantly related to employee costs in 2018, split evenly between Selling, General and Administrative expense, and Cost of Sales. We expect to invest a portion of these estimated savings in our JBT Elevate growth initiatives.

As a result of our acquisition of Tipper Tie in the fourth quarter 2016, we have recorded an additional restructuring reserve of $4.0 million, $2.6 million of which is related to an acquired restructuring plan that we have committed to completing.  The remaining $1.4 million was a restructuring charge we incurred post acquisition as we implemented a plan to consolidate certain facilities and optimize our general and administrative infrastructure.  The total estimated cost in connection with this plan is in the range of $1 million to $2 million.  We expect to realize a total of approximately $1 million in cost savings predominantly related to employee costs throughout 2017 and 2018, split evenly between the two years and also between Selling, General and Administrative expense, and Cost of Sales.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Revenue
JBT FoodTech	$928.0	$725.1	$634.7	$202.9	$90.4
JBT AeroTech	422.5	383.1	350.2	39.4	32.9
Other revenue and intercompany eliminations	—	(0.9)	(0.7)	0.9	(0.2)
Total revenue	$1,350.5	$1,107.3	$984.2	$243.2	$123.1
Income before income taxes
Segment operating profit:
JBT FoodTech	$113.2	$85.4	$72.7	$27.8	$12.7
JBT AeroTech	45.1	38.2	30.0	6.9	8.2
Total segment operating profit	158.3	123.6	102.7	34.7	20.9
Corporate items:
Corporate expense	(42.6)	(34.6)	(37.5)	(8.0)	2.9
Restructuring expense	(12.3)	—	(14.5)	(12.3)	14.5
Net interest expense	(9.4)	(6.8)	(6.0)	(2.6)	(0.8)
Total corporate items	(64.3)	(41.4)	(58.0)	(22.9)	16.6
Income from continuing operations before income taxes	94.0	82.2	44.7	11.8	37.5
Provision for income taxes	26.0	26.2	13.9	0.2	(12.3)
Income from continuing operations	68.0	56.0	30.8	12.0	25.2
Loss from discontinued operations, net of income taxes	(0.4)	(0.1)	—	(0.3)	(0.1)
Net income	$67.6	$55.9	$30.8	$11.7	$25.1

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

2016 Compared With 2015

JBT FoodTech’s revenue increased by $202.9 million, or $210.4 million in constant currency, in 2016 compared to 2015. Acquisitions contributed $143.3 million in revenue, and the remaining FoodTech business contributed $67.1 million in revenue growth, which was partially offset by $7.5 million of foreign currency translation. The key driver of organic revenue performance was higher Protein equipment and aftermarket sales and higher Liquid Foods equipment sales across all regions.

JBT FoodTech's operating profit increased by $27.8 million, or $29.2 million in constant currency, in 2016 compared to 2015. The increase was driven by higher volume, acquisitions and increased volume and profitability at Protein and Liquid Foods. Strategic value selling, sourcing savings, and other cost reduction initiatives helped drive operating profit improvement, partially offset by increased selling, general and administrative costs of $20.0 million from acquisitions and Next Level initiatives. Operating profit margin increased from 11.8% to 12.2%.

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

JBT FoodTech operating profit increased by $12.7 million, or $23.2 million in constant currency, in 2015 compared to 2014. Higher volume, strategic value selling, sourcing savings, restructuring savings and other cost reduction initiatives improved operating profit by $63.0 million. Improved profitability was partially offset by higher selling, general and administrative costs of $37.2 million, primarily a result of acquisitions, legal expenses and accruals pertaining to product-related litigation matters, and other Next Level initiatives. Operating profit margin increased from 11.5% in 2014 to 11.8% in 2015.

JBT AeroTech

2016 Compared With 2015

JBT AeroTech's revenue increased $39.4 million, or $41.0 million in constant currency, in 2016 compared to 2015. Revenues from our fixed equipment business increased $15.3 million mainly due to higher deliveries of passenger boarding bridges and related equipment to domestic airports. Revenues from our mobile equipment business increased $11.6 million primarily due to higher deliveries of ground support equipment to domestic and foreign military customers and domestic ground handlers. Revenues from our airport services business improved by $14.1 million as a result of higher revenues from new and existing maintenance contracts.

JBT AeroTech's operating profit increased $6.9 million, or $7.2 million in constant currency, in 2016 compared to 2015. Higher sales volume accounted for $8.6 million of improved profit. Lower gross profit margins resulted in a decline of $1.2 million driven largely by the absence of higher than average margins on parts and services to military customers in the prior period and a lower mix of higher margin products partly offset by improved value selling. Selling, administrative and research and development costs were flat from the prior period.

2015 Compared With 2014

JBT AeroTech's revenue increased by $32.9 million, or $37.8 million in constant currency, in 2015 compared to 2014. Revenues from our fixed equipment business increased $23.2 million primarily due to an increase in revenue from passenger boarding bridges and related equipment as a result of higher investment into global airport infrastructure. Revenues from our airport service business unit improved by $8.8 million mainly due to higher revenue from new and existing maintenance contracts. Revenues from our mobile equipment business increased $5.8 million as a result of higher shipments of cargo loaders and deicers partly offset by lower shipments of equipment and services to military customers and defense contractors.

JBT AeroTech's operating profit increased by $8.2 million, or $8.7 million in constant currency, in 2015 compared to 2014. Higher sales volume accounted for $7.1 million of the improvement and an increase in gross profit margins provided another $8.3 million of operating profit. The increase in gross profit margins was primarily driven by value selling improvements, gains in productivity and leveraging of fixed costs. Partly offseting the gross profit improvement was an increase in selling, administrative and research and development costs of $6.7 million driven primarily by investments to support future growth.

Corporate Items

2016 Compared With 2015

Corporate items increased by $22.9 million compared to 2015 driven by $12.3 million in restructuring expense incurred in 2016, $2.6 million in higher net interest expense resulting from increased borrowings, and $8.0 million in higher corporate expenses. Significant increases in corporate costs include $3.1 million in higher incentive compensation charges and $3.2 million in investments in initiatives including sourcing and continuous improvement initiatives as well as preparation for the implementation of a new global ERP system.

2015 Compared With 2014

Corporate items decreased by $16.6 million compared to 2014 driven by the restructuring charge taken in 2014 and completion of our management succession plan and strategy consulting during 2014, partially offset by higher LIFO expense and higher overall spending on our Next Level initiatives.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31, 2016 and 2015.

(In millions)	2016	2015
JBT FoodTech	$915.6	$795.8
JBT AeroTech	442.0	430.5
Other and intercompany eliminations	—	(0.9)
Total inbound orders	$1,357.6	$1,225.4

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31, 2016 and 2015.

(In millions)	2016	2015
JBT FoodTech	$325.5	$308.1
JBT AeroTech	231.5	212.6
Total order backlog	$557.0	$520.7

Order backlog in our JBT FoodTech segment at December 31, 2016 increased by $17.4 million compared to December 31, 2015. Excluding the effect of foreign exchange, FoodTech backlog increased by $23.1 million. The increase was due to higher orders in Protein related to the acquisition of C.A.T. and Tipper Tie, as well as higher Protein bookings in North America, Asia and European markets. Automated Systems also saw improvement in order activity in North America. Liquid Foods backlog decreased on lower order activity at Preservation and Sterilization projects across all regions. We expect to convert almost all of JBT FoodTech backlog at December 31, 2016 into revenue during 2017.

Order backlog in our JBT AeroTech segment at December 31, 2016 increased by $18.9 million compared to December 31, 2015. The increase was due to higher orders for fixed equipment partially offset by lower orders for mobile equipment. We expect to convert approximately 70% of the JBT AeroTech backlog at December 31, 2016 into revenue during 2017.

Seasonality

We experience seasonality in our operating results. Historically, our revenues and operating income have been lower in the first quarter and highest in the fourth quarter as a result of our customers' purchasing trends.
Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of December 31, 2016, or cash plus borrowing capacity under our credit facilities, after giving effect to the temporary increase in the permitted leverage ratio described under "Financing Arrangements", was $233.1 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of December 31, 2016, we had $33.2 million of cash and cash equivalents, $27.3 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

As noted above, funds held outside of the U.S. are considered permanently invested in our non-U.S. subsidiaries. At times, these foreign subsidiaries have cash balances that exceed their immediate working capital or other cash needs. In these circumstances, the foreign subsidiaries may loan funds to the U.S. parent company on a temporary basis; the U.S. parent company has in the past and may in the future use the proceeds of these temporary intercompany loans to reduce outstanding borrowings under our committed credit facilities. By using available non-U.S. cash to repay our debt on a short-term basis, we can optimize our leverage ratio, which has the effect of lowering our interest costs.

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at December 31, 2016 was $12.8 million. During 2016, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2016 and continuing through December 31, 2018. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future equity compensation awards. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2016:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$499.2	$7.1	$—	$492.1	$—
Interest payments on long-term debt (b)	44.3	10.4	31.3	2.6	—
Operating leases	22.3	6.3	7.4	4.9	3.7
Amounts due sellers from acquisitions (c)	13.0	7.0	6.0	—	—
Unconditional purchase obligations (d)	50.6	49.2	1.4	—	—
Pension and other post-retirement benefits (e)	14.0	14.0	—	—	—
Total contractual obligations	$643.4	$94.0	$46.1	$499.6	$3.7

(a)
Our available long-term debt is dependent upon our compliance with covenants described under the heading “Financing Arrangements” later in Item 7. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements and could accelerate our obligation to repay the amount due. We are in compliance with all debt covenants as of December 31, 2016.

(b)	Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2016.

(c)
We have obligations to make $1.0 million of contingent purchase price payments to the sellers of Novus and Formcook that were deferred in conjunction with the acquisitions, subject to certain conditions specified in the definitive transaction documents. We also have an obligation to make $12.0 million of holdback payments to the sellers of C.A.T. that was acquired in the fourth quarter 2016, subject to certain conditions specified in the definitive transaction documents.

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

(e)	This amount reflects planned contributions in 2017 to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

The following is a summary of other off-balance sheet arrangements at December 31, 2016:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$25.5	$21.5	$3.8	$—	$0.2
Surety bonds	167.5	89.9	46.6	31.0	—
Total other off-balance sheet arrangements	$193.0	$111.4	$50.4	$31.0	$0.2

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

Cash Flows

Cash flows for each of the years in the three-year period ended on December 31, 2016 were as follows:

(In millions)	2016	2015	2014
Cash provided by continuing operating activities	$67.9	$112.2	$78.0
Cash required by continuing investing activities	(266.8)	(185.1)	(126.6)
Cash provided by financing activities	194.9	83.9	61.9
Cash required by discontinued operations	(0.5)	(0.3)	(0.3)
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(6.8)	(9.1)
Increase (decrease) in cash and cash equivalents	$(4.0)	$3.9	$3.9

2016 Compared with 2015

Cash flows provided by continuing operating activities in 2016 were $67.9 million, representing a $44.3 million decrease compared to 2015. The change in the operating cash flows is driven primarily by a decrease in advance payments and progress billings, an increase in inventory, as well as an increase in trade receivables due to timing of customer payments. These decreases in operating cash flow were partially offset by higher income in 2016 compared to 2015.

Cash required by investing activities during 2016 was $266.8 million, representing a $81.7 million increase compared to 2015. The change was due primarily to larger investments in acquired companies, where we invested $232.0 million on acquisitions completed during 2016 compared to acquisition costs in 2015 of $150.9 million.

Cash flows provided by financing activities in 2016 were $194.9 million, representing a $111.0 million increase compared to 2015. The change in financing cash flows was primarily driven by borrowings against our revolving credit facility to provide the funding required for the acquisitions completed during 2016.

2015 Compared with 2014

Cash flows provided by continuing operating activities in 2015 were $112.2 million, representing a $34.2 million increase compared to 2014. The change in the operating cash flows is attributable to higher income combined with more than $10 million in improved working capital cash flows due to higher advanced payments and accounts payables, and lower inventory.

Cash required by investing activities during 2015 was $185.1 million, representing a $58.5 million increase compared to 2015. The change was due primarily to increased acquisition costs, where we invested $150.9 million on acquisitions completed during 2015 compared to acquisition costs in 2014 of $91.3 million.

Cash flows provided by financing activities in 2015 were $83.9 million compared to cash flows provided by financing activities of $61.9 million in 2015. The change in financing cash flows was primarily driven by borrowings under our credit facilities to provide the funding required for the acquisitions completed during 2015.

Financing Arrangements

We have a $600.0 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, that matures in February 2020. This revolving credit facility permits borrowings in the U.S. and in the Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The Credit Agreement evidencing the facility contains customary representations, warranties, and covenants, including a maximum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of December 31, 2016 we had $342.1 million drawn on the revolving credit facility at a weighted-average interest rate of 2.11%.

On October 20, 2016, we modified the Credit Agreement to obtain an incremental term loan in the aggregate principal amount of $150.0 million, utilizing a portion of the expansion feature in the Credit Agreement. The term loan bears interest on the same fully funded terms as the revolving credit facility and matures in February 2020. As of December 31, 2016 the weighted-average interest rate on the term loan was 2.14%.

We are required to make mandatory prepayments, subject to certain exceptions, of the term loan with the net cash proceeds of (i) any issuance or other incurrence of indebtedness not otherwise permitted under the Credit Agreement and (ii) certain sales or other dispositions of assets subject to certain exceptions and thresholds. We are required to repay the term loan in quarterly principal installments of $1.9 million beginning on March 31, 2018, with a balloon payment at maturity to pay the remaining outstanding balance.

The Credit Agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of December 31, 2016, we were in compliance with all covenants in the Credit Agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all. In February 2017, we exercised our option to temporarily increase the maximum allowable leverage ratio under the Credit Agreement from 3.5x to 4.0x. The leverage ratio increase option is available for the first quarter end after we complete a permitted acquisition with a purchase price in excess of $100 million. Our exercise of the leverage ratio increase option has the effect of temporarily increasing the amount we are able to borrow under the revolving credit facility. This temporary increase will be in effect through and including the quarter ending September 30, 2017.

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

During 2014, the Brazilian subsidiary entered into a Brazilian real denominated loan with an outstanding balance of BRL 4.8 million ($1.5 million) as of December 31, 2016, that bears an annual interest rate of 8.0%. The first payment on this loan was made on November 15, 2015, with equal monthly payments required for 24 months thereafter.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on foreign currency exchange in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Four of our wholly owned subsidiaries have short term credit facilities that allow us to borrow up to $12 million in China, which mature on June 30, 2017. We had $4.4 million in borrowings under the credit facilities in China as of December 31, 2016. Our wholly-owned subsidiary in India has a short term credit facility that allows us to borrow up to $2.3 million. As of December 31, 2016, we had no outstanding amount borrowed under this credit facility.

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
In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have not demonstrated usage within the most recent three-year period. This list is then reviewed by management personnel to determine whether this list of potential excess or obsolete inventory items have orders or expected demand in the near term. The remaining items on the candidate listing are written down to their estimated net realizable value. Inherent in the estimates of net realizable value are estimates related to our future manufacturing schedules, customer demand, possible alternative uses, and ultimate realization of potentially excess inventory.
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

We completed our annual goodwill impairment test as of October 31, 2016 using a quantitative assessment approach. As a result of this assessment we noted that the fair value of each reporting unit substantially exceeds its carrying value and therefore none of our goodwill was impaired.

Self-Insurance Reserves

We purchase third-party insurance for employee healthcare, workers’ compensation, automobile, product and general liability claims that exceed a certain level. We are responsible for the payment of claims below the limits of the applicable insurance coverage. The obligations associated with the incurred losses are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for medical costs, industry data, legal actions, as well as changes in actual claim experience, could cause these estimates to change which could potentially be material to our results of operations and financial condition.

Income Taxes

In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe is more likely than not of being realized based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

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

Our accrued pension and other post-retirement benefits liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams.  The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 86% of all pension plan obligations, was 4.3% in 2016, 4.6% in 2015 and 4.3% in 2014. A decrease of 50 basis points in the discount rate used in our calculation would increase our projected benefit obligation by $18 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96% of all pension plan assets, was 7.0% for 2016, 7.25% for 2015 and 8.0% for 2014. For 2017, the rate is expected to be 6.75%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by $1.3 million (pre-tax).

See Note 8. Pension and Post-Retirement and Other Benefit Plans of the notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion of our assumptions and the amounts reported in the Consolidated Financial Statements.

Recently Adopted Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying Presentation of Debt Issuance Costs. The core principle of the ASU is that an entity should present debt issuance costs as a direct deduction from the face amount of that debt in the balance sheet similar to the manner in which a debt discount or premium is presented, and not reflected as a deferred charge or deferred credit. The ASU requires additional disclosure about the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line item (that is, the debt issuance cost asset and the debt liability). The new standard becomes effective for us as of January 1, 2016, and requires retrospective implementation in which the balance sheet of each individual period presented is to be adjusted to reflect the period-specific effects of applying the new guidance. Subsequent to the issuance of ASU 2015-03 the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified by the FASB in ASU 2015-15. This guidance, which clarifies the exclusion of line-of-credit arrangements from the scope of ASU 2015-03, is effective upon adoption of ASU 2015-03. This guidance became effective for us as of January 1, 2016. On October 20, 2016 we modified the Credit Agreement to provide for an incremental term loan in the aggregate principal amount of $150.0 million, utilizing a portion of its expansion feature. We incurred $0.5 million in debt issuance costs associated with this term loan that are showed as a reduction to long-term debt on the balance sheet and accompanying notes. Prior to entering into this term loan this guidance had no effect on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The ASU applies to cloud computing arrangements including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements, and was issued to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU provides guidance about whether the arrangement includes a software license. The core principle of the ASU is that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance did not change U.S. GAAP for a customer’s accounting for service contracts. This guidance became effective for us as of January 1, 2016 and there was no effect on our consolidated financial statements and related disclosures.

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

Recently Issued Accounting Standards Not Yet Adopted

Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), plus a number of related statements designed to clarify and interpret Topic 606. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for us as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016, and allows for both retrospective and modified-retrospective methods of adoption. The Company does not plan to early adopt the standard. We have preliminarily concluded that we will apply the retrospective transition method to adopt Topic 606, applying the allowed practical expedients, and restating our consolidated financial statements for 2016 and 2017. We are complete with our gap assessment and have determined that we will qualify for over-time recognition for a large portion of our manufactured equipment as well as refurbishments. To the extent we begin recognizing revenue over time in the future, we believe this will result in an acceleration of revenue as compared to our current revenue recognition methodology of recognizing revenue at a point in time. We are continuing to quantify the impact of this change, and are in the process of executing our implementation plan.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The new guidance was developed as part of the FASB’s simplification initiative. The core principle of the ASU requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. However, early adoption is permitted. The Company anticipates the adoption in the effective period. While we are still evaluating the impact, there were

278,316 awards that vested in January of 2017. Utilizing the stock price as of January 3, 2017 we will have $5.8 million in incremental tax benefit reported in earnings during the first quarter 2017.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The core principle of the ASU is to clarify the definition of a business to require certain transactions to be accounted for as business combinations versus an acquisition of assets.. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted for transactions that have occurred prior to the issuance of this update, but have not yet been disclosed in previous financial statements. The Company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance will simplify the accounting for goodwill impairment. The core principle of the ASU is to remove the requirement to calculate an implied fair value to determine impairment (Step 2 of the goodwill impairment test) and allow instead for goodwill impairment to equal the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019. However, early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company anticipates the adoption in the effective period and we do not anticipate that the ASU will have a material effect on our consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2016 and 2015, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business..

Foreign Currency Exchange Rate Risk

During 2016, our foreign subsidiaries generated 32% of our revenue, the largest component of which was our operations in Sweden which generated 9% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by $1.4 million (pre-tax) as of December 31, 2016. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $492.1 million in variable rate debt outstanding at December 31, 2016. A hypothetical 10% adverse movement in the interest rate would not significantly impact the annual interest expense.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an increase of $2.6 million in the net fair value of our interest rate swaps at December 31, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of John Bean Technologies Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2017

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2016	2015	2014
Revenue:
Product revenue	$1,133.1	$957.8	$857.5
Service revenue	217.4	149.5	126.7
Total revenue	1,350.5	1,107.3	984.2
Operating expenses:
Cost of products	803.8	676.2	625.7
Cost of services	166.0	114.2	93.8
Selling, general and administrative expense	236.7	207.0	183.3
Research and development expense	23.6	18.2	14.6
Restructuring expense	12.3	—	14.5
Other expense, net	4.7	2.7	1.6
Operating income:	103.4	89.0	50.7
Interest income	1.6	1.1	1.6
Interest expense	(11.0)	(7.9)	(7.6)
Income from continuing operations before income taxes	94.0	82.2	44.7
Provision for income taxes	26.0	26.2	13.9
Income from continuing operations	68.0	56.0	30.8
Loss from discontinued operations, net of income taxes	(0.4)	(0.1)	—
Net income	$67.6	$55.9	$30.8

Basic earnings per share:
Income from continuing operations	$2.31	$1.90	$1.04
Loss from discontinued operations	(0.01)	(0.01)	—
Net income	$2.30	$1.89	$1.04
Diluted earnings per share:
Income from continuing operations	$2.28	$1.88	$1.03
Loss from discontinued operations	(0.01)	—	—
Net income	$2.27	$1.88	$1.03
Dividends declared per share	$0.40	$0.37	$0.36
Weighted average shares outstanding:
Basic	29.4	29.5	29.5
Diluted	29.8	29.8	29.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2016	2015	2014
Net income	$67.6	$55.9	$30.8
Other comprehensive income (loss)
Foreign currency translation adjustments	(5.7)	(21.9)	(20.6)
Pension and other post-retirement benefits adjustments, net of tax	(4.8)	(7.4)	(36.4)
Derivatives designated as hedges, net of tax	0.7	(0.8)	—
Other comprehensive income (loss)	(9.8)	(30.1)	(57.0)
Comprehensive income (loss)	$57.8	$25.8	$(26.2)

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2016	December 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$33.2	$37.2
Trade receivables, net of allowances of $3.1 and $2.1, respectively	260.5	212.5
Inventories	139.6	104.9
Other current assets	51.7	41.6
Total current assets	485.0	396.2
Property, plant and equipment, net of accumulated depreciation of $238.0 and $223.8, respectively	210.2	181.1
Goodwill	239.5	152.5
Intangible assets, net	186.0	86.8
Deferred income taxes	35.0	32.0
Other assets	31.7	27.5
Total Assets	$1,187.4	$876.1

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt and current portion of long-term debt	$7.1	$2.2
Accounts payable, trade and other	135.7	110.7
Advance and progress payments	110.5	115.8
Accrued payroll	49.1	45.8
Other current liabilities	90.6	78.6
Total current liabilities	393.0	353.1
Long-term debt, less current portion	491.6	280.6
Accrued pension and other post-retirement benefits, less current portion	86.1	90.7
Other liabilities	36.8	22.0
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2016 or 2015	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2016: 29,316,041 issued, and 29,156,847 outstanding; 2015: 29,316,041 issued and 29,147,380 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2016: 159,194; and 2015: 168,661 shares	(7.2)	(6.1)
Additional paid-in capital	77.2	71.6
Retained earnings	266.6	211.1
Accumulated other comprehensive loss	(157.0)	(147.2)
Total Stockholders' Equity	179.9	129.7
Total Liabilities and Stockholders' Equity	$1,187.4	$876.1

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$67.6	$55.9	$30.8
Loss from discontinued operations, net of income taxes	0.4	0.1	—
Income from continuing operations	68.0	56.0	30.8
Adjustments to reconcile net income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	25.4	20.0	19.1
Amortization	13.1	9.6	6.2
Stock-based compensation	9.9	7.2	7.3
Pension and other post-retirement benefits expense	(1.0)	(1.4)	2.7
Deferred income taxes	(0.1)	5.8	4.9
Other	(0.7)	0.1	(0.9)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(29.0)	(11.3)	9.8
Inventories	(2.9)	15.6	7.7
Accounts payable, trade and other	16.1	10.4	2.1
Advance payments and progress billings	(17.0)	26.9	1.4
Accrued pension and other post-retirement benefits, net	(10.5)	(14.3)	(19.9)
Other assets and liabilities, net	(3.4)	(12.4)	6.8
Cash provided by continuing operating activities	67.9	112.2	78.0
Net cash required by discontinued operating activities	(0.5)	(0.3)	(0.3)
Cash provided by operating activities	67.4	111.9	77.7
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(232.0)	(150.9)	(91.3)
Capital expenditures	(37.1)	(37.7)	(36.7)
Proceeds from disposal of assets	2.3	1.5	1.4
Proceeds from property available for sale	—	2.0	—
Cash required by investing activities	(266.8)	(185.1)	(126.6)
Cash Flows From Financing Activities:
Net increase (decrease) in short-term debt	0.9	(1.5)	1.5
Proceeds from short-term foreign credit facilities	15.3	—	—
Payments of short-term foreign credit facilities	(11.0)	—	—
Cash provided by refinancing credit facility	—	183.7	—
Cash payments to settle existing credit facility	—	(183.7)	—
Net borrowings (payments) on credit facilities	62.4	184.3	77.5
Issuance of long-term debt	149.5	—	4.5
Cash payments to settle private placement debt	—	(75.0)	—
Repayment of long-term debt	(2.0)	(1.4)	(5.6)
Excess tax benefits	1.5	2.2	1.0
Tax witholdings on stock-based compensation awards	(2.6)	(5.8)	(3.6)
Purchase of treasury stock	(4.3)	(7.7)	(2.8)
Dividends	(11.8)	(11.2)	(10.7)
Other	(3.0)	—	0.1
Cash provided by financing activities	194.9	83.9	61.9
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(6.8)	(9.1)
Increase (decrease) in cash and cash equivalents	(4.0)	3.9	3.9
Cash and cash equivalents, beginning of period	37.2	33.3	29.4
Cash and cash equivalents, end of period	$33.2	$37.2	$33.3
Supplemental Cash Flow Information:
Interest paid	$10.4	$7.7	$7.7
Income taxes paid	25.8	13.8	8.2
Acquisition - deferred consideration (non-cash)	12.0	—	—

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Equity
December 31, 2013	$0.3	$—	$67.7	$146.5	$(60.1)	$154.4
Net income	—	—	—	30.8	—	30.8
Issuance of common stock	—	1.3	(1.3)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(3.6)	—	—	(3.6)
Excess tax benefits on stock-based payment arrangements	—	—	1.0	—	—	1.0
Dividends on stock-based payment arrangements	—	—	—	(0.4)	—	(0.4)
Common stock cash dividends	—	—	—	(10.5)	—	(10.5)
Share repurchases	—	(2.8)	—	—	—	(2.8)
Foreign currency translation adjustments	—	—	—	—	(20.6)	(20.6)
Pension and other post-retirement liability adjustments, net of income taxes of $21.9	—	—	—	—	(36.4)	(36.4)
Stock-based compensation expense	—	—	7.3	—	—	7.3
December 31, 2014	0.3	(1.5)	71.1	166.4	(117.1)	119.2
Net income	—	—	—	55.9	—	55.9
Issuance of common stock	—	3.1	(3.1)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(5.8)	—	—	(5.8)
Excess tax benefits on stock-based payment arrangements	—	—	2.2	—	—	2.2
Dividends on stock-based payment arrangements	—	—	—	(0.4)	—	(0.4)
Common stock cash dividends	—	—	—	(10.8)	—	(10.8)
Share repurchases	—	(7.7)	—	—	—	(7.7)
Foreign currency translation adjustments	—	—	—	—	(21.9)	(21.9)
Derivatives designated as hedges, net of income taxes of $0.6	—	—	—	—	(0.8)	(0.8)
Pension and other post-retirement liability adjustments, net of income taxes of $5.5	—	—	—	—	(7.4)	(7.4)
Stock-based compensation expense	—	—	7.2	—	—	7.2
December 31, 2015	0.3	(6.1)	71.6	211.1	(147.2)	129.7
Net income	—	—	—	67.6	—	67.6
Issuance of common stock	—	3.2	(3.2)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(2.6)	—	—	(2.6)
Excess tax benefits on stock-based payment arrangements	—	—	1.5	—	—	1.5
Dividends on stock-based payment arrangements	—	—	—	(0.4)	—	(0.4)
Common stock cash dividends	—	—	—	(11.7)	—	(11.7)
Share repurchases	—	(4.3)	—	—	—	(4.3)
Foreign currency translation adjustments	—	—	—	—	(5.7)	(5.7)
Derivatives designated as hedges, net of income taxes of $0.4	—	—	—	—	0.7	0.7
Pension and other post-retirement liability adjustments, net of income taxes of ($1.8)	—	—	—	—	(4.8)	(4.8)
Stock-based compensation expense	—	—	9.9	—	—	9.9
December 31, 2016	$0.3	$(7.2)	$77.2	$266.6	$(157.0)	$179.9

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

Capitalized software costs
Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $12.3 million and $8.1 million at December 31, 2016 and 2015, respectively. These software costs include the amount paid for purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

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

We completed our annual goodwill impairment test as of October 31, 2016 using a quantitative assessment approach. As a result of this assessment we noted that the fair value of each reporting unit exceeds its carrying value and therefore we determined that none of our goodwill was impaired.

Intangible assets
Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from less than 1 year to 15 years. We have determined the trade names for our recently acquired businesses of CAT and Tipper Tie have indefinite lives.

The carrying values of intangible assets with indefinite lives are reviewed for recoverability on a quarterly basis. The facts and circumstances considered include an assessment of the recoverability of the cost of intangible assets from future cash flows to be derived from the use of the asset. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment.

Intangible assets with finite useful lives are subject to amortization over the expected period of economic benefit to us. We evaluate whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

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

Revenue recognition
For most of our products we recognize revenue when we have an agreement with the customer, the product has been delivered to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

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

Progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $63.0 million and $61.5 million at December 31, 2016 and 2015, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance and progress payments on the consolidated balance sheets. All unbilled trade payables are accrued in other current liabilities when revenue is recognized. Unbilled trade payables were $8.3 million and $7.8 million at December 31, 2016 and 2015, respectively.

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

Derivative financial instruments
Derivatives are recognized in the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. We do not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive loss, depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

In the consolidated statements of income, earnings from foreign currency derivatives related to sales and remeasurement of sales-related assets, liabilities and contracts are recorded in revenue, while earnings from foreign currency derivatives related to purchases and remeasurement of purchase-related assets, liabilities and contracts are recorded in cost of sales. Earnings from foreign currency derivatives related to cash management of foreign currencies throughout the world and remeasurement of cash are recorded in other income (expense), net.

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

Recently Issued Accounting Standards Not Yet Adopted

Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), plus a number of related statements designed to clarify and interpret Topic 606. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for us as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016, and allows for both retrospective and modified-retrospective methods of adoption. The Company does not plan to early adopt the standard. We have preliminarily concluded that we will apply the retrospective transition method to adopt Topic 606, applying the allowed practical expedients, and restating our consolidated financial statements for 2016 and 2017. We are complete with our gap assessment and have determined that we will qualify for over-time recognition for a large portion of our manufactured equipment as well as refurbishments. To the extent we begin recognizing revenue over time in the future, we believe this will result in an acceleration of revenue as compared to our current revenue recognition methodology of recognizing revenue at a point in time. We are continuing to quantify the impact of this change, and are in the process of executing our implementation plan.

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
NOTE 2. ACQUISITIONS

Consistent with our growth strategy, we completed several acquisitions during 2016 and 2015 focused on strengthening our Protein and Liquid Foods portfolios.

Fiscal year 2016

Tipper Tie, Inc.

On November 1, 2016, John Bean Technologies Corporation acquired the shares of Tipper Tie, Inc. ("Tipper Tie"), headquartered in Apex, North Carolina, for $156.5 million, which is net of cash acquired of $2.4 million. Tipper Tie is a leading provider of engineered processing and packaging solutions, and related consumables to the food industry and has four manufacturing facilities around the world. This acquisition, along with other recently completed acquisition of C.A.T., greatly strengthens JBT's Protein portfolio and our ability to provide complete solutions to customers.

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and revenue enhancement synergies coupled with the assembled workforce acquired. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. We are currently assessing the amount of goodwill that we expect to be deductible for tax purposes.

Acquisition-related transaction costs totaling $1.9 million were recognized in the FoodTech segment results as Selling, General and Administrative expense in the consolidated statements of income at the time they were incurred.

Because the transaction was completed on November 1, 2016, the purchase accounting is preliminary as the final review of intangible asset, valuation of income tax balances, valuation of certain working capital balances and residual goodwill related to this acquisition is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Tipper Tie:

(In millions)
Other assets acquired	$29.6
Inventories	17.0
Property, plant and equipment	17.4
Other identifiable intangible assets	66.3
Deferred taxes	(5.6)
Other liabilities assumed	(20.1)
Total identifiable net assets	$104.6

Total purchase price	$158.9

Goodwill	$54.3

The customer relationships and technology will be amortized over their estimated useful lives of fourteen and ten years, respectively. The tradename has been identified as an indefinite lived intangible asset and will be reviewed annually for impairment.

Cooling and Applied Technologies, Inc.

On October 14, 2016, John Bean Technologies Corporation acquired substantially all of the assets and assumed certain liabilities of Cooling & Applied Technology, Inc. (“C.A.T.”), an Arkansas based corporation for $84.2 million. This includes a holdback amount of $12.0 million, subject to certain conditions specified in the definitive transaction documents, to be paid in two equal installments on December 31, 2017 and 2018. C.A.T. is is a leading manufacturer of value-added food solutions, primarily for the poultry industry. This acquisition, along with the recently completed acquisition of Tipper Tie greatly strengthens JBT's Protein portfolio and our ability to provide complete solutions to customers.

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and revenue enhancement synergies coupled with the assembled workforce acquired. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. We are currently assessing the amount of goodwill that we expect to be deductible for tax purposes.

Acquisition-related transaction costs totaling $0.8 million were recognized in the Foodtech segment results as Selling, General and Administrative expense in the consolidated statements of income at the time they were incurred.

Because the transaction was completed on October 14, 2016, the purchase accounting is preliminary as the final review of the intangible assets, valuation of income tax balances and residual goodwill related to this acquisition is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for C.A.T.:

(In millions)
Other assets acquired	$3.6
Inventories	16.4
Property, plant and equipment	2.9
Other identifiable intangible assets	48.0
Liabilities assumed	(14.6)
Total identifiable net assets	$56.3

Cash consideration paid	$72.2
Payments due to seller	12.0
Total purchase price	$84.2

Goodwill	$27.9

The customer relationships, technology and non-compete agreements will be amortized over their estimated useful lives of fifteen, twelve and five years, respectively. The tradename has been identified as an indefinite lived intangible asset and will be reviewed annually for impairment.

The combined revenue and earnings for both Tipper Tie and C.A.T. during the period ending December 31, 2016 was $33.3 million and $0.3 million, respectively.

Novus X-Ray

During the first quarter of 2016, JBT Corporation acquired certain assets and liabilities of Novus X-ray. Novus X-ray specializes in the manufacture of modular X-ray systems, allowing us to enter the growing market for automated food inspection equipment. This transaction was accounted for as a business combination. The purchase price was $3.3 million. While the acquisition was not material to our 2016 results, it is strategically important to our efforts to strengthen our Protein portfolio.

Pro forma Financial Information (unaudited)

The following information reflects the results of JBT’s operations for the years ended December 31, 2016 and 2015 on a pro forma basis as if the acquisitions of Tipper Tie and C.A.T. had been completed on January 1, 2015. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the companies, amortization expense related to acquire intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets and the related tax impact associated with the incremental interest costs and amortization and depreciation expense. The following unaudited pro forma information includes $4.3 million of additional expense related to the fair value adjustment of inventories.

(In millions, except per share data)	2016	2015
Revenue
Pro forma	$1,460.1	$1,258.5
As reported	1,350.5	1,107.3
Net Earnings
Pro forma	74.8	63.9
As reported	68.0	56.0
Net earnings from continuing operations per share
Pro forma
Basic	2.54	2.17
Fully diluted	2.51	2.15
As reported
Basic	2.31	1.90
Fully diluted	2.28	1.88

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what our consolidated results of operations would have been had the transactions actually occurred as of January 1, 2015, and does not purport to project our future consolidated results of operations.

Fiscal year 2015

A&B Process Systems

On October 1, 2015, John Bean Technologies Corporation acquired the shares of A&B Process Systems ("A&B"), located in Stratford, WI, for $103 million, which includes a $3.0 million earnout and a working capital adjustment of $0.1 million. We have determined that the goodwill amount that is deductible for tax purposes is $60.3 million.

During the quarter ended March 31, 2016, we refined our estimates of the customer relationship by ($0.9 million), tradename by ($0.4 million), technological know-how for skidded systems by ($0.2 million), backlog by ($0.1 million), and noncompete agreements by ($0.1 million). The impact of these adjustments was reflected as an increase in goodwill of $1.8 million, and resulted in an immaterial impact to the consolidated statement of income. No other refinements of the valuation occurred as of December 31, 2016.

The following table summarizes the fair values recorded for the assets acquired and liabilities assumed for A&B:

(In millions)
Other assets acquired	$21.6
Inventories	1.0
Property, plant and equipment	18.1
Other identifiable intangible assets	25.0
Liabilities assumed	(16.0)
Total identifiable net assets	$49.7

Total purchase price	103.0

Goodwill	$53.3

The customer relationships and tradename will be amortized over their estimated useful lives of eight and fourteen years, respectively. Technological know-how for skidded systems and tanks & vessels will be amortized over their terms of six and nine years, respectively. The noncompete agreements will be amortized over the contractual life of five years, and backlog was amortized over six months, consistent with the completion of backlog.

The A&B purchase agreement includes a requirement to make an additional payment of $3.0 million to the sellers that was contingent upon exceeding an earnings target for the period from May 1, 2015 through April 30, 2016. The contractual obligation associated with the contingent earnout provision recognized on the acquisition date was $3.0 million, which was included in Other Current Liabilities on the Consolidated Balance Sheet prior to payment. Had the earnings target not been achieved, the payment would have been $0. However, the agreed upon financial targets were met and the Company made the $3.0 million payment to the sellers in the fourth quarter of 2016.

Stork Food and Dairy Systems B.V.

On July 31, 2015, John Bean Technologies Corporation and its wholly-owned subsidiary John Bean Technologies Europe B.V. acquired the shares of Stork Food & Dairy Systems, B.V. (“SFDS”), located in Amsterdam, The Netherlands for $50.7 million, which is net of cash acquired of $1.1 million.

During the quarter ended June 30, 2016, we finalized our estimates of the customer relationships and patents, resulting in a reduction in value of $2.0 million and $1.0 million, respectively. We also increased other liabilities by $1.1 million. These changes resulted in an increase to deferred tax assets of $0.5 million and a decrease to deferred tax liabilities $0.6 million. The impact of these adjustments was reflected as an increase in goodwill of $3.0 million and resulted in an immaterial impact to the consolidated statement of income. No further refinements of the valuation occurred as of December 31, 2016.

The following table summarizes the fair values recorded for the assets acquired and liabilities assumed for SFDS:

(In millions)
Other assets acquired	$23.0
Inventories	4.8
Property, plant and equipment	9.8
Other identifiable intangible assets	5.2
Deferred taxes	(2.7)
Liabilities assumed	(28.1)
Total identifiable net assets	$12.0

Total purchase price	$51.8

Goodwill	$39.8

We also revised the estimated useful life and amortization period associated with customer relationships from fifteen years to eight years during the quarter ended June 30, 2016. Patents and the tradename will continue to be amortized over their estimated useful lives of seven years and three months, respectively.
NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2016	2015
Raw materials	$62.9	$55.0
Work in process	57.3	36.8
Finished goods	86.2	81.8
Gross inventories before LIFO reserves and valuation adjustments	206.4	173.6
LIFO reserves and valuation adjustments	(66.8)	(68.7)
Net inventories	$139.6	$104.9

Inventories accounted for under the LIFO method totaled $119.1 million and $105.2 million at December 31, 2016 and 2015, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $47.9 million at December 31, 2016 and $47.5 million at December 31, 2015.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2016	2015
Land and land improvements	$14.7	$10.6
Buildings	92.7	87.6
Machinery and equipment	326.0	293.6
Construction in process	14.8	13.1
	448.2	404.9
Accumulated depreciation	(238.0)	(223.8)
Property, plant and equipment, net	$210.2	$181.1
NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2015	$61.4	$7.8	$69.2
Acquisitions	85.0	—	85.0
Currency translation	(1.6)	(0.1)	(1.7)
Balance as of December 31, 2015	144.8	7.7	152.5
Acquisitions	90.1	—	90.1
Currency translation	(3.1)	—	(3.1)
Balance as of December 31, 2016	$231.8	$7.7	$239.5

The components of intangible assets as of December 31, were as follows:

	2016		2015
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$141.5	$21.5	$70.8	$15.9
Patents and acquired technology	64.8	24.5	35.4	23.5
Tradenames(1)	27.6	8.4	19.5	7.8
Other	14.8	8.3	13.8	5.5
Total intangible assets	$248.7	$62.7	$139.5	$52.7

(1)	Includes $9.5 million of indefinite lived intangibles acquired as part of the acquisitions completed in the fourth quarter of 2016. See Note 2. Acquisitions for additional details.

Intangible asset amortization expense was $10.9 million, $7.1 million, and $3.9 million for 2016, 2015 and 2014, respectively. Annual amortization expense for intangible assets is estimated to be $13.7 million in 2017, $13.4 million in 2018, $13.3 million in 2019, $13.0 million in 2020 and $12.6 million in 2021.
NOTE 6. DEBT

Our short-term debt consists of borrowings under short-term credit facilities entered into by our wholly-owned subsidiaries in China and India. The Chinese short-term credit facilities, which mature on June 30, 2017, allow us to borrow up to a total of $12 million.We had $4.4 million in borrowings under the credit facilities in China as of December 31, 2016, and no borrowings under the credit facilities in China as of December 31, 2015. The Indian credit facility allows us to borrow up to a total of $2.3 million; we had no borrowings outstanding as of December 31, 2016 and 2015.

Five-year Revolving Credit Facility and Term Loan

We have a five-year $600.0 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent. This revolving credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio.

We are required to make periodic interest payments on the borrowed amounts and to pay an annual facility fee ranging from 15.0 to 30.0 basis points, depending on our leverage ratio. As of December 31, 2016 we had $342.1 million drawn on the revolving credit facility at a weighted-average interest rate of 2.11%. On October 20, 2016 we modified the Credit Agreement to provide for an incremental term loan in the aggregate principal amount of $150.0 million, utilizing a portion of the expansion feature in the Credit Agreement. As of December 31, 2016 we had $150.0 million borrowed under the term loan at a weighted average interest rate of 2.14%.

During 2014, the Brazilian subsidiary entered into a Brazilian real denominated loan with an outstanding balance of BRL 4.8 million ($1.5 million) as of December 31, 2016, that bears an annual interest rate of 8.0%. The first payment on this loan was made on November 15, 2015, with equal monthly payments required for 24 months thereafter.

Our credit facility includes restrictive covenants that, if not met, could lead to renegotiation of our credit facility, a requirement to repay our borrowings, and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, and limitations on payments made to stockholders.

Our debt as of December 31, consisted of the following:

(In millions)	Interest Rate at December 31, 2016	Maturity Date	2016	2015
Short-term borrowings
Foreign credit facilities	5.1%	June 30, 2017	$4.4	$—
Other	1.8%		1.2	0.4
Total short-term borrowings			$5.6	$0.4
Long-term debt
Revolving credit facility	2.1%	February 10, 2020	$342.1	$279.4
Term loan	2.1%	February 10, 2020	150.0	—
Brazilian Real Loan	5.5%	April 15, 2016	—	0.3
Brazilian Real Loan	8.0%	October 16, 2017	1.5	2.7
Total long-term debt			493.6	282.4
Less: current portion			(1.5)	(1.8)
Long-term debt, less current portion			492.1	280.6
Less: unamortized debt issuance costs - term loan			(0.5)	—
Long-term debt, net			$491.6	$280.6

Scheduled maturities of long-term debt for the years ending December 31, are as follows:

(In millions)	Maturities of Long-term debt
2017	$1.5
2018	—
2019	—
2020	492.1
2021	—
Total	$493.6

NOTE 7. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes for the years ended on December 31, are shown below:

(In millions)	2016	2015	2014
Domestic	$43.6	$38.2	$18.1
Foreign	50.4	44.0	26.6
Income before income taxes	$94.0	$82.2	$44.7

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2016	2015	2014
Current:
Federal	$7.8	$6.0	$0.4
State	2.2	1.2	0.3
Foreign	16.1	13.2	8.3
Total current	26.1	20.4	9.0
Deferred:
Federal	1.0	4.8	4.8
State	0.3	0.9	0.8
Foreign	(0.9)	(0.8)	0.2
Change in the valuation allowance for deferred tax assets	—	—	(0.3)
Change in deferred tax liabilities due to foreign tax rate change	—	0.4	—
Benefits of operating loss carryforward	(0.5)	0.5	(0.6)
Total deferred	(0.1)	5.8	4.9
Provision for income taxes	$26.0	$26.2	$13.9

Significant components of our deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2016	2015
Deferred tax assets attributable to:
Accrued pension and other post-retirement benefits	$30.1	$33.2
Accrued expenses and accounts receivable allowances	20.5	15.8
Net operating loss carryforwards	2.3	2.5
Inventories	9.0	9.1
Stock-based compensation	8.4	6.5
Research and development credit carryforwards	1.5	2.2
Foreign tax credit carryforward	0.2	0.5
Total deferred tax assets	72.0	69.8
Valuation allowance	—	—
Deferred tax assets, net of valuation allowance	72.0	69.8
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment	14.1	10.9
Goodwill and amortization	15.5	14.6
Other	0.2	0.8
Total deferred tax liabilities	43.1	39.6
Net deferred tax assets	$28.9	$30.2

Included in our deferred tax assets are tax benefits related to net operating loss carryforwards attributable to our foreign operations. At December 31, 2016, we had $7.7 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $0.6 million of net operating losses that are available to offset future taxable income through 2024. During 2017, we expect to use $2.3 million of net operating losses relating to prior years in the filing of our 2016 corporate income tax returns.

Also included in our deferred tax assets at December 31, 2016 are $1.5 million of research and development credit carryforward, which will expire by 2021, if unused. We anticipate fully utilizing the net operating loss carryforwards and the research and development credit carryforward before any expiration.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2016	2015	2014
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Research and development tax credit	(4)	(2)	(3)
Foreign earnings subject to different tax rates	(3)	(3)	(3)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	—	6	1
Nondeductible expenses	—	—	1
State income taxes	2	2	2
Foreign tax credits	(1)	(7)	(2)
Foreign withholding taxes	—	1	1
Change in valuation allowance	—	—	(1)
Other	(1)	—	—
Total difference	(7)	(3)	(4)
Effective income tax rate	28%	32%	31%

U.S. income taxes have not been provided on $97.2 million of undistributed earnings of foreign subsidiaries at December 31, 2016 as these amounts are considered permanently invested under ASC 740-30-25-17 [formerly known as APB 23]. A liability could arise if our intention to permanently invest such earnings were to change and amounts are distributed by such subsidiaries, or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to the hypothetical distribution of permanently invested earnings.

We are a party to a Tax Sharing Agreement with FMC Technologies whereby we have agreed to indemnify FMC Technologies for any additional tax liability resulting from JBT Corporation businesses. As of December 31, 2016, we are not aware of any additional tax liability.

The following tax years remain subject to examination in the following significant jurisdictions:

Belgium	2013-2016
Brazil	2011-2016
Italy	2011-2016
Netherlands	2011-2016
Sweden	2010-2016
United States	2013-2016
NOTE 8. PENSION AND POST-RETIREMENT AND OTHER BENEFIT PLANS

We sponsor qualified and nonqualified defined benefit pension plans that together cover many of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. We also sponsor a noncontributory plan that provides post-retirement life insurance benefits to some of our U.S. employees. Foreign-based employees are eligible to participate in either Company-sponsored or government-sponsored benefit plans to which we contribute. We also sponsor separate defined contribution plans that cover substantially all of our U.S. employees and some international employees.

The funded status of our pension and post-retirement benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2016 and 2015, were as follows:

	Pensions		Other post-retirement benefits
(In millions)	2016	2015	2016	2015
Projected benefit obligation at January 1	$316.3	$350.6	$3.2	$5.5
Service cost	1.4	1.5	—	—
Interest cost	11.4	13.7	0.1	0.2
Actuarial (gain) loss	11.4	(20.9)	0.4	(1.1)
Plan participants' contributions	0.2	0.1	—	—
Business combinations	2.1	2.4	—	—
Plan amendments	—	—	—	(1.1)
Benefits paid	(23.2)	(27.4)	(0.4)	(0.3)
Currency translation adjustments	(2.2)	(3.7)	—	—
Projected benefit obligation at December 31	$317.4	$316.3	$3.3	$3.2
Fair value of plan assets at January 1	$227.3	$260.7	$—	$—
Company contributions	10.3	12.3	0.4	0.3
Actual return (loss) on plan assets	18.8	(17.4)	—	—
Plan participants' contributions	0.2	0.1	—	—
Benefits paid	(23.2)	(27.4)	(0.4)	(0.3)
Currency translation adjustments	(0.4)	(1.0)	—	—
Fair value of plan assets at December 31	$233.0	$227.3	$—	$—
Funded status of the plans (liability) at December 31	$(84.4)	$(89.0)	$(3.3)	$(3.2)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(1.3)	(1.2)	(0.2)	(0.4)
Accrued pension and other post-retirement benefits, less current portion	(83.1)	(87.8)	(3.1)	(2.8)
Net amount recognized	$(84.4)	$(89.0)	$(3.3)	$(3.2)

Amounts recognized in accumulated other comprehensive loss at December 31, 2016 and 2015 were $174.1 million and $168.2 million, respectively for pensions and (.1) million and $(0.6) million for other post-retirement benefits, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $310.3 million and $307.7 million at December 31, 2016 and 2015, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31.

Pension and other post-retirement benefit costs (income) for the years ended December 31, were as follows:

	Pensions			Other post-retirement benefits
(In millions)	2016	2015	2014	2016	2015	2014
Service cost	$1.4	$1.5	$1.8	$—	$—	$0.1
Interest cost	11.4	13.7	14.7	0.1	0.2	0.3
Expected return on plan assets	(18.0)	(19.1)	(19.7)	—	—	—
Settlement charge	0.1	0.3	2.8	—	—	—
Amortization of prior service (credit) cost	—	—	0.1	—	(2.5)	—
Amortization of net actuarial (gain) loss	4.1	4.5	2.7	—	—	(0.1)
Total (income) costs	$(1.0)	$0.9	$2.4	$0.1	$(2.3)	$0.3

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2016 were as follows:

(In millions)	Pensions	Other post-retirement benefits
Actuarial (gain) loss	$10.8	$0.4
Amortization of net actuarial gain (loss)	(4.2)	—
Total (income) loss recognized in other comprehensive income	$6.6	$0.4
Total recognized in net periodic benefit cost and other comprehensive income	$5.6	$0.5

The Company uses a corridor approach to recognize actuarial gains and losses that result from changes in actuarial assumptions. The corridor approach defers all actuarial gains and losses resulting from changes in assumptions in other accumulated other comprehensive income (loss), such as those related to changes in the discount rate and differences between actual and expected returns on plan assets. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the higher of the market-related value of the assets or the projected benefit obligation for each respective plan. The amortization is on a straight-line basis over the life expectancy of the plan’s participants for the frozen plans and the expected remaining service periods for the other plans. We expect to amortize $5.1 million of net actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit cost in 2017.

Beginning in 2010, the U.S. defined benefit plans were frozen to new entrants and future benefit accruals for non-union participants were discontinued.

On August 31, 2015, JBT amended the Retiree Welfare Benefits Plan to terminate future healthcare benefits effective January 1, 2016, which resulted in a release of $1.2 million of other post-retirement benefit liability into other comprehensive income. The resulting negative prior service cost of $1.8 million was amortized out of accumulated other comprehensive income into net income over the remaining life of the plan (through January 1, 2016).

The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions			Other post-retirement benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.00%	4.40%	4.00%	4.30%	4.60%	4.25%
Rate of compensation increase	3.09%	3.19%	3.23%	—	—	—

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other post-retirement benefits
	2016	2015	2014	2016	2015	2014
Discount rate	4.34%	4.03%	4.93%	4.60%	4.25%	5.10%
Rate of compensation increase	3.09%	3.19%	3.23%	—	—	—
Expected rate of return on plan assets	6.83%	7.08%	7.77%	—	—	—

The estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, asset allocation, current market conditions and long-term growth expectations.

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

Our target asset allocations and actual allocations as of December 31, 2016 and 2015 were as follows:

	Target	2016	2015
Equity	30% - 70%	50%	48%
Fixed income	20% - 40%	30%	31%
Real estate and other	10% - 30%	19%	20%
Cash	0% - 10%	1%	1%
		100%	100%

Our actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2016				As of December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.4	$3.4	$—	$—	$3.9	$3.9	$—	$—
Equity securities:
Large cap (1)	44.0	—	44.0	—	42.5	—	42.5	—
Small cap (2)	71.1	71.1	—	—	66.8	66.8	—	—
Fixed income securities:
Government securities (3)	12.5	—	12.5	—	12.7	—	12.7	—
Corporate bonds (4)	57.4	46.2	11.2	—	57.8	45.6	12.2	—
Real estate and other investments (5)	44.6	19.3	25.3	—	43.6	16.8	26.8	—
Total assets at fair value	$233.0	$140.0	$93.0	$—	$227.3	$133.1	$94.2	$—

(1)	Includes funds that invest primarily in large cap equity securities.

(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.

(3)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.

(4)	Includes investment grade bonds, high yield bonds and mortgage-backed fixed income securities and funds that invest in such securities.

(5)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by our foreign pension plans.

The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on valuations made using inputs that are either directly or indirectly observable as of the reporting date. Such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. We are able to sell any of our investment funds with notice of no more than 30 days. For more information on the fair value hierarchy, see Note 14. Fair Value of Financial Instruments.

Contributions
We expect to contribute $14.0 million to our pension and other post-retirement benefit plans in 2017. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2026. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other post-retirement benefits
2017	$14.5	$0.3
2018	15.2	0.2
2019	15.5	0.2
2020	18.7	0.2
2021	16.7	0.2
2022-2026	94.1	1.0

Savings Plans
Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $11.3 million, $9.0 million and $9.6 million in 2016, 2015 and 2014, respectively.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2016 and 2015 by component are shown in the following table:

	Pension and Other Post-retirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Balance as of January 1, 2015	$(96.4)	$—	$(20.7)	$(117.1)
Other comprehensive gain (loss) before reclassification	(8.8)	(0.8)	(21.9)	(31.5)
Amounts reclassified from accumulated other comprehensive income	1.4	—	—	1.4
Balance as of December 31, 2015	(103.8)	(0.8)	(42.6)	(147.2)
Other comprehensive gain (loss) before reclassification	(7.3)	(0.1)	(5.7)	(13.1)
Amounts reclassified from accumulated other comprehensive income	2.5	0.8	—	3.3
Balance as of December 31, 2016	$(108.6)	$(0.1)	$(48.3)	$(157.0)

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2016 were $4.1 million of charges in selling, general and administrative expenses net of $1.6 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.3 million of charges in interest expense, net of $0.5 million in provision for income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2015 were $1.5 million of benefit in cost of sales, and $3.6 million of charges in selling, general and administrative expenses net of $0.7 million in provision for income taxes.

NOTE 10. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2016	2015	2014
Stock-based compensation expense	$9.9	$7.2	$7.3
Tax benefit recorded in consolidated statements of income	$3.9	$2.9	$2.8

As of December 31, 2016, there was $12.0 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.9 years.

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

Restricted stock unit awards specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock units generally vest after 3 years of service, but may also vest upon a change of control as defined in the Incentive Compensation Plan. A total of 3.7 million shares of our common stock are authorized to be issued under the Incentive Compensation Plan.

Impact of Retirement on Outstanding LTIP Awards
In the event of a named executive officer’s retirement from the Company upon or after attaining age 62 and a specified number of years of service, any unvested long-term incentive plan (LTIP) equity or cash awards remain outstanding after retirement and vest on the originally scheduled vesting date. This permits flexibility in retirement planning, permits us to provide an incentive for the vesting period and does not penalize our employees who receive long-term cash and equity awards as incentive compensation when they retire. For awards granted prior to 2016, separation prior to attaining age 62 and 10 years of service will result in the forfeiture of unvested awards. In 2016, the Compensation Committee approved a variation to these terms, permitting the Compensation Committee to selectively grant awards that will permit unvested equity awards outstanding after retirement to vest on their originally scheduled vesting date following a retirement upon or after attaining the age of 62 and 5 years of service. This variation was approved to allow the Company the option to offer long term equity incentive compensation as a means of attracting and retaining personnel hired near their retirement or to incentivize existing employees who are nearing retirement, but who have not been with the Company for a full ten year period.

Restricted Stock Units
A summary of the non-vested restricted stock units as of December 31, 2016 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2015	973,238	$26.93
Granted	239,875	$45.18
Vested	(144,745)	$18.30
Forfeited	(2,161)	$31.29
Nonvested at December 31, 2016	1,066,207	$32.21

We grant time-based and performance-based restricted stock units that typically vest after three years, but can vary based on the discretion of the Committee. The fair value of these awards is determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee meets the retirement eligible age and service requirements under the plan.

For performance-based restricted stock units awards made in 2016, the number of shares to be issued is dependent upon our performance over the three year period ending December 31, 2018 with respect to cumulative earnings per share and average operating return on invested capital (ROIC). ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2016 and 2015, and the forecasted amounts over the remainder of the performance period, we expect to issue a total of 152,551 and 199,912 shares at the vesting dates in April 2019, and April 2018, respectively. Compensation cost has been measured in 2016 based on the projected performance values calculated against the established target.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2016	2015	2014
Weighted-average grant-date fair value of restricted stock units granted (per share)	$45.18	$35.48	$30.12
Fair value of restricted stock vested (in millions)	$7.0	$14.9	$9.4

NOTE 11. STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity (in shares) for the year ended on December 31, 2016:

	Common stock outstanding	Common stock held in treasury
December 31, 2015	29,147,380	168,661
Stock awards issued	90,346	(90,346)
Treasury stock purchases	(80,879)	80,879
December 31, 2016	29,156,847	159,194

On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2016 and continuing through December 31, 2018. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future awards under the Incentive Compensation Plan. During January 2017, we issued 159,194 shares from treasury to satisfy the vesting of restricted stock unit awards. We repurchased $4.3 million of common stock in 2016.

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

The following table sets forth the computation of basic and diluted EPS utilizing income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

(In millions, except per share data)	2016	2015	2014
Basic earnings per share:
Income from continuing operations	$68.0	$55.9	$30.8
Weighted average number of shares outstanding	29.4	29.5	29.5
Basic earnings per share from continuing operations	$2.31	$1.90	$1.04
Diluted earnings per share:
Income from continuing operations	$68.0	$55.9	$30.8
Weighted average number of shares outstanding	29.4	29.5	29.5
Effect of dilutive securities:
Restricted stock units	0.4	0.3	0.4
Total shares and dilutive securities	29.8	29.8	29.9
Diluted earnings per share from continuing operations	$2.28	$1.88	$1.03
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

Derivative financial instruments
All derivatives are recorded as other assets or liabilities in the Consolidated Balance Sheets at their respective fair values. For derivatives designated as cash flow hedges, the effective portion of the unrealized gain or loss related to the derivatives are recorded in other comprehensive income (loss) until the transaction affects earnings. We assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been, and will continue to be, highly effective in offsetting changes in cash flows of the hedged item. The impact of any ineffectiveness is recognized in the Consolidated Statements of Income. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at December 31, 2016 of $474.8 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the consolidated balance sheets:

	As of December 31, 2016		As of December 31, 2015
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$7.2	$4.8	$5.8	$1.3
Other assets / liabilities	—	—	1.2	0.1
Total	$7.2	$4.8	$7.0	$1.4

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

As of December 31, 2016 and 2015, information related to these offsetting arrangements was as follows:

(in millions)	As of December 31, 2016
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.2	$—	$7.2	$(4.3)	$2.9

Offsetting of Liabilities	As of December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.0	$—	$5.0	$(4.3)	$0.7

(in millions)	As of December 31, 2015
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.0	$—	$7.0	$(1.7)	$5.3

Offsetting of Liabilities	As of December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.9	$—	$2.9	$(1.7)	$1.2

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2016	2015	2014
Foreign exchange contracts	Revenue	$(0.5)	$0.8	$(1.5)
Foreign exchange contracts	Cost of sales	(0.5)	(0.3)	0.9
Foreign exchange contracts	Other income, net	(1.0)	(0.1)	(0.1)
Total		(2.0)	0.4	(0.7)

Remeasurement of assets and liabilities in foreign currencies		0.4	(1.3)	1.0
Net gain (loss) on foreign currency transactions		$(1.6)	$(0.9)	$0.3

Interest Rates: We have entered into three interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, including a forward starting interest rate swap entered into on January 15, 2016 covering the period beginning January 19, 2017 to January 19, 2021. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

At December 31, 2016, the fair value recorded in other liabilities on the Consolidated Balance Sheet is $0.3 million. The effective portion of these derivatives designated as cash flow hedges of $0.2 million has been reported in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2016.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of December 31, 2016.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2016				As of December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.9	$11.9	$—	$—	$8.9	$8.9	$—	$—
Derivatives	7.2	—	7.2	—	7.0	—	7.0	—
Total assets	$19.1	$11.9	$7.2	$—	$15.9	$8.9	$7.0	$—

Liabilities:
Derivatives	$5.0	$—	$5.0	$—	$2.9	$—	$2.9	$—
Contingent Consideration	0.8	—	—	0.8	3.0	—	—	3.0
Total liabilities	$5.8	$—	$5.0	$0.8	$5.9	$—	$2.9	$3.0

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately on the consolidated balance sheet. Investments include an unrealized gain of $0.6 million as of December 31, 2016 and an unrealized loss of $0.7 million as of December 31, 2015.

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

The carrying values and the estimated fair values of our debt financial instruments as of December 31 are as follows:

	2016		2015
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires February 10, 2020	$342.1	$342.1	$279.4	$279.4
Term loan due February 10, 2020	150.0	150.0	—	—
Brazilian loan due April 15, 2016	—	—	0.3	0.3
Brazilian loan due October 16, 2017	1.5	1.4	2.7	2.4
Foreign credit facilities	4.4	4.4	—	—
Other	1.2	1.2	0.3	0.3

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $182.5 million at December 31, 2016, represent guarantees of our future performance. We also have provided approximately $10.5 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of December 31, 2016, the gross value of such arrangements was $8.0 million, of which our net exposure under such guarantees was $0.6 million.

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

(In millions)	2016	2015
Balance at beginning of year	$12.5	$10.2
Expenses for new warranties	13.4	11.1
Adjustments to existing accruals	(0.3)	(1.1)
Claims paid	(11.2)	(8.7)
Added through acquisition	0.3	1.4
Translation	(0.2)	(0.4)
Balance at end of year	$14.5	$12.5

Leases
We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $6.2 million, $8.9 million and $9.6 million in 2016, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016, for the following fiscal years were:

(In millions)	Total Amount	2017	2018	2019	2020	2021	After 2022
Operating lease obligations	$22.3	$6.3	$4.2	$3.2	$2.6	$2.3	$3.7
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

Total revenue by segment includes intersegment sales, which are made at prices that reflect, as nearly as practicable, the market value of the transaction. Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate expense, restructuring costs, interest income and expense, and income taxes. See the table below for further details on corporate expense.

Segment revenue and segment operating profit

(In millions)	2016	2015	2014
Revenue
JBT FoodTech	$928.0	$725.1	$634.7
JBT AeroTech	422.5	383.1	350.2
Intercompany eliminations	—	(0.9)	(0.7)
Total revenue	$1,350.5	$1,107.3	$984.2

Income before income taxes
Segment operating profit:
JBT FoodTech	$113.2	$85.4	$72.7
JBT AeroTech	45.1	38.2	30.0
Total segment operating profit	158.3	123.6	102.7
Corporate items:
Corporate expense(1)	(42.6)	(34.6)	(37.5)
Restructuring expense(2)	(12.3)	—	(14.5)
Net interest expense	(9.4)	(6.8)	(6.0)
Total corporate items	(64.3)	(41.4)	(58.0)
Income from continuing operations before income taxes	94.0	82.2	44.7
Provision for income taxes	26.0	26.2	13.9
Income from continuing operations	68.0	56.0	30.8
Loss from discontinued operations, net of income taxes	(0.4)	(0.1)	—
Net income	$67.6	$55.9	$30.8

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, pension and other post-retirement benefits expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Refer to Note 17. Restructuring for further information on restructuring expense.

Segment operating capital employed and segment assets

(In millions)	2016	2015	2014
Segment operating capital employed(1):
JBT FoodTech	$654.2	$414.7	$298.1
JBT AeroTech	125.9	114.1	114.0
Total segment operating capital employed	780.1	528.8	412.1
Segment liabilities included in total segment operating capital employed(2)	365.2	322.6	248.6
Corporate(3)	42.1	24.7	37.1
Total assets	$1,187.4	$876.1	$697.8

Segment assets:
JBT FoodTech	$950.5	$663.1	$478.1
JBT AeroTech	194.8	188.9	183.8
Intercompany eliminations	—	(0.6)	(1.2)
Total segment assets	1,145.3	851.4	660.7
Corporate(3)	42.1	24.7	37.1
Total assets	$1,187.4	$876.1	$697.8

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

(In millions)	2016	2015	2014
Revenue (by location of customers):
United States	$807.7	$600.9	$512.5
All other countries	542.8	506.4	471.7
Total revenue	$1,350.5	$1,107.3	$984.2

(In millions)	2016	2015	2014
Long-lived assets:
United States	$154.1	$132.7	$99.0
Brazil	12.6	9.5	12.5
All other countries	57.8	49.1	41.3
Total long-lived assets	$224.5	$191.3	$152.8

Other business segment information

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
(In millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
JBT FoodTech	$30.7	$31.9	$32.8	$34.6	$25.5	$22.2	$18.0	$13.5	$12.1
JBT AeroTech	3.9	3.5	2.5	2.2	2.0	1.8	5.6	4.7	2.5
Corporate	2.5	2.3	1.4	1.7	2.1	1.3	—	—	—
Total	$37.1	$37.7	$36.7	$38.5	$29.6	$25.3	$23.6	$18.2	$14.6

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

In the first quarter of 2014, we implemented a plan to optimize the overall JBT cost structure on a global basis. The initiatives under this plan included streamlining operations, consolidating certain facilities and enhancing our general and administrative infrastructure. We released $1.1 million of the liability during the year ended December 31, 2016 which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. We recorded $1.4 million in restructuring expense, $0.3 million net of the release, as of December 31, 2016. We do not expect to incur additional restructuring costs under this plan in 2017, and substantially all of the payments required under this plan were paid as of December 31, 2016.

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is in the range of $10 million to $12 million. We released $0.7 million of the liability during the year ended December 31, 2016 which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. We recorded $11.3 million in restructuring expense, $10.6 million net of the release, as of December 31, 2016. Remaining payments required under this plan are expected to be made during 2017 and early 2018.

As a result of our acquisition of Tipper Tie in the fourth quarter 2016, we have recorded an additional restructuring reserve of $4.0 million, $2.6 million of which is related to an acquired restructuring plan that we have committed to completing.  The remaining $1.4 million was a restructuring charge we incurred post acquisition as we implemented a plan to consolidate certain facilities and optimize our general and administrative infrastructure.  The total estimated cost in connection with this plan is in the range of $1 million to $2 million.

Additional information regarding the restructuring activities is presented in the tables below:

(In millions)
	Charges incurred during the twelve months ended December 31,
	2016	2015	2014
Severance and related expense	$6.1	$(1.5)	$11.1
Asset write-offs	0.1	—	0.5
Other	6.1	1.5	2.9
Total Restructuring charges	$12.3	$—	$14.5

The restructuring charges are associated with the FoodTech segment, and are excluded from our calculation of segment operating profit. Restructuring charges are included in their own line item within operating expenses on the consolidated statements of income.

Liability balances for restructuring activities are included in other current liabilities in the accompanying consolidated balance sheets. The table below details the activity in 2016:

(In millions)	Balance as of December 31, 2015	Charged to Earnings	Payments Made /Charges Applied	Acquired Restructuring Reserve	Balance as of December 31, 2016
Severance and related expense	$2.6	$6.1	$(2.4)	$2.0	$8.3
Asset write-offs	—	0.1	(0.1)	—	—
Other	—	6.1	(6.1)	0.6	0.6
Total	$2.6	$12.3	$(8.6)	$2.6	$8.9
NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data and common stock prices)	2016				2015
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$405.0	$349.6	$328.8	$267.1	$354.4	$273.3	$254.6	$225.0
Cost of sales	291.0	255.5	233.0	190.3	252.5	197.1	180.4	160.5
Income from continuing operations	23.4	20.6	18.8	5.2	20.9	12.7	14.4	8.0
Loss from discontinued operations, net of tax	(0.3)	—	—	(0.1)	—	(0.1)	—	—
Net income	$23.1	$20.6	$18.8	$5.1	$20.9	$12.6	$14.4	$8.0
Basic earnings per share(1):
Income from continuing operations	$0.79	$0.70	$0.64	$0.18	$0.71	$0.43	$0.49	$0.27
Loss from discontinued operations, net of tax	(0.01)	—	—	(0.01)	—	—	—	—
Net income	$0.78	$0.70	$0.64	$0.17	$0.71	$0.43	$0.49	$0.27
Diluted earnings per share(1):
Income from continuing operations	$0.78	$0.69	$0.63	$0.17	$0.70	$0.43	$0.48	$0.27
Loss from discontinued operations, net of tax	(0.01)	—	—	—	—	(0.01)	—	—
Net income	$0.77	$0.69	$0.63	$0.17	$0.70	$0.42	$0.48	$0.27
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.09	$0.09	$0.09
Weighted average shares outstanding
Basic	29.4	29.4	29.4	29.5	29.5	29.5	29.5	29.6
Diluted	29.9	29.8	29.8	29.8	29.8	29.8	29.8	29.8
Common stock sales price
High	$93.55	$71.00	$65.67	$57.48	$51.34	$38.92	$39.25	$35.84
Low	$70.55	$59.90	$51.20	$41.35	$36.64	$31.89	$34.22	$29.69

(1)	Basic and diluted earnings per share (EPS) are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.
NOTE 19. RELATED PARTY TRANSACTIONS

As a result of an acquisition, we continued a relationship with a supplier of parts for use in our manufacturing of equipment. An employee hired by JBT as part of this acquisition has a noncontrolling ownership interest in this supplier. We have made purchases of $4.3 million and $4.1 million from this supplier during the years ended December 31, 2016 and 2015, respectively. We have outstanding accounts payable to this supplier of $0.2 million and $0.6 million as of December 31, 2016 and 2015, respectively.

NOTE 20. SUBSEQUENT EVENTS

On February 17, 2017, the Board of Directors approved a quarterly cash dividend of $0.10 per share of outstanding common stock. The dividend will be paid on March 13, 2017 to stockholders of record at the close of business on February 27, 2017.

On February 27, 2017, we completed our acquisition of Avure Technologies, Inc. ("Avure"), headquartered in Erlanger, Kentucky. Avure is a leading provider of high pressure processing (HPP) systems. This acquisition will allow us to offer comprehensive thermal and non-thermal preservation solutions, and has a broad application within FoodTech. The purchase price was $57.0 million, which was funded with borrowings under our revolving credit facility.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(a)	Deductions and other(b)	Balance at end of period
Year ended December 31, 2014:
Allowance for doubtful accounts	$3,742	$1,630	$—	$2,330	$3,042
Valuation allowance for deferred tax assets	$254	$—	$—	$254	$—
Year ended December 31, 2015:
Allowance for doubtful accounts	$3,042	$471	$—	$1,450	$2,063
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—
Year ended December 31, 2016:
Allowance for doubtful accounts	$2,063	$2,060	$—	$1,054	$3,069
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—

(a) “Additions charged to other accounts” includes translation adjustments and allowances added through business combinations.

(b) “Deductions and other” includes translation adjustments, write-offs, net of recoveries, and reductions in the allowances credited to expense.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2016.

The Company completed the acquisitions of Tipper Tie, Inc. and Cooling & Applied Technology, Inc., and management excluded the internal control over financial reporting of both of these businesses from its assessment of the Company’s internal control over financial reporting as of December 31, 2016. The consolidated financial statements of John Bean Technologies Corporation and subsidiaries as of and for the year ended December 31, 2016 reflect total assets of $263.5 million and total revenues of $33.3 million associated with these acquired businesses.

Attestation Report of the Registered Public Accounting Firm
KPMG LLP, the Company’s independent registered public accounting firm, has issued their report, included herein on page 82, on the effectiveness of the Company’s internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. For example, we centralized certain administrative and transaction functions in Europe to leverage a shared services model. As a result of the transition of these accounting operations to a central location, the personnel responsible for executing controls over the processing of transactions in certain processes changed. This transition process will continue through 2017. Management believes it took the necessary steps to maintain appropriate internal controls and to monitor their operation during the period of change. The implementation of shared services will allow us to be more efficient and further enhance our internal control over financial reporting.

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
John Bean Technologies Corporation:

We have audited John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). John Bean Technologies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, John Bean Technologies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

John Bean Technologies Corporation completed the acquisitions of Tipper Tie, Inc. and Cooling and Applied Technologies during 2016, and management excluded these acquired business from its assessment of the effectiveness of John Bean Technologies Corporation’s internal control over financial reporting as of December 31, 2016. The consolidated financial statements of John Bean Technologies Corporation reflect total assets of $263.5 million and total revenues of $33.3 million associated with these acquired businesses. Our audit of internal control over financial reporting of John Bean Technologies Corporation also excluded an evaluation of the internal control over financial reporting of Tipper Tie, Inc. and Cooling and Applied Technologies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of John Bean Technologies Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2017

ITEM 9B.    OTHER INFORMATION

None.

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

Other information required by this Item can be found in the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 46 through 79 herein:

2.
Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 80. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

3.3	Amended and Restated By-Laws of John Bean Technologies Corporation, incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

3.4	First Amendment to Amended and Restated By-Laws of John Bean Technologies Corporation, incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009.

3.5	Second Amendment to Amended and Restated Bylaws of John Bean Technologies Corporation, incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on May 13, 2014.

3.6	Second Amended and Restated Bylaws of John Bean Technologies Corporation. incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on August 19, 2014.

3.7	Third Amended and Restated Bylaws of John Bean Technologies Corporation incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on December 6, 2016.

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10 filed with the SEC on July 14, 2008.

4.2
Rights Agreement between John Bean Technologies Corporation and National City Bank, as rights agent, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

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

10.1B
Second Amendment to the Credit Agreement, dated as of March 18, 2016, by and among John Bean Technologies Corporation and John Bean Technologies, B.V., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders signatory thereto, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 29, 2016.

10.1C*
Third Amendment to the Credit Agreement, dated as of February 10, 2015, by and among John Bean Technologies Corporation and John Bean Technologies, B.V., as borrowers, Wells Fargo Bank, National Association, as administrative agent and incremental Term-1 lender, and the other incremental Term-1 lenders signatory thereto.

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

10.5	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5H	Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011.[1]

10.5I	Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011.[1]

10.5J	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.5K	Updated Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.5L	Form of Long-Term Incentive Performance Cash Award Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.5M	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.5N	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.5O	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement – Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.5P	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement – Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.5Q	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.5R	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.5S	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement - Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.5T
Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement - Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.5U*	Updated Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests .[1]

10.5V*	Updated Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation.[1]

10.6
Amendment No. 1 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.[1]

10.6A
Amendment No. 2 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6A to our Current Report on Form 8-K filed with the SEC on March 1, 2010.[1]

10.6B
Amendment No. 3 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6B to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.6C	Amendment No. 4 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.6D	Amendment No. 5 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.6E	Amendment No. 6 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[1]

10.6F*	Amendment No. 7 to John Bean Technologies Corporation Incentive Compensation and Stock Plan.[1]

10.7	JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.7A	First Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2009.[1]

10.7B	Second Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.[1]

10.7C	Third Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.8	International Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.9	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.9A
First Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[1]

10.9B
Second Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.[1]

10.10	Form of JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.[1]

10.10A	Form of Amended and Restated JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2011.[1]

10.10B
Form of First Amendment to John Bean Technologies Corporation Amended and Restated Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013.[1]

10.11
JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program and Part II Union Hourly Employees’ Retirement Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.[1]

10.11A
First Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[1]

10.11B
Second Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11B to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.11C
First Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11C to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.11D
Second Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11D to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.[1]

10.11E
Third Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11E to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.[1]

10.11F
Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program
● Part I Salaried and Nonunion Hourly Employees’ Retirement Program
● Part II Union Hourly Employees’ Retirement Program
incorporated by reference to Exhibit 10.11F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.11G
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program
● Part I Salaried and Nonunion Hourly Employees’ Retirement Program
incorporated by reference to Exhibit 10.11G to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.11H
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program
● Part II Union Hourly Employees’ Retirement Program
incorporated by reference to Exhibit 10.11H to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.11I
Second Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program
● Part II Union Hourly Employees’ Retirement Program incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.11J
Second Amendment of John Bean Technologies Corporation Employee's Retirement Program
● Part I Salaried and Nonunion Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.[1]

10.11K
Third Amendment of John Bean Technologies Corporation Employee's Retirement Program
● Part II Union Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to our Exhibit 10.2 in our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.[1]

10.11L
Third Amendment of John Bean Technologies Corporation Employees' Retirement Program
●  Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012)
incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.

10.11M
Fourth Amendment of John Bean Technologies Corporation Employees' Retirement Program
●  Part II Union Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012)
incorporated by reference to Exhibit 10.2 in our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.

10.12	JBT Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.6 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.[1]

10.12A	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009.[1]

10.12B	Second Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[1]

10.12C	Third Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12A to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.12D	Fourth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12D to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.12E	Fifth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12E to our Annual Report on Form 10-K filed with the SEC on March 3, 2011.[1]

10.12F
Amended and Restated John Bean Technologies Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.12F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.12G
First Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12G to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.12H
Second Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12H to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.12I
Third Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12I to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.12J
Fourth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12J to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.12K
Fifth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12K to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.12L
Sixth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12L to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.12M
Seven Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12M to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.12N
Eighth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.12O
Ninth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.12P*	Tenth Amendment of JBT Corporation Savings and Investment Plan.

10.12Q*	Eleventh Amendment of JBT Corporation Savings and Investment Plan.

10.12R*	Twelfth Amendment of JBT Corporation Savings and Investment Plan.

10.12S*	Thirteenth Amendment of JBT Corporation Savings and Investment Plan.

10.12T*	Fourteenth Amendment of JBT Corporation Savings and Investment Plan.

10.12U*	Fifteenth Amendment of JBT Corporation Savings and Investment Plan.

10.13
Employment Agreement dated August 22, 2013, between JBT Corporation and Thomas W. Giacomini, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form10-Q filed with the SEC on November 1, 2013.[1]

10.14	Executive Severance Plan, incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.14A	Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.14A to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.15
Letter Agreement dated August 23, 2013 between JBT Corporation and Charles H. Cannon, Jr., incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 1, 2013.[1]

10.16
Long Term Incentive Restricted Stock Unit Purchase Agreement pursuant to the JBT Corporation Incentive Compensation and Stock Plan issued to Thomas W. Giacomini on September 10, 2013, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 1, 2013.[1]

10.17
Long Term Incentive Restricted Stock Unit Purchase Agreement pursuant to the JBT Corporation Incentive Compensation and Stock Plan issued to Thomas W. Giacomini on September 10, 2013, incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed with the SEC on November 1, 2013.[1]

10.18	Offer Letter to Brian A. Deck, incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 7, 2013. [1]

10.19
John Bean Technologies Corporation Retiree Welfare Benefits Plan (as amended and restated, Effective January 1, 2016), incorporated by reference to Exhibit 10.3 to our Quarterly report Form 10Q filed with the SEC on October 29, 2015.[1]

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

101*
The following materials from John Bean Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

1	A management contract or compensatory plan required to be filed with this report.
*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

By:	/s/ THOMAS W. GIACOMINI
Thomas W. Giacomini
President and Chief Executive Officer
(Principal Executive Officer)
Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. GIACOMINI	President, Director and	February 28, 2017
Chief Executive Officer
Thomas W. Giacomini	(Principal Executive Officer)

/s/ Brian A. Deck	Executive Vice President and	February 28, 2017
Chief Financial Officer
Brian A. Deck	(Principal Financial Officer)

/s/ MEGAN J. Rattigan	Vice President and Controller	February 28, 2017
(Principal Accounting Officer)
Megan J. Rattigan

/s/ C. MAURY DEVINE	Director	February 28, 2017

C. Maury Devine

/s/ EDWARD L. DOHENY, II	Director	February 28, 2017

Edward L. Doheny, II

/s/ ALAN D. FELDMAN	Director	February 28, 2017

Alan D. Feldman

/s/ JAMES E. GOODWIN	Director	February 28, 2017

James E. Goodwin

/s/ POLLY B. KAWALEK	Director	February 28, 2017

Polly B. Kawalek

/s/ JAMES M. RINGLER	Director	February 28, 2017

James M. Ringler