Form 10-Q
period 2017-03-31
John Bean Technologies CORP
filed 2017-04-27
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2017
Common Stock, par value $0.01 per share	31,623,079

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Revenue	$344.5	$267.1
Operating expenses:
Cost of sales	246.9	190.3
Selling, general and administrative expense	70.5	53.9
Research and development expense	6.3	5.5
Restructuring expense	0.4	7.2
Other expense (income), net	(0.1)	0.5
Operating income	20.5	9.7
Interest expense, net	(3.4)	(2.0)
Income from continuing operations before income taxes	17.1	7.7
Provision (benefit) for income taxes	(0.5)	2.5
Income from continuing operations	17.6	5.2
Loss from discontinued operations, net of income taxes	(0.2)	(0.1)
Net income	$17.4	$5.1

Basic earnings per share:
Income from continuing operations	$0.59	$0.18
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.58	$0.17
Diluted earnings per share:
Income from continuing operations	$0.58	$0.17
Loss from discontinued operations	(0.01)	—
Net income	$0.57	$0.17
Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Net income	$17.4	$5.1
Other comprehensive income
Foreign currency translation adjustments	4.3	7.6
Pension and other postretirement benefits adjustments, net of tax of $0.4 and $0.3 for 2017 and 2016, respectively	0.8	0.5
Derivatives designated as hedges, net of tax of $0.3 and ($1.4) for 2017 and 2016, respectively	0.4	(2.2)
Other comprehensive income	5.5	5.9
Comprehensive income	$22.9	$11.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$42.9	$33.2
Trade receivables, net of allowances of $3.2 and $3.1, respectively	246.6	260.5
Inventories, net	178.4	139.6
Other current assets	52.6	51.7
Total current assets	520.5	485.0
Property, plant and equipment, net of accumulated depreciation of $246.3 and $238.0, respectively	216.8	210.2
Goodwill	274.6	239.5
Intangible assets, net	200.3	186.0
Deferred income taxes	26.2	35.0
Other assets	33.4	31.7
Total Assets	$1,271.8	$1,187.4

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$7.8	$7.1
Accounts payable, trade and other	137.3	135.7
Advance and progress payments	136.4	110.5
Other current liabilities	120.7	139.7
Total current liabilities	402.2	393.0
Long-term debt, less current portion	372.6	491.6
Accrued pension and other postretirement benefits, less current portion	85.4	86.1
Other liabilities	35.3	36.8
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2017: 31,623,079 issued and outstanding; December 31, 2016: 29,316,041 issued and 29,156,847 outstanding	0.3	0.3
Common stock held in treasury, at cost; December 31, 2016: 159,194 shares	—	(7.2)
Additional paid-in capital	247.2	77.2
Retained earnings	280.3	266.6
Accumulated other comprehensive loss	(151.5)	(157.0)
Total stockholders’ equity	376.3	179.9
Total Liabilities and Stockholders’ Equity	$1,271.8	$1,187.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016
Cash flows provided by operating activities:
Net income	$17.4	$5.1
Loss from discontinued operations, net	0.2	0.1
Income from continuing operations	17.6	5.2
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	12.2	8.6
Loss (gain) on disposal of assets	(0.4)	0.1
Stock-based compensation	1.8	2.2
Pension expense (income)	0.1	(0.3)
Other	—	1.5
Changes in operating assets and liabilities:
Trade receivables, net	18.5	4.6
Inventories	(22.8)	(29.6)
Accounts payable, trade and other	(2.6)	(1.6)
Advance and progress payments	20.5	19.9
Accrued pension and other postretirement benefits, net	(0.4)	(5.3)
Other assets and liabilities, net	(20.5)	(5.1)
Cash provided by continuing operating activities	24.0	0.2
Cash required by discontinued operating activities	(0.2)	—
Cash provided by operating activities	23.8	0.2

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(61.0)	(3.2)
Capital expenditures	(7.9)	(11.4)
Proceeds from disposal of assets	0.5	0.4
Cash required by investing activities	(68.4)	(14.2)

Cash flows provided by financing activities:
Net payments on short-term debt	(1.0)	(0.2)
Proceeds from short-term foreign credit facilities	1.0	—
Payments of short-term foreign credit facilities	(0.8)	—
Net proceeds (payments) from credit facilities	(117.1)	17.2
Repayment of long-term debt	(0.5)	(0.6)
Proceeds from stock issuance, net of stock issuance costs	184.6	—
Settlement of taxes withheld on equity compensation awards	(9.5)	(2.6)
Excess tax benefits	—	1.5
Purchase of treasury stock	—	(1.1)
Dividends	(3.2)	(3.1)
Cash provided by financing activities	53.5	11.1

Effect of foreign exchange rate changes on cash and cash equivalents	0.8	1.7

Increase (decrease) in cash and cash equivalents	9.7	(1.2)
Cash and cash equivalents, beginning of period	33.2	37.2
Cash and cash equivalents, end of period	$42.9	$36.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
John Bean Technologies Corporation and its majority-owned consolidated subsidiaries (the “Company,” “JBT,” “our,” “us,” or “we”) provide global technology solutions to high-value segments of the food and beverage and air transportation industries. We design, produce and service sophisticated products and systems for multi-national and regional customers through our JBT FoodTech and JBT AeroTech segments. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers.

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the JBT Annual Report on Form 10-K for the year ended December 31, 2016, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements.

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

Recently adopted accounting standards
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. The core principle of the ASU is that entities that historically used the lower of cost or market in the subsequent measurement of inventory will instead be required to measure inventory at the lower of cost and net realizable value. The guidance will not change U.S. GAAP for inventory measured using LIFO or the retail inventory method. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2016. This guidance became effective for us as of January 1, 2017 and there was no effect on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The new guidance was developed as part of the FASB’s simplification initiative. The core principle of the ASU requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and eliminates the requirement to report excess tax benefits in additional paid-in capital (APIC pool). It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. The new standard became effective for us as of January 1, 2017. During the first quarter 2017, 278,316 awards vested, and resulted in a $5.8 million tax benefit reported in earnings, and is classified as an operating activity within the condensed consolidated Statements of Cash Flows. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact was not material. We elected to change our policy surrounding forfeitures, and beginning January 2017 we no longer estimate the number awards expected to be forfeited but rather account for them as they occur. We are required to implement this portion of the guidance using a modified retrospective approach, and as such have recorded a cumulative adjustment of $0.6 million in retained earnings as of January 1, 2017.

We also amended our incentive compensation and stock plan to allow JBT to have the discretion to withhold up to the maximum statutory rates, on an individual tax basis. A liability was not established as the withholding limits do not exceed the maximum. Cash paid for tax withholdings are classified as financing activity on the condensed consolidated Statement of Cash Flows, consistent with prior years.

Recently issued accounting standards not yet adopted
Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), plus a number of related statements designed to clarify and interpret Topic 606. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for us as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016, and allows for both retrospective and modified-retrospective methods of adoption. The Company does not plan to early adopt the standard. We have preliminarily concluded that we will apply the retrospective transition method to adopt Topic 606, applying the allowed practical expedients, and restating our consolidated financial statements for 2016 and 2017. We are complete with our gap assessment and have determined that we will qualify for over time recognition for a large portion of our manufactured equipment as well as refurbishments. To the extent we begin recognizing revenue over time in the future, we believe this will result in an acceleration of revenue as compared to our current revenue recognition methodology of recognizing revenue at a point in time. We are continuing to quantify the impact of this change, and are in the process of executing our implementation plan.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard will replace most existing lease guidance in U.S. GAAP. The core principle of the ASU is that lessees are required to report a right to use asset and a lease payment obligation on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting, and for lessors the guidance remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. However, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We have not yet evaluated and cannot determine the impact this standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific cash flow issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted. Entities are required to use a retrospective transition approach for all of the issues identified for each period presented. We are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The new guidance is intended to simplify the accounting for intercompany asset transfers. The core principle requires an entity to immediately recognize the tax consequences of intercompany asset transfers. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued. The Company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The core principle of the ASU is to clarify the definition of a business to require certain transactions to be accounted for as business combinations versus an acquisition of assets. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted for transactions that have occurred prior to the issuance of this update, but have not yet been disclosed in previous financial statements. The Company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance will simplify the accounting for goodwill impairment. The core principle of the ASU is to remove the requirement to calculate an implied fair value to determine impairment (Step 2 of the goodwill impairment test) and allow instead for goodwill impairment to equal the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019. However, early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that the ASU will have a material effect on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The new guidance will improve the presentation of pension cost by providing additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company anticipates the adoption in the effective period and we are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

Consistent with our growth strategy, we completed several acquisitions during 2016 and 2017 focused on strengthening our Protein and Liquid Foods portfolios.

Fiscal year 2017

Avure

On February 24, 2017, John Bean Technologies Corporation acquired the shares of of Avure Technologies, Inc. (“Avure”), for $58.8 million. Avure is headquartered in Erlanger, Kentucky, with a manufacturing center in Middletown, Ohio. Avure is a leading provider of high pressure processing (HPP) systems. HPP is a cold pasteurization technology that ensures food safety without heat or preservatives, maintaining fresh food characteristics such as flavor and nutritional value, while extending shelf life. This acquisition will allow us to offer comprehensive thermal and non-thermal preservation solutions, which have a broad application within FoodTech.

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

Acquisition-related transaction costs totaling $0.4 million were recognized in the FoodTech segment results and Other Expense (Income), net in the consolidated statements of income at the time they were incurred.

Because the transaction was completed on February 24, 2017, the purchase accounting is preliminary as the valuation of intangible assets, income tax balances, certain working capital balances and residual goodwill related to this acquisition is not complete. These amounts are subject to adjustment as we complete our purchase accounting within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Avure:

(In millions)
Financial assets	6.7
Inventories	15.1
Property, plant and equipment	4.5
Other intangible assets	18.2
Deferred Taxes	(7.1)
Financial liabilities	(10.1)
Total identifiable net assets	27.3

Total cash consideration paid	58.8

Goodwill	31.5

The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from five to ten years. The tradename has been identified as an indefinite-lived intangible asset and will be reviewed annually for impairment.

Fiscal year 2016

Tipper Tie, Inc.

On November 1, 2016, John Bean Technologies Corporation acquired the shares of Tipper Tie, Inc. ("Tipper Tie"), headquartered in Apex, North Carolina, for $158.2 million in cash, net of cash acquired of $2.4 million. Tipper Tie is a leading provider of engineered processing and packaging solutions, and related consumables to the food industry and has four manufacturing facilities around the world. This acquisition, along with other recently completed acquisition of C.A.T., greatly strengthens JBT's Protein portfolio and our ability to provide complete solutions to customers.

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

Because the transaction was completed on November 1, 2016, the purchase accounting is preliminary as the valuation of income tax balances and residual goodwill related to this acquisition is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Tipper Tie:

(In millions)	(as initially reported) November 1, 2016	Measurement Period Adjustments	(as adjusted) November 1, 2016
Financial assets	29.6	(0.9)	28.7
Inventories	17.0		17.0
Property, plant and equipment	17.4		17.4
Other intangible assets	66.3		66.3
Deferred taxes	(5.6)		(5.6)
Financial liabilities	(20.1)	(0.3)	(20.4)
Total identifiable net assets	104.6	(1.2)	103.4

Total cash consideration paid	158.9	1.7	160.6

Goodwill	54.3	2.9	57.2

The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from ten to fourteen years. The tradename has been identified as an indefinite-lived intangible asset and will be reviewed annually for impairment.

Cooling and Applied Technologies, Inc.

On October 14, 2016, John Bean Technologies Corporation acquired substantially all of the assets and assumed certain liabilities of Cooling & Applied Technology, Inc. (“C.A.T.”), an Arkansas-based corporation for $84.7 million. This includes a working capital adjustment of $0.5 million, and a holdback amount of $12.0 million, subject to certain conditions specified in the definitive transaction documents, to be paid in two equal installments on December 31, 2017 and 2018. C.A.T. is is a leading manufacturer of value-added food solutions, primarily for the poultry industry. This acquisition, along with the recently completed acquisition of Tipper Tie greatly strengthens JBT's Protein portfolio and our ability to provide complete solutions to customers.

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

Because the transaction was completed on October 14, 2016, the purchase accounting is preliminary as the valuation of income tax balances and residual goodwill related to this acquisition is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for C.A.T.:

(In millions)	(as initially reported) October 14, 2016	Measurement Period Adjustments	(as adjusted) October 14, 2016
Financial assets	3.6	(0.3)	3.3
Inventories	16.4		16.4
Property, plant and equipment	2.9		2.9
Other intangible assets	48.0		48.0
Financial liabilities	(14.6)	(0.3)	(14.9)
Total identifiable net assets	56.3	(0.6)	55.7

Cash consideration paid	72.2	0.5	72.7
Holdback payments due to seller	12.0		12.0
Total consideration	84.2	0.5	84.7

Goodwill	27.9	1.1	29.0

The acquired intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from five to twelve years. The tradename has been identified as an indefinite-lived intangible asset and will be reviewed annually for impairment.

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

Pro forma Financial Information (unaudited)

The following information reflects the results of JBT’s operations for the three months ended March 31, 2017 and 2016 on a pro forma basis as if the acquisitions of Tipper Tie and C.A.T. had been completed on January 1, 2015. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the companies, amortization expense related to acquire intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

	Three Months Ended March 31,
($ in millions, except per share data)	2017	2016
Revenue
Pro forma	$344.5	$297.7
As reported	344.5	267.1
Net Earnings
Pro forma	$17.3	$7.4
As reported	17.6	5.2
Net earnings from continuing operations per share
Pro forma
Basic	0.58	0.25
Fully diluted	0.57	0.25
As reported
Basic	0.59	0.18
Fully diluted	0.58	0.17

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what our consolidated results of operations would have been had the transactions actually occurred as of January 1, 2015, and does not purport to project our actual consolidated results of operations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2016	$231.8	$7.7	$239.5
Acquisitions	34.0	—	34.0
Currency translation	1.1	—	1.1
Balance as of March 31, 2017	$266.9	$7.7	$274.6

Intangible assets consisted of the following:

	March 31, 2017		December 31, 2016
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$148.2	$24.2	$141.5	$21.5
Patents and acquired technology	72.8	25.9	64.8	24.5
Tradenames	18.2	8.6	18.1	8.4
Indefinite lived intangible assets	13.7	—	9.5	—
Other	14.6	8.5	14.8	8.3
Total intangible assets	$267.5	$67.2	$248.7	$62.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
Raw materials	$64.2	$62.9
Work in process	82.4	57.3
Finished goods	98.1	86.2
Gross inventories before LIFO reserves and valuation adjustments	244.7	206.4
LIFO reserves and valuation adjustments	(66.3)	(66.8)
Inventories, net	$178.4	$139.6

NOTE 5. PENSION

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits
	Three Months Ended March 31,
(In millions)	2017	2016
Service cost	$0.4	$0.4
Interest cost	2.7	2.8
Expected return on plan assets	(4.3)	(4.5)
Amortization of net actuarial losses	1.3	1.0
Net periodic cost (income)	$0.1	$(0.3)

We expect to contribute $14.0 million to our pension and other postretirement benefit plans in 2017.

NOTE 6. STOCKHOLDERS' EQUITY

On March 13, 2017 we issued 2.3 million shares of common stock in an underwritten public offering which resulted in net proceeds of $184.3 million, net of underwriting discounts and offering expenses. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2017 by component are shown in the following table:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2016	$(108.6)	$(0.1)	$(48.3)	$(157.0)
Other comprehensive income before reclassification	—	0.2	4.3	4.5
Amounts reclassified from accumulated other comprehensive income	0.8	0.2	—	1.0
Ending balance, March 31, 2017	$(107.8)	$0.3	$(44.0)	$(151.5)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2017 were $1.3 million of charges in selling, general and administrative expense, net of $0.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.4 million of charges in interest expense, net of $0.2 million in provision for income taxes.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Basic earnings per share:
Income from continuing operations	$17.6	$5.2
Weighted average number of shares outstanding	30.0	29.5
Basic earnings per share from continuing operations	$0.59	$0.18
Diluted earnings per share:
Income from continuing operations	$17.6	$5.2
Weighted average number of shares outstanding	30.0	29.5
Effect of dilutive securities:
Restricted stock	0.4	0.3
Total shares and dilutive securities	30.4	29.8
Diluted earnings per share from continuing operations	$0.58	$0.17

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2017				As of December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.4	$12.4	$—	$—	$11.9	$11.9	$—	$—
Derivatives	5.2	—	5.2	—	7.2	—	7.2	—
Total assets	$17.6	$12.4	$5.2	$—	$19.1	$11.9	$7.2	$—
Liabilities:
Derivatives	$3.9	$—	$3.9	$—	$5.0	$—	$5.0	$—
Contingent consideration	0.8	—	—	0.8	0.8	—	—	0.8
Total liabilities	$4.7	$—	$3.9	$0.8	$5.8	$—	$5.0	$0.8

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.5 million as of March 31, 2017 and unrealized gain of $0.6 million as of December 31, 2016.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of March 31, 2017		As of December 31, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires February 10, 2020	$225.0	$225.0	$342.1	$342.1
Term loan due February 10, 2020	150.0	150.0	150.0	150.0
Brazilian loan due October 16, 2017	1.1	1.0	1.5	1.4
Foreign credit facilities	4.8	4.8	4.4	4.4
Other	—	—	1.2	1.2

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at March 31, 2017 of $446.1 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the Condensed Consolidated Balance Sheets:

	As of March 31, 2017		As of December 31, 2016
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$5.1	$3.9	$7.2	$4.8

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

As of March 31, 2017 and December 31, 2016, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2017
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.2	$—	$5.2	$(3.1)	$2.1

(In millions)	As of March 31, 2017
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$3.9	$—	$3.9	$(3.1)	$0.8

(In millions)	As of December 31, 2016
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.2	$—	$7.2	$(4.3)	$2.9

(In millions)	As of December 31, 2016
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.0	$—	$5.0	$(4.3)	$0.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2017	2016
Foreign exchange contracts	Revenue	$0.1	$(0.5)
Foreign exchange contracts	Cost of sales	(0.1)	(0.1)
Foreign exchange contracts	Other income, net	0.2	(0.2)
Total		0.2	(0.8)
Remeasurement of assets and liabilities in foreign currencies		(0.3)	(0.3)
Net loss on foreign currency transactions		$(0.1)	$(1.1)

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

At March 31, 2017, the fair value recorded in other assets on the Condensed Consolidated Balance Sheet was $0.4 million. The effective portion of these derivatives designated as cash flow hedges of ($0.3 million) has been reported in Other comprehensive income (loss), net of tax, on the Condensed Consolidated Statement of Comprehensive Income.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of March 31, 2017.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $173.8 million at March 31, 2017, represent guarantees of our future performance. We also have provided $8.2 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of March 31, 2017, the gross value of such arrangements was $7.3 million, of which our net exposure under such guarantees was $0.5 million.

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

	Three Months Ended March 31,
(In millions)	2017	2016
Balance at beginning of period	$14.5	$12.5
Expense for new warranties	2.5	2.8
Adjustments to existing accruals	0.4	(0.2)
Claims paid	(3.5)	(2.5)
Added through acquisition	1.7	—
Translation	0.1	0.2
Balance at end of period	$15.7	$12.8

NOTE 12. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Revenue:
JBT FoodTech	$241.6	$177.5
JBT AeroTech	102.9	90.1
Intercompany eliminations	—	(0.5)
Total revenue	$344.5	$267.1

Income before income taxes
Segment operating profit:
JBT FoodTech	$20.5	$18.8
JBT AeroTech	9.6	8.5
Total segment operating profit	30.1	27.3
Corporate items:
Corporate expense(1)	(9.2)	(10.4)
Restructuring expense(2)	(0.4)	(7.2)
Operating income	20.5	9.7

Net interest expense	(3.4)	(2.0)
Income from continuing operations before income taxes	$17.1	$7.7

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

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is approximately $11 million, with $10.5 million recorded to date. We released $0.3 during the quarter ended March 31, 2017, which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. We recorded $0.2 million in restructuring expense, ($0.1) million net of the release, during the quarter ended March 31, 2017. Remaining payments required under this plan are expected to be made during 2017 and early 2018.

During the fourth quarter of 2016 we recorded recorded a restructuring reserve of $4.0 million for a plan to consolidate certain facilities and optimize our general and administrative infrastructure within Tipper Tie.  We recorded an additional $0.5 million in restructuring reserve related to this plan during the quarter ended March 31, 2017. The total estimated remaining cost in connection with this plan is in the range of $0.5 million to $1 million.

Additional information regarding the amount reported in Restructuring Expense on the condensed consolidated statement of income is presented in the tables below:

	Charges Incurred During the
	Three Months Ended March 31,
(In millions)	2017	2016
Severance and related expense	$0.5	$5.9
Other	0.2	1.3
Total restructuring charges to expense	$0.7	$7.2

The restructuring expense is associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expenses incurred during the three months ended March 31, 2017 primarily relate to costs to streamline operations as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2017:

(In millions)	Balance as of December 31, 2016	Charged to Earnings	Payments Made	Release of Liability	Balance as of March 31, 2017
Severance and related expense	$8.3	$0.5	$(0.8)	$(0.3)	$7.7
Other	0.6	0.2	(0.2)	—	0.6
Total	$8.9	$0.7	$(1.0)	$(0.3)	$8.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our restructuring and optimization plans and expected cost savings from those plans, our acquisitions, and our covenant compliance.

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

•
Execute Impact Initiatives. JBT is enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of Protein and Liquid Foods products. Additionally, our impact initiatives are designed to support the reduction in operating cost including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organization structure. In AeroTech, we plan to continue to develop advanced military product offerings and leading customer support capability to service global military customers.

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

We continue to enhance a comprehensive approach to Corporate Social Responsibility (CSR), building on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to improve their operations; and giving back to the communities where we live and work. Building upon that strong foundation, we cultivate CSR teams at each business unit which share energy efficiency best practices, measure resource utilization, and establish improvement targets across multiple resource streams including energy, water, and waste. Our equipment and technology continues to deliver quality performance while striving to minimize waste and maximize efficiency in order to create shared value for both our food processing and beverage and air transportation customers. A key CSR objective is to further align our business with our customers, in order to support their ambitious quality, financial, and CSR goals.

Non-GAAP Financial Measures

The results for the three months ended March 31, 2017 and 2016 include items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended March 31,
(In millions, except per share data)	2017	2016
Income from continuing operations as reported	$17.6	$5.2

Non-GAAP adjustments:
Restructuring expense	0.4	7.2
Impact on tax provision from Non-GAAP adjustments(1)	(0.1)	(2.3)
Adjusted income from continuing operations	$17.9	$10.1

Income from continuing operations as reported	$17.6	$5.2
Total shares and dilutive securities	30.4	29.8
Diluted earnings per share from continuing operations	$0.58	$0.17

Adjusted income from continuing operations	$17.9	$10.1
Total shares and dilutive securities	30.4	29.8
Adjusted diluted earnings per share from continuing operations	$0.59	$0.34

(1)    Impact on tax provision was calculated using the Company’s annual effective tax rate of 30.78% and 32.00% for March 31, 2017 and 2016, respectively.

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

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2017	2016
Net income	$17.4	$5.1
Loss from discontinued operations, net of taxes	(0.2)	(0.1)
Income from continuing operations as reported	17.6	5.2
Provision (benefit) for income taxes	(0.5)	2.5
Net interest expense	3.4	2.0
Depreciation and amortization	12.2	8.6
EBITDA	32.7	18.3

Restructuring expense	0.4	7.2
Adjusted EBITDA	$33.1	$25.5

The above table provides net income as adjusted by income taxes, net interest expense and depreciation and amortization expense recorded during the period to arrive at EBITDA. Further, we add back to EBITDA significant expenses that are not indicative of our ongoing operations to calculate an Adjusted EBITDA for the periods reported. Given the Company’s focus on growth through strategic acquisitions, management considers Adjusted EBITDA to be an important non-GAAP financial measure. This measure allows us to monitor business performance while excluding the impact of amortization due to the step up in value of intangible assets, and the depreciation of fixed assets. We use Adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$	%
Revenue	$344.5	$267.1	$77.4	29.0
Cost of sales	246.9	190.3	(56.6)	(29.7)
Gross profit	97.6	76.8	20.8	27.1
Selling, general and administrative expense	70.5	53.9	(16.6)	(30.8)
Research and development expense	6.3	5.5	(0.8)	(14.5)
Restructuring expense	0.4	7.2	6.8	94.4
Other (income) expense, net	(0.1)	0.5	0.6	120.0
Operating income	20.5	9.7	10.8	111.3
Interest expense, net	(3.4)	(2.0)	(1.4)	(70.0)
Income from continuing operations before income taxes	17.1	7.7	9.4	122.1
Provision (benefit) for income taxes	(0.5)	2.5	3.0	120.0
Income from continuing operations	17.6	5.2	12.4	238.5
Loss from discontinued operations, net	(0.2)	(0.1)	(0.1)	(100.0)
Net income	$17.4	$5.1	$12.3	241.2

Total revenue for the three months ended March 31, 2017 increased $77.4 million, or $78.7 million in constant currency, compared to the same period in 2016. The increase was driven by revenue from acquired companies, which added $34.0 million, and organic growth of $44.7 million.

Operating income for the three months ended March 31, 2017 increased by $10.8 million compared to the same period in 2016 as a result of the following items:

•
Gross profit increased $20.8 million. This increase was primarily the result of higher sales volume due to acquisitions as well as the benefits of improved productivity, operating efficiencies and strategic value selling. Gross profit margins were slightly lower year-over-year due to the mix of products sold in the quarter at both FoodTech and AeroTech, partially offset by higher than traditional gross profit margins at newly acquired businesses.

•	Selling, general and administrative expense increased $16.6 million. The increase was primarily the result of newly acquired businesses, as well as investments to support Elevate initiatives.

•	Research and development expense increased $0.8 million primarily as a result of Elevate initiatives.

•
Restructuring expense decreased $6.8 million. In the prior year we recorded restructuring expense of $7.2 million in connection with our plan to realign portions of the FoodTech business, accelerate sourcing initiatives and consolidate smaller facilities.

•	Other (income) expense, net decreased $0.6 million due to gain on disposal of assets and foreign exchange hedge transactions, partially offset by increased acquisition costs in the quarter.

•	Currency fluctuations did not have a significant impact on our comparative results.

Interest expense, net increased $1.4 million primarily due to higher average debt levels resulting from acquisitions.

Income tax expense for the three months ended March 31, 2017 reflected an expected effective income tax rate of approximately 30.78%, compared to 32.00% in the same period in 2016. In addition we recognized a $5.8 million discrete tax benefit due to new share-based compensation guidance effective as of January 1, 2017.

Restructuring

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and its Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is approximately $11 million, with $10.5 million recorded to date. We released $0.3 during the quarter ended March 31, 2017, which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. We recorded $0.2 million in restructuring expense, ($0.1) million net of the release, during the quarter ended March 31, 2017. Remaining payments required under this plan are expected to be made during 2017 and early 2018.

To date, we have realized cumulative cost benefits of $4.5 million predominantly related to employee costs in the FoodTech segment related to the 2016 optimization plan. Of these savings, approximately $3.5 million are reflected in Selling, General and Administrative expense and $1 million is reflected in Cost of Sales included in our consolidated statements of income. We expect to realize an additional $2.5 million in cost savings predominantly related to employee costs in 2017. Of these savings, we expect approximately $1 million to be reflected in Selling, General and Administrative expense, and $1.5 million to be reflected in Cost of Sales. We expect to realize an additional $1 million in cost savings predominantly related to employee costs in 2018, split evenly between Selling, General and Administrative expense, and Cost of Sales. We expect to invest a portion of these estimated savings in our JBT Elevate growth initiatives.

During the fourth quarter of 2016 we recorded a restructuring reserve of $4.0 million for a plan to consolidate certain facilities and optimize our general and administrative infrastructure within Tipper Tie.  We recorded an additional $0.5 million in restructuring reserve related to this plan during the quarter ended March 31, 2017. The total estimated remaining cost in connection with this plan is in the range of $0.5 million to $1 million. We expect to realize a total of approximately $1 million in cost savings predominantly related to employee costs throughout 2017 and 2018, split evenly between the two years and also between Selling, General and Administrative expense, and Cost of Sales.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$	%
Revenue:
JBT FoodTech	$241.6	$177.5	$64.1	36.1
JBT AeroTech	102.9	90.1	12.8	14.2
Other revenue and intercompany eliminations	—	(0.5)	0.5	100.0
Total revenue	$344.5	$267.1	$77.4	29.0

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$20.5	$18.8	$1.7	9.0
JBT AeroTech	9.6	8.5	1.1	12.9
Total segment operating profit	30.1	27.3	2.8	10.3
Corporate items:
Corporate expense	(9.2)	(10.4)	1.2	11.5
Restructuring expense	(0.4)	(7.2)	6.8	94.4
Operating income	$20.5	$9.7	$10.8	111.3

Inbound orders:
JBT FoodTech	$317.9	$222.7
JBT AeroTech	86.3	121.7
Intercompany eliminations/other	0.1	(0.4)
Total inbound orders	$404.3	$344.0

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

JBT FoodTech’s revenue for the three months ended March 31, 2017 increased by $64.1 million, or $64.9 million in constant currency, compared to the same period in 2016. Acquisitions contributed $34.0 million in revenue and the remaining FoodTech business contributed $30.9 million in incremental revenue. The key driver of organic revenue performance was higher equipment and aftermarket sales at Protein North America and Liquid Foods.

JBT FoodTech’s operating profit for the three months ended March 31, 2017 increased by $1.7 million, or $1.8 million in constant currency, compared to the same period in 2016. This increase was driven by higher organic volume growth, partially offset by increased selling, general and administrative costs of $17.1 million driven by acquisitions and higher sales related expenses. Operating profit margin decreased from 10.6% to 8.5% driven by a less rich equipment sales mix compared to the prior year, particularly in Liquid Foods, as well as transaction and integration cost and purchase accounting for the three recent acquisitions.

JBT AeroTech

JBT AeroTech's revenue for the three months ended March 31, 2017 increased by $12.8 million, or $13.2 million in constant currency, compared to the same period in 2016. Revenue from our fixed equipment business increased $15.7 million mainly due to higher deliveries of passenger boarding bridges and related equipment to domestic airports. Revenue from our airport services business unit improved by $2.4 million as a result of higher revenue from new and existing maintenance contracts. Revenue from our mobile equipment business declined by $4.8 million primarily due to fewer deliveries of cargo loaders to ground handling companies and fewer shipments of pre-conditioned air units to military customers.

JBT AeroTech's operating profit for the three months ended March 31, 2017 increased by $1.1 million compared to the same period in 2016. Higher sales volume accounted for $2.7 million of improved profit. Lower gross profit margins declined by $0.5 million mainly due to a higher mix of lower than average margin equipment. Selling, administrative and research and development costs increased $1.2 million including investments to support our growth initiatives in our Elevate Strategy. Operating profit margin decreased from 9.5% to 9.3% driven by a stronger mix of shipments of fixed equipment which tends to have lower margins than the mobile and military equipment.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of March 31, 2017, or cash plus borrowing capacity under our credit facilities was $386.9 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of March 31, 2017, we had $42.9 million of cash and cash equivalents, $24.0 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (“IRS”) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at March 31, 2017 was approximately $27.5 million. During 2017, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our five-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the three months ended March 31, 2017 and 2016 were as follows:

(In millions)	2017	2016
Cash provided by continuing operating activities	$24.0	$0.2
Cash required by investing activities	(68.4)	(14.2)
Cash provided by financing activities	53.5	11.1
Cash required by discontinued operating activities	(0.2)	—
Effect of foreign exchange rate changes on cash and cash equivalents	0.8	1.7
Increase in cash and cash equivalents	$9.7	$(1.2)

Cash provided by continuing operating activities during the three months ended March 31, 2017 was $24.0 million, representing a $23.8 million increase compared to the same period in 2016. The primary drivers of this increase were a decrease in trade receivables due to timing of customer payments, a decrease in inventory purchases when compared to the same period in 2016 and higher income in 2017 compared to 2016. These higher cash flows were partially offset by higher payments in other current liabilities compared to the prior year.

Cash required by investing activities during the three months ended March 31, 2017 was $68.4 million, an increase of $54.2 million compared to the same period in 2016, due primarily to increased acquisition spending in the first quarter of 2017 compared to 2016 as we acquired Avure in the first quarter of 2017.

Cash provided by financing activities during the three months ended March 31, 2017 was $53.5 million, an increase of $42.4 million compared to the same period in 2016. On March 6, 2017 we issued 2.3 million common stock shares which resulted in net proceeds of $184.6 million. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes.

Financing Arrangements

We have a $600.0 million credit facility with Wells Fargo Bank, N.A. as administrative agent that matures in February 2020. This credit facility permits borrowings in the U.S. and in The Netherlands. Revolving loans under the credit facility bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The credit agreement evidencing the facility contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default.

We have an incremental term loan in the amount of $150.0 million which bears interest on the same fully funded terms as the revolving credit facility and matures in February 2020. We are required to make mandatory prepayments, subject to certain exceptions, of the term loan with the net cash proceeds of (i) any issuance or other incurrence of indebtedness not otherwise permitted under the Credit Agreement and (ii) certain sales or other dispositions of assets subject to certain exceptions and thresholds. We are required to repay the term loan in quarterly principal installments of $1.9 million beginning on March 31, 2018, with a balloon payment at maturity to pay the remaining outstanding balance.

As of March 31, 2017 we had $150 million outstanding under the term loan within the credit facility, $225 million drawn on and $375 million of availability under the revolving credit facility. Our ability to use this availability is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of March 31, 2017, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all. In February 2017, we exercised our option to temporarily increase the maximum allowable leverage ratio under the Credit Agreement from 3.5x to 4.0x. The leverage ratio increase option is available for the first quarter end after we complete a permitted acquisition with a purchase price in excess of $100 million. Our exercise of the leverage ratio increase option has the effect of temporarily increasing the amount we are able to borrow under the revolving credit facility. This temporary increase will be in effect through and including the quarter ending September 30, 2017.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of March 31, 2017, some of our debt was effectively fixed rate debt while approximately $155 million, or 40%, was subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on cross border financing flows in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Several of our wholly-owned subsidiaries have short-term credit facilities that allow us to borrow up to approximately $12.0 million in China. As of March 31, 2017, we had $4.8 million borrowed under these credit facilities. Our wholly-owned subsidiary in India has a short term credit facility that allows us to borrow up to $1.3 million. As of March 31, 2017, we had no amounts borrowed under this credit facility.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting estimates. During the three months ended March 31, 2017, JBT changed its policy on estimating forfeitures related to stock-based compensation awards. See Note 1. Description of Business and Basis of Presentation of our Condensed Consolidated Financial Statement for further details. There were no other material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2017. We have concluded that, as of March 31, 2017, our disclosure controls and procedures were:

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. There were no changes in controls identified in the evaluation for the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income (loss), and cash flows for the three-month periods ended March 31, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
April 27, 2017

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended March 31, 2017.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no stock repurchases during the three months ended March 31, 2017. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, Note 11. Stockholders' Equity for details of our share repurchase program.

Use of Proceeds
On January 9, 2017, we filed an automatically effective Registration Statement on Form S-3ASR (File No. 333-215465) with the Securities and Exchange Commission. On March 13, 2017, we completed an underwritten public offering of 2,300,000 shares of our common stock (including 300,000 shares of common stock issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares of common stock) pursuant to the Registration Statement. We received net proceeds of approximately $184.3 million, net of approximately $10.8 million of underwriting discount and and additional offering related expenses of approximately $0.4 million. Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC served as representatives of the underwriters. We used the net proceeds of $184.3 million to repay $117.1 million of our outstanding borrowings under our revolving credit facility and the remainder for general corporate purposes.

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
(Registrant)

/s/ MEGAN J. RATTIGAN
Megan J. Rattigan
Vice President, Controller and duly authorized officer
(Principal Accounting Officer)
Date: April 27, 2017

EXHIBIT INDEX

Number in Exhibit Table	Description

10.1*	Sixteenth Amendment of JBT Corporation Savings and Investment Plan.

10.2*	Seventeen Amendment of JBT Corporation Savings and Investment Plan.

10.3*	Eighteen Amendment of JBT Corporation Savings and Investment Plan.

15*	Letter re: Unaudited interim financial information.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.