Form 10-Q
period 2017-06-30
John Bean Technologies CORP
filed 2017-08-01
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2017
Common Stock, par value $0.01 per share	31,623,079

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenue	$386.1	$328.8	$730.6	$595.9
Operating expenses:
Cost of sales	271.3	233.0	518.2	423.3
Selling, general and administrative expense	77.0	58.0	147.5	111.9
Research and development expense	6.4	5.9	12.7	11.4
Restructuring expense	0.6	1.9	1.0	9.1
Other expense, net	1.1	0.1	1.0	0.6
Operating income	29.7	29.9	50.2	39.6
Interest expense, net	(3.3)	(2.2)	(6.7)	(4.2)
Income from continuing operations before income taxes	26.4	27.7	43.5	35.4
Provision for income taxes	8.1	8.9	7.6	11.4
Income from continuing operations	18.3	18.8	35.9	24.0
Loss from discontinued operations, net of income taxes	(0.4)	—	(0.6)	(0.1)
Net income	$17.9	$18.8	$35.3	$23.9

Basic earnings per share:
Income from continuing operations	$0.57	$0.64	$1.16	$0.81
Loss from discontinued operations	(0.01)	—	(0.02)	—
Net income	$0.56	$0.64	$1.14	$0.81
Diluted earnings per share:
Income from continuing operations	$0.57	$0.63	$1.14	$0.80
Loss from discontinued operations	(0.01)	—	(0.02)	—
Net income	$0.56	$0.63	$1.12	$0.80
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income	$17.9	$18.8	$35.3	$23.9
Other comprehensive income
Foreign currency translation adjustments	8.7	(3.7)	13.0	3.9
Pension and other postretirement benefits adjustments, net of tax of ($0.5) and ($0.9) for 2017, and ($0.3) and ($0.6) for 2016, respectively	0.8	0.7	1.6	1.2
Derivatives designated as hedges, net of tax of $0.1 and ($0.2) for 2017, and $0.6 and $2.0 for 2016, respectively	(0.1)	(1.0)	0.3	(3.2)
Other comprehensive income (loss)	9.4	(4.0)	14.9	1.9
Comprehensive income	$27.3	$14.8	$50.2	$25.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$26.3	$33.2
Trade receivables, net of allowances of $3.0 and $3.1, respectively	281.8	260.5
Inventories, net	198.3	139.6
Other current assets	54.0	51.7
Total current assets	560.4	485.0
Property, plant and equipment, net of accumulated depreciation of $256.2 and $238.0, respectively	220.7	210.2
Goodwill	278.1	239.5
Intangible assets, net	201.8	186.0
Deferred income taxes	23.8	35.0
Other assets	34.8	31.7
Total Assets	$1,319.6	$1,187.4

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$7.6	$7.1
Accounts payable, trade and other	139.4	135.7
Advance and progress payments	129.6	110.5
Other current liabilities	127.1	139.7
Total current liabilities	403.7	393.0
Long-term debt, less current portion	391.9	491.6
Accrued pension and other postretirement benefits, less current portion	85.1	86.1
Other liabilities	36.2	36.8
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2017: 31,623,079 issued and outstanding; December 31, 2016: 29,316,041 issued and 29,156,847 outstanding	0.3	0.3
Common stock held in treasury, at cost; December 31, 2016: 159,194 shares	—	(7.2)
Additional paid-in capital	249.5	77.2
Retained earnings	295.0	266.6
Accumulated other comprehensive loss	(142.1)	(157.0)
Total stockholders’ equity	402.7	179.9
Total Liabilities and Stockholders’ Equity	$1,319.6	$1,187.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash flows provided by operating activities:
Net income	$35.3	$23.9
Loss from discontinued operations, net	0.6	0.1
Income from continuing operations	35.9	24.0
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	25.1	18.1
Loss (gain) on disposal of assets	(0.3)	—
Stock-based compensation	4.3	4.5
Pension expense (income)	0.2	—
Other	0.9	5.1
Changes in operating assets and liabilities:
Trade receivables, net	(13.2)	(18.0)
Inventories	(39.9)	(44.4)
Accounts payable, trade and other	(4.0)	3.0
Advance and progress payments	10.6	21.6
Accrued pension and other postretirement benefits, net	(1.6)	(9.3)
Other assets and liabilities, net	(16.0)	(3.9)
Cash provided by continuing operating activities	2.0	0.7
Cash required by discontinued operating activities	(0.6)	(0.1)
Cash provided by operating activities	1.4	0.6

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(62.1)	(3.2)
Capital expenditures	(17.5)	(20.9)
Proceeds from disposal of assets	1.1	1.0
Cash required by investing activities	(78.5)	(23.1)

Cash flows provided by financing activities:
Net proceeds (payments) on short-term debt	(1.0)	5.4
Proceeds from short-term foreign credit facilities	2.5	—
Payments of short-term foreign credit facilities	(3.4)	—
Net proceeds (payments) from domestic credit facilities	(96.4)	25.7
Repayment of long-term debt	(0.9)	(1.1)
Proceeds from stock issuance, net of stock issuance costs	184.1	—
Settlement of taxes withheld on equity compensation awards	(9.5)	(2.6)
Excess tax benefits	—	1.5
Purchase of treasury stock	—	(4.4)
Dividends	(6.4)	(6.0)
Cash provided by financing activities	69.0	18.5

Effect of foreign exchange rate changes on cash and cash equivalents	1.2	1.9

Decrease in cash and cash equivalents	(6.9)	(2.1)
Cash and cash equivalents, beginning of period	33.2	37.2
Cash and cash equivalents, end of period	$26.3	$35.1

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The new guidance was developed as part of the FASB’s simplification initiative. The core principle of the ASU requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and eliminates the requirement to report excess tax benefits in additional paid-in capital (APIC pool). It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. The new standard became effective for us as of January 1, 2017. During the first quarter 2017, 278,316 awards vested, and resulted in a $5.8 million tax benefit reported in earnings, and is classified as an operating activity within the condensed consolidated Statements of Cash Flows. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact was not material. We elected to change our policy surrounding forfeitures, and beginning January 2017 we no longer estimate the number of awards expected to be forfeited but rather account for them as they occur. We are required to implement this portion of the guidance using a modified retrospective approach, and as such have recorded a cumulative adjustment of $0.6 million in retained earnings as of January 1, 2017.

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

Recently issued accounting standards not yet adopted
Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), plus a number of related ASU’s designed to clarify and interpret Topic 606. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for us as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016, and allows for both retrospective and modified-retrospective methods of adoption. As previously disclosed, we preliminarily concluded that we would apply the full retrospective transition method to adopt Topic 606, employing certain practical expedients, and restating our consolidated financial statements for 2016 and 2017. This decision was primarily driven by the desire to present comparative Topic 606 results for all years presented. During 2017 as we continued to evaluate the benefits and drawbacks of both transition methods, we have realized that the comparability year-over-year is limited using certain practical expedients, and without the practical expedients, the retrospective transition method would require a significant amount of time and effort without assurance that it would provide meaningful additional information. In addition we have identified system limitations in obtaining the historical data needed to retrospectively restate. Therefore we plan to adopt Topic 606 on a modified-retrospective basis.

In 2016, we completed our gap assessment and determined that approximately 30 - 40% of our total revenues will be subject to change dependent on the nature of the production process and contract terms. We believe that we will qualify for over time recognition for certain of our manufactured equipment as well as refurbishments. Under the new rules, revenue recognized for such projects in the future will result in an acceleration of revenue as compared to our current revenue recognition methodology of recognizing revenue at a point in time. We are continuing to quantify the impact of this change.

We continue to execute our implementation plan and are in the process of developing new revenue accounting policies and processes; changing our internal controls over revenue recognition; implementing system changes and enhancements; and creating pro forma disclosures. We expect to complete such activities in the third quarter of 2017 and begin our transition evaluation for all contracts that will not be completed on January 1, 2018 in the fourth quarter of 2017.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments and Restricted Cash. The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific cash flow issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted. Entities are required to use a retrospective transition approach for all of the issues identified for each period presented. We are currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (ASC 718) - Scope of Modification Accounting. The amendments provide guidance as to how an entity should apply modified accounting in Topic 718 when changing the terms and conditions of its share-based payment awards. The core principle of the ASU is to provide clarity, and reduce the variation in applied practice, as well as, cost and complexity in changing the terms and conditions in an entity's share-based payment awards. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company does not anticipate that the ASU will have a material effect, if any, on our consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

During 2017 and 2016 the Company acquired four businesses for an aggregate consideration of $307.5 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

February 24, 2017	Stock	Avure Technologies, Inc.	Middletown, OH	FoodTech

Manufacturer of high pressure processing (HPP) systems. HPP is a cold pasteurization technology that ensures food safety without heat or preservatives, maintaining fresh food characteristics such as flavor and nutritional value, while extending shelf life.

November 1, 2016	Stock	Tipper Tie Inc.	Apex, NC	FoodTech

Manufacturer of engineered processing and packaging solutions, and related consumables to the food industry.

October 14, 2016	Asset	Cooling and Applied Technologies (C.A.T.)	Russellville, AR	FoodTech

Manufacturer of value-added food solutions primarily for the poultry industry.

February 17, 2016	Asset	Novus X-Ray LLC	Doylestown, PA	FoodTech

Manufacturer of modular X-Ray systems for the automated food inspection industry.
Each acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and revenue enhancement synergies coupled with the assembled workforce acquired.
The following presents the allocation of acquisition costs to the assets acquired and the liabilities assumed, based on their estimated values:

	Avure(1)	Tipper Tie(1)	C.A.T.(1)	Other	Total
(In millions)
Financial assets	$6.7	$28.7	$3.3	$0.4	$39.1
Inventories	14.4	17.2	16.4	0.3	48.3
Property, plant and equipment	4.5	17.0	2.9	0.1	24.5
Other intangible assets(2)	20.8	66.3	48.0	2.4	137.5
Deferred taxes	(7.8)	(5.6)	—	—	(13.4)
Financial liabilities	(10.1)	(21.1)	(14.9)	(0.9)	(47.0)
Total identifiable net assets	$28.5	$102.5	$55.7	$2.3	$189.0

Cash consideration paid	$58.9	$160.6	$72.7	$3.3	$295.5
Holdback payments due to seller	—	—	12.0	—	12.0
Total consideration	$58.9	$160.6	$84.7	$3.3	$307.5

Goodwill	$30.4	$58.1	$29.0	$1.0	$118.5

(1)
The purchase accounting for these acquisitions is preliminary as the valuation of income tax balances and residual goodwill related to each is not complete. We are also currently assessing the amount of goodwill that we expect to be deductible for tax purposes. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended June 30, 2017 we refined our other intangible asset estimates for Avure by $2.6 million, deferred taxes by $(0.7) million and inventory by $(0.7) million. The impact of these adjustments was reflected as a decrease in goodwill of $1.2 million, and resulted in an immaterial impact to the consolidated statement of income. All other measurement period adjustments in the quarter and six months ended June 30, 3017 were not material.

(2)
The acquired definite-lived intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from five to fourteen years. The tradename intangible assets for Avure, Tipper Tie and C.A.T. have been identified as indefinite-lived intangible asset and will be reviewed annually for impairment.

Pro forma Financial Information (unaudited)

The following information reflects the results of JBT’s operations for the three and six months ended June 30, 2017 and 2016 on a pro forma basis as if the acquisitions of Tipper Tie and C.A.T. had been completed on January 1, 2015. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the companies, amortization expense related to acquire intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per share data)	2017	2016	2017	2016
Revenue
Pro forma	$386.1	$361.4	$730.6	$659.1
As reported	386.1	328.8	730.6	595.5
Net Earnings
Pro forma	$18.4	$20.6	$36.0	$28.0
As reported	18.3	18.8	35.9	24.0
Net earnings from continuing operations per share
Pro forma
Basic	$0.58	$0.70	$1.16	$0.95
Fully diluted	0.57	0.69	1.15	0.94
As reported
Basic	$0.57	$0.64	$1.16	$0.81
Fully diluted	0.57	0.63	1.14	0.80

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what our consolidated results of operations would have been had the transactions actually occurred as of January 1, 2015, and does not purport to project our actual consolidated results of operations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2016	$231.8	$7.7	$239.5
Acquisitions	33.9	—	33.9
Currency translation	4.7	—	4.7
Balance as of June 30, 2017	$270.4	$7.7	$278.1

Intangible assets consisted of the following:

	June 30, 2017		December 31, 2016
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$148.1	$27.4	$141.5	$21.5
Patents and acquired technology	80.3	28.5	64.8	24.5
Tradenames	18.6	9.0	18.1	8.4
Indefinite lived intangible assets	13.9	—	9.5	—
Other	14.5	8.7	14.8	8.3
Total intangible assets	$275.4	$73.6	$248.7	$62.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2017	December 31, 2016
Raw materials	$66.8	$62.9
Work in process	87.3	57.3
Finished goods	111.1	86.2
Gross inventories before LIFO reserves and valuation adjustments	265.2	206.4
LIFO reserves and valuation adjustments	(66.9)	(66.8)
Inventories, net	$198.3	$139.6

NOTE 5. PENSION

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Service cost	$0.4	$0.3	$0.8	$0.7
Interest cost	2.7	2.9	5.4	5.7
Expected return on plan assets	(4.3)	(4.5)	(8.6)	(9.0)
Amortization of net actuarial losses	1.3	1.0	2.6	2.1
Net periodic cost (income)	$0.1	$(0.3)	$0.2	$(0.5)

We expect to contribute $12.0 million to our pension and other postretirement benefit plans in 2017. No contributions have been made to date during 2017.

NOTE 6. STOCKHOLDERS' EQUITY

On March 13, 2017 we issued 2.3 million shares of common stock in an underwritten public offering which resulted in proceeds of $184.1 million, net of underwriting discounts and offering expenses. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2017 and 2016 by component are shown in the following tables:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, March 31, 2017	$(107.8)	$0.3	$(44.0)	$(151.5)
Other comprehensive income (loss) before reclassification	—	(0.3)	8.7	8.4
Amounts reclassified from accumulated other comprehensive income	0.8	0.2	—	1.0
Ending balance, June 30, 2017	$(107.0)	$0.2	$(35.3)	$(142.1)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2017 were $1.3 million of charges in selling, general and administrative expense, net of $0.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.3 million of charges in interest expense, net of $0.1 million in provision for income taxes.

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

Changes in the AOCI balances for the six months ended June 30, 2017 and 2016 by component are shown in the following tables:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2016	$(108.6)	$(0.1)	$(48.3)	$(157.0)
Other comprehensive income before reclassification	—	(0.1)	13.0	12.9
Amounts reclassified from accumulated other comprehensive income	1.6	0.4	—	2.0
Ending balance, June 30, 2017	$(107.0)	$0.2	$(35.3)	$(142.1)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2017 were $2.6 million of charges in selling, general and administrative expense, net of $1.0 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.7 million of charges in interest expense, net of $0.3 million in provision for income taxes.

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2015	$(103.8)	$(0.8)	$(42.6)	$(147.2)
Other comprehensive income before reclassification	—	(3.6)	3.9	0.3
Amounts reclassified from accumulated other comprehensive income	1.2	0.4	—	1.6
Ending balance, June 30, 2016	$(102.6)	$(4.0)	$(38.7)	$(145.3)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Income from continuing operations	$18.3	$18.8	$35.9	$24.0
Weighted average number of shares outstanding	31.9	29.4	31.0	29.4
Basic earnings per share from continuing operations	$0.57	$0.64	$1.16	$0.81
Diluted earnings per share:
Income from continuing operations	$18.3	$18.8	$35.9	$24.0
Weighted average number of shares outstanding	31.9	29.4	31.0	29.4
Effect of dilutive securities:
Restricted stock	0.4	0.4	0.4	0.4
Total shares and dilutive securities	32.3	29.8	31.4	29.8
Diluted earnings per share from continuing operations	$0.57	$0.63	$1.14	$0.80

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2017				As of December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.2	$12.2	$—	$—	$11.9	$11.9	$—	$—
Derivatives	8.8	—	8.8	—	7.2	—	7.2	—
Total assets	$21.0	$12.2	$8.8	$—	$19.1	$11.9	$7.2	$—
Liabilities:
Derivatives	$5.7	$—	$5.7	$—	$5.0	$—	$5.0	$—
Contingent consideration	0.9	—	—	0.9	0.8	—	—	0.8
Total liabilities	$6.6	$—	$5.7	$0.9	$5.8	$—	$5.0	$0.8

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.6 million as of June 30, 2017 and unrealized gain of $0.6 million as of December 31, 2016.

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

The contingent consideration relates to the earnout provision recorded in conjunction with the acquisition completed in the first quarter of 2016.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of June 30, 2017		As of December 31, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires February 10, 2020	$244.2	$244.2	$342.1	$342.1
Term loan due February 10, 2020	150.0	150.0	150.0	150.0
Brazilian term loan due September 1, 2017	1.5	1.5	—	—
Brazilian loan due October 16, 2017	0.6	0.6	1.5	1.4
Foreign credit facilities	3.7	3.7	4.4	4.4
Other	—	—	1.2	1.2

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at June 30, 2017 of $399.0 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the Condensed Consolidated Balance Sheets:

	As of June 30, 2017		As of December 31, 2016
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$8.6	$6.0	$7.2	$4.8

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

As of June 30, 2017 and December 31, 2016, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2017
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$8.8	$—	$8.8	$(2.6)	$6.2

(In millions)	As of June 30, 2017
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.7	$—	$5.7	$(2.6)	$3.1

(In millions)	As of December 31, 2016
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.2	$—	$7.2	$(4.3)	$2.9

(In millions)	As of December 31, 2016
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.0	$—	$5.0	$(4.3)	$0.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2017	2016	2017	2016
Foreign exchange contracts	Revenue	$(0.2)	$—	$(0.1)	$(0.5)
Foreign exchange contracts	Cost of sales	0.8	(0.2)	0.7	(0.3)
Foreign exchange contracts	Other income, net	—	0.1	0.2	(0.1)
Total		0.6	(0.1)	0.8	(0.9)
Remeasurement of assets and liabilities in foreign currencies		(0.6)	0.1	(0.9)	(0.2)
Net loss on foreign currency transactions		$—	$—	$(0.1)	$(1.1)

Interest Rates: We have entered into three interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

At June 30, 2017, the fair value recorded in other assets on the Condensed Consolidated Balance Sheet was $0.2 million. The effective portion of these derivatives designated as cash flow hedges of ($0.2 million) has been reported in Other comprehensive income (loss), net of tax, on the Condensed Consolidated Statement of Comprehensive Income.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of June 30, 2017.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $171.1 million at June 30, 2017, represent guarantees of our future performance. We also have provided $7.4 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of June 30, 2017, the gross value of such arrangements was $6.8 million, of which our net exposure under such guarantees was $0.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Balance at beginning of period	$15.7	$12.8	$14.5	$12.5
Expense for new warranties	3.5	2.8	6.0	5.6
Adjustments to existing accruals	(0.8)	(0.2)	(0.4)	(0.4)
Claims paid	(3.9)	(2.6)	(7.4)	(5.1)
Added through acquisition	—	—	1.7	—
Translation	0.2	(0.1)	0.3	0.1
Balance at end of period	$14.7	$12.7	$14.7	$12.7

NOTE 12. BUSINESS SEGMENT INFORMATION

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Revenue:
JBT FoodTech	$278.9	$228.8	$520.5	$406.3
JBT AeroTech	107.1	100.5	210.0	190.6
Other revenue and intercompany eliminations	0.1	(0.5)	0.1	(1.0)
Total revenue	$386.1	$328.8	$730.6	$595.9

Income before income taxes
Segment operating profit:
JBT FoodTech	$31.1	$31.0	$51.6	$49.8
JBT AeroTech	10.8	11.4	20.4	19.9
Total segment operating profit	41.9	42.4	72.0	69.7
Corporate items:
Corporate expense(1)	(11.6)	(10.6)	(20.8)	(21.0)
Restructuring expense(2)	(0.6)	(1.9)	(1.0)	(9.1)
Operating income	29.7	29.9	50.2	39.6

Net interest expense	(3.3)	(2.2)	(6.7)	(4.2)
Income from continuing operations before income taxes	$26.4	$27.7	$43.5	$35.4

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

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is approximately $12.0 million, with $11.1 million recorded to date. We released $0.4 during the six months ended June 30, 2017, $0.1 million during the three months ended June 30, 2017, which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. We recorded $0.7 million in restructuring expense, $0.6 million net of the release in the quarter, during the quarter ended June 30, 2017. Remaining payments required under this plan are expected to be made during 2017 and early 2018.

During the fourth quarter of 2016 we recorded recorded a restructuring reserve of $4.0 million for a plan to consolidate certain facilities and optimize our general and administrative infrastructure within Tipper Tie.  We recorded an additional $0.5 million in restructuring reserve related to this plan during the quarter ended March 31, 2017. During the quarter ended June 30, 2017 we recorded an additional restructuring expense of $0.1 million. The total estimated remaining cost in connection with this plan is up to $0.5 million.

Additional information regarding the gross amount reported in Restructuring Expense on the condensed consolidated statement of income is presented in the tables below (excluding any release in the period):

	Charges Incurred During the		Charges Incurred During the
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Severance and related expense	$0.1	$—	$0.6	$5.9
Other	0.6	1.9	0.8	3.2
Total restructuring charges to expense	$0.7	$1.9	$1.4	$9.1

The restructuring expense is associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expenses incurred during the three months ended June 30, 2017 primarily relate to costs to streamline operations and consolidate facilities as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2017:

(In millions)	Balance as of December 31, 2016	Charged to Earnings	Payments Made	Release of Liability	Balance as of June 30, 2017
Severance and related expense	$8.3	$0.5	$(2.4)	$(0.4)	$6.0
Other	0.6	0.9	(0.8)	—	0.7
Total	$8.9	$1.4	$(3.2)	$(0.4)	$6.7

NOTE 14. SUBSEQUENT EVENTS

On July 3, 2017 we completed our acquisition of Aircraft Maintenance Support Services, Ltd. (AMSS), a privately held manufacturer of military and commercial aviation equipment based in the United Kingdom. This acquisition will provide our AeroTech segment a focused strategic investment that will enhance our military offerings and provide us with expanded access to foreign militaries with our existing products. The total purchase price was £10.0 million ($13.0 million), which included £1.5 million of deferred payments to be paid at a later date, funded with cash on hand as well as borrowings under our revolving credit facility. We are in the process of determining the fair value of the opening balance sheet, and will disclose the allocation of the purchase price in our Quarterly Report on Form 10-Q for the third quarter.

On July 31, 2017 we purchased PLF International Ltd. (PLF), a privately held, leading provider of powder filling systems for global food and beverage, and nutraceutical markets headquartered in Harwich (Essex), England. This acquisition will allow us to add PLF’s expertise and complementary products to our existing Liquid Foods platform, and provide a valuable extension to our portfolio and a critical presence in the high-value part of the package line. The total purchase price was £28.0 million ($37.0 million), which included £4.2 million of deferred payments to be paid at a later date, funded with cash on hand as well as borrowings under our revolving credit facility. We are in the process of determining the fair value of the opening balance sheet, and will disclose the allocation of the purchase price in our Quarterly Report on Form 10-Q for the third quarter.

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

We continue to enhance our comprehensive approach to Corporate Social Responsibility (CSR), building on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to improve their operations; and giving back to the communities where we live and work. Building upon that strong foundation, we cultivate CSR teams at each business unit which share energy efficiency best practices, measure resource utilization, and establish improvement targets across multiple resource streams including energy, water, and waste. Our equipment and technology continues to deliver quality performance while striving to minimize waste and maximize efficiency in order to create shared value for both our food processing and beverage and air transportation customers. A key CSR objective is to further align our business with our customers in order to support their ambitious quality, financial, and CSR goals.

Non-GAAP Financial Measures

The results for the three and six months ended June 30, 2017 and 2016 include items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2017	2016	2017	2016
Income from continuing operations as reported	$18.3	$18.8	$35.9	$24.0

Non-GAAP adjustments:
Restructuring expense	0.6	1.9	1.0	9.1
Impact on tax provision from Non-GAAP adjustments(1)	(0.2)	(0.6)	(0.3)	(2.9)
Adjusted income from continuing operations	$18.7	$20.1	$36.6	$30.2

Income from continuing operations as reported	$18.3	$18.8	$35.9	$24.0
Total shares and dilutive securities	32.3	29.8	31.4	29.8
Diluted earnings per share from continuing operations	$0.57	$0.63	$1.14	$0.80

Adjusted income from continuing operations	$18.7	$20.1	$36.6	$30.2
Total shares and dilutive securities	32.3	29.8	31.4	29.8
Adjusted diluted earnings per share from continuing operations	$0.58	$0.67	$1.17	$1.01

(1)    Impact on tax provision was calculated using the Company’s annual effective tax rate of 31.17% and 32.00% for June 30, 2017 and 2016, respectively.

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

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Net income	$17.9	$18.8	$35.3	$23.9
Loss from discontinued operations, net of taxes	(0.4)	—	(0.6)	(0.1)
Income from continuing operations as reported	18.3	18.8	35.9	24.0
Provision for income taxes	8.1	8.9	7.6	11.4
Net interest expense	3.3	2.2	6.7	4.2
Depreciation and amortization	12.9	9.5	25.1	18.1
EBITDA	42.6	39.4	75.3	57.7

Restructuring expense	0.6	1.9	1.0	9.1
Adjusted EBITDA	$43.2	$41.3	$76.3	$66.8

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$	%
Revenue	$386.1	$328.8	$57.3	17.4
Cost of sales	271.3	233.0	(38.3)	(16.4)
Gross profit	114.8	95.8	19.0	19.8
Selling, general and administrative expense	77.0	58.0	(19.0)	(32.8)
Research and development expense	6.4	5.9	(0.5)	(8.5)
Restructuring expense	0.6	1.9	1.3	68.4
Other expense, net	1.1	0.1	(1.0)	>100%
Operating income	29.7	29.9	(0.2)	(0.7)
Interest expense, net	(3.3)	(2.2)	(1.1)	(50.0)
Income from continuing operations before income taxes	26.4	27.7	(1.3)	(4.7)
Provision for income taxes	8.1	8.9	0.8	9.0
Income from continuing operations	18.3	18.8	(0.5)	(2.7)
Loss from discontinued operations, net	(0.4)	—	(0.4)	—
Net income	$17.9	$18.8	$(0.9)	(4.8)

Total revenue for the three months ended June 30, 2017 increased $57.3 million compared to the same period in 2016. The increase was driven by revenue from acquired companies, which added $43.6 million, and organic growth of $13.7 million.

Operating income for the three months ended June 30, 2017 decreased by $0.2 million compared to the same period in 2016 as a result of the following items:

•
Gross profit increased $19.0 million. This increase was primarily the result of higher sales volume due to organic growth and acquisitions. Gross profit margins also improved slightly due to strategic value selling and sourcing savings partially offset by an unfavorable mix of products sold in the quarter.

•
Selling, general and administrative expense increased $19.0 million. The increase was primarily a result of the addition of newly acquired businesses, as well as investments to support Elevate initiatives.

•	Research and development expense increased $0.5 million primarily as a result of Elevate initiatives.

•
Restructuring expense decreased $1.3 million. In the prior year we recorded restructuring expense of $1.9 million in connection with our plan to realign portions of the FoodTech business, accelerate sourcing initiatives and consolidate smaller facilities.

•	Other expense, net increased $1.0 million due to increased acquisition costs in the quarter, partially offset by gains from our non-qualified retirement plan assets.

•	Currency fluctuations did not have a significant translation impact on our comparative results.

Interest expense, net increased $1.1 million primarily due to higher average debt levels resulting from acquisitions.

Income tax expense for the three months ended June 30, 2017 reflected an expected effective income tax rate of 31.17%, compared to 32.10% in the same period in 2016.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$	%
Revenue:
JBT FoodTech	$278.9	$228.8	$50.1	21.9
JBT AeroTech	107.1	100.5	6.6	6.6
Other revenue and intercompany eliminations	0.1	(0.5)	0.6	120.0
Total revenue	$386.1	$328.8	$57.3	17.4

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$31.1	$31.0	$0.1	0.3
JBT AeroTech	10.8	11.4	(0.6)	(5.3)
Total segment operating profit	41.9	42.4	(0.5)	(1.2)
Corporate items:
Corporate expense	(11.6)	(10.6)	(1.0)	(9.4)
Restructuring expense	(0.6)	(1.9)	1.3	68.4
Operating income	$29.7	$29.9	$(0.2)	(0.7)

Inbound orders:
JBT FoodTech	$283.0	$201.0
JBT AeroTech	135.1	106.9
Intercompany eliminations	—	(0.5)
Total inbound orders	$418.1	$307.4

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

JBT FoodTech’s revenue for the three months ended June 30, 2017 increased by $50.1 million compared to the same period in 2016. Acquisitions contributed $44.0 million in growth in revenue, and the remaining FoodTech business contributed $6.1 million in growth in revenue. The key driver of organic revenue performance was higher Protein equipment and aftermarket sales across all regions.

JBT FoodTech’s operating profit for the three months ended June 30, 2017 was relatively consistent with the prior period. While new acquisitions generated $1.4 million in operating profit, this was offset by a decline in organic operating profit. The decline reflected lower shipments of strong margin, high-capacity continuous sterilization equipment.

JBT AeroTech

JBT AeroTech’s revenue for the three months ended June 30, 2017 increased $6.6 million. Revenue from our fixed equipment business increased $8.6 million mainly due to higher deliveries of passenger boarding bridges and related equipment to domestic airports. Revenue from our airport services business unit improved by $5.3 million as a result of higher revenues from new and existing maintenance contracts. Revenue from our mobile equipment business declined by $7.3 million mainly due to fewer deliveries of equipment to military and commercial customers.

JBT AeroTech’s operating profit for the three months ended June 30, 2017 decreased $0.6 million compared to the same period in 2016. Operating profit was negatively affected by a decline in gross margin of $0.3 million largely due to mark–to–market losses on currency hedges, a $1.3 million increase in selling, general and administrative and research and development costs to support growth initiatives in our Elevate Strategy and $0.5 million of general and administrative costs related to the acquisition of AMSS which was completed early in the third quarter of 2017, partially offset by $1.5 million of improved profit from higher sales volumes of fixed equipment and airport services.

Currency fluctuations did not have a significant translation impact on our comparative results.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$	%
Revenue	$730.6	$595.9	$134.7	22.6
Cost of sales	518.2	423.3	(94.9)	(22.4)
Gross profit	212.4	172.6	39.8	23.1
Selling, general and administrative expense	147.5	111.9	(35.6)	(31.8)
Research and development expense	12.7	11.4	(1.3)	(11.4)
Restructuring expense	1.0	9.1	8.1	89.0
Other expense, net	1.0	0.6	(0.4)	(66.7)
Operating income	50.2	39.6	10.6	26.8
Interest expense, net	(6.7)	(4.2)	(2.5)	(59.5)
Income from continuing operations before income taxes	43.5	35.4	8.1	22.9
Provision for income taxes	7.6	11.4	3.8	33.3
Income from continuing operations	35.9	24.0	11.9	49.6
Loss from discontinued operations, net	(0.6)	(0.1)	(0.5)	(500.0)
Net income	$35.3	$23.9	$11.4	47.7

Total revenue for the six months ended June 30, 2017 increased $134.7 million compared to the same period in 2016. The increase was driven by revenue from acquired companies, which added $77.6 million, and organic growth of $57.1 million.

Operating income for the six months ended June 30, 2017 increased by $10.6 million compared to the same period in 2016 as a result of the following items:

•
Gross profit increased $39.8 million. This increase was primarily the result of higher sales volume due to acquisitions as well as the benefits of improved productivity, operating efficiencies and strategic value selling. Gross profit margins also improved slightly due to the above, partially offset by an unfavorable mix of products sold in the six months ended June 30, 2017.

•	Selling, general and administrative expense increased $35.6 million. The increase was primarily the result of newly acquired businesses, as well as investments to support Elevate initiatives.

•	Research and development expense increased $1.3 million primarily as a result of Elevate initiatives.

•
Restructuring expense decreased $8.1 million. In the prior year we recorded restructuring expense of $9.1 million in connection with our plan to realign portions of the FoodTech business, accelerate sourcing initiatives and consolidate smaller facilities.

•	Other expense, net increased $0.4 million due to due to increased acquisition costs in the year, partially offset by gains from disposal of assets and our non-qualified retirement plan assets.

•	Currency fluctuations did not have a significant translation impact on our comparative results.

Interest expense, net increased $2.5 million primarily due to higher average debt levels resulting from acquisitions.

Income tax expense for the six months ended June 30, 2017 reflected an expected effective income tax rate of approximately 31.17%, compared to 32.00% in the same period in 2016. In addition we recognized a $5.8 million discrete tax benefit due to new share-based compensation guidance effective as of January 1, 2017.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$	%
Revenue:
JBT FoodTech	$520.5	$406.3	$114.2	28.1
JBT AeroTech	210.0	190.6	19.4	10.2
Other revenue and intercompany eliminations	0.1	(1.0)	1.1	110.0
Total revenue	$730.6	$595.9	$134.7	22.6

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$51.6	$49.8	$1.8	3.6
JBT AeroTech	20.4	19.9	0.5	2.5
Total segment operating profit	72.0	69.7	2.3	3.3
Corporate items:
Corporate expense	(20.8)	(21.0)	0.2	1.0
Restructuring expense	(1.0)	(9.1)	8.1	89.0
Operating income	$50.2	$39.6	$10.6	26.8

Inbound orders:
JBT FoodTech	$600.9	$423.7
JBT AeroTech	221.4	228.6
Intercompany eliminations/other	0.1	(0.9)
Total inbound orders	$822.4	$651.4

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

JBT FoodTech’s revenue for the six months ended June 30, 2017 increased by $114.2 million compared to the same period in 2016. The increase was mainly driven by revenue from acquisitions of $78.2 million, and organic growth of $36.0 million from higher Protein equipment and aftermarket sales across all regions. Liquid Foods sales also increased in EMEA and South America regions due to higher volume.

JBT FoodTech’s operating profit for the six months ended June 30, 2017 increased by $1.8 million compared to the same period in 2016. Operating profit improved from volume, primarily due to acquisitions.  Volume driven profit increases were mostly offset by higher selling, general and administrative costs of $35.3 million, primarily as a result of acquisitions and unfavorable product mix. Operating profit margin decreased from 12.3% to 9.9%.

JBT AeroTech

JBT AeroTech's revenue for the six months ended June 30, 2017 increased by $19.4 million compared to the same period in 2016. Revenue from our fixed equipment business increased $23.8 million mainly due to higher deliveries of passenger boarding bridges and related equipment to domestic airports. Revenue from our airport services business unit improved by $7.8 million as a result of higher revenues from new and existing maintenance contracts. Revenue from our mobile equipment business declined by $12.2 million mainly due to fewer deliveries of equipment to military and commercial customers.

JBT AeroTech's operating profit for the six months ended June 30, 2017 increased by $0.5 million compared to the same period in 2016. Higher sales volume accounted for $4.2 million of improved profit. Lower gross profit margins resulted in a decline of $0.8 million mainly due to lower margins in our fixed equipment business. Selling, general and administrative and research and development costs increased $3.0 million to support growth initiatives in our Elevate Strategy and included $0.6 million related to the acquisition of AMSS which was completed early in the third quarter 2017.

Currency fluctuations did not have a significant translation impact on our comparative results.

Restructuring

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and its Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is approximately $12.0 million, with $11.1 million recorded to date. We released $0.4 during the six months ended June 30, 2017, which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. We recorded $0.7 million in restructuring expense, $0.6 million net of the release in the quarter, during the quarter ended June 30, 2017. Remaining payments required under this plan are expected to be made during 2017 and early 2018.

Through June 30, 2017, we have realized cumulative cost benefits of $5.7 million predominantly related to employee costs in the FoodTech segment related to the 2016 optimization plan. Of these savings, approximately $4.3 million are reflected in Selling, General and Administrative expense and $1.4 million is reflected in Cost of Sales included in our consolidated statements of income. We expect to realize an additional $1.3 million in cost savings predominantly related to employee costs in 2017. Of these savings, we expect approximately $1.0 million to be reflected in Selling, General and Administrative expense, and $0.3 million to be reflected in Cost of Sales. We expect to realize an additional $1.0 million in cost savings predominantly related to employee costs in 2018, split evenly between Selling, General and Administrative expense, and Cost of Sales. We expect to invest a portion of these estimated savings in our JBT Elevate growth initiatives.

During the fourth quarter of 2016 we recorded a restructuring reserve of $4.0 million for a plan to consolidate certain facilities and optimize our general and administrative infrastructure within Tipper Tie.  We recorded an additional $0.5 million in restructuring reserve related to this plan during the quarter ended March 31, 2017. During the quarter ended June 30, 2017 we recorded an additional restructuring expense of $0.1 million. The total estimated remaining cost in connection with this plan is up to $0.5 million.

Through June 30, 2017, we have realized cumulative cost benefits of $0.2 million, split evenly between Selling, General and Administrative expense and Cost of Sales. We expect to realize an additional $0.5 million in cost savings both in the remainder of 2017 and in 2018 predominantly related to employee costs, split evenly between the two years and also between Selling, General and Administrative expense, and Cost of Sales.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of June 30, 2017, or cash plus borrowing capacity under our credit facilities was $241.1 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

In the third quarter we are committed to pay $9.7 million to fund the purchase of AMSS, and $31.3 million to fund the purchase of PLF, all of which we expect to pay with cash on hand as well as borrowings under our revolving credit facility.

As of June 30, 2017, we had $26.3 million of cash and cash equivalents, $22.2 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (“IRS”) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to this IRS guidance at June 30, 2017 was approximately $10.0 million. During 2017, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our five-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the six months ended June 30, 2017 and 2016 were as follows:

(In millions)	2017	2016
Cash provided by continuing operating activities	$2.0	$0.7
Cash required by investing activities	(78.5)	(23.1)
Cash provided by financing activities	69.0	18.5
Cash required by discontinued operating activities	(0.6)	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	1.2	1.9
Decrease in cash and cash equivalents	$(6.9)	$(2.1)

Cash provided by continuing operating activities during the six months ended June 30, 2017 was $2.0 million, representing a $1.3 million increase compared to the same period in 2016. Higher net income was offset by comparable investments in working capital.

Cash required by investing activities during the six months ended June 30, 2017 was $78.5 million, an increase of $55.4 million compared to the same period in 2016, due primarily to increased acquisition spending in 2017 compared to 2016 as we acquired Avure in the first quarter of 2017.

Cash provided by financing activities during the six months ended June 30, 2017 was $69.0 million, an increase of $50.5 million compared to the same period in 2016. On March 6, 2017 we issued 2.3 million common stock shares which resulted in net proceeds of $184.1 million. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes.

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

As of June 30, 2017 we had $150.0 million outstanding under the term loan within the credit facility, $244.0 million drawn on and $356.0 million of availability under the revolving credit facility. Our ability to use this availability is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of June 30, 2017, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all. In February 2017, we exercised our option to temporarily increase the maximum allowable leverage ratio under the Credit Agreement from 3.5x to 4.0x, for the quarter ended December 31, 2016 and the following three quarters. The leverage ratio increase option is available for the first quarter end after we complete a permitted acquisition having consideration in excess of $100.0 million. Our exercise of the leverage ratio increase option has the effect of temporarily increasing the amount we are able to borrow under the revolving credit facility.

In May 2017, we entered into a fourth amendment to the credit agreement. This amendment revoked the leverage ratio increase period and returned us to the original maximum leverage ratio of 3.5x, as well as immediately reset the leverage ratio increase option so it would be available to us without a waiting period that would otherwise apply. The amendment expanded the qualifying event to allow for the option to be exercised if any permitted acquisition, or a series of permitted acquisitions occurring within any consecutive twelve (12) month period following the first such permitted acquisition, had aggregate consideration in excess of $100.0 million. It also provided flexibility to JBT in determining the length of the leverage ratio increase period, but not to exceed four quarters.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of June 30, 2017, some of our debt was effectively fixed rate debt while approximately $173.0 million, or 43%, was subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2017. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2017. We have concluded that, as of June 30, 2017, our disclosure controls and procedures were:

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

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. There were no changes in controls identified in the evaluation for the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of June 30, 2017, the related condensed consolidated statements of income, and comprehensive income, for the three-month and six-month periods ended June 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, IL
August 1, 2017

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended June 30, 2017.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no stock repurchases during the six months ended June 30, 2017. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016, Note 11. Stockholders' Equity for details of our share repurchase program.

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
(Registrant)

/s/ MEGAN J. RATTIGAN
Megan J. Rattigan
Vice President, Controller and duly authorized officer
(Principal Accounting Officer)
Date: August 1, 2017

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1
Fourth Amendment to Credit Agreement, dated as of May 9, 2017, by and among John Bean Technologies Corporation and John Bean Technologies B.V., as borrowers, the subsidiary guarantors signatory thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 15, 2017).

10.2	John Bean Technologies Corporation 2017 Incentive Compensation and Stock Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2017).

10.3
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2017).

10.4
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2017).

10.5
Form of Performance-Based Restricted Stock Unit Grant Agreement Non-ELT Version 5 year Retirement Vesting (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2017).

10.6
Form of Performance-Based Restricted Stock Unit Grant Agreement Non-ELT Version 10 year Retirement Vesting (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on May 18, 2017).

10.7	Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on May 18, 2017).

10.8	Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on May 18, 2017).

10.9	Form of Time-Based Restricted Stock Unit Grant Agreement Non-ELT Version 5 year Retirement Vesting (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on May 18, 2017).

10.10	Form of Time-Based Restricted Stock Unit Grant Agreement Non-ELT Version 10 year Retirement Vesting (incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on May 18, 2017).

10.11	Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests (incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed on May 18, 2017).

10.12	Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation (incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed on May 18, 2017).

15*	Letter re: Unaudited interim financial information.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.