Form 10-Q
period 2017-09-30
John Bean Technologies CORP
filed 2017-10-30
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2017
Common Stock, par value $0.01 per share	31,567,750

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenue	$420.8	$349.6	$1,151.4	$945.5
Operating expenses:
Cost of sales	299.3	255.5	817.5	678.8
Selling, general and administrative expense	73.7	56.5	221.2	168.4
Research and development expense	6.9	6.3	19.6	17.7
Restructuring expense	0.3	0.3	1.3	9.4
Other (income) expense, net	(1.6)	1.5	(0.6)	2.1
Operating income	42.2	29.5	92.4	69.1
Interest expense, net	(3.6)	(2.8)	(10.3)	(7.0)
Income from continuing operations before income taxes	38.6	26.7	82.1	62.1
Provision for income taxes	12.2	6.1	19.8	17.5
Income from continuing operations	26.4	20.6	62.3	44.6
Loss from discontinued operations, net of income taxes	(0.6)	—	(1.2)	(0.1)
Net income	$25.8	$20.6	$61.1	$44.5

Basic earnings per share:
Income from continuing operations	$0.83	$0.70	$1.99	$1.52
Loss from discontinued operations	(0.02)	—	(0.04)	(0.01)
Net income	$0.81	$0.70	$1.95	$1.51
Diluted earnings per share:
Income from continuing operations	$0.82	$0.69	$1.97	$1.50
Loss from discontinued operations	(0.02)	—	(0.04)	(0.01)
Net income	$0.80	$0.69	$1.93	$1.49
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income	$25.8	$20.6	$61.1	$44.5
Other comprehensive income (loss)
Foreign currency translation adjustments	7.3	(1.1)	20.3	2.8
Pension and other postretirement benefits adjustments, net of tax of ($0.5) and ($1.4) for 2017, and ($0.4) and ($1.0) for 2016, respectively	0.8	0.6	2.4	1.8
Derivatives designated as hedges, net of tax of ($0.1) and ($0.3) for 2017, and ($0.5) and $1.5 for 2016, respectively	0.2	0.8	0.5	(2.4)
Other comprehensive income	8.3	0.3	23.2	2.2
Comprehensive income	$34.1	$20.9	$84.3	$46.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$38.4	$33.2
Trade receivables, net of allowances of $3.3 and $3.1, respectively	299.9	260.5
Inventories, net	217.5	139.6
Other current assets	53.5	51.7
Total current assets	609.3	485.0
Property, plant and equipment, net of accumulated depreciation of $268.5 and $238.0, respectively	231.0	210.2
Goodwill	300.3	239.5
Intangible assets, net	222.0	186.0
Deferred income taxes	23.7	35.0
Other assets	38.6	31.7
Total Assets	$1,424.9	$1,187.4

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$12.2	$7.1
Accounts payable, trade and other	159.1	135.7
Advance and progress payments	160.8	110.5
Other current liabilities	143.2	139.7
Total current liabilities	475.3	393.0
Long-term debt, less current portion	391.8	491.6
Accrued pension and other postretirement benefits, less current portion	77.9	86.1
Other liabilities	49.6	36.8
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2017: 31,623,079 issued and 31,567,750 outstanding; December 31, 2016: 29,316,041 issued and 29,156,847 outstanding	0.3	0.3
Common stock held in treasury, at cost; September 30, 2017: 55,329 shares December 31, 2016: 159,194 shares	(4.9)	(7.2)
Additional paid-in capital	251.1	77.2
Retained earnings	317.6	266.6
Accumulated other comprehensive loss	(133.8)	(157.0)
Total stockholders’ equity	430.3	179.9
Total Liabilities and Stockholders’ Equity	$1,424.9	$1,187.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash flows provided by operating activities:
Net income	$61.1	$44.5
Loss from discontinued operations, net	1.2	0.1
Income from continuing operations	62.3	44.6
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	37.9	27.2
Stock-based compensation	6.2	7.1
Other	1.0	0.9
Changes in operating assets and liabilities:
Trade receivables, net	(20.6)	(27.0)
Inventories	(53.8)	(37.9)
Accounts payable, trade and other	11.7	10.3
Advance and progress payments	37.0	10.3
Accrued pension and other postretirement benefits, net	(8.4)	(12.7)
Other assets and liabilities, net	(4.1)	4.1
Cash provided by continuing operating activities	69.2	26.9
Cash required by discontinued operating activities	(1.2)	(0.1)
Cash provided by operating activities	68.0	26.8

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(103.1)	(3.2)
Capital expenditures	(27.5)	(24.9)
Proceeds from disposal of assets	1.4	1.9
Cash required by investing activities	(129.2)	(26.2)

Cash flows provided by financing activities:
Net proceeds (payments) on short-term debt	(0.8)	3.3
Proceeds from short-term foreign credit facilities	1.9	—
Payments of short-term foreign credit facilities	(1.6)	—
Net proceeds (payments) from domestic credit facilities	(93.1)	20.7
Repayment of long-term debt	(1.4)	(1.6)
Proceeds from stock issuance, net of stock issuance costs	184.1	—
Settlement of taxes withheld on equity compensation awards	(9.5)	(2.6)
Excess tax benefits	—	1.5
Purchase of treasury stock	(5.0)	(4.4)
Dividends	(9.6)	(8.9)
Cash provided by financing activities	65.0	8.0

Effect of foreign exchange rate changes on cash and cash equivalents	1.4	2.1

Increase in cash and cash equivalents	5.2	10.7
Cash and cash equivalents, beginning of period	33.2	37.2
Cash and cash equivalents, end of period	$38.4	$47.9

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments and Restricted Cash. The new guidance is intended to reduce the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The core principle of the ASU requires the classification of eight specific cash flow issues identified under ASC 230 to be presented as either financing, investing or operating, or some combination thereof, depending upon the nature of the issue. Entities are required to use a retrospective transition approach for all of the issues identified for each period presented. The Company adopted the new ASU as of September 30, 2017. There was no impact on our consolidated financial statements and related disclosures as a result of adopting the ASU.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business. The core principle of the ASU is to clarify the definition of a business to require certain transactions to be accounted for as business combinations versus an acquisition of assets. The Company adopted the new ASU as of September 30, 2017. There was no impact on our consolidated financial statements and related disclosures as a result of adopting the ASU.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance will simplify the accounting for goodwill impairment. The core principle of the ASU is to remove the requirement to calculate an implied fair value to determine impairment (Step 2 of the goodwill impairment test) and allow instead for goodwill impairment to equal the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted the new ASU as of September 30, 2017, prior to our 2017 annual testing of goodwill impairment, to be performed as of October 31st. There was no impact on our consolidated financial statements and related disclosures as a result of adopting the ASU.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (ASC 718) - Scope of Modification Accounting. The amendments provide guidance as to how an entity should account for a change in the terms and conditions of its share-based payment awards. The core principle of the ASU is to provide clarity, and reduce the variation in applied practice, as well as, cost and complexity in accounting for a change in the terms and conditions in an entity's share-based payment awards. The Company adopted the new ASU as of September 30, 2017. There was no impact on our consolidated financial statements and related disclosures as a result of adopting the ASU.

Recently issued accounting standards not yet adopted
Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), plus a number of related ASU’s designed to clarify and interpret Topic 606. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard becomes effective for us as of January 1, 2018, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016, and allows for both retrospective and modified-retrospective methods of adoption. As previously disclosed, we will adopt Topic 606 on a modified-retrospective basis.

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

We continue to execute our implementation plan and have developed new revenue accounting policies and processes; changed our internal controls over revenue recognition; created pro forma disclosures; and continue to implement system changes and enhancements. We will begin our transition evaluation for all contracts that will not be completed on January 1, 2018 in the fourth quarter of 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard will replace most existing lease guidance in U.S. GAAP. The core principle of the ASU is the requirement for lessees to report a right to use asset and a lease payment obligation on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting, and for lessors the guidance remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. However, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are in the process of evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The new guidance will improve the presentation of pension cost by providing additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Consolidated Statements of Income impacts be applied retrospectively, while Balance Sheet changes should be applied prospectively. As such, upon adoption in 2018, the Company expects to revise operating income for fiscal year 2017 by $1.1 million, and report this income in non operating income. Operating income for the fiscal year 2016 will be revised by $2.3 million and operating income for 2015 will be revised by $0.6 million. There will be no impact to net income or to the Balance Sheet or Statement of Cash Flows.

The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company will adopt the newly issued ASU as of January 1, 2018.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASC 815) - Targeted Improvements to Accounting for Hedging Activities. The core of the principle is to simplify hedge accounting, as well as improve the financial reporting of hedging results, for both financial and commodity risks, in the financial statements and related disclosures. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim period after the issuance of the amendment, however, any adjustments should be made as of the beginning of the fiscal year in which the interim period occurred. The Company is currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

During 2017 and 2016 the Company acquired six businesses for an aggregate consideration of $353.4 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

July 31, 2017	Stock	PLF International Ltd.	Harwich (Sussex), England	Food Tech

Manufacturer of powder filling systems for global food and beverage, and nutraceutical markets headquartered in Harwich (Essex), England.

July 3, 2017	Stock	Aircraft Maintenance Support Services, Ltd. (AMSS)	Cardiff, Wales	AeroTech

Manufacturer of military and commercial aviation equipment.

February 24, 2017	Stock	Avure Technologies, Inc.	Middletown, OH	FoodTech

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

The following presents the allocation of acquisition costs to the assets acquired and the liabilities assumed, based on their estimated values:

	PLF(1)	Avure(1)	Tipper Tie(1)	C.A.T.(2)	Other (3)(1)	Total
(In millions)
Financial assets	$20.1	$8.5	$28.4	$3.3	$6.9	$67.2
Inventories	1.0	14.4	17.2	16.4	2.5	51.5
Property, plant and equipment	2.3	4.5	17.0	2.9	2.6	29.3
Other intangible assets(4)	17.7	20.8	66.3	48.0	7.1	159.9
Deferred taxes	(3.6)	(8.5)	(5.9)	—	(0.8)	(18.8)
Financial liabilities	(5.6)	(10.1)	(21.1)	(14.9)	(4.0)	(55.7)
Total identifiable net assets	$31.9	$29.6	$101.9	$55.7	$14.3	$233.4

Cash consideration paid	$44.2	$58.9	$160.6	$72.7	$15.9	$352.3
Holdback payments due to seller	5.3	—	—	11.7	2.7	19.7
Total consideration	49.5	58.9	160.6	84.4	18.6	372.0
Cash acquired	15.0	—	2.4	—	0.7	18.1
Net consideration	$34.5	$58.9	$158.2	$84.4	$17.9	$353.9

Goodwill	$17.6	$29.3	$58.7	$28.7	$4.3	$138.6

(1)
The purchase accounting for these acquisitions is preliminary. For PLF and AMSS the valuation of certain working capital balances, intangibles, income tax balances and residual goodwill related to each is not complete. For Avure and Tipper Tie the income tax balances and residual goodwill is not complete. We are also currently assessing the amount of goodwill that we expect to be deductible for tax purposes. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended September 30, 2017 we refined our estimates of deferred tax assets for Avure by ($1.8) million and deferred tax liabilities by $0.7 million. The impact of these adjustments was reflected as a decrease in goodwill of $1.1 million, and resulted in an immaterial impact to the consolidated statement of income. During the quarter ended June 30, 2017 we refined our other intangible asset estimates for Avure by $2.6 million, deferred taxes by ($0.7) million and inventory by ($0.7) million. The impact of these adjustments was reflected as a decrease in goodwill of $1.2 million, and resulted in an immaterial impact to the consolidated statement of income. All other measurement period adjustments in the quarter and nine months ended September 30, 3017 were not material.

(2)	The amounts shown represent final allocation of the cash paid for these acquisitions.

(3)	Other balances include Novus and AMSS. Novus balances are the final allocation of the cash paid for this acquisition. AMSS is preliminary, refer to Note (1).

(4)
The acquired definite-lived intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from five to fourteen years. The tradename intangible assets for Avure, Tipper Tie, C.A.T. and PLF have been identified as indefinite-lived intangible asset and will be reviewed annually for impairment.

During the nine months ended September 30, 2017, PLF, AMSS and Avure had revenue and earnings (losses) of, $3.0 million and ($0.2) million, $3.6 million and $0 million, and $22.5 million and ($1.7) million, respectively.

Pro forma Financial Information (unaudited)

In 2016, certain of JBT's acquisitions were material to JBT's overall results such that we are required under ASC Topic 805, Business Combinations, to present pro forma information. The following information reflects the results of JBT’s operations for the three and nine months ended September 30, 2017 and 2016 on a pro forma basis as if the acquisitions of Tipper Tie and C.A.T. had been completed on January 1, 2015. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the companies, amortization expense related to acquire intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per share data)	2017	2016	2017	2016
Revenue
Pro forma	$420.8	$386.0	$1,151.4	$1,045.1
As reported	420.8	349.6	1,151.4	945.5
Net Earnings
Pro forma	$26.4	$23.0	$62.8	$50.8
As reported	26.4	20.6	62.3	44.6
Net earnings from continuing operations per share
Pro forma
Basic	$0.83	$0.78	$2.03	$1.73
Fully diluted	0.82	0.77	2.00	1.71
As reported
Basic	$0.83	$0.70	$1.99	$1.52
Fully diluted	0.82	0.69	1.97	1.50

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what our consolidated results of operations would have been had the transactions actually occurred as of January 1, 2015, and does not purport to project our actual consolidated results of operations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2016	$231.8	$7.7	$239.5
Acquisitions	49.7	3.3	53.0
Currency translation	7.7	0.1	7.8
Balance as of September 30, 2017	$289.2	$11.1	$300.3

Intangible assets consisted of the following:

	September 30, 2017		December 31, 2016
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$159.7	$30.5	$141.5	$21.5
Patents and acquired technology	91.1	30.2	64.8	24.5
Tradenames	20.3	9.3	18.1	8.4
Indefinite lived intangible assets	15.6	—	9.5	—
Other	14.5	9.2	14.8	8.3
Total intangible assets	$301.2	$79.2	$248.7	$62.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2017	December 31, 2016
Raw materials	$74.2	$62.9
Work in process	98.8	57.3
Finished goods	112.3	86.2
Gross inventories before LIFO reserves and valuation adjustments	285.3	206.4
LIFO reserves and valuation adjustments	(67.8)	(66.8)
Inventories, net	$217.5	$139.6

NOTE 5. PENSION

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Service cost	$0.5	$0.3	$1.3	$1.0
Interest cost	2.7	2.9	8.1	8.6
Expected return on plan assets	(4.3)	(4.5)	(12.9)	(13.5)
Amortization of net actuarial losses	1.3	1.0	3.9	3.1
Net periodic cost (income)	$0.2	$(0.3)	$0.4	$(0.8)

We expect to contribute $10.5 million to our pension and other postretirement benefit plans in 2017. We contributed $6.5 million to our U.S. qualified pension plan during the nine months ended September 30, 2017.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2017 and 2016 by component are shown in the following tables:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, June 30, 2017	$(107.0)	$0.2	$(35.3)	$(142.1)
Other comprehensive income before reclassification	—	—	7.3	7.3
Amounts reclassified from accumulated other comprehensive income	0.8	0.2	—	1.0
Ending balance, September 30, 2017	$(106.2)	$0.4	$(28.0)	$(133.8)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2017 were $1.3 million of charges in selling, general and administrative expense, net of $0.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.3 million of charges in interest expense, net of $0.1 million in provision for income taxes.

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

Changes in the AOCI balances for the nine months ended September 30, 2017 and 2016 by component are shown in the following tables:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2016	$(108.6)	$(0.1)	$(48.3)	$(157.0)
Other comprehensive income before reclassification	—	(0.1)	20.3	20.2
Amounts reclassified from accumulated other comprehensive income	2.4	0.6	—	3.0
Ending balance, September 30, 2017	$(106.2)	$0.4	$(28.0)	$(133.8)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2017 were $3.9 million of charges in selling, general and administrative expense, net of $1.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.0 million of charges in interest expense, net of $0.4 million in provision for income taxes.

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2015	$(103.8)	$(0.8)	$(42.6)	$(147.2)
Other comprehensive income before reclassification	0.1	(3.0)	2.8	(0.1)
Amounts reclassified from accumulated other comprehensive income	1.7	0.6	—	2.3
Ending balance, September 30, 2016	$(102.0)	$(3.2)	$(39.8)	$(145.0)

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

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Basic earnings per share:
Income from continuing operations	$26.4	$20.6	$62.3	$44.6
Weighted average number of shares outstanding	31.9	29.4	31.3	29.4
Basic earnings per share from continuing operations	$0.83	$0.70	$1.99	$1.52
Diluted earnings per share:
Income from continuing operations	$26.4	$20.6	$62.3	$44.6
Weighted average number of shares outstanding	31.9	29.4	31.3	29.4
Effect of dilutive securities:
Restricted stock	0.4	0.4	0.4	0.4
Total shares and dilutive securities	32.3	29.8	31.7	29.8
Diluted earnings per share from continuing operations	$0.82	$0.69	$1.97	$1.50

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2017				As of December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.3	$12.3	$—	$—	$11.9	$11.9	$—	$—
Derivatives	4.8	—	4.8	—	7.2	—	7.2	—
Total assets	$17.1	$12.3	$4.8	$—	$19.1	$11.9	$7.2	$—
Liabilities:
Derivatives	$2.6	$—	$2.6	$—	$5.0	$—	$5.0	$—
Contingent consideration	0.9	—	—	0.9	0.8	—	—	0.8
Total liabilities	$3.5	$—	$2.6	$0.9	$5.8	$—	$5.0	$0.8

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.4 million as of September 30, 2017 and unrealized gain of $0.6 million as of December 31, 2016.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of September 30, 2017		As of December 31, 2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires February 10, 2020	$247.8	$247.8	$342.1	$342.1
Term loan due February 10, 2020	150.0	150.0	150.0	150.0
Brazilian term loan due November 30, 2017	1.3	1.3	—	—
Brazilian loan due October 16, 2017	0.2	0.2	1.5	1.4
Foreign credit facilities	4.0	4.0	4.4	4.4
Other	1.1	1.1	1.2	1.2

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which had a notional value at September 30, 2017 of $404.8 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the Condensed Consolidated Balance Sheets:

	As of September 30, 2017		As of December 31, 2016
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$4.3	$3.0	$7.2	$4.8
Other assets / liabilities	0.1	—	—	—
Total	$4.4	$3.0	$7.2	$4.8

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

As of September 30, 2017 and December 31, 2016, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2017
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4.8	$—	$4.8	$(1.8)	$3.0

(In millions)	As of September 30, 2017
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.6	$—	$2.6	$(1.8)	$0.8

(In millions)	As of December 31, 2016
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.2	$—	$7.2	$(4.3)	$2.9

(In millions)	As of December 31, 2016
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.0	$—	$5.0	$(4.3)	$0.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2017	2016	2017	2016
Foreign exchange contracts	Revenue	$1.3	$—	$1.2	$(0.5)
Foreign exchange contracts	Cost of sales	—	(0.2)	0.7	(0.3)
Foreign exchange contracts	Other income, net	0.7	0.1	0.9	(0.1)
Total		2.0	(0.1)	2.8	(0.9)
Remeasurement of assets and liabilities in foreign currencies		(1.0)	0.1	(1.9)	(0.2)
Net gain (loss) on foreign currency transactions		$1.0	$—	$0.9	$(1.1)

Interest Rates: We have entered into three interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

At September 30, 2017, the fair value recorded in other assets on the Condensed Consolidated Balance Sheet was $0.5 million. The effective portion of these derivatives designated as cash flow hedges of ($0.3 million) has been reported in other comprehensive income (loss), net of tax, on the Condensed Consolidated Statement of Comprehensive Income.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of September 30, 2017.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $189.1 million at September 30, 2017, represent guarantees of our future performance. We also have provided $18.4 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of September 30, 2017, the gross value of such arrangements was $5.0 million, of which our net exposure under such guarantees was $0.4 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Balance at beginning of period	$14.7	$12.7	$14.5	$12.5
Expense for new warranties	2.9	3.0	8.9	8.6
Adjustments to existing accruals	—	(0.1)	(0.4)	(0.5)
Claims paid	(3.4)	(2.3)	(10.8)	(7.3)
Added through acquisition	0.6	—	2.3	—
Translation	0.2	—	0.5	—
Balance at end of period	$15.0	$13.3	$15.0	$13.3

NOTE 12. BUSINESS SEGMENT INFORMATION

Operating segments for the Company are determined based on information used by the chief operating decision maker (CODM) in deciding how to evaluate performance and allocate resources to each of the segments. JBT’s CODM is the Chief Executive Officer (CEO). While there are many measures the CEO reviews in this capacity, the key segment measures reviewed include operating profit, operating income margin, and EBITDA.

In the third quarter of 2017, we changed the internal structure of our management team; insofar that it increased the number of operating segments, as defined by ASC 280, Segment Reporting, for the Company. Although the number of operating segments has increased from prior periods, we have aggregated multiple operating segments into one reportable segment, FoodTech, as they exhibit similar long-term operational, financial and economic characteristics. As such, our reportable segments remain the same and prior period disclosures are still comparable.

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Revenue:
JBT FoodTech	$296.1	$235.9	$816.6	$642.2
JBT AeroTech	124.8	112.7	334.8	303.3
Other revenue and intercompany eliminations	(0.1)	1.0	—	—
Total revenue	$420.8	$349.6	$1,151.4	$945.5

Income before income taxes
Segment operating profit:
JBT FoodTech	$37.8	$28.2	$89.4	$78.0
JBT AeroTech	15.4	12.0	35.8	31.9
Total segment operating profit	53.2	40.2	125.2	109.9
Corporate items:
Corporate expense(1)	(10.7)	(10.4)	(31.5)	(31.4)
Restructuring expense(2)	(0.3)	(0.3)	(1.3)	(9.4)
Operating income	42.2	29.5	92.4	69.1

Net interest expense	(3.6)	(2.8)	(10.3)	(7.0)
Income from continuing operations before income taxes	$38.6	$26.7	$82.1	$62.1

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

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is approximately $12.0 million.

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million.

The following table details the amounts reported in Restructuring expense on the condensed consolidated statement of income since the implementation of these plans:

	Cumulative Amount	For the Quarter Ended			Cumulative Amount
(In millions)	As of December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	As of September 30, 2017
Severance and related expense	$6.1	$0.5	$0.1	$—	$6.7
Other	6.2	0.2	0.6	0.3	7.3
Total restructuring charges	$12.3	$0.7	$0.7	$0.3	$14.0

The restructuring expense is associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expenses incurred during the three months ended September 30, 2017 primarily relate to costs to streamline operations and consolidate facilities as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2017:

(In millions)	Balance as of December 31, 2016	Charged to Earnings	Payments Made	Release of Liability	Balance as of September 30, 2017
Severance and related expense	$8.3	$0.5	$(4.1)	$(0.4)	$4.3
Other	0.6	1.2	(1.2)	—	0.6
Total	$8.9	$1.7	$(5.3)	$(0.4)	$4.9

The releases represent amounts which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees. We expect to complete all plans by mid 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our strategic plans, restructuring and optimization plans and expected cost savings from those plans, our cash flows, our acquisitions, and our covenant compliance.

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

We continue to enhance our comprehensive approach to Corporate Social Responsibility (CSR), building on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to improve their operations; and giving back to the communities where we live and work. Our equipment and technology continue to deliver quality performance while striving to minimize waste and maximize efficiency in order to create shared value for both our food processing and beverage and air transportation customers. A key CSR objective is to further align our business with our customers in order to support their ambitious quality, financial, and CSR goals.

Non-GAAP Financial Measures

The results for the three and nine months ended September 30, 2017 and 2016 include items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2017	2016	2017	2016
Income from continuing operations as reported	$26.4	$20.6	$62.3	$44.6

Non-GAAP adjustments:
Restructuring expense	0.3	0.3	1.3	9.4
Impact on tax provision from Non-GAAP adjustments(1)	(0.1)	(0.1)	(0.4)	(3.0)
Adjusted income from continuing operations	$26.6	$20.8	$63.2	$51.0

Income from continuing operations as reported	$26.4	$20.6	$62.3	$44.6
Total shares and dilutive securities	32.3	29.8	31.7	29.8
Diluted earnings per share from continuing operations	$0.82	$0.69	$1.97	$1.50

Adjusted income from continuing operations	$26.6	$20.8	$63.2	$51.0
Total shares and dilutive securities	32.3	29.8	31.7	29.8
Adjusted diluted earnings per share from continuing operations	$0.82	$0.70	$1.99	$1.71

(1)    Impact on tax provision was calculated using the Company’s annual effective tax rate of 31.0% and 30.6% for September 30, 2017 and 2016, respectively.

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

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Net income	$25.8	$20.6	$61.1	$44.5
Loss from discontinued operations, net of taxes	(0.6)	—	(1.2)	(0.1)
Income from continuing operations as reported	26.4	20.6	62.3	44.6
Provision for income taxes	12.2	6.1	19.8	17.5
Net interest expense	3.6	2.8	10.3	7.0
Depreciation and amortization	12.8	9.1	37.9	27.2
EBITDA	55.0	38.6	130.3	96.3

Restructuring expense	0.3	0.3	1.3	9.4
Adjusted EBITDA	$55.3	$38.9	$131.6	$105.7

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$/bps
Revenue	$420.8	$349.6	$71.2
Cost of sales	299.3	255.5	(43.8)
Gross profit	121.5	94.1	27.4
Gross profit %	28.9%	26.9%	200 bps
Selling, general and administrative expense	73.7	56.5	(17.2)
Research and development expense	6.9	6.3	(0.6)
Restructuring expense	0.3	0.3	—
Other (income) expense, net	(1.6)	1.5	3.1
Operating income	42.2	29.5	12.7
Operating income %	10.0%	8.4%	160 bps
Interest expense, net	(3.6)	(2.8)	(0.8)
Income from continuing operations before income taxes	38.6	26.7	11.9
Provision for income taxes	12.2	6.1	(6.1)
Income from continuing operations	26.4	20.6	5.8
Loss from discontinued operations, net	(0.6)	—	(0.6)
Net income	$25.8	$20.6	$5.2

Total revenue for the three months ended September 30, 2017 increased $71.2 million compared to the same period in 2016. The increase was driven by revenue from acquired companies, which added $51.6 million, organic growth of $14.0 million and $5.6 million due to currency translation.

Operating income margin was 10.0% for the three months ended September 30, 2017 compared to 8.4% in the same period in 2016, an increase of 160 bps, as a result of the following items:

•
Gross profit margin increased 200 bps to 28.9% compared to 26.9% in the same period last year. This increase was the result of Elevate initiatives, including value selling, aftermarket growth and sourcing, as well as favorable mix of higher margin products, both of which contributed evenly to this improvement.

•
Selling, general and administrative expense increased both in dollars and as a percentage of revenue primarily in FoodTech as a result of higher SG&A expenses of our recently acquired companies. These increased expenses were partially offset by a benefit recognized in the quarter of $0.5 million related to forfeited stock compensation from retiring executives.

•
Research and development expense has increased as we continue to invest in Elevate new product development initiatives. As a percent of revenue, these expenses have declined to 1.6% compared to 1.8% in the same period last year as revenue increased at a faster pace.

•
Other (income) expense, net was $(1.6) million in the quarter, a decrease in costs of $3.1 million compared to the same period last year. Acquisition costs declined by $1.8 million in the quarter compared to prior year. The remaining decrease reflected foreign currency gains in the quarter.

•	Currency translation did not have a significant impact on our operating income comparative results.

Interest expense, net increased $0.8 million primarily due to higher average debt levels resulting from acquisitions as well as increases in interest rates.

Income tax expense for the three months ended September 30, 2017 reflected an expected effective income tax rate of 31.0%, compared to 30.6% in the same period in 2016, reflecting a higher mix of earnings in the U.S. than in jurisdictions with lower tax rates.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$/bps
Revenue:
JBT FoodTech	$296.1	$235.9	$60.2
JBT AeroTech	124.8	112.7	12.1
Other revenue and intercompany eliminations	(0.1)	1.0	(1.1)
Total revenue	$420.8	$349.6	$71.2

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$37.8	$28.2	$9.6
JBT FoodTech segment operating profit %	12.8%	12.0%	80 bps
JBT AeroTech	15.4	12.0	3.4
JBT AeroTech segment operating profit %	12.3%	10.6%	170 bps
Total segment operating profit	53.2	40.2	13.0
Total segment operating profit %	12.6%	11.5%	110 bps
Corporate items:
Corporate expense	(10.7)	(10.4)	(0.3)
Restructuring expense	(0.3)	(0.3)	—
Operating income	$42.2	$29.5	$12.7
Operating income %	10.0%	8.4%	160 bps

Inbound orders:
JBT FoodTech	$296.4	$242.2
JBT AeroTech	144.0	104.6
Total inbound orders	$440.4	$346.8

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

JBT FoodTech’s revenue for the three months ended September 30, 2017 increased by $60.2 million, or $54.8 million in constant currency, compared to the same period in 2016. Revenue growth in North America contributed to half of the increase in the quarter, with the remaining growth primarily driven by equal growth in Europe and Asia Pacific. Acquisitions contributed $48.0 million in growth in revenue, and the remaining FoodTech business contributed $6.8 million. Currency translation resulted in an increase of $5.4 million from prior year.

JBT FoodTech’s operating profit margin for the three months ended September 30, 2017 was 12.8% compared to 12.0% in the same period in the prior year, an increase of 80 bps. Operating profit margin was positively impacted by an increase in gross profit margins of 210 bps, primarily driven by Elevate initiatives including aftermarket growth and strategic sourcing, as well as a favorable mix of higher margin products. This increase was partially offset by increased SG&A costs resulting in a decline of 130 bps, which was the result of higher relative SG&A costs from acquired companies.

Currency translation did not have a significant impact on our operating profit comparative results for FoodTech.

JBT AeroTech

JBT AeroTech’s revenue for the three months ended September 30, 2017 increased $12.1 million, or $11.9 million in constant currency, compared to the same period in 2016. Acquisitions contributed $3.6 million, $8.3 million was from organic growth and $0.2 million from currency translation. Revenue from our organic mobile equipment business increased $8.0 million primarily due to higher shipments of cargo loaders and deicing equipment, service revenue increased by $4.7 million driven by higher revenue on new and existing maintenance contracts, and our fixed equipment revenue decreased $4.4 million mainly as a result of lower installation revenue compared to the same period in the prior year.

JBT AeroTech’s operating profit margin for the three months ended September 30, 2017 was 12.3% compared to 10.6% in the same period in the prior year, an increase of 170 bps. Operating profit margin was positively impacted by an increase in gross margin of 120 bps, driven by Elevate initiatives including value selling, and favorable mix on higher margin equipment. In addition SG&A savings provided a 50 bps improvement resulting from better leveraging of fixed expenses on higher revenue.

Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense was consistent during the three months ended September 30, 2017, compared to the same period in 2016, and declined as a percent of sales from 3.0% in the prior year compared to 2.5% in the third quarter 2017. In the third quarter ended September 30, 2017 we recognized $0.5 million of benefits in forfeited stock compensation from retiring executives.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$/bps
Revenue	$1,151.4	$945.5	$205.9
Cost of sales	817.5	678.8	(138.7)
Gross profit	333.9	266.7	67.2
Gross profit %	29.0%	28.2%	80 bps
Selling, general and administrative expense	221.2	168.4	(52.8)
Research and development expense	19.6	17.7	(1.9)
Restructuring expense	1.3	9.4	8.1
Other (income) expense, net	(0.6)	2.1	2.7
Operating income	92.4	69.1	23.3
Operating income %	8.0%	7.3%	70 bps
Interest expense, net	(10.3)	(7.0)	(3.3)
Income from continuing operations before income taxes	82.1	62.1	20.0
Provision for income taxes	19.8	17.5	(2.3)
Income from continuing operations	62.3	44.6	17.7
Loss from discontinued operations, net	(1.2)	(0.1)	(1.1)
Net income	$61.1	$44.5	$16.6

Total revenue for the nine months ended September 30, 2017 increased $205.9 million, or $203.2 million in constant currency, compared to the same period in 2016. The increase was driven by revenue from acquired companies, which added $129.3 million, organic growth of $73.9 million and $2.7 million due to currency translation.

Operating income margin was 8.0% for the nine months ended September 30, 2017 compared to 7.3% in the same period in 2016, an increase of 70 bps, as a result of the following items:

•
Gross profit margin increased 80 bps to 29.0% compared to 28.2% in the same period last year. This increase was the result of acquired companies with higher gross margin profiles than our legacy businesses, Elevate initiatives such as value selling and aftermarket growth, and increased volume of higher margin products, each contributing to this increase by approximately one-third.

•	Selling, general and administrative expense increased both in dollars and as a percentage of revenue as a result of higher SG&A expenses of our recently acquired companies.

•
Research and development expense has increased as we continue to invest in Elevate new product development initiatives. As a percent of revenue, these expenses have declined to 1.7% compared to 1.9% in the same period last year as revenue increased at a faster pace.

•
Restructuring expense decreased $8.1 million. In the prior year we recorded restructuring expense of $9.4 million in connection with our plan to realign portions of the FoodTech business, accelerate sourcing initiatives and consolidate smaller facilities.

•	Other (income) expense, net improved $2.7 million due to foreign currency gains and gains disposals of fixed assets, and lower acquisition costs in the year.

•	Currency translation did not have a significant impact on our operating income comparative results.

Interest expense, net increased $3.3 million primarily due to higher average debt levels resulting from acquisitions and increased interest rates.

Income tax expense for the nine months ended September 30, 2017 reflected an expected effective income tax rate of approximately 31.0%, compared to 30.6% in the same period in 2016. In addition we recognized a $5.9 million discrete tax benefit due to new share-based compensation guidance effective as of January 1, 2017.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2017	2016	$
Revenue:
JBT FoodTech	$816.6	$642.2	$174.4
JBT AeroTech	334.8	303.3	31.5
Other revenue and intercompany eliminations	—	—	—
Total revenue	$1,151.4	$945.5	$205.9

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$89.4	$78.0	$11.4
JBT FoodTech segment operating profit %	10.9%	12.1%	-120 bps
JBT AeroTech	35.8	31.9	3.9
JBT AeroTech segment operating profit %	10.7%	10.5%	20 bps
Total segment operating profit	125.2	109.9	15.3
Total segment operating profit %	10.9%	11.6%	-70 bps
Corporate items:
Corporate expense	(31.5)	(31.4)	(0.1)
Restructuring expense	(1.3)	(9.4)	8.1
Operating income	$92.4	$69.1	$23.3
Operating income %	8.0%	7.3%	70 bps

Inbound orders:
JBT FoodTech	$897.3	$665.0
JBT AeroTech	365.4	333.2
Intercompany eliminations/other	0.1	—
Total inbound orders	$1,262.8	$998.2

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

JBT FoodTech’s revenue for the nine months ended September 30, 2017 increased by $174.4 million, or $171.1 million in constant currency, compared to the same period in 2016. Revenue growth in North America contributed to half of the increase in the nine months ended September 30, 2017, with the remaining growth primarily driven by equal growth in Europe and Asia Pacific. Acquisitions contributed $125.7 million in revenue growth, and the legacy FoodTech businesses contributed organic growth of $45.5 million. Currency translation resulted in an increase of $3.2 million from prior year.

JBT FoodTech’s operating profit margin for the nine months ended September 30, 2017 was 10.9% compared to 12.1% in the same period prior year, a decrease of 120 bps. Operating profit margin was positively impacted by an increase in gross profit margins of 70 bps, offset by increased SG&A costs which drove a decline of 190 bps. The gross margin improvement was driven by acquisitions which resulted in a 35 bps increase, and the remainder from Elevate initiatives such as value selling and aftermarket growth. Increased SG&A expenses were primarily the result of higher relative SG&A costs from acquired companies.

Currency translation did not have a significant impact on our operating profit comparative results for FoodTech.

JBT AeroTech

JBT AeroTech's revenue for the nine months ended September 30, 2017 increased by $31.5 million, or $32.0 million in constant currency, compared to the same period in 2016. Acquisitions contributed $3.6 million, $28.4 million was from organic growth and ($0.5) million in currency translation. Revenue from our fixed equipment business increased $19.3 million primarily driven by higher shipments of passenger boarding bridges to domestic airports, service revenue increased by $12.5 million driven by higher revenue on new and existing maintenance contracts, and our organic mobile equipment revenue declined $3.4 million resulting mainly from decreased sales to military customers.

JBT AeroTech's operating profit margin for the nine months ended September 30, 2017 was 10.7% compared to 10.5% in the same period in the prior year, reflecting an increase of 20 bps. The drivers of gross profit margin improvement were split fairly evenly between improvements from Elevate initiatives including value selling, and favorable mix on higher margin equipment. Operating expenses remained consistent as a percent of sales compared to 2016, despite an increase in expenses related to transaction costs on acquisitions and higher relative SG&A costs on acquired companies totaling $1.2 million offset by improved leveraging of fixed costs.

Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense was consistent during the nine months ended September 30, 2017, compared to the same period in 2016, and declined as a percent of sales from 3.3% in the prior year compared to 2.7% in 2017.

Restructuring

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan is approximately $12.0 million.

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million.

The following table shows the cumulative cost savings to date from inception of the plans through September 30, 2017, and expected through the duration of the plans:

(In millions)	Cumulative to Date	Remainder of 2017	2018
Cost of Sales	$1.6	$0.2	$0.5
Selling, General and Administrative Expense	4.7	0.5	0.5
Total	$6.3	$0.7	$1.0

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of September 30, 2017, or cash plus borrowing capacity under our credit facilities was $290.4 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of September 30, 2017, we had $38.4 million of cash and cash equivalents, $34.7 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign geographies. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (“IRS”) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. As of September 30, 2017 there were no amounts outstanding subject to this IRS guidance. During 2017, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. The U.S. parent used the proceeds of these intercompany loans to reduce outstanding borrowings under our five-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the nine months ended September 30, 2017 and 2016 were as follows:

(In millions)	2017	2016
Cash provided by continuing operating activities	$69.2	$26.9
Cash required by investing activities	(129.2)	(26.2)
Cash provided by financing activities	65.0	8.0
Cash required by discontinued operating activities	(1.2)	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	1.4	2.1
Increase in cash and cash equivalents	$5.2	$10.7

Cash provided by continuing operating activities during the nine months ended September 30, 2017 was $69.2 million, representing a $42.3 million increase compared to the same period in 2016. The increase was driven primarily by higher net income and increased deposits from customers, which were partially offset by an increase in inventory spend.

Cash required by investing activities during the nine months ended September 30, 2017 was $129.2 million, an increase of $103.0 million compared to the same period in 2016, due primarily to increased acquisition spending in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as we acquired Avure, AMSS and PLF in 2017.

Cash provided by financing activities during the nine months ended September 30, 2017 was $65.0 million, an increase of $57.0 million compared to the same period in 2016. On March 6, 2017 we issued 2.3 million shares of common stock which resulted in net proceeds of $184.1 million. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes. We made net payments under our revolving credit facility of $93.1 million during the nine months ended September 30, 2017, as well as paid dividends of $9.6 million.

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

As of September 30, 2017 we had $150.0 million outstanding under the term loan within the credit facility, $247.8 million drawn on and $352.2 million of availability under the revolving credit facility. Our ability to use this availability is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of September 30, 2017, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all. In February 2017, we exercised our option to temporarily increase the maximum allowable leverage ratio under the Credit Agreement from 3.5x to 4.0x, for the quarter ended December 31, 2016 and the following three quarters. The leverage ratio increase option is available for the first quarter end after we complete a permitted acquisition having consideration in excess of $100.0 million. Our exercise of the leverage ratio increase option had the effect of temporarily increasing the amount we are able to borrow under the revolving credit facility.

In May 2017, we entered into a fourth amendment to the credit agreement. This amendment revoked the leverage ratio increase period and returned us to the original maximum leverage ratio of 3.5x, as well as immediately resetting the leverage ratio increase option so it would be available to us without a waiting period that would otherwise apply. The amendment expanded the qualifying event to allow for the option to be exercised if any permitted acquisition, or a series of permitted acquisitions occurring within any consecutive twelve (12) month period following the first such permitted acquisition, had aggregate consideration in excess of $100.0 million. It also provided flexibility to JBT in determining the length of the leverage ratio increase period, but not to exceed four quarters.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of September 30, 2017, some of our debt was effectively fixed rate debt while approximately $177.9 million, or 44.0%, was subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2017. Refer to our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2017. We have concluded that, as of September 30, 2017, our disclosure controls and procedures were:

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

In the third quarter of 2017, we deployed the first instance of a new standardized enterprise resource planning system (“ERP”), which is a critical component of our internal control infrastructure. The implementation of this ERP requires changes to both manual and automated controls; including automating previously manual processes. The ERP implementation is scheduled to continue through 2020. Management believes the necessary steps have been taken to maintain effective internal controls and to monitor their operation during the period of change.

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
John Bean Technologies Corporation:

We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2017, the related condensed consolidated statements of income, and comprehensive income, for the three-month and nine-month periods ended September 30, 2017 and 2016, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, IL
October 30, 2017

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended September 30, 2017.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2017:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2017 through July 31, 2017	—	$—	—	$25.7
August 1, 2017 through August 31, 2017	56,973	87.76	56,973	20.7
September 1, 2017 through September 30, 2017	—	—	—	20.7
	56,973	$87.76	56,973	$20.7

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
(Registrant)

/s/ MEGAN J. RATTIGAN
Megan J. Rattigan
Vice President, Controller and duly authorized officer
(Principal Accounting Officer)
Date: October 30, 2017

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1*	Separation and General Release Agreement - Steven Smith

15*	Letter re: Unaudited interim financial information.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.