Form 10-K
period 2017-12-31
John Bean Technologies CORP
filed 2018-02-28
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $3,034,429,468.
At February 26, 2018, there were 31,577,182 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

The product offerings of our FoodTech businesses include:

•
Protein. Providing comprehensive solutions to our customers, our Protein technology offerings include chilling, mixing/grinding, injecting, marinating, tumbling, portioning, packaging, coating, frying, freezing, weighing, X-ray food inspection, and packaging systems for poultry, beef, pork and seafood, as well as ready-to-eat meals, fruits, vegetables, dairy, and bakery products.

•
Liquid Foods. Our Liquid Foods portfolio includes fruit and juice solutions that extract, concentrate and aseptically process citrus, tomato and other fruits, vegetables, and juices. It also includes in-container solutions for the filling, closing and preservation of fruits, vegetables, soups, sauces, dairy, and pet food products as well as ready-to-eat meals in a wide variety of modern packages. Strategic acquisitions completed in 2017 added significant capabilities in the powder filling and high pressure processing segments to our product portfolio.

•
Automated Systems. We also provide stand-alone, fully-integrated, and dual-mode robotic automated guided vehicle systems for material movement requirements with a wide variety of applications including manufacturing and warehouse facilities.

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

•	Fixed Equipment. JBT AeroTech provides gate equipment for passenger boarding.

•	Airport Services. JBT AeroTech also maintains the maintenance of airport equipment, systems, and facilities.

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

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. We deliver industrial capacity equipment which includes freezers, citrus juice extractors, preservation systems, coating systems and packaging systems. The installed base of our equipment provides a stream of recurring revenue from aftermarket products, parts, services, and lease arrangements. Recurring revenue accounted for 41.5% of our FoodTech total revenue in 2017. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers. We also provide stand-alone and fully integrated automated guided vehicle systems for repetitive material handling requirements, for example in manufacturing and warehouse facilities.

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

Protein. Our fully integrated processing lines often span from the initial point of entry of raw products through further processing. Our Protein systems include Wolf-Tec Polar Dissolver brine preparation, IMAX injection, Polar Massager marination, Polar Flex Carve maceration, TMAX tenderization, TVI portion cutting systems, the DSI™ waterjet portioners, slicers and attribute scanner/sorters; the Stein™ coating and seasoning applicators, teflon coated Formcook Contact and Combi Cookers, THERMoFIN® fryers, GYRoCOMPACT® spiral ovens, JSO Jet Stream® ovens; Double D™ Revoband™ linear ovens and cooking systems; Novus X-ray systems; C.A.T. FATCAT chillers, ULTRACAT injectors, scales and weighing systems, GLACIERCAT freezers and Tipper Tie Clip packaging systems. Although our solutions are primarily used in the processing of meat and poultry (including nuggets, strips, and wings), we also provide systems that portion, coat or cook other food products ranging from breads and pizzas, seafood, and ready-to-eat meals to pet food. Through our acquisition of Tipper Tie, Inc. we also serve industrial, non-food customers, primarily in the adhesives, glues, silicone and industrial explosives industries.

With our first commercial food processing developed in the 1960s, we remain a leading supplier of freezing and chilling solutions to the food processing industry. We design, assemble, test, and install industry-leading technologies under the Frigoscandia® brand, which include the GYRoCOMPACT® self-stacking spiral, the FLoFREEZE® individual quick freezing (IQF) system, and the ADVANTEC™ linear/impingement freezing system, as well as flat product and contact freezers, chillers and proofers. We also offer a structure-supported Northfield SuperTRAK® spiral freezer for high volume, large packaged products. Our freezers are designed to meet the most stringent demands for quality, economy, food safety and user-friendliness. Our industrial freezers can be found in plants processing food products ranging from meat, seafood, and poultry to bakery products and ready-to-eat meals, fruits, vegetables, and dairy products.

Protein technology offerings accounted for 34% of our total revenue in 2017.

Liquid Foods. We offer comprehensive processing lines from primary juice extraction through end of line packaging. In the primary space, we supply industrial citrus, tropical and temperate fruit processing equipment. Our citrus processing solutions include citrus extractors, finishers, pulp systems, evaporators, and citrus ingredient recovery systems as well as aseptic systems (including sterilizers, fillers, and controls) integrated with bulk aseptic storage systems for not-from-concentrate orange juice. Our READYGo™ family of skid-mounted products includes solutions for aseptic sterilization and bulk filling, as well as ingredients and by-products recovery and clean-up systems. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze® produce juicers. These juicers are used around the world in hotels, restaurants, coffee shops, grocery stores, convenience stores, quick service restaurants, and juice bars.

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

We are a global supplier of fully integrated industrial preservation systems that enable production of shelf stable foods in a wide variety of flexible, rigid, and semi-rigid packages. These integrated solutions for the processing of shelf-stable food and liquid products include a line of continuous hydrostatic sterilizers, our continuous rotary sterilizers, Steam Water Spray static and SuperAgi™ batch retorts, XL-series fillers, SeamTec™ and X-series closers, material handling systems and LOG-TEC® thermal process controls. We are a recognized U.S. Department of Agriculture (USDA) and Food and Drug Administration (FDA) Food Process Authority and offer the largest selection of preservation products in the industry. We offer consulting services to help design food production processes in accordance with USDA and FDA's stringent requirements. Our automated batch retorts can handle an array of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our solutions also include specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. Additionally, we offer modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes to allow real time modifications in the case of process deviations.

In 2017, we acquired the Avure Technologies and PLF International businesses, adding capabilities in the high pressure processing space for a broad array of market segments, and powdered product filling and handling systems, respectively.

Liquid Foods solution offerings accounted for 34% of our total revenue in 2017.

Automated Systems.   We are a leading global supplier of robotic automated guided vehicle systems for material movement in manufacturing and warehouse facilities. We provide engineering services and simulations to evaluate the material handling requirements, standard and custom automated guided vehicle hardware and software, and stand-alone (JayBoT®) and fully-integrated system hardware and software for a scalable solution that can be applied individually or across the entire customer enterprise.

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

There is a significant installed base of our airport and airline equipment around the world. We are a leading supplier of cargo loaders, passenger boarding bridges, and aircraft deicers. We have also sold a significant number of mobile passenger steps, cargo transporters, and tow tractors that are operating at airports around the world. This installed base provides a stream of recurring revenue from aftermarket parts, products, and services. Recurring revenue accounted for 36% of AeroTech total revenue in 2017. Our installed base also offers continuous access to customer feedback for improvements and new product development.

JBT AeroTech products have been delivered to more than 100 countries. To support this equipment, we have operations located throughout the world. Our principal production facilities are located in the United States (Florida and Utah), China, Mexico, the United Kingdom and Spain. We also have sales and service offices located in nine countries and collaborative relationships with independent sales representatives, distributors, and service providers in over thirty additional countries.

Solutions, Products, and Services

We offer a broad portfolio of systems, equipment, and services to airport authorities, airlines, air cargo handlers, ground handling companies, military customers and defense contractors.

Mobile Equipment. We supply air cargo loaders, aircraft deicers, mobile power and environmental air conditioning systems, and other mobile ground support equipment to commercial air passenger and freight carriers, ground handlers, military customers and defense contractors.

Our Commander™ and Ranger™ loaders service containerized narrow-body and wide-body jet aircraft and are available in a wide range of configurations. Our Tempest™ aircraft deicers offer a broad range of options that can be configured to meet customers’ specific and regional need to provide efficient aircraft deicing while on the tarmac. We manufacture and supply a full array of B-series conventional aircraft tow tractors for moving aircraft without consumption of jet fuel, mobile passenger steps for tarmac boarding and deplaning, belt loaders, and self-propelled transporters for pallet and container handling.

Airlines and ground handling companies face increased pressure to reduce emissions and minimize fuel usage. We have a long history of delivering alternative fuel ground support equipment that provides a solution to these environmental and operational challenges. Our alternative fuel design approach is to provide modular ground support equipment, capable of being powered by a variety of power sources. Our electric powered product offering includes Commander cargo loaders, cargo transporters, conventional aircraft pushback tractors, belt loaders, and passenger boarding steps. We also offer electric retrofit kits for our existing delivered base of diesel powered Commander cargo loaders.

We manufacture a variety of sizes and configurations of auxiliary equipment including 400 Hertz ground power and preconditioned air units that supply aircraft requirements for electrical power and cooled air circulation for the environmental control system (air-conditioning) and main engine starting during ground operations.

Within mobile equipment, we also have a portfolio of military equipment, including a wide range of cargo loaders, ground power air conditioning, aircraft air compressors, air start, and bleed air units for the U.S. Air Force, the U.S. Navy, international military forces, airframe manufacturers and defense contractors. Mobile equipment technology offerings accounted for 12% of our total revenue in 2017.

In 2017, we acquired Aircraft Maintenance Support Services, Ltd. (AMSS), a manufacturer of military and commercial aviation equipment that enhances our offerings and expands our access to foreign customers with our existing products.

Fixed Equipment. We supply airport gate equipment. Our Jetway® passenger boarding bridges have set the standard for airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959. Our passenger boarding bridges support a range of aircraft types, from regional aircraft up to the Airbus A380. Within fixed equipment, we also supply point-of-use and mobile 400 Hertz and pre-conditioned air units that enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate, as well as remote gate monitoring equipment to improve equipment availability and reduce turn times. We also offer aircraft in-ground service pits to provide utility access on airport ramps, hangars and remote parking areas. Fixed equipment accounted for 10% of our total revenue in 2017.

Airport Services. We are an industry provider for the design and management of technical support programs supplied to airlines and airports at over 20 major locations most of which are in the continental United States. Our specialty services extend to expertise in the development of sustainable and value orientated operation, maintenance, and repair of sophisticated in-line baggage handling systems, gate equipment, facilities, and ground support equipment.

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

Sources and Availability of Raw Materials
All of our business segments purchase carbon steel, stainless steel, aluminum, and/or steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs.

Research and Development
The objectives of our research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products.

For additional financial information about our research and development activities, refer to Note 1. Summary of Significant Accounting Policies and Note 16. Business Segments to our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 725 United States and foreign issued patents and have approximately 240 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 820 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Competition
We conduct business worldwide and compete with large multinational companies as well as a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area.

We compete by leveraging our industry expertise to provide differentiated and proprietary technology, integrated systems, high product quality and reliability, and comprehensive aftermarket service. We strive to provide our customers with equipment that delivers a lower total cost of ownership, distinguishing ourselves by providing excellent equipment uptime and increased yields with improved final product quality.

JBT FoodTech’s major competitors include Advanced Equipment Inc.; Alit SRL; Allpax Products, Inc.; Atlas Pacific Engineering Company, Inc.; Barry-Wehmiller Companies, Inc.; Brown International Corp.; CFT S.p.A.; Egemin Automation Inc.; Elettric 80 S.p.a. Italia; Ferrum; Food Processing Equipment Company; FPS Process Foods Solutions; GEA Group AG; Marel hf.;

METALQUIMIA, S.A.; Mettler-Toledo International, Inc.; Morris & Associates, Inc.; MYCOM; Middleby Corporation; Nantong Freezing Equipment Company, Ltd.; Poly-clip system GmbH & Co. KG; Provisur Technologies, Inc.; Scanico A/S; Shibuya Corporation; Starfrost; Statco Engineering; Steriflow SAS.; Tetra Laval; and Tecnopool S.p.A.

JBT AeroTech’s major competitors include Cavotec SA; Elite Line Services Inc.; ERMC; Global Ground Support LLC; Goldhofer AG; Illinois Tool Works Inc.; Mallaghan Engineering Ltd; Shenzhen CIMC - Tianda Airport Support CO. LTD.; ThyssenKrupp AG; TLD Group SAS; Trepel Airport Equipment GmbH; Textron Inc.; TwistAero; Vanderlande Industries B.V.; Vestergaard Company A/S; and Weihai Guangtai Airport Equipment Co., LTD.

Employees
We have approximately 5,800 employees with approximately 3,600 located in the United States. Approximately 7% of our employees in the United States are represented by two collective bargaining agreements.

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

Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, and related state laws and regulations, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances that have been released into the environment, including hazardous substances generated by any closed operations or facilities. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage, and recovery of response cost. We may also be subject to the corrective action provisions of the Resource, Conservation and Recovery Act, or RCRA, and analogous state laws that require owners and operators of facilities that treat, store, or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with their operations.

Many of our facilities and operations are also governed by laws and regulations relating to worker health and workplace safety, including the Federal Occupational Safety and Health Act, or OSHA. We believe that appropriate precautions are taken to protect our employees and others from harmful exposure to potentially hazardous materials handled and managed at our facilities, and that we operate in substantial compliance with all OSHA or similar regulations.

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

Available Information
All periodic and current reports, registration statements, and other filings that we are required to make with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, proxy statements and other information are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. You may access and read our SEC filings free of charge through our website at www.jbtc.com, under “Investor Relations – SEC Filings,” or the SEC’s website at www.sec.gov. These reports are also available to read and copy at the SEC’s Public Reference Room by contacting the SEC at 1-800-SEC-0330.

The information contained on or connected to our website, www.jbtc.com, is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 19, 2018, are as follows:

Name	Age	Office
Thomas W. Giacomini	52	Chairman, President and Chief Executive Officer
Brian A. Deck	49	Executive Vice President and Chief Financial Officer
Paul Sternlieb	45	Executive Vice President and President, Protein
Carlos Fernandez	48	Executive Vice President and President, Liquid Foods
David C. Burdakin	62	Executive Vice President and President, JBT AeroTech
Steven R. Smith	57	Executive Vice President
James L. Marvin	57	Executive Vice President, General Counsel and Secretary
Jason T. Clayton	41	Executive Vice President, Human Resources
Debarshi Sengupta	41	Executive Vice President, Business Development
Megan J. Rattigan	49	Vice President and Controller

THOMAS W. GIACOMINI became the President and Chief Executive Officer of JBT Corporation as well as a member of the JBT Board of Directors in September 2013. In May 2014, Mr. Giacomini was elected Chairman of the Board. Prior to joining JBT, he served as Vice President (since February 2008) of Dover Corporation, a diversified global manufacturer, and President and Chief Executive Officer (since November 2011) of Dover Engineered Systems. Prior to serving in these roles, Mr. Giacomini served as President (from April 2009 to November 2011) and Chief Executive Officer (from July 2009 to November 2011) of Dover Industrial Products and President (from October 2007 to July 2009) of Dover's Material Handling Platform. Mr. Giacomini joined Dover in 2003 following its acquisition of Warn Industries, an industrial manufacturer specializing in vehicle performance enhancing equipment. During his 12 year tenure at Warn Industries he held a variety of leadership roles including President and Chief Operating Officer. Prior to joining Warn Industries, Mr. Giacomini held various positions at TRW, Inc. Since June 2017, Mr. Giacomini has served as a director of MSA Safety Incorporated, a global safety equipment manufacturer.

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

PAUL STERNLIEB became the Executive Vice President and President, Protein in October 2017. Prior to joining JBT, he was Group President, Global Cooking (since 2014) of Illinois Tool Works (ITW). Prior to ITW, he served as a Vice President and

General Manager (2011 to 2014) for Danaher. Prior to that, he held management roles with H.J. Heinz Company and was a consultant with McKinsey & Company leading consulting engagements for global food and beverage clients.

CARLOS FERNANDEZ became the Executive Vice President and President, Liquid Foods in August 2017. Previously, Mr. Fernandez served as a Vice President of JBT (since 2014) and President, Liquid Foods (since 2016). He joined FMC Corporation in 1996 as a Financial Analyst in Madrid, Spain. Since then Mr. Fernandez served in a variety of finance and general manager roles with FMC Corporation and FMC Technologies, Inc., JBT’s previous parent company, as well as with JBT FoodTech, including serving as the General Manager of Fruit and Juice Solutions from 2012 to 2014.

DAVID C. BURDAKIN became the Executive Vice President and President, JBT AeroTech in May 2014. Previously, Mr. Burdakin was Vice President and Division Manager-JBT AeroTech beginning in January 2014. Prior to joining JBT, he worked as an independent consultant and as Non-Executive Chairman of Mayline Corporation, a private equity owned industrial company (2012 to 2013). Prior to Mayline, he served as President and Chief Executive Officer (2007 to 2012) of Paladin Brands, a leading independent manufacturer of attachment tools for construction equipment including mobile aviation support equipment. Prior to that, Mr. Burdakin progressed through various leadership roles at HNI Corporation (1993 to 2007), including seven years as President of The HON Company, HNI's largest operating company. Prior to joining HNI, he held various positions at Illinois Tool Works Inc. and Bendix Industrial Group.

STEVEN R. SMITH became the Vice President and Division Manager-JBT FoodTech in December 2013. In May 2014, Mr. Smith’s title changed to Executive Vice President and Division President- JBT FoodTech. It was announced in August 2017 that Mr. Smith's title would change to Executive Vice President, and would plan to retire in the 2nd quarter of 2018. Previously Mr. Smith served as our Vice President and Division Manager-Food Processing Systems (since October 2011). Mr. Smith joined FMC Corporation in 1989 as a Business Planner with FMC's Petroleum Equipment Group in Houston, Texas. Since then, he has served in a variety of sales, marketing, and line management roles within FMC Corporation and FMC Technologies, Inc., JBT's previous parent companies, as well as with JBT FoodTech, including most recently serving as the General Manager for the America's Operations of FoodTech's Food Solutions and Services Division from 2003 to 2011.

JAMES L. MARVIN became our Executive Vice President and General Counsel in May 2014, and has served as Secretary since July 2008. From July 2008 until May 2014, Mr. Marvin served as Deputy General Counsel and Secretary, acting as Division Counsel for JBT AeroTech and managing corporate legal matters. Mr. Marvin joined FMC Technologies, Inc. in April 2003, serving as Assistant General Counsel and Assistant Secretary, acting as Division Counsel for FMC Technologies’ Airport Systems Division and managing corporate legal matters. Before joining FMC Technologies in 2003, Mr. Marvin served in the roles of Chief Corporate Counsel and Division Counsel for Corporate Finance at Heller Financial, Inc., a publicly-traded middle-market financial services business. Mr. Marvin was previously a partner with the Chicago-based law firm Katten Muchin Zavis, with a practice focused in commercial financial transactions. Mr. Marvin was a corporate securities attorney with O’Connor Cavanagh Anderson Westover Killingsworth & Beshears in Phoenix, Arizona.

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

DEBARSHI SENGUPTA was named our Executive Vice President, Corporate Development in March 2016. Mr. Sengupta assumed our Corporate Development portfolio in 2014 as Vice President, Corporate Development and Investor Relations. From 2011 to 2014, Mr. Sengupta led Investor Relations and Financial Planning and Analysis. Mr. Sengupta joined us in 2009 as a Business Planner. From 2007 to 2009, Mr. Sengupta worked as a consumer & retail investment banker at Banc of America Securities.

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

We operate manufacturing facilities in eleven countries other than the United States, the largest of which are located in Belgium, China, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. Our international sales accounted for 40% of our 2017 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

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

We regularly evaluate our existing operations, service capacity, and business efficiencies to determine if a realignment or restructuring could improve our results of operations or achieve some other business goal. Our realignment and restructuring initiatives are designed to result in more efficient and increasingly profitable operations. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. In 2016, we implemented an optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate our strategic sourcing initiatives, and consolidate smaller facilities, and have incurred restructuring charges of $12.0 million related to this plan to date. We may incur similar charges in the future. Failure to achieve the expected cost reductions related to these restructuring initiatives could have a material adverse effect on our business and results of operations.

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

The U.S. government represented approximately 2% of our 2017 revenue, directly or through subcontracts. Our JBT AeroTech business contracts with the U.S. government and subcontracts with defense contractors conducting business with U.S. government. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government.

The laws governing U.S. government contracts differ in several respects from the laws governing private company contracts. Government contracts are highly regulated to curb misappropriation of funds and to ensure uniform policies and practices across various governmental agencies. Funding for such contracts is tied to National Defense Budgets and Procurement Programs that are annually negotiated and approved or disapproved by the U.S. Department of Defense, the Executive Branch, and the Congress. For example, if there were any shifts in spending priorities or if funding for the military aircraft programs were reduced or canceled as a result of the sequestration, policy changes, or for other reasons, the resulting loss of revenue could have a material adverse impact on our JBT AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. In particular, U.S. defense contracts are unilaterally terminable at the option of the U.S. government with compensation only for work completed and costs incurred to date. In addition, any deliverable delays under such contracts as a result of our non-performance could also have a negative impact on these contracts.

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

If we lose our significant technology advantage in our products and services, our market share and growth could be materially adversely affected. In addition, if we are unable to deliver products, features, and functionality as projected, we may be unable to meet our commitments to customers, which could have a material adverse effect on our reputation and business. Significant investments in research and development efforts that do not lead to successful products, features, and functionality, could also materially adversely affect our business, financial condition, and results of operations.

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

We manufacture our products at facilities in the United States, Belgium, China, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. An interruption in production or service capabilities at any of our facilities as a result of equipment failure or other reasons could result in our inability to manufacture our products. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to cancellations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as earthquake, fire, natural disaster, explosions, power loss, unauthorized intrusions, and other catastrophic events. We may also experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In addition, it is periodically necessary to replace, upgrade, or modify our internal information systems. For example we are currently in the process of implementing common Enterprise Resource Planning (ERP) systems across the majority of our businesses. If we are unable to do this in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore our business, financial condition, results of operations, and cash flows may be materially adversely impacted.

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

Our equipment, systems and services create potential exposure for us for personal injury, wrongful death, product liability, commercial claims, product recalls, production loss, property damage, pollution, and other environmental damages. In the event that a customer who purchases our equipment becomes subject to claims relating to food borne illnesses or other food safety or quality issues relating to food processed through the use of our equipment, we could be exposed to significant claims from our customers. Although we have obtained business and related risk insurance, we cannot assure you that our insurance will be adequate to cover all potential liabilities. Further, we cannot assure you that insurance will generally be available in the future or, if available, that premiums to obtain such insurance will be commercially reasonable. If we incur substantial liability and damages arising from such liability are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

As of December 31, 2017, our foreign subsidiaries held $29.8 million, or 88%, of our cash and cash equivalents. While we currently intend that cash and cash equivalents held by these foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund working capital requirements, make investments, and repay debt (primarily inter-company), if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund our operations in the United States or for the purpose of making certain strategic investments in the United States or otherwise, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to us to fund our operations or to make such strategic investment in the United States or otherwise.

Our business could suffer in the event of a work stoppage by our unionized or non-union labor force.

A portion of our employees in the United States are represented by collective bargaining agreements. Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary, such as in Belgium, Sweden, Spain, Italy, the Netherlands and China.

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

In addition, we have adopted a stockholder rights plan intended to deter hostile or coercive attempts to acquire us. Under the plan, if any person or group acquires, or begins a tender or exchange offer that could result in such person acquiring 15% or more of our common stock, without approval of our Board of Directors under specified circumstances, our other stockholders will have the right to purchase shares of our common stock, or shares of the acquiring company, at a substantial discount to the public market price. Therefore, the rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors, except pursuant to any offer conditioned on a substantial number of rights being acquired. Although we believe these provisions protect our stockholders from coercive or otherwise unfair takeover tactics and thereby provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders. The stockholders rights plan will expire in July 2018, and our Board of Directors does not currently intend to replace it.
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

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	JBT FoodTech	271,000	Owned
Orlando, Florida	JBT AeroTech	248,000	Owned
Ogden, Utah	JBT AeroTech	240,000	Owned/Leased
Lakeland, Florida	JBT FoodTech	200,000	Owned
Stratford, Wisconsin	JBT FoodTech	160,000	Owned
Sandusky, Ohio	JBT FoodTech	140,000	Owned
Kingston, New York	JBT FoodTech	133,000	Owned
Chalfont, Pennsylvania	JBT FoodTech	67,000	Leased
Apex, North Carolina	JBT FoodTech	65,000	Owned
Middletown, Ohio	JBT FoodTech	65,000	Leased
Russellville, Arkansas	JBT FoodTech	65,000	Owned
Riverside, California	JBT FoodTech	50,000	Leased

International:
Sint Niklaas, Belgium	JBT FoodTech	289,000	Owned
Helsingborg, Sweden	JBT FoodTech	227,000	Owned/Leased
Araraquara, Brazil	JBT FoodTech	128,000	Owned
Amsterdam, The Netherlands	JBT FoodTech	105,000	Leased
Madrid, Spain	JBT FoodTech, JBT AeroTech	88,000	Owned
Livingston, Scotland	JBT FoodTech	87,000	Owned
Kunshan, China	JBT FoodTech, JBT AeroTech	80,000	Leased
Parma, Italy	JBT FoodTech	72,000	Owned
Bridgend, Wales	JBT AeroTech	58,000	Owned
Glinde, Germany	JBT FoodTech	41,000	Leased
Harwich, England	JBT FoodTech	40,000	Leased
Cape Town, South Africa	JBT FoodTech	38,000	Leased
Juarez, Mexico	JBT AeroTech	27,000	Leased

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 26, 2018, there were 1,543 holders of record of our common stock. Information regarding the market prices of our common stock and dividends declared for the two most recent fiscal years is provided in Note 18. Quarterly Information to our Consolidated Financial Statements.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2012 in: (i) our common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

Issuer purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2017:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2017 through October 31, 2017	—	$—	—	$20.7
November 1, 2017 through November 30, 2017	—	—	—	20.7
December 1, 2017 through December 31, 2017	—	—	—	20.7
	—	$—	—	$20.7

(1)	On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning on January 1, 2016 and continuing through December 31, 2018.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected financial and other data about us for the most recent five fiscal years. The data has been derived from our Consolidated Financial Statements. The historical Consolidated Balance Sheet data set forth below reflects the assets and liabilities that existed as of the dates presented.

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for the three years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited Consolidated Financial Statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2015, 2014, 2013 and the income statement and cash flow data for the years ended December 31, 2014 and 2013 were derived from audited financial statements that are not presented in this report.

The following financial information may not reflect what our results of operations, financial position and cash flows will be in the future. In addition, Item 1A. Risk Factors of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015	2014	2013
Income Statement Data:
Revenue:
JBT FoodTech	$1,171.9	$928.0	$725.1	$634.7	$611.1
JBT AeroTech	463.0	422.5	383.1	350.2	323.6
Other revenue and intercompany eliminations	0.2	—	(0.9)	(0.7)	(0.5)
Total revenue	$1,635.1	$1,350.5	$1,107.3	$984.2	$934.2
Operating expenses:
Cost of sales	$1,164.4	$969.8	$790.4	$719.5	$699.0
Selling, general and administrative expense	294.4	236.7	207.0	183.3	166.6
Research and development expense	28.7	23.6	18.2	14.6	14.0
Restructuring expense	1.7	12.3	—	14.5	1.6
Other (income) expense, net	0.1	4.7	2.7	1.6	(0.2)
Operating income	145.8	103.4	89.0	50.7	53.2
Interest income	0.7	1.6	1.1	1.6	2.2
Interest expense	14.3	11.0	7.9	7.6	7.6
Income from continuing operations before income taxes	132.2	94.0	82.2	44.7	47.8
Provision for income taxes	50.1	26.0	26.2	13.9	13.8
Income from continuing operations	82.1	68.0	56.0	30.8	34.0
Loss from discontinued operations, net of income taxes	1.6	0.4	0.1	—	0.9
Net income	$80.5	$67.6	$55.9	$30.8	$33.1

Diluted earnings per share:
Income from continuing operations	$2.58	$2.28	$1.88	$1.03	$1.15
Net income	$2.53	$2.27	$1.88	$1.03	$1.11
Diluted weighted average shares outstanding	31.9	29.8	29.8	29.9	29.7

Cash dividends declared per common share	$0.40	$0.40	$0.37	$0.36	$0.34

Common Stock Data:
Common stock sales price range:
High	$120.55	$93.55	$51.34	$33.99	$30.00
Low	$80.70	$41.35	$29.69	$25.52	$17.78

	At December 31,
(In millions)	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$1,391.4	$1,187.4	$876.1	$697.8	$621.2
Long-term debt, less current portion	372.7	491.6	280.6	173.8	94.1

	Year Ended December 31,
(In millions)	2017	2016	2015	2014	2013
Other Financial Information:
Capital expenditures	$37.9	$37.1	$37.7	$36.7	$29.2
Cash flows provided by continuing operating activities	106.3	67.9	112.2	78.0	63.1
Order backlog (unaudited)	625.2	557.0	520.7	366.7	376.5

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

In 2017 we began to implement our Elevate plan that was developed in 2016 to capitalize on the leadership position of our businesses and favorable macroecomonic trends. The Elevate plan is based on a four-pronged approach to deliver continued growth and margin expansion.

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

•
Execute Impact Initiatives. JBT is enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of Protein and Liquid Foods products. Additionally, our impact initiatives are designed to support the reduction in operating cost including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organization structure. In AeroTech, we plan to continue to develop advanced military product offering and customer support capability to service global military customers.

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

Non-GAAP Financial Measures

The results for the periods ended December 31, 2017, 2016 and 2015 include several items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Year Ended December 31,
(In millions)	2017	2016	2015
Income from continuing operations as reported	$82.1	$68.0	$56.0

Non-GAAP adjustments
Restructuring expense	1.7	12.3	—
Impact on tax provision from restructuring expense(1)	(0.5)	(3.9)	—
Impact on tax provision from mandatory repatriation tax	7.7	—	—
Impact on tax provision from tax law changes to deferred taxes	7.8	—	—
Adjusted income from continuing operations	$98.8	$76.4	$56.0

(In millions, except per share data)
Income from continuing operations as reported	$82.1	$68.0	$56.0
Total shares and dilutive securities	31.9	29.8	29.8
Diluted earnings per share from continuing operations	$2.58	$2.28	$1.88

Adjusted income from continuing operations	98.8	76.4	56.0
Total shares and dilutive securities	31.9	29.8	29.8
Adjusted diluted earnings per share from continuing operations	$3.10	$2.56	$1.88

(1)    Impact on tax provision was calculated using the actual rate for the relevant jurisdiction for the years ended December 31, 2017, 2016 and 2015.

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

The table below provides a reconciliation of net income to EBITDA to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2017	2016
Net income	$80.5	$67.6
Loss from discontinued operations, net of taxes	1.6	0.4
Income from continuing operations as reported	82.1	68.0
Provision for income taxes	50.1	26.0
Net interest expense	13.6	9.4
Depreciation and amortization	51.7	38.5
EBITDA	197.5	141.9

Restructuring expense	1.7	12.3
Adjusted EBITDA	$199.2	$154.2

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

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue	$1,635.1	$1,350.5	$1,107.3	$284.6	$243.2
Cost of sales	1,164.4	969.8	790.4	(194.6)	(179.4)
Gross profit	470.7	380.7	316.9	90.0	63.8
Gross profit %	28.8%	28.2%	28.6%	60 bps	-40 bps
Selling, general and administrative expense	294.4	236.7	207.0	(57.7)	(29.7)
Research and development expense	28.7	23.6	18.2	(5.1)	(5.4)
Restructuring expense	1.7	12.3	—	10.6	(12.3)
Other expense, net	0.1	4.7	2.7	4.6	(2.0)
Operating income	145.8	103.4	89.0	42.4	14.4
Operating income %	8.9%	7.7%	8.0%	120 bps	-30 bps
Interest expense, net	13.6	9.4	6.8	(4.2)	(2.6)
Income from continuing operations before income taxes	132.2	94.0	82.2	38.2	11.8
Provision for income taxes	50.1	26.0	26.2	(24.1)	0.2
Income from continuing operations	82.1	68.0	56.0	14.1	12.0
Loss from discontinued operations, net of income taxes	1.6	0.4	0.1	(1.2)	(0.3)
Net income	$80.5	$67.6	$55.9	$12.9	$11.7

2017 Compared With 2016

Total revenue increased $284.6 million, or $272.8 million in constant currency, in 2017 compared to 2016. The increase was driven by revenue from acquired companies, which added $175.0 million, organic growth of $97.8 million and $11.7 million due to currency translation.

Operating income margin was 8.9% in 2017 compared to 7.7% in the same period in 2016, an increase of 120 bps, as a result of the following items:

•	Gross profit margin increased 60 bps to 28.8% compared to 28.2% in the same period last year. This increase was primarily the result of acquisitions.

•
Selling, general and administrative (SG&A) increased both in dollars and as a percentage of revenue. These increases are a result of higher relative SG&A expenses from recently acquired companies, including higher amortization costs of acquired intangible assets in 2017 compared to 2016. Additionally, FoodTech, which carries a higher SG&A expense rate than AeroTech represented a larger mix of JBT revenue at 72% compared to 69% in 2016.

•
Research and development expense increased by $5.1 million as we continue to invest in Elevate new product development initiatives. As a percent of revenues, these expenses have increased slightly to 1.8% in 2017 compared to 1.7% in the same period last year as we continue to support Elevate growth initiatives.

•
Restructuring expense decreased $10.6 million. In the prior year we recorded restructuring expense of $12.3 million in connection with our plan to realign portions of the FoodTech business, accelerate sourcing initiatives and consolidate smaller facilities.

•	Other expense, net, decreased by $4.6 million, primarily due to foreign currency gains, gains on disposals of assets, and lower acquisition costs in the year.

Net interest expense increased by $4.2 million as a result of higher average debt balances incurred to acquire new businesses and increased interest rates.

Income tax expense for 2017 reflects an effective income tax rate of 37.9% compared to 27.6% in 2016. We recognized $15.5 million, or 11.7%, in income tax provision resulting from the enactment of the Tax Act in December 2017. See Tax Cuts and Jobs Act section below for further detail. The rate in 2017 also includes a $6.4 million favorable impact, or 4.8%, resulting from the adoption of new stock-based compensation guidance in 2017 requiring excess tax benefits to be recorded directly in earnings. The remaining unfavorable impact on our rate in 2017 reflects an increase in the mix of U.S. taxable income to our global earnings.

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

•	Research and development expense increased by $5.4 million from new product development primarily in newly acquired businesses, higher spend on new technology and product upgrades.

•	Restructuring expense increased $12.3 million. We initiated an optimization program in early 2016 designed to realign certain FoodTech businesses.

•	Other expense, net, increased by $2.0 million, primarily due to higher acquisition costs incurred on acquisitions pursued or completed in 2016.

Net interest expense increased by $2.6 million as a result of higher average debt balances incurred to acquire new businesses.

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

During the fourth quarter of 2016, in connection with our acquisition of Tipper Tie, we implemented a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million.

The following table shows the cumulative cost savings (annualized) to date from inception of the plans through December 31, 2017, and expected through the duration of the plans:

(In millions)	Cumulative to Date	2018
Cost of Sales	$1.8	$0.5
Selling, General and Administrative Expense	5.3	0.6
Total	$7.1	$1.1

The amount and timing of these cost savings were generally consistent with our expectations. A portion of the $7 million in savings was used to fund our JBT Elevate growth initiatives.

Tax Cuts and Job Act

Our effective tax rate was 37.9% compared to 27.6% in 2016. The higher rate in 2017 includes a $15.5 million unfavorable impact, or 11.7%, resulting from the enactment of the Tax Cuts and Jobs Act on December 22, 2017. Various provisions of the Tax Act have an impact on the 2017 results. We recorded a $7.0 million tax provision by remeasuring our U.S. net deferred tax assets to the new lower U.S. corporate tax rate. Additionally, we recorded a provisional $7.7 million one-time tax expense related to the deemed repatriation of foreign unremitted earnings and a provisional $0.8 million one-time tax expense related to executive compensation.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Revenue
JBT FoodTech	$1,171.9	$928.0	$725.1	$243.9	$202.9
JBT AeroTech	463.0	422.5	383.1	40.5	39.4
Other revenue and intercompany eliminations	0.2	—	(0.9)	0.2	0.9
Total revenue	$1,635.1	$1,350.5	$1,107.3	$284.6	$243.2
Income before income taxes
Segment operating profit:
JBT FoodTech	$139.1	$113.2	$85.4	$25.9	$27.8
JBT FoodTech segment operating profit %	11.9%	12.2%	11.8%	-30 bps	40 bps
JBT AeroTech	50.7	45.1	38.2	5.6	6.9
JBT AeroTech segment operating profit %	11.0%	10.7%	10.0%	30 bps	70 bps
Total segment operating profit	189.8	158.3	123.6	31.5	34.7
Total segment operating profit %	11.6%	11.7%	11.2%	-10 bps	60 bps
Corporate items:
Corporate expense	42.3	42.6	34.6	0.3	(8.0)
Restructuring expense	1.7	12.3	—	10.6	(12.3)
Net interest expense	13.6	9.4	6.8	(4.2)	(2.6)
Total corporate items	57.6	64.3	41.4	6.7	(22.9)
Income from continuing operations before income taxes	132.2	94.0	82.2	38.2	11.8
Provision for income taxes	50.1	26.0	26.2	(24.1)	0.2
Income from continuing operations	82.1	68.0	56.0	14.1	12.0
Loss from discontinued operations, net of income taxes	1.6	0.4	0.1	(1.2)	(0.3)
Net income	$80.5	$67.6	$55.9	$12.9	$11.7

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

2017 Compared With 2016

JBT FoodTech’s revenue increased by $243.9 million, or $232.4 million in constant currency, in 2017 compared to 2016. North American customers drove the majority of this growth, with the remaining growth primarily driven by customers in Europe. Acquisitions contributed $166.6 million in revenue, and the remaining FoodTech business contributed $77.3 million in revenue growth, $11.6 million of which was from foreign currency translation.

JBT FoodTech's operating profit margin for the year ended December 31, 2017 was 11.9% compared to 12.2% in prior year, a decrease of 30 bps. Gross profit margins increased 20 bps year-over-year driven by acquisitions. This was more than offset by higher selling, general and administrative costs primarily attributable to recently acquired businesses and higher amortization costs in 2017 compared to 2016.

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

JBT FoodTech's operating profit increased by $27.8 million, or $29.2 million in constant currency, in 2016 compared to 2015. The increase was driven by higher volume, acquisitions and increased profitability. Strategic value selling, sourcing savings, and other cost reduction initiatives helped drive operating profit improvement, partially offset by increased selling, general and administrative costs of $20.0 million from acquisitions and Next Level initiatives. Operating profit margin increased from 11.8% to 12.2%.

JBT AeroTech

2017 Compared With 2016

JBT AeroTech's revenue increased $40.5 million, or $40.4 million in constant currency, in 2017 compared to 2016. Acquisitions contributed $8.4 million, $32.0 million was from organic growth and $0.1 million in currency translation. Revenues from our fixed equipment business increased $16.5 million mainly due to higher shipments of passenger boarding bridges to domestic airports. Service revenues increased by $17.8 million driven by higher revenues from new maintenance contracts. Our organic mobile equipment revenue declined $2.3 million resulting mainly from decreased sales to military customers.

JBT AeroTech's operating profit margin was 11.0% compared to 10.7% in the prior year, reflecting an increase of 30 bps. Gross profit margins increased by 30 bps driven primarily by our value based selling and material sourcing savings Elevate initiatives. In addition, SG&A as a percent of sales decreased due to improved leveraging of fixed costs. These improvements were partially offset by higher operating expenses in 2017 driven by investment in research and development to support Elevate growth initiatives and acquisition related items.

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

Corporate Items

2017 Compared With 2016

Corporate items decreased by $6.7 million compared to 2016, driven primarily by a $10.6 million reduction in restructuring expense year-over-year, offset by $4.2 million higher net interest expense due to increased borrowings to fund acquisitions. Corporate expense as a percent of revenues decreased to 2.6% in 2017 compared to 3.1% in 2016, a decrease of 50 bps driven by increased leveraging of fixed costs.

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

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31, 2017 and 2016.

(In millions)	2017	2016
JBT FoodTech	$1,184.4	$915.6
JBT AeroTech	481.7	442.0
Total inbound orders	$1,666.1	$1,357.6

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31, 2017 and 2016.

(In millions)	2017	2016
JBT FoodTech	$371.2	$325.5
JBT AeroTech	254.0	231.5
Total order backlog	$625.2	$557.0

Order backlog in our JBT FoodTech segment at December 31, 2017 increased by $17.4 million compared to December 31, 2016. Excluding the effect of foreign exchange, FoodTech backlog increased by $23.1 million due to higher demand across all regions. We expect to convert almost all of JBT FoodTech backlog at December 31, 2017 into revenue during 2018.

Order backlog in our JBT AeroTech segment at December 31, 2017 increased by $18.9 million compared to December 31, 2016. The increase was due to $6.4 million from acquisitions and an increase in both fixed and mobile equipment orders. We expect to convert approximately 70% of the JBT AeroTech backlog at December 31, 2017 into revenue during 2018.

Seasonality

We experience seasonality in our operating results. Historically, our revenues and operating income have been lower in the first quarter and highest in the fourth quarter as a result of our customers' purchasing trends.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of December 31, 2017, or cash plus borrowing capacity under our credit facilities was $367.3 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of December 31, 2017, we had $34.0 million of cash and cash equivalents, $29.8 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. As of December 31, 2017 there were no amounts outstanding subject to this IRS guidance. During 2017, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2016 and continuing through December 31, 2018. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future equity compensation awards. The timing, price and volume of future repurchases will be based on market conditions, relevant securities laws and other factors. As of December 31, 2017, $20.7 million was still available under the program. Refer to Note 11. Stockholders' Equity for further details.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2017:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt(a)	$383.5	$10.5	$373.0	$—	$—
Interest payments on long-term debt(b)	17.5	8.1	9.4	—	—
Operating leases	41.4	11.6	13.8	9.8	6.2
Amounts due sellers from acquisitions(c)	13.8	6.1	7.7	—	—
Unconditional purchase obligations(d)	74.3	74.2	0.1	—	—
Pension and other post-retirement benefits(e)	15.3	15.3	—	—	—
Transition tax due under Tax Act(f)	7.7	1.0	1.2	1.2	4.3
Total contractual obligations	$553.5	$126.8	$405.2	$11.0	$10.5

(a)
Our available long-term debt is dependent upon our compliance with covenants described under the heading “Financing Arrangements” later in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements and could accelerate our obligation to repay the amount due. We were in compliance with all debt covenants as of December 31, 2017.

(b)	Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2017.

(c)	See Note 2. Acquisitions for further details on our recent acquisitions.

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

(e)	This amount reflects planned contributions in 2018 to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

(f)
This amount reflects the provisional transition tax on the previously untaxed and unrepatriated current and accumulated post-1986 foreign earnings of certain foreign subsidiaries as required by the Tax Act.

The following is a summary of other off-balance sheet arrangements at December 31, 2017:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$43.6	$39.6	$3.6	$—	$0.4
Surety bonds	158.2	44.9	87.5	25.8	—
Total other off-balance sheet arrangements	$201.8	$84.5	$91.1	$25.8	$0.4

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

Cash Flows

Cash flows for each of the three year periods ended on December 31, were as follows:

(In millions)	2017	2016	2015
Cash provided by continuing operating activities	$106.3	$67.9	$112.2
Cash required by continuing investing activities	(139.9)	(266.8)	(185.1)
Cash provided by financing activities	34.7	194.9	83.9
Cash required by discontinued operations	(1.7)	(0.5)	(0.3)
Effect of foreign exchange rate changes on cash and cash equivalents	1.4	0.5	(6.8)
Increase (decrease) in cash and cash equivalents	$0.8	$(4.0)	$3.9

2017 Compared with 2016

Cash provided by continuing operating activities in 2017 were $106.3 million, representing a $38.4 million increase compared to 2016. The increase in the operating cash flows is driven by higher income in 2017 compared to 2016 offset by higher investments in working capital in 2017 compared to 2016.

Cash required by investing activities during 2017 was $139.9 million, representing a $126.9 million decrease compared to 2016. The change was due primarily to a lower level of investments in acquired companies, where we invested $104.2 million on acquisitions completed during 2017 compared to an investment in 2016 of $232.0 million.

Cash provided by financing activities in 2017 were $34.7 million, representing a $160.2 million decrease compared to 2017. On March 6, 2017 we issued 2.3 million shares of common stock which resulted in net proceeds of $184.1 million. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes. Higher operating cash flows and lower investments in acquisitions allowed for significant reduction in borrowings under our revolving credit facility.

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

Financing Arrangements

We have a $600.0 million revolving credit facility, with Wells Fargo Bank, N.A. as administrative agent, that matures in February 2020. This revolving credit facility permits borrowings in the U.S. and in the Netherlands. Borrowings bear interest, at our option, at U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 30.0 basis points dependent on our leverage ratio. The Credit Agreement evidencing the facility contains customary representations, warranties, and covenants, including a maximum interest coverage ratio and maximum leverage ratio, as well as certain events of default.

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

As of December 31, 2017 we had $150.0 million outstanding under the term loan within the credit facility, $230.5 million drawn on and $354.7 million of availability under the revolving credit facility. Our ability to use this availability is limited by the leverage ratio covenant described below.

The Credit Agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of December 31, 2017, we were in compliance with all covenants in the Credit Agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all. In February 2017, we exercised our option to temporarily increase the maximum allowable leverage ratio under the Credit Agreement from 3.5x to 4.0x, for the quarter ended December 31, 2016 and the following three quarters. The leverage ratio increase option is available for the first quarter end after we complete a permitted acquisition with a purchase price in excess of $100 million. Our exercise of the leverage ratio increase option has the effect of temporarily increasing the amount we are able to borrow under the revolving credit facility.

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

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of December 31, 2017, some of our debt was effectively fixed rate debt while approximately $155.9 million, or 40.7%, was subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

As part of our strategy to grow in Asia, we are expanding our operations in China and India. Due to greater restrictions on foreign currency exchange in these regions, we have established credit facilities to fund some of the local working capital requirements in these markets. Four of our wholly owned subsidiaries have short term credit facilities that allow us to borrow up to $12 million in China, which mature on June 30, 2018. We had $2.7 million in borrowings under the credit facilities in China as of December 31, 2017. Our wholly-owned subsidiary in India has a short term credit facility that allows us to borrow up to $1.4 million. As of December 31, 2017, we had no outstanding amount borrowed under this credit facility.

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

We may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, we determine the fair value of a reporting unit using the “income approach” valuation method. We use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate cost of capital rate. Judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others. If the estimated fair value of a reporting unit exceeds its carrying value, we consider that goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and an impairment loss is recorded. We calculate the impairment loss by comparing the fair value of the reporting unit less its carrying amount, including goodwill.

We completed our annual goodwill impairment test as of October 31, 2017 using a quantitative assessment approach. As a result of this assessment we noted that the fair value of each reporting unit substantially exceeds its carrying value and therefore none of our goodwill was impaired.

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

On December 22, 2017, Congress passed, and the President signed, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax Code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35.0 percent to 21.0 percent; (2) requiring companies to pay a one-time transitional tax on certain un-repatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income tax on dividends from foreign subsidiaries of U.S. corporations; (4) repealing the domestic production activity deduction; (5) providing for the full expensing of qualified property; (6) adding a new provision designed to tax global intangible low-taxed income (“GILTI”); (7) revising the limitation imposed on deductions for executive compensation paid by publicly-traded companies; (8) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be utilized; (9) creating a base erosion-anti-abuse tax (“BEAT”), a new minimum tax on payments made by certain U.S. corporations to related foreign parties; (10) imposing a new limitation on the deductibility of interest expense; (11) allowing for a deduction related to foreign-derived intangible income (“FDII”); and (12) changing the rules related to the uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017. See Note. 7 Income Taxes for further details on the impacts of these changes to the Company.
Defined Benefit Pension and Other Post-retirement Plans

The measurement of pension and other post-retirement plans’ costs requires the use of assumptions for discount rates, investment returns, employee turnover rates, retirement rates, mortality rates and other factors. The actuarial assumptions used in our pension and post-retirement benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and post-retirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.

Our accrued pension and other post-retirement benefits liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams.  The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 85% of all pension plan obligations, was 3.73% in 2017, 4.30% in 2016 and 4.60% in 2015. A decrease of 50 basis points in the discount rate used in our calculation would increase our projected benefit obligation by $19.8 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96% of all pension plan assets, was 6.75% for 2017, 7.00% for 2016 and 7.25% for 2015. For 2018, the rate is expected to be 6.50%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by $1.3 million (pre-tax).

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The new guidance was developed as part of the FASB’s simplification initiative. The core principle of the ASU requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and eliminates the requirement to report excess tax benefits in additional paid-in capital (APIC pool). It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. The new standard became effective for us as of January 1, 2017. During 2017,

296,608 awards vested, and resulted in a $6.4 million tax benefit reported in earnings, and is classified as an operating activity within the condensed consolidated Statements of Cash Flows. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact was not material. We elected to change our policy surrounding forfeitures, and beginning January 2017 we no longer estimate the number of awards expected to be forfeited but rather account for them as they occur. We are required to implement this portion of the guidance using a modified retrospective approach, and as such have recorded a cumulative adjustment of $0.6 million in retained earnings as of January 1, 2017.

We also amended our incentive compensation and stock plan to allow JBT to have the discretion to withhold up to the maximum statutory rates on an individual tax basis. A liability was not established as the withholding limits do not exceed the maximum. Cash paid for tax withholdings are classified as financing activity on the condensed consolidated Statement of Cash Flows, consistent with prior years.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance will simplify the accounting for goodwill impairment. The core principle of the ASU is to remove the requirement to calculate an implied fair value to determine impairment (Step 2 of the goodwill impairment test) and allow instead for goodwill impairment to equal the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The Company early adopted the new ASU as of September 30, 2017, prior to our 2017 annual testing of goodwill impairment, performed as of October 31st. There was no impact on our consolidated financial statements and related disclosures as a result of adopting the ASU.

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

Recently Issued Accounting Standards Not Yet Adopted

Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), plus a number of related ASU’s designed to clarify and interpret Topic 606. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard became effective for us as of January 1, 2018. As previously disclosed, we will adopt Topic 606 on a modified-retrospective basis.

In 2017, we completed our gap assessment and determined that in certain contracts, we will qualify for over time recognition for our manufactured equipment that is highly engineered to unique customer specifications. In addition, we expect that due to the nature of our equipment and installation contracts that we will combine these into one performance obligation. Under Topic 606, revenue recognized for contracts that meet certain criteria will result in revenue being recognized as the equipment is being manufactured which is an acceleration of revenue as compared to our current revenue recognition methodology of recognizing revenue, generally when the equipment is shipped to the customer. This conclusion, specific to equipment contracts for which the equipment is highly engineered to unique customer specifications, is dependent on whether our contract with the customer provides us, upon customer cancellation, with an enforceable right to payment for performance completed to date. Where the contract does not provide explicit language regarding cancellation payments, revenue will be recognized at a point in time, usually upon completion of the installation of the equipment. Therefore, some revenue will be deferred and recognized at a later date. This impacts both equipment contracts with installation that qualify as one performance obligation, and that were previously recognized upon shipment, as well as certain equipment contracts for which revenue was recognized under percentage of completion accounting under legacy GAAP.

We continue to execute our implementation plan and have developed new revenue accounting policies and processes; changed our internal controls over revenue recognition; created pro forma disclosures; and continue to implement system changes and enhancements. We are in the process of evaluating all contracts not completed on January 1, 2018 and have preliminarily determined the net impact of adopting this standard will be a reduction to retained earnings within the range of $25 million to $30 million. This differs significantly from the expected impact previously disclosed and is due solely due to interpretations published subsequent to our previous disclosure regarding what constitutes an enforceable right to payment. For full year 2018 results, we expect the financial statement impact of this deferral will be substantially offset by the requirement to defer revenue on contracts that, under legacy GAAP, would have been recognized in 2018, but will be deferred until 2019 under the new standard. Our assessment of the foregoing is ongoing and subject to finalization, such that the actual impact of the adoption may differ materially from the estimated ranges described above.

Upon adoption of the new revenue standard in the first quarter of 2018, the timing of revenue recognition for certain projects will vary and may be recorded upon shipment based on contract terms, when previously such projects were recorded over time. The impact to future revenue trends is uncertain as it will depend on future orders and contract terms. However, cash flows and overall profitability of a contract at completion are unchanged by the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard will replace most existing lease guidance in U.S. GAAP. The core principle of the ASU is the requirement for lessees to report a right to use asset and a lease payment obligation on the balance sheet, but recognize expenses on their income statements in a manner similar to today’s accounting. Accounting for lessors will remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. However, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are in the process of evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The new guidance is intended to simplify the accounting for intercompany asset transfers. The core principle requires an entity to immediately recognize the tax consequences of intercompany asset transfers. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. However, early adoption is permitted only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued. The Company will adopt this standard in the effective period. The impact to our consolidated financial statements and related disclosures will be immaterial.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The new guidance will change the presentation of pension cost by providing additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Statements of Income impacts be applied retrospectively, while Balance Sheet changes should be applied prospectively. As such, upon adoption in 2018, the Company expects to reduce operating income for fiscal year 2017 by $2.0 million, and report this income in non operating income. Operating income for the fiscal year 2016 will be reduced by $2.3 million. There will be no impact to net income or to the Balance Sheet or Statement of Cash Flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2017 and 2016, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business..

Foreign Currency Exchange Rate Risk

During 2017, our foreign subsidiaries generated 31.4% of our revenue, the largest component of which was our operations in Sweden which generated 8.3% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

When we sell or purchase products or services, transactions are frequently denominated in currencies other than an operation’s functional currency. As a result, we are exposed to foreign currency transaction risk. When foreign currency exposures exist, we may enter into foreign exchange forward instruments with third parties to economically hedge foreign currency exposures. Our hedging policy reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements. We do not apply hedge accounting for our foreign currency forward instruments.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would have an immaterial impact on the value of our derivative instruments as of December 31, 2017. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $383.3 million in variable rate debt outstanding at December 31, 2017. A hypothetical 10% adverse movement in the interest rate would not significantly impact the annual interest expense.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an increase of $2.5 million in the net fair value of our interest rate swaps at December 31, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Chicago, Illinois
February 28, 2018

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2017	2016	2015
Revenue:
Product revenue	$1,376.8	$1,133.1	$957.8
Service revenue	258.3	217.4	149.5
Total revenue	1,635.1	1,350.5	1,107.3
Operating expenses:
Cost of products	961.1	803.8	676.2
Cost of services	203.3	166.0	114.2
Selling, general and administrative expense	294.4	236.7	207.0
Research and development expense	28.7	23.6	18.2
Restructuring expense	1.7	12.3	—
Other expense, net	0.1	4.7	2.7
Operating income:	145.8	103.4	89.0
Interest expense, net	13.6	9.4	6.8
Income from continuing operations before income taxes	132.2	94.0	82.2
Provision for income taxes	50.1	26.0	26.2
Income from continuing operations	82.1	68.0	56.0
Loss from discontinued operations, net of income taxes	1.6	0.4	0.1
Net income	$80.5	$67.6	$55.9

Basic earnings per share:
Income from continuing operations	$2.61	$2.31	$1.90
Loss from discontinued operations	(0.05)	(0.01)	(0.01)
Net income	$2.56	$2.30	$1.89
Diluted earnings per share:
Income from continuing operations	$2.58	$2.28	$1.88
Loss from discontinued operations	(0.05)	(0.01)	—
Net income	$2.53	$2.27	$1.88
Dividends declared per share	$0.40	$0.40	$0.37
Weighted average shares outstanding:
Basic	31.4	29.4	29.5
Diluted	31.9	29.8	29.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(In millions)	2017	2016	2015
Net income	$80.5	$67.6	$55.9
Other comprehensive income
Foreign currency translation adjustments	20.5	(5.7)	(21.9)
Pension and other post-retirement benefits adjustments, net of tax	(5.2)	(4.8)	(7.4)
Derivatives designated as hedges, net of tax	1.5	0.7	(0.8)
Other comprehensive income (loss)	16.8	(9.8)	(30.1)
Comprehensive income	$97.3	$57.8	$25.8

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$34.0	$33.2
Trade receivables, net of allowances of $3.2 and $3.1, respectively	316.4	260.5
Inventories	190.2	139.6
Other current assets	48.0	51.7
Total current assets	588.6	485.0
Property, plant and equipment, net of accumulated depreciation of $273.3 and $238.0, respectively	233.0	210.2
Goodwill	301.8	239.5
Intangible assets, net	216.8	186.0
Deferred income taxes	13.1	35.0
Other assets	38.1	31.7
Total Assets	$1,391.4	$1,187.4

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt and current portion of long-term debt	$10.5	$7.1
Accounts payable, trade and other	157.1	135.7
Advance and progress payments	127.6	110.5
Accrued payroll	49.8	49.1
Other current liabilities	96.4	90.6
Total current liabilities	441.4	393.0
Long-term debt, less current portion	372.7	491.6
Accrued pension and other post-retirement benefits, less current portion	85.9	86.1
Other liabilities	49.5	36.8
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2017 or 2016	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2017: 31,623,079 issued, and 31,577,182 outstanding; 2016: 29,316,041 issued and 29,156,847 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2017: 45,897; and 2016: 159,194 shares	(4.0)	(7.2)
Additional paid-in capital	252.2	77.2
Retained earnings	333.7	266.6
Accumulated other comprehensive loss	(140.3)	(157.0)
Total Stockholders' Equity	441.9	179.9
Total Liabilities and Stockholders' Equity	$1,391.4	$1,187.4

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$80.5	$67.6	$55.9
Loss from discontinued operations, net	1.6	0.4	0.1
Income from continuing operations	82.1	68.0	56.0
Adjustments to reconcile net income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	29.7	25.4	20.0
Amortization	22.0	13.1	9.6
Stock-based compensation	9.0	9.9	7.2
Pension and other post-retirement benefits expense	(0.2)	(1.0)	(1.4)
Deferred income taxes	18.3	(0.1)	5.8
Other	(0.4)	(0.7)	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(35.8)	(29.0)	(11.3)
Inventories	(23.7)	(2.9)	15.6
Accounts payable, trade and other	8.5	16.1	10.4
Advance payments and progress billings	3.4	(17.0)	26.9
Accrued pension and other post-retirement benefits, net	(11.2)	(10.5)	(14.3)
Other assets and liabilities, net	4.6	(3.4)	(12.4)
Cash provided by continuing operating activities	106.3	67.9	112.2
Net cash required by discontinued operating activities	(1.7)	(0.5)	(0.3)
Cash provided by operating activities	104.6	67.4	111.9
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(104.2)	(232.0)	(150.9)
Capital expenditures	(37.9)	(37.1)	(37.7)
Proceeds from disposal of assets	2.2	2.3	1.5
Proceeds from property available for sale	—	—	2.0
Cash required by investing activities	(139.9)	(266.8)	(185.1)
Cash Flows From Financing Activities:
Net proceeds (payments) on short-term debt	(1.0)	0.9	(1.5)
Proceeds from short-term foreign credit facilities	6.8	15.3	—
Payments of short-term foreign credit facilities	(8.4)	(11.0)	—
Net proceeds (payments) from domestic credit facilities	(111.8)	62.4	184.3
Issuance of long-term debt	—	149.5	—
Cash payments to settle private placement debt	—	—	(75.0)
Repayment of long-term debt	(1.5)	(2.0)	(1.4)
Proceeds from stock issuance, net of stock issuance costs	184.1
Excess tax benefits	—	1.5	2.2
Settlement of taxes withheld on equity compensation awards	(10.5)	(2.6)	(5.8)
Purchase of treasury stock	(5.0)	(4.3)	(7.7)
Dividends	(12.7)	(11.8)	(11.2)
Deferred acquisition payments	(5.3)	(3.0)	—
Cash provided by financing activities	34.7	194.9	83.9
Effect of foreign exchange rate changes on cash and cash equivalents	1.4	0.5	(6.8)
Increase (decrease) in cash and cash equivalents	0.8	(4.0)	3.9
Cash and cash equivalents, beginning of period	33.2	37.2	33.3
Cash and cash equivalents, end of period	$34.0	$33.2	$37.2
Supplemental Cash Flow Information:
Interest paid	$13.1	$10.4	$7.7
Income taxes paid	24.0	25.8	13.8
Acquisition - deferred consideration (non-cash)	13.8	12.0	—

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Equity
December 31, 2014	$0.3	$(1.5)	$71.1	$166.4	$(117.1)	$119.2
Net income	—	—	—	55.9	—	55.9
Issuance of common stock	—	3.1	(3.1)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(5.8)	—	—	(5.8)
Excess tax benefits on stock-based payment arrangements	—	—	2.2	—	—	2.2
Dividends on stock-based payment arrangements	—	—	—	(0.4)	—	(0.4)
Common stock cash dividends	—	—	—	(10.8)	—	(10.8)
Share repurchases	—	(7.7)	—	—	—	(7.7)
Foreign currency translation adjustments	—	—	—	—	(21.9)	(21.9)
Derivatives designated as hedges, net of income taxes of $0.6	—	—	—	—	(0.8)	(0.8)
Pension and other post-retirement liability adjustments, net of income taxes of $5.5	—	—	—	—	(7.4)	(7.4)
Stock-based compensation expense	—	—	7.2	—	—	7.2
December 31, 2015	0.3	(6.1)	71.6	211.1	(147.2)	129.7
Net income	—	—	—	67.6	—	67.6
Issuance of common stock	—	3.2	(3.2)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(2.6)	—	—	(2.6)
Excess tax benefits on stock-based payment arrangements	—	—	1.5	—	—	1.5
Dividends on stock-based payment arrangements	—	—	—	(0.4)	—	(0.4)
Common stock cash dividends	—	—	—	(11.7)	—	(11.7)
Share repurchases	—	(4.3)	—	—	—	(4.3)
Foreign currency translation adjustments	—	—	—	—	(5.7)	(5.7)
Derivatives designated as hedges, net of income taxes of $0.4	—	—	—	—	0.7	0.7
Pension and other post-retirement liability adjustments, net of income taxes of $(1.8)	—	—	—	—	(4.8)	(4.8)
Stock-based compensation expense	—	—	9.9	—	—	9.9
December 31, 2016	0.3	(7.2)	77.2	266.6	(157.0)	179.9
Net income	—	—	—	80.5	—	80.5
Issuance of treasury stock	—	8.2	(8.2)	—	—	—
Issuance of common stock	—	—	184.1	—	—	184.1
Taxes withheld on issuance of stock-based awards	—	—	(10.5)	—	—	(10.5)
Dividends on stock-based payment arrangements	—	—	—	(0.4)	—	(0.4)
Common stock cash dividends	—	—	—	(12.4)	—	(12.4)
Share repurchases	—	(5.0)	—	—	—	(5.0)
Foreign currency translation adjustments	—	—	—	—	20.5	20.5
Derivatives designated as hedges, net of income taxes of $0.9	—	—	—	—	1.5	1.5
Pension and other postretirement liability adjustments, net of income taxes of ($1.7)	—	—	—	—	(5.3)	(5.3)
Cumulative adjustment - Change in accounting policy ASU 2016-09	—	—	0.6	(0.6)	—	—
Stock-based compensation expense	—	—	9.0	—	—	9.0
December 31, 2017	$0.3	$(4.0)	$252.2	$333.7	$(140.3)	$441.9

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

Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years; buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in other expense, net on the consolidated statements of income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs

Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and were $16.7 million and $12.3 million at December 31, 2017 and 2016, respectively. These software costs include the amount paid for purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill

We test goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of our reporting units by first assessing qualitative factors to see if further testing of goodwill is required. If we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount based on our qualitative assessment, then a quantitative test is required. We may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, we determine the fair value of a reporting unit using the “income approach” valuation method. We use a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate cost of capital rate. Judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others. If the estimated fair value of a reporting unit exceeds its carrying value, we consider that goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment, and an impairment loss is recorded. We calculate the impairment loss by comparing the fair value of the reporting unit less its carrying amount, including goodwill. Impairment would be limited to the carrying value of the goodwill.

We completed our annual goodwill impairment test as of October 31, 2017 using a quantitative assessment approach. As a result of this assessment we noted that the fair value of each reporting unit exceeds its carrying value and therefore we determined that none of our goodwill was impaired.

Acquired intangible assets

Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from less than 1 year to 15 years. We have determined the trade names for our 2017 and 2016 acquired businesses of Avure, Tipper Tie, C.A.T. and PLF have indefinite lives.

The carrying values of intangible assets with indefinite lives are reviewed for recoverability on an annual basis, and whenever events occur or changes in circumstances indicate that impairment may have occurred. The facts and circumstances considered include an assessment of the recoverability of the cost of intangible assets from future cash flows to be derived from the use of the asset. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment. However, any potential impairment would be limited to the carrying value of the indefinite-lived intantigible asset.

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

Impairment of long-lived assets

Our long-lived assets other than goodwill and acquired intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Revenue recognition

Refer to the Recently Issued Accounting Standards Not Yet Adopted section below for discussion of the impacts to revenue recognition resulting from the new revenue guidance effective January 1, 2018. The following discussion focuses on the revenue recognition methodology in place as of December 31, 2017.

For most of our products we recognize revenue when the following criteria are met: we have an agreement with the customer, the product has been delivered to the customer, the sales price is fixed or determinable and collectability is reasonably assured.

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

Progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts amounted to $90.6 million and $63.0 million at December 31, 2017 and 2016, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance and progress payments on the consolidated balance sheets. All unbilled trade payables are accrued in other current liabilities when revenue is recognized. Unbilled trade payables were $13.3 million and $8.3 million at December 31, 2017 and 2016, respectively.

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

Research and Development

The objectives of our research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products. Research and development costs are expensed as incurred.

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

Stock-based employee compensation

We measure compensation cost on restricted stock awards based on the market price of our common stock at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the lesser of the stated vesting period or the period until the employee becomes retirement eligible, after taking into account forfeitures.

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

In the consolidated statements of income, earnings from foreign currency derivatives related to sales and remeasurement of sales-related assets, liabilities and contracts are recorded in revenue, while earnings from foreign currency derivatives related to purchases and remeasurement of purchase-related assets, liabilities and contracts are recorded in cost of products. Earnings from foreign currency derivatives related to cash management of foreign currencies throughout the world and remeasurement of cash are recorded in other expense, net.

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

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. The new guidance was developed as part of the FASB’s simplification initiative. The core principle of the ASU requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled, and eliminates the requirement to report excess tax benefits in additional paid-in capital (APIC pool). It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and allows an employer to make a policy election to account for forfeitures as they occur. The new standard became effective for us as of January 1, 2017. During 2017, 296,608 awards vested, and resulted in a $6.4 million tax benefit reported in earnings, and is classified as an operating activity within the condensed consolidated Statements of Cash Flows. The elimination of the APIC pool affects the treasury stock method used to calculate weighted average shares outstanding; however, the impact was not material. We elected to change our policy surrounding forfeitures, and beginning January 2017 we no longer estimate the number of awards expected to be forfeited but rather account for them as they occur. We are required to implement this portion of the guidance using a modified retrospective approach, and as such have recorded a cumulative adjustment of $0.6 million in retained earnings as of January 1, 2017.

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

Recently Issued Accounting Standards Not Yet Adopted

Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), plus a number of related ASU’s designed to clarify and interpret Topic 606. The new standard will replace most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires companies to reevaluate when revenue is recorded based upon newly defined criteria, either at a point in time or over time as goods or services are delivered. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard became effective for us as of January 1, 2018. As previously disclosed, we will adopt Topic 606 on a modified-retrospective basis.

In 2017, we completed our gap assessment and determined that in certain contracts, we will qualify for over time recognition for our manufactured equipment that is highly engineered to unique customer specifications. In addition, we expect that due to the nature of our equipment and installation contracts that we will combine these into one performance obligation. Under Topic 606, revenue recognized for contracts that meet certain criteria will result in revenue being recognized as the equipment is being manufactured which is an acceleration of revenue as compared to our current revenue recognition methodology of recognizing revenue, generally when the equipment is shipped to the customer. This conclusion, specific to equipment contracts for which the equipment is highly engineered to unique customer specifications, is dependent on whether our contract with the customer provides us, upon customer cancellation, with an enforceable right to payment for performance completed to date. Where the contract does not provide explicit language regarding cancellation payments, revenue will be recognized at a point in time, usually upon completion of the installation of the equipment. Therefore, some revenue will be deferred and recognized at a later date. This impacts both equipment contracts with installation that qualify as one performance obligation, and that were previously recognized upon shipment, as well as certain equipment contracts for which revenue was recognized under percentage of completion accounting under legacy GAAP.

We continue to execute our implementation plan and have developed new revenue accounting policies and processes; changed our internal controls over revenue recognition; created pro forma disclosures; and continue to implement system changes and enhancements. We are in the process of evaluating all contracts not completed on January 1, 2018 and have preliminarily determined the net impact of adopting this standard will be a reduction to retained earnings within the range of $25 million to $30 million. This differs significantly from the expected impact previously disclosed and is due solely due to interpretations published subsequent to our previous disclosure regarding what constitutes an enforceable right to payment. For full year 2018 results, we expect the financial statement impact of this deferral will be offset by the requirement to defer revenue on contracts that, under legacy GAAP, would have been recognized in 2018, but will be deferred until 2019 under the new standard. Our assessment of the foregoing is ongoing and subject to finalization, such that the actual impact of the adoption may differ materially from the estimated ranges described above.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The new guidance will improve the presentation of pension cost by providing additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Consolidated Statements of Income impacts be applied retrospectively, while Balance Sheet changes should be applied prospectively. As such, upon adoption in 2018, the Company expects to revise operating income for fiscal year 2017 by $1.1 million, and report this income in non operating income. Operating income for the fiscal year 2016 will be reduced by $2.3 million and operating income for 2015 will be revised by $0.6 million. There will be no impact to net income or to the Balance Sheet or Statement of Cash Flows.

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

NOTE 2. ACQUISITIONS

During 2017 and 2016 the Company acquired six businesses for an aggregate consideration of $354.4 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location	Segment

July 31, 2017	Stock	PLF International Ltd.	Harwich (Sussex), England	FoodTech

Manufacturer and leading provider of powder filling systems for global food and beverage, and nutraceutical markets headquartered in Harwich (Essex), England.

July 3, 2017	Stock	Aircraft Maintenance Support Services, Ltd. (AMSS)	Mid Glamorgan, England	AeroTech

Manufacturer of military and commercial aviation equipment.

February 24, 2017	Stock	Avure Technologies, Inc.	Middletown, OH	FoodTech

Manufacturer of high pressure processing (HPP) systems. HPP is a cold pasteurization technology that ensures food safety without heat or preservatives, maintaining fresh food characteristics such as flavor and nutritional value, while extending shelf life.

February 17, 2016	Asset	Novus X-Ray LLC	Doylestown, PA	FoodTech

Manufacturer of modular X-Ray systems for the automated food inspection industry.

November 1, 2016	Stock	Tipper Tie, Inc.	Apex, NC	FoodTech

Manufacturer of engineered processing and packaging solutions, and related consumables to the food industry.

October 14, 2016	Asset	Cooling Applied Technologies, Inc. (C.A.T.)	Russellville, AR	FoodTech

Manufacturer of value-added food solutions primarily for the poultry industry.
Each acquisition has been accounted for as a business combination. For stock acquisitions, 100% of the equity interests were acquired. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess of the consideration transferred over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and revenue enhancement synergies coupled with the assembled workforce acquired.

The following presents the purchase price allocation of the assets acquired and the liabilities assumed, based on their estimated values:

	PLF(1)	Avure(2)	Tipper Tie(2)	C.A.T.(2)	Other (3)(1)	Total
(In millions)
Financial assets	$20.8	$4.3	27.8	$3.3	$7.8	$64.0
Inventories	1.0	14.4	17.2	16.4	2.5	51.5
Property, plant and equipment	2.2	4.5	17.2	2.9	2.6	29.4
Other intangible assets(4)	17.9	20.8	66.3	48.0	7.1	160.1
Deferred taxes	(3.4)	(3.6)	(4.9)	—	(0.7)	(12.6)
Financial liabilities	(5.5)	(10.5)	(21.2)	(14.9)	(4.4)	(56.5)
Total identifiable net assets	$33.0	$29.9	102.4	$55.7	$14.9	$235.9

Cash consideration paid	$46.1	$58.9	160.6	$78.4	$15.6	$359.6
Holdback payments due to seller	5.5	—		6.0	1.9	13.4
Total consideration	51.6	58.9	160.6	84.4	17.5	373.0
Cash acquired	15.5	—	2.4	—	0.7	18.6
Net consideration	$36.1	$58.9	158.2	$84.4	$16.8	$354.4

Goodwill	$18.6	$29.0	58.2	$28.7	$2.6	$137.1

(1)
The purchase accounting for these acquisitions is provisional. For PLF and AMSS the valuation of certain working capital balances, intangibles, income tax balances and residual goodwill related to each is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended December 31, 2017, we revalued the net assets acquired, and the net consideration, to reflect the accurate foreign currency rate on the date of the acquisition. In addition we increased the cash consideration paid by $0.5 million, reflecting a working capital adjustment required by the purchase agreement. The impact of these adjustments was reflected as a net increase in goodwill of $1.4 million. These adjustments resulted in an immaterial impact to the consolidated statement of income. All other measurement period adjustments in the quarter and twelve months ended December 31, 2017 were not material.

(2)
The amounts shown represent final allocation of the purchase price for these acquisitions. For Avure, during the quarter ended December 31, 2017, we adjusted deferred tax liabilities by ($0.8) million, with an offset to goodwill for the same amount. During the quarter ended September 30, 2017 we refined our estimates of deferred tax assets for Avure by ($1.8) million and deferred tax liabilities by $0.7 million. The impact of these adjustments was reflected as a decrease in goodwill of $1.1 million. During the quarter ended June 30, 2017 we refined our other intangible asset estimates for Avure by $2.6 million, deferred taxes by ($0.7) million and inventory by ($0.7) million. The impact of these adjustments was reflected as a decrease in goodwill of $1.2 million. All adjustments in the year resulted in an immaterial impact to the consolidated statement of income. All other measurement period adjustments in the quarter and twelve months ended December 31, 2017 related to Tipper Tie and Avure were not material.

Of the $137.1 million in goodwill reported, $71.6 million is expected to be tax deductible.

The CAT purchase agreement required an additional payment of $6.0 million in October 2017. This payment was reflected as cash consideration paid in the purchase price allocation above. There is a remaining $6.0 million payment due in October 2018.

(3)	Other includes Novus and AMSS. The purchase price allocation for AMSS is provisional, refer to Note (1).

(4)
The acquired intangible assets with definite lives are being amortized on a straight-line basis over their estimated useful lives, which range from five to nineteen years. The intangible assets acquired in 2017 include customer relationships totaling $14.5 million (10- year weighted average useful life), technology totaling $21.8 million (10-year weighted average useful life). The tradenames for Avure, Tipper Tie, C.A.T. and PLF have been determined to have indefinite lives and are reviewed annually for impairment.

During the twelve months ended December 31, 2017, PLF, AMSS and Avure had revenue and earnings (losses) of, $7.5 million and ($0.9) million, $8.9 million and $0.2 million, and $50.1 million and $1.7 million, respectively.

NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2017	2016
Raw materials	$72.6	$62.9
Work in process	73.7	57.3
Finished goods	109.2	86.2
Gross inventories before LIFO reserves and valuation adjustments	255.5	206.4
LIFO reserves and valuation adjustments	(65.3)	(66.8)
Net inventories	$190.2	$139.6

Inventories accounted for under the LIFO method totaled $124.2 million and $119.1 million at December 31, 2017 and 2016, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $48.9 million at December 31, 2017 and $47.9 million at December 31, 2016.
NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2017	2016
Land and land improvements	$17.2	$14.7
Buildings	101.5	92.7
Machinery and equipment	366.5	326.0
Construction in process	21.1	14.8
	506.3	448.2
Accumulated depreciation	(273.3)	(238.0)
Property, plant and equipment, net	$233.0	$210.2
NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2016	$144.8	$7.7	$152.5
Acquisitions	90.1	—	90.1
Currency translation	(3.1)	—	(3.1)
Balance as of December 31, 2016	231.8	7.7	239.5
Acquisitions	51.4	3.1	54.5
Currency translation	7.6	0.2	7.8
Balance as of December 31, 2017	$290.8	$11.0	$301.8

The components of intangible assets as of December 31, were as follows:

	2017		2016
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$158.8	$33.5	$141.5	$21.5
Patents and acquired technology	92.1	32.1	64.8	24.5
Tradenames	20.0	9.5	18.1	8.4
Indefinite lived intangible assets	15.9	—	9.5	—
Other	14.5	9.4	14.8	8.3
Total intangible assets	$301.3	$84.5	$248.7	$62.7

Intangible asset amortization expense was $19.6 million, $10.9 million, and $7.1 million for 2017, 2016 and 2015, respectively. Annual amortization expense for intangible assets is estimated to be $21.7 million in 2018, $21.6 million in 2019, $21.3 million in 2020, $20.9 million in 2021 and $20.3 million in 2022.
NOTE 6. DEBT
Our short-term debt consists of borrowings under short-term credit facilities entered into by our wholly-owned subsidiaries in China and India. The Chinese short-term credit facilities, which mature on June 30, 2018, allow us to borrow up to a total of $12.0 million. We had $2.7 million and $4.4 million in borrowings under the credit facilities in China as of December 31, 2017, and 2016, respectively. The Indian credit facility allows us to borrow up to a total of $1.4 million and $2.3 million; and we had no borrowings outstanding as of December 31, 2017 and 2016, respectively.
Five-year Revolving Credit Facility and Term Loan

We have a five-year $600.0 million revolving credit facility, which matures in February 2020, with Wells Fargo Bank, N.A. as administrative agent. This revolving credit facility permits borrowings in the U.S. and in The Netherlands. Borrowings bear interest, at our option, at one month U.S. LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We are required to make periodic interest payments on the borrowed amounts and to pay an annual facility fee ranging from 15.0 to 30.0 basis points, depending on our leverage ratio.

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

As of December 31, 2017 we had $150.0 million outstanding under the term loan within the credit facility, $230.5 million drawn on and $354.7 million of availability under the revolving credit facility. Our ability to use this availability is limited by the leverage ratio covenant described below.

Our credit facility includes restrictive covenants that, if not met, could lead to renegotiation of our credit facility, a requirement to repay our borrowings, and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, and limitations on payments made to stockholders. For information, refer to the section entitled “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Our debt as of December 31, consisted of the following:

(In millions)	Interest Rate at December 31, 2017	Maturity Date	2017	2016
Short-term borrowings
Foreign credit facilities	5.2%		$2.8	$4.4
Other	0.1%		0.2	1.2
Total short-term borrowings			$3.0	$5.6
Long-term debt
Revolving credit facility	2.1%	February 10, 2020	$230.5	$342.1
Term loan	2.1%	February 10, 2020	150.0	150.0
Brazilian Real Loan	8.0%	October 16, 2017	—	1.5
Total long-term debt			380.5	493.6
Less: current portion			(7.5)	(1.5)
Long-term debt, less current portion			373.0	492.1
Less: unamortized debt issuance costs - term loan			(0.4)	(0.5)
Long-term debt, net			$372.6	$491.6

Scheduled maturities of long-term debt for the years ending December 31, are as follows:

(In millions)	Maturities of Long-term debt
2018	$7.5
2019	7.5
2020	365.5
Total	$380.5

NOTE 7. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes for the years ended on December 31, are shown below:

(In millions)	2017	2016	2015
Domestic	$72.8	$43.6	$38.2
Foreign	59.4	50.4	44.0
Income before income taxes	$132.2	$94.0	$82.2

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2017	2016	2015
Current:
Federal	$13.2	$7.8	$6.0
State	1.0	2.2	1.2
Foreign	17.6	16.1	13.2
Total current	31.8	26.1	20.4
Deferred:
Federal	16.6	1.0	4.8
State	1.6	0.3	0.9
Foreign	(1.0)	(0.9)	(0.8)
Change in the valuation allowance for deferred tax assets	0.4	—	—
Change in deferred tax liabilities due to foreign tax rate change	0.3	—	0.4
Benefits of operating loss carryforward	0.4	(0.5)	0.5
Total deferred	18.3	(0.1)	5.8
Provision for income taxes	$50.1	$26.0	$26.2

Significant components of our deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2017	2016
Deferred tax assets attributable to:
Accrued pension and other post-retirement benefits	$20.5	$30.1
Accrued expenses and accounts receivable allowances	13.6	20.5
Net operating loss carryforwards	5.9	2.3
Inventories	5.5	9.0
Stock-based compensation	5.4	8.4
Research and development credit carryforwards	3.4	1.5
Foreign tax credit carryforward	0.3	0.2
Total deferred tax assets	54.6	72.0
Valuation allowance	(2.7)	—
Deferred tax assets, net of valuation allowance	51.9	72.0
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment	11.6	14.1
Goodwill and amortization	24.3	15.5
Other	0.6	0.2
Total deferred tax liabilities	49.8	43.1
Net deferred tax assets	$2.1	$28.9

Included in our deferred tax assets are tax benefits related to net operating loss carryforwards attributable to our foreign and domestic operations. At December 31, 2017, we had $7.8 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $18.5 million of net operating losses that are available to offset future taxable income through 2034. Of the $18.5 million, approximately $14.1 million of net operating losses in Switzerland are subject to a full valuation allowance. During 2017, we expect to use $3.6 million of net operating losses relating to prior years in the filing of our 2017 corporate income tax returns.

Also included in our deferred tax assets at December 31, 2017 are $2.5 million of U.S. research and development credit carryforwards, which will expire beginning in 2022, if unused.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2017	2016	2015
Statutory U.S. federal tax rate	35%	35%	35%
Net difference resulting from:
Research and development tax credit	(4)	(4)	(2)
Foreign earnings subject to different tax rates	(2)	(3)	(3)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	—	—	6
Nondeductible expenses	1	—	—
State income taxes	2	2	2
Foreign tax credits	(1)	(1)	(7)
Foreign withholding taxes	1	—	1
Effect of US Law Change	12	—	—
Stock Based Compensation - Excess Tax Benefit under ASC 2016-09	(5)	—	—
Other	(1)	(1)	—
Total difference	3	(7)	(3)
Effective income tax rate	38%	28%	32%

U.S. income taxes have not been provided on $15.4 million of undistributed earnings of foreign subsidiaries at December 31, 2017 as these amounts are considered permanently invested under ASC 740-30-25-17 [formerly known as APB 23]. A liability could arise if our intention to permanently invest such earnings were to change and amounts are distributed by such subsidiaries, or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to the hypothetical distribution of permanently invested earnings.

Additionally, in accordance with guidance as set-forth in SEC Staff Accounting Bulletin No. 118 ("SAB 118") other than the amount accrued for the Transition Tax per IRC 965, the company does not include a provisional amount related to any of the impacted items covered under APB 23, as we have not performed sufficient analysis to make a determination as to the appropriateness and resulting tax effects.

The following tax years remain subject to examination in the following significant jurisdictions:

Belgium	2014-2017
Brazil	2012-2017
Italy	2014-2017
Netherlands	2012-2017
Sweden	2011-2017
United States	2016-2017

Income Tax Reform Disclosures
On December 22, 2017, Congress passed, and the President signed, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax Code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35.0 percent to 21.0 percent; (2) requiring companies to pay a one-time transitional tax on certain un-repatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income tax on dividends from foreign subsidiaries of U.S. corporations; (4) repealing the domestic production activity deduction; (5) providing for the full expensing of qualified property; (6) adding a new provision designed to tax global intangible low-taxed income (“GILTI”); (7) revising the limitation imposed on deductions for executive compensation paid by publicly-traded companies; (8) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be utilized; (9) creating a base erosion-anti-abuse tax (“BEAT”), a new minimum tax on payments made by certain U.S. corporations to related foreign parties; (10) imposing a new limitation on the deductibility of interest expense; (11) allowing for a deduction related to foreign-derived intangible income (“FDII”); and (12) changing the rules related to the uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017. Some of the changes that are material to the company are discussed below in more detail.

The SEC recently issued SAB 118 which provides guidance on how companies should account for the tax effects related to the Tax Act. According to SAB 118, companies should make a good faith effort to compute the impact of the Tax Act in a timely manner once the company has obtained, prepared, and analyzed the information needed in order to complete their accounting requirements under ASC 740, which in no circumstances should extend beyond one year from the enactment date. However, in situations when the company’s accounting is incomplete, SAB 118 authorizes companies to record a reasonable provisional estimate of the tax impact resulting from the Tax Act.

The Tax Act imposed a one-time deemed repatriation transition tax on the previously untaxed and un-repatriated current and accumulated post-1986 foreign earnings of certain foreign subsidiaries. The Tax Act further provides for a deduction to offset a portion of the deemed repatriated earnings such that taxpayers are effectively taxed at a reduced tax rate of 15.5 percent to the extent that the earnings are held in cash or cash equivalents, and 8.0 percent on all other earnings. In order to compute the tax impact of this deemed repatriation for the Company’s taxable year ending December 31, 2017, the applicable amount of un-repatriated earnings and foreign taxes paid by each relevant foreign subsidiary must be determined. We have computed a reasonable estimate of the tax impact related to this deemed repatriation in accordance with SAB 118 and recorded a provisional tax obligation because the Company is still collecting and analyzing the necessary information and will reflect any changes to this calculation in a subsequent reporting period. Due to the timing of the Tax Act and related changes we will update our computations as information becomes available with regard to the 2017 tax return filings and as tax technical guidance on remaining items is issued at the federal and state level.

The Tax Act also revised the definition of “covered employees” who are subject to the $1.0 million limitation imposed on deductions for executive compensation paid by publicly-traded corporations. As a result, the limitation now applies to the Company’s CEO, CFO and the 3 highest paid employees. The Tax Act also eliminated the exception to this rule for commission or performance-based compensation paid to these covered employees. This new provision is effective for contracts executed on or after November 3, 2017. Based on this new provision, the Company adjusted its deferred tax asset related to future stock compensation deductions for amounts that it does not expect it will be able to deduct in the future. We will continue to analyze executive compensation in future periods and adjust our Deferred Tax Asset for future stock compensation deductions as information becomes available.

The Tax Act reduces the corporate tax rate to 21.0 percent, effective January 1, 2018. For certain deferred taxes, we have recorded a provisional adjustment to decrease net deferred tax assets by $7.0 million, with a corresponding net adjustment to deferred tax expense of $7.0 million for the year ended December 31, 2017. We made a reasonable estimate of the impact of the reduction in the corporate tax rate under the Tax Act, but the analysis will continue during 2018 and will be completed once the Company files its income tax returns in 2018.

The Tax Act changes also require JBT to analyze other areas including, but not limited to, interest deductibility, accelerated cost recovery of fixed assets, GILTI, BEAT, FDII, and stranded tax effects within Accumulated other comprehensive income. The Company has not made any policy decisions as to how to account for the tax effects of these items and will continue to analyze the impact during 2018 as more information is available and more technical guidance is issued at the federal and state levels.

(in millions)	Increase (Decrease)(a)
Tax Act Provision	Income Tax Provision	Income Taxes Payable	Deferred Tax Assets and Liabilities	Other Long-term Liabilities
Reduction in U.S. Federal corporate rate	$7.0	$—	$(7.0)	$—
One-time repatriation transition tax	7.7	1.0	—	6.7
Revision to deduction for executive compensation	0.8	—	(0.8)	—
Tax Act impact as of and for the year ended December 31, 2017	$15.5	$1.0	$(7.8)	$6.7
(a)    Reflects provisional amounts reported in results until full accounting for the income tax effect is complete.

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

The funded status of our pension and post-retirement benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2017 and 2016, were as follows:

	Pensions		Other post-retirement benefits
(In millions)	2017	2016	2017	2016
Projected benefit obligation at January 1	$317.4	$316.3	$3.3	$3.2
Service cost	1.7	1.4	—	—
Interest cost	10.7	11.4	0.1	0.1
Actuarial (gain) loss	23.9	11.4	0.3	0.4
Plan participants' contributions	0.1	0.2	—	—
Business combinations	—	2.1	—	—
Benefits paid	(13.8)	(23.2)	(0.2)	(0.4)
Currency translation adjustments	4.9	(2.2)	—	—
Projected benefit obligation at December 31	$344.9	$317.4	$3.5	$3.3
Fair value of plan assets at January 1	$233.0	$227.3	$—	$—
Company contributions	11.1	10.3	0.2	0.4
Actual return (loss) on plan assets	29.8	18.8	—	—
Plan participants' contributions	0.1	0.2	—	—
Benefits paid	(13.8)	(23.2)	(0.2)	(0.4)
Currency translation adjustments	1.3	(0.4)	—	—
Fair value of plan assets at December 31	$261.5	$233.0	$—	$—
Funded status of the plans (liability) at December 31	$(83.4)	$(84.4)	$(3.5)	$(3.3)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(0.9)	(1.3)	(0.3)	(0.2)
Accrued pension and other post-retirement benefits, less current portion	(82.5)	(83.1)	(3.2)	(3.1)
Net amount recognized	$(83.4)	$(84.4)	$(3.5)	$(3.3)

Amounts recognized in accumulated other comprehensive loss at December 31, 2017 and 2016 were $182.4 million and $174.1 million, respectively for pensions and $.2 million and $(0.1) million for other post-retirement benefits, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $336.2 million and $310.3 million at December 31, 2017 and 2016, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31.

Pension and other post-retirement benefit costs (income) for the years ended December 31, were as follows:

	Pensions			Other post-retirement benefits
(In millions)	2017	2016	2015	2017	2016	2015
Service cost	$1.7	$1.4	$1.5	$—	$—	$—
Interest cost	10.7	11.4	13.7	0.1	0.1	0.2
Expected return on plan assets	(17.1)	(18.0)	(19.1)	—	—	—
Settlement charge	—	0.1	0.3	—	—	—
Amortization of prior service credit	—	—	—	—	—	(2.5)
Amortization of net actuarial loss	4.3	4.1	4.5	—	—	—
Total (income) costs	$(0.4)	$(1.0)	$0.9	$0.1	$0.1	$(2.3)

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2017 were as follows:

(In millions)	Pensions	Other post-retirement benefits
Actuarial loss	$12.1	$0.3
Amortization of net actuarial loss	(5.1)	—
Net loss recognized in other comprehensive income	$7.0	$0.3
Total recognized in net periodic benefit cost and other comprehensive income	$6.6	$0.4

The Company uses a corridor approach to recognize actuarial gains and losses that result from changes in actuarial assumptions. The corridor approach defers all actuarial gains and losses resulting from changes in assumptions in other accumulated other comprehensive income (loss), such as those related to changes in the discount rate and differences between actual and expected returns on plan assets. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the higher of the market-related value of the assets or the projected benefit obligation for each respective plan. The amortization is on a straight-line basis over the life expectancy of the plan’s participants for the frozen plans and the expected remaining service periods for the other plans. We expect to amortize $6.3 million of net actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit cost in 2018.

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

The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions			Other post-retirement benefits
	2017	2016	2015	2017	2016	2015
Discount rate	3.48%	4.00%	4.40%	3.73%	4.30%	4.60%
Rate of compensation increase	3.10%	3.09%	3.19%	—	—	—

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other post-retirement benefits
	2017	2016	2015	2017	2016	2015
Discount rate	3.98%	4.34%	4.03%	4.30%	4.60%	4.25%
Rate of compensation increase	3.10%	3.09%	3.19%	—	—	—
Expected rate of return on plan assets	6.58%	6.83%	7.08%	—	—	—

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

Our target asset allocations and actual allocations as of December 31, 2017 and 2016 were as follows:

	Target	2017	2016
Equity	30% - 70%	54%	50%
Fixed income	20% - 40%	29%	30%
Real estate and other	10% - 30%	16%	19%
Cash	0% - 10%	1%	1%
		100%	100%

Our actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2017				As of December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2.7	$2.7	$—	$—	$3.4	$3.4	$—	$—
Equity securities:
Large cap (1)	53.5	—	53.5	—	44.0	—	44.0	—
Small cap (2)	48.8	48.8	—	—	71.1	71.1	—	—
International (3)	39.9	39.9	—	—	—	—	—	—
Fixed income securities:
Government securities (4)	9.0	—	9.0	—	8.8	—	8.8	—
Corporate bonds (5)	61.5	49.0	12.5	—	57.4	46.2	11.2	—
Real estate and other investments (6)	46.1	19.0	27.1	—	48.3	19.3	29.0	—
Total assets at fair value	$261.5	$159.4	$102.1	$—	$233.0	$140.0	$93.0	$—

(1)	Includes funds that invest primarily in large cap equity securities.

(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.

(3)	Includes funds that invest primarily in international equity securities.

(4)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.

(5)	Includes investment grade bonds, high yield bonds and mortgage-backed fixed income securities and funds that invest in such securities.

(6)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by our foreign pension plans.

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

Contributions
We expect to contribute $15.3 million to our pension and other post-retirement benefit plans in 2018. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2027. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other post-retirement benefits
2018	$15.3	$0.2
2019	15.6	0.2
2020	18.6	0.2
2021	16.9	0.2
2022	17.5	0.2
2023-2027	99.2	1.0

Savings Plans
Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $13.5 million, $11.3 million and $9.0 million in 2017, 2016 and 2015, respectively.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2017 and 2016 by component are shown in the following table:

	Pension and Other Post-retirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Balance as of January 1, 2016	$(103.8)	$(0.8)	$(42.6)	$(147.2)
Other comprehensive gain (loss) before reclassification	(7.3)	(0.1)	(5.7)	(13.1)
Amounts reclassified from accumulated other comprehensive income	2.5	0.8	—	3.3
Balance as of December 31, 2016	(108.6)	(0.1)	(48.3)	(157.0)
Other comprehensive gain (loss) before reclassification	(8.1)	0.4	20.5	12.8
Amounts reclassified from accumulated other comprehensive income	2.8	1.1	—	3.9
Balance as of December 31, 2017	$(113.9)	$1.4	$(27.8)	$(140.3)

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2017 were $4.8 million of charges in selling, general and administrative expenses net of $2.0 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.2 million of charges in interest expense, net of $0.5 million in provision for income taxes.

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

NOTE 10. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2017	2016	2015
Stock-based compensation expense	$9.0	$9.9	$7.2
Tax benefit recorded in consolidated statements of income	$9.9	$3.9	$2.9

As of December 31, 2017, there was $13.3 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.6 years.

Incentive Compensation Plan
We sponsor a stock-based compensation plan (the “Incentive Compensation Plan”) that provides certain incentives and awards to our officers, employees, directors and consultants. The Incentive Compensation Plan allows the Compensation Committee (the “Committee”) of our Board of Directors to make various types of awards to eligible individuals. Awards that may be issued include common stock, stock options, stock appreciation rights, restricted stock and stock units.

Restricted stock unit awards specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock units generally vest after 3 years of service, but may also vest upon a change of control as defined in the Incentive Compensation Plan. The 2017 Incentive Compensation Plan was approved by stockholders in May 2017. The 2017 Incentive Compensation Plan replaced the our prior incentive compensation plan (the “2008 Incentive Compensation Plan”), which remains in existence solely for the purpose of governing the terms of awards that had been granted under the 2008 Incentive Compensation Plan prior to May 2017. The aggregate number of shares of common stock that are authorized for issuance under the 2017 Incentive Compensation Plan is (i) 1,000,000 shares, plus (ii) the number of shares of common stock that remained available for issuance under the 2008 Incentive Compensation Plan on the effective date of the 2017 Incentive Compensation Plan, plus (iii) the number of shares of common stock that were subject to outstanding awards under the 2008 Incentive Compensation Plan on the effective date of the 2017 Incentive Compensation Plan that are canceled, forfeited, returned or withheld without the issuance of shares thereunder.

Impact of Retirement on Outstanding LTIP Awards
In the event of a named executive officer’s retirement from the Company upon or after attaining age 62 and a specified number of years of service, any unvested long-term incentive plan (LTIP) equity or cash awards remain outstanding after retirement and vest on the originally scheduled vesting date. This permits flexibility in retirement planning, permits us to provide an incentive for the vesting period and does not penalize our employees who receive long-term cash and equity awards as incentive compensation when they retire. For awards granted prior to 2016, separation prior to attaining age 62 and 10 years of service will result in the forfeiture of unvested awards. In 2016, the Committee approved a variation to these terms, permitting the Committee to selectively grant awards that will permit unvested equity awards outstanding after retirement to vest on their originally scheduled vesting date following a retirement upon or after attaining the age of 62 and 5 years of service. This variation was approved to allow the Company the option to offer long term equity incentive compensation as a means of attracting and retaining personnel hired near their retirement or to incentivize existing employees who are nearing retirement, but who have not been with the Company for a full ten year period.

Restricted Stock Units
A summary of the non-vested restricted stock units as of December 31, 2017 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2016	1,066,207	$32.21
Granted	129,569	$88.02
Vested	(296,608)	$30.03
Forfeited	(47,271)	$47.49
Nonvested at December 31, 2017	851,897	$40.61

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

For performance-based restricted stock units awards made in 2017, 2016 and 2015; the number of shares to be issued is dependent upon our performance over the three year period ending December 31st of the respective term, with respect to cumulative diluted earnings per share from continuing operations and average operating return on invested capital (ROIC). ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2017, 2016 and 2015, and the forecasted amounts over the remainder of the performance period, we expect to issue a total of 65,073, 134,139 and 188,787 shares at the vesting dates in April 2020, April 2019 and April 2018, respectively. Compensation cost has been measured in 2017 based on the projected performance values calculated against the established target.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2017	2016	2015
Weighted-average grant-date fair value of restricted stock units granted (per share)	$88.02	$45.18	$35.48
Fair value of restricted stock vested (in millions)	$25.8	$7.0	$14.9

NOTE 11. STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity (in shares) for the year ended December 31, 2017:

	Common stock outstanding	Common stock held in treasury
December 31, 2016	29,156,847	159,194
Stock awards issued	170,270	(170,270)
Treasury stock purchases	(56,973)	56,973
Common stock issued	2,307,038	—
December 31, 2017	31,577,182	45,897

On March 13, 2017 we issued 2.3 million shares of common stock in an underwritten public offering which resulted in proceeds of $184.1 million, net of underwriting discounts and offering expenses. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes.

On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2016 and continuing through December 31, 2018. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future awards under the Incentive Compensation Plan. We repurchased $5.0 million of common stock in 2017 and $4.3 million of common stock in 2016.

On October 27, 2011, the Board authorized a share repurchase program for up to $30 million of our common stock, which expired on December 31, 2015. We repurchased $7.7 million of common stock in 2015.

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

The following table sets forth the computation of basic and diluted EPS utilizing income from continuing operations for the respective periods and our basic and dilutive shares outstanding:

(In millions, except per share data)	2017	2016	2015
Basic earnings per share:
Income from continuing operations	$82.1	$68.0	$55.9
Weighted average number of shares outstanding	31.4	29.4	29.5
Basic earnings per share from continuing operations	$2.61	$2.31	$1.90
Diluted earnings per share:
Income from continuing operations	$82.1	$68.0	$55.9
Weighted average number of shares outstanding	31.4	29.4	29.5
Effect of dilutive securities:
Restricted stock units	0.5	0.4	0.3
Total shares and dilutive securities	31.9	29.8	29.8
Diluted earnings per share from continuing operations	$2.58	$2.28	$1.88
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

Foreign Exchange: We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which have a notional value at December 31, 2017 of $421.2 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives, including embedded derivatives, included within the consolidated balance sheets:

	As of December 31, 2017		As of December 31, 2016
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$3.3	$5.7	$7.2	$4.8

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

As of December 31, 2017 and 2016, information related to these offsetting arrangements was as follows:

(in millions)	As of December 31, 2017
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.2	$—	$5.2	$(1.3)	$3.9

Offsetting of Liabilities	As of December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.5	$—	$5.5	$(1.3)	$4.2

(in millions)	As of December 31, 2016
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.2	$—	$7.2	$(4.3)	$2.9

Offsetting of Liabilities	As of December 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.0	$—	$5.0	$(4.3)	$0.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2017	2016	2015
Foreign exchange contracts	Revenue	$0.2	$(0.5)	$0.8
Foreign exchange contracts	Cost of products	0.8	(0.5)	(0.3)
Foreign exchange contracts	Other expense, net	1.0	(1.0)	(0.1)
Total		2.0	(2.0)	0.4

Remeasurement of assets and liabilities in foreign currencies		(2.6)	0.4	(1.3)
Net loss on foreign currency transactions		$(0.6)	$(1.6)	$(0.9)

Interest Rates: We have entered into three interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

At December 31, 2017, the fair value recorded in other assets on the Consolidated Balance Sheet is $2.0 million. The effective portion of these derivatives designated as cash flow hedges of $1.3 million has been reported in other comprehensive loss on the Consolidated Statements of Comprehensive Income (Loss) as of December 31, 2017.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of December 31, 2017.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2017				As of December 31, 2016
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.1	$13.1	$—	$—	$11.9	$11.9	$—	$—
Derivatives	5.2	—	5.2	—	7.2	—	7.2	—
Total assets	$18.3	$13.1	$5.2	$—	$19.1	$11.9	$7.2	$—

Liabilities:
Derivatives	$5.5	$—	$5.5	$—	$5.0	$—	$5.0	$—
Contingent Consideration	—	—	—	—	0.8	—	—	0.8
Total liabilities	$5.5	$—	$5.5	$—	$5.8	$—	$5.0	$0.8

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately on the consolidated balance sheet. Investments include an unrealized gain of $0.5 million as of December 31, 2017 and an unrealized gain of $0.6 million as of December 31, 2016.

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

The carrying values and the estimated fair values of our debt financial instruments as of December 31 are as follows:

	2017		2016
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires February 10, 2020	$230.5	$230.5	$342.1	$342.1
Term loan due February 10, 2020	150.0	150.0	150.0	150.0
Brazilian loan due October 16, 2017	—	—	1.5	1.4
Foreign credit facilities	2.7	2.7	4.4	4.4
Other	0.2	0.2	1.2	1.2

There was no active or observable market for our fixed rate Brazilian loans. Therefore, the estimated fair value was based on discounted cash flows using current interest rates available for debt with similar terms and remaining maturities. The estimates of the all-in interest rate for discounting the loans are based on a broker quote for loans with similar terms. We do not have a rate adjustment for risk profile changes, covenant issues or credit rating changes, therefore the broker quote is deemed to be the closest approximation of current market rates. The carrying values of the remaining borrowings approximate their fair values due to their variable interest rates.
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

In 2013, we received a notice of examination from the Delaware Department of Finance commencing an examination of our books and records to determine compliance with Delaware unclaimed property law. The examination was not complete when, in 2017, Delaware promulgated a law which permitted companies an election to convert an examination to a review under the Secretary of State’s voluntary disclosure agreement program. In December 2017, we elected this alternative and are in the process of meeting the requirements under the voluntary disclosure agreement program. The requirements include reviewing our books and records and filing any previously unfiled reports for all unclaimed property presumed unclaimed, under the law, from 2003.
We are required to work with the Secretary of State to complete this exercise by December 2019. We are not able to estimate whether we have significant unclaimed property obligations at this time.
Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $175.8 million at December 31, 2017, represent guarantees of our future performance. We also have provided approximately $10.5 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of December 31, 2017, the gross value of such arrangements was $7.7 million, of which our net exposure under such guarantees was $0.6 million.

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

(In millions)	2017	2016
Balance at beginning of year	$14.5	$12.5
Expenses for new warranties	12.7	13.4
Adjustments to existing accruals	(0.4)	(0.3)
Claims paid	(15.2)	(11.2)
Added through acquisition	2.4	0.3
Translation	0.5	(0.2)
Balance at end of year	$14.5	$14.5

Leases
We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $5.3 million, $6.2 million and $8.9 million in 2017, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017, for the following fiscal years were:

(In millions)	Total Amount	2018	2019	2020	2021	2022	After 2023
Operating lease obligations	$41.4	$11.6	$7.4	$6.4	$5.7	$4.1	$6.2
NOTE 16. BUSINESS SEGMENTS

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

Segment revenue and segment operating profit

(In millions)	2017	2016	2015
Revenue
JBT FoodTech	$1,171.9	$928.0	$725.1
JBT AeroTech	463.0	422.5	383.1
Intercompany eliminations	0.2	—	(0.9)
Total revenue	$1,635.1	$1,350.5	$1,107.3

Income before income taxes
Segment operating profit:
JBT FoodTech	$139.1	$113.2	$85.4
JBT AeroTech	50.7	45.1	38.2
Total segment operating profit	189.8	158.3	123.6
Corporate items:
Corporate expense(1)	42.3	42.6	34.6
Restructuring expense(2)	1.7	12.3	—
Net interest expense	13.6	9.4	6.8
Total corporate items	57.6	64.3	41.4
Income from continuing operations before income taxes	132.2	94.0	82.2
Provision for income taxes	50.1	26.0	26.2
Income from continuing operations	82.1	68.0	56.0
Loss from discontinued operations, net of income taxes	1.6	0.4	0.1
Net income	$80.5	$67.6	$55.9

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, pension and other post-retirement benefits expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Refer to Note 17. Restructuring for further information on restructuring expense.

Segment operating capital employed and segment assets

(In millions)	2017	2016	2015
Segment operating capital employed(1):
JBT FoodTech	$802.2	$654.2	$414.7
JBT AeroTech	157.5	125.9	114.1
Total segment operating capital employed	959.7	780.1	528.8
Segment liabilities included in total segment operating capital employed(2)	405.6	365.2	322.6
Corporate(3)	26.1	42.1	24.7
Total assets	$1,391.4	$1,187.4	$876.1

Segment assets:
JBT FoodTech	$1,134.7	$950.5	$663.1
JBT AeroTech	230.6	194.8	188.9
Intercompany eliminations	—	—	(0.6)
Total segment assets	1,365.3	1,145.3	851.4
Corporate(3)	26.1	42.1	24.7
Total assets	$1,391.4	$1,187.4	$876.1

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

(In millions)	2017	2016	2015
Revenue (by location of customers):
United States	$967.1	$807.7	$600.9
All other countries	668.0	542.8	506.4
Total revenue	$1,635.1	$1,350.5	$1,107.3

(In millions)	2017	2016	2015
Long-lived assets:
United States	$161.6	$154.1	$132.7
Brazil	13.9	12.6	9.5
All other countries	75.7	57.8	49.1
Total long-lived assets	$251.2	$224.5	$191.3

Other business segment information

	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
(In millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
JBT FoodTech	$34.6	$30.7	$31.9	$46.8	$34.6	$25.5	$21.8	$18.0	$13.5
JBT AeroTech	2.6	3.9	3.5	2.5	2.2	2.0	6.9	5.6	4.7
Corporate	0.7	2.5	2.3	2.4	1.7	2.1	—	—	—
Total	$37.9	$37.1	$37.7	$51.7	$38.5	$29.6	$28.7	$23.6	$18.2

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

During the fourth quarter of 2016, in connection with our acquisition of Tipper Tie, we implemented a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million.

The following table details the amounts reported in Restructuring expense on the consolidated statement of income since the implementation of these plans:

	Cumulative Amount	For the Quarter Ended				Cumulative Amount
(In millions)	As of December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	As of December 31, 2017
Severance and related expense	$6.1	$0.5	$0.1	$—	$—	$6.7
Other	6.2	0.2	0.6	0.3	0.6	7.9
Total restructuring charges	$12.3	$0.7	$0.7	$0.3	$0.6	$14.6

The restructuring expense is associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expenses incurred during the three months ended December 31, 2017 primarily relate to costs to streamline operations and consolidate facilities as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying consolidated balance sheets. The table below details the activity in 2017:

(In millions)	Balance as of December 31, 2016	Charged to Earnings	Payments Made	Release of Liability	Balance as of December 31, 2017
Severance and related expense	$8.3	$0.5	$(4.9)	$(0.7)	$3.2
Other	0.6	1.8	(2.4)	—	—
Total	$8.9	$2.3	$(7.3)	$(0.7)	$3.2

We released $0.7 million of the liability during the year ended December 31, 2017 which we no longer expect to pay in connection with this plan due to actual severance payments differing from the original estimates and natural attrition of employees.
NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data and common stock prices)	2017				2016
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$483.7	$420.8	$386.1	$344.5	$405.0	$349.6	$328.8	$267.1
Cost of sales	346.9	299.3	271.3	246.9	291.0	255.5	233.0	190.3
Income from continuing operations	19.8	26.4	18.3	17.6	23.4	20.6	18.8	5.2
Loss from discontinued operations, net of tax	0.4	0.6	0.4	0.2	0.3	—	—	0.1
Net income	$19.4	$25.8	$17.9	$17.4	$23.1	$20.6	$18.8	$5.1
Basic earnings per share(1):
Income from continuing operations	$0.62	$0.83	$0.57	$0.59	$0.79	$0.70	$0.64	$0.18
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)	(0.01)	(0.01)	—	—	(0.01)
Net income	$0.61	$0.81	$0.56	$0.58	$0.78	$0.70	$0.64	$0.17
Diluted earnings per share(1):
Income from continuing operations	$0.61	$0.82	$0.57	$0.58	$0.78	$0.69	$0.63	$0.17
Loss from discontinued operations, net of tax	(0.01)	(0.02)	(0.01)	(0.01)	(0.01)	—	—	—
Net income	$0.60	$0.80	$0.56	$0.57	$0.77	$0.69	$0.63	$0.17
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
Weighted average shares outstanding
Basic	31.9	31.9	31.9	30.0	29.4	29.4	29.4	29.5
Diluted	32.3	32.3	32.3	30.4	29.9	29.8	29.8	29.8
Common stock sales price
High	$120.55	$101.40	$99.15	$92.05	$93.55	$71.00	$65.67	$57.48
Low	$99.09	$85.09	$82.45	$80.70	$70.55	$59.90	$51.20	$41.35

(1)	Basic and diluted earnings per share (EPS) are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.
NOTE 19. SUBSEQUENT EVENTS

On February 22, 2018, the Board of Directors approved a quarterly cash dividend of $0.10 per share of outstanding common stock. The dividend will be paid on March 19, 2018 to stockholders of record at the close of business on March 5, 2018.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(a)	Deductions and other(a)	Balance at end of period
Year ended December 31, 2015:
Allowance for doubtful accounts	$3,042	$471	$—	$1,450	$2,063
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—
Year ended December 31, 2016:
Allowance for doubtful accounts	$2,063	$2,060	$—	$1,054	$3,069
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—
Year ended December 31, 2017:
Allowance for doubtful accounts	$3,069	$288	$—	$147	$3,210
Valuation allowance for deferred tax assets	$—	$—	$2,654	$—	$2,654

(a)    "Additions charged to other accounts" includes allowances added through business combinations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2017.

During 2017, the Company completed the acquisitions of Avure Technologies, Inc., Aircraft Maintenance Support Services, Ltd., and PLF International Ltd. The net assets acquired in these transactions reflected less than 10% of the consolidated assets of JBT Corporation as of December 31, 2017. The total revenue generated by these acquired businesses since the dates of acquisition totaled less than 5% of the consolidated revenue of JBT Corporation for the year ended December 31, 2017. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2017 excluded the internal control over financial reporting of these businesses during this period while we integrated the acquirees’ existing internal control structure with JBT policies and procedures.

Attestation Report of the Registered Public Accounting Firm
KPMG LLP, the Company’s independent registered public accounting firm, has issued their report, included herein on page 82, on the effectiveness of the Company’s internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting
In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our systems and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems. For example, we centralized certain administrative and transaction functions in Europe to leverage a shared services model. As a result of the transition of these accounting operations to a central location, the personnel responsible for executing controls over the processing of transactions in certain processes changed. This transition process continued throughout 2017. Management believes it took the necessary steps to maintain appropriate internal controls and to monitor their operation during the period of change. The implementation of shared services will allow us to be more efficient and further enhance our internal control over financial reporting.

We acquired multiple businesses during 2017. Our integration process includes evaluating the internal control structure, including information technology, to change certain systems, controls and/or procedures to align each business with JBT systems, controls and procedures.

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited John Bean Technologies Corporation and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Avure Technologies, Inc., Aircraft Maintenance Support Services, Ltd., and PLF International Ltd. during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Avure Technologies, Inc.’s, Aircraft Maintenance Support Services, Ltd.’s, and PLF International Ltd.’s internal control over financial reporting associated with total assets of less than 10% of consolidated assets and total revenues of less than 5% of consolidated revenues in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Avure Technologies, Inc., Aircraft Maintenance Support Services, Ltd., and PLF International Ltd.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting in Item 9A: Controls and Procedures. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Chicago, Illinois
February 28, 2018

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

Other information required by this Item can be found in the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation” and "Compensation Tables and Explanatory Information" of the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

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

2.1A
Amendment to Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010.

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

3.5
Second Amendment to Amended and Restated Bylaws of John Bean Technologies Corporation, incorporated by reference to Exhibit 3.1 of the registrant’s Quarterly Report on Form 10-Q filed on August 8, 2014.

3.6	Second Amended and Restated Bylaws of John Bean Technologies Corporation. incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on August 19, 2014.

3.7	Third Amended and Restated Bylaws of John Bean Technologies Corporation incorporated by reference to Exhibit 3.7 of the registrant’s Current Report on Form 8-K filed on December 6, 2016.

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10 filed with the SEC on July 3, 2008.

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

10.1C
Third Amendment to the Credit Agreement, dated as of October 20, 2016, by and among John Bean Technologies Corporation and John Bean Technologies, B.V., as borrowers, Wells Fargo Bank, National Association, as administrative agent and incremental Term-1 lender, and the other incremental Term-1 lenders signatory thereto, incorporated by reference to Exhibit 10.1C to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.

10.1D
Fourth Amendment to the Credit Agreement, dated as of May 9, 2017, by and among John Bean Technologies Corporation and John Bean Technologies B.V., as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the other lenders signatory thereto, incorporate by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 15, 2017.

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

10.5	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5A	Form of Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4A to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5B	Form of [International] Nonqualified Stock Option Agreement, incorporated by reference to Exhibit 10.4B to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5C	Form of Long-Term Incentive Performance Share Restricted Stock Agreement, incorporated by reference to Exhibit 10.4C to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5D	Form of Key Managers Restricted Stock Agreement, incorporated by reference to Exhibit 10.4D to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5E	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5F	Form of Performance Units Award Agreement, incorporated by reference to Exhibit 10.4F to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5G	Form of Long-Term Incentive Restricted Stock Agreement, incorporated by reference to Exhibit 10.4G to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5H	Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5H to our Annual Report on Form 10-K filed with the SEC on March 3, 2011.[1]

10.5I	Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.5I to our Annual Report on Form 10-K filed with the SEC on March 3, 2011.[1]

10.5J	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.5K	Updated Form of Long-Term Incentive Performance Share Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.5L	Form of Long-Term Incentive Performance Cash Award Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 7, 2013.[1]

10.5M	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.5N	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.5O	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement – Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.5P	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement – Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.5Q	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.5R	Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.5S	Updated Form of Long-Term Incentive Restricted Stock Unit Agreement - Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.5T
Updated Form of Long-Term Incentive Performance Restricted Stock Unit Agreement - Executive Officer, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.5U	Updated Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.5V
Updated Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.6
Amendment No. 1 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.[1]

10.6A
Amendment No. 2 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6A to our Current Report on Form 8-K filed with the SEC on March 1, 2010.[1]

10.6B
Amendment No. 3 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6B to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.6C
Amendment No. 4 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6C to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.6D
Amendment No. 5 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6D to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.6E
Amendment No. 6 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[1]

10.6F
Amendment No. 7 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6F to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.7	JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.7A	First Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 18, 2009.[1]

10.7B	Second Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.[1]

10.7C	Third Amendment of JBT Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.7C to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.8	International Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.9	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

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

10.10B
Form of First Amendment to John Bean Technologies Corporation Amended and Restated Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013.[1]

10.11
JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program and Part II Union Hourly Employees’ Retirement Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.[1]

10.11A
First Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[1]

10.11B
Second Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11B to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.11C
First Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11C to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.11D
Second Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11D to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.[1]

10.11E
Third Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11E to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.[1]

10.11F
Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.11G
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11G to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.11H
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11H to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.11I
Second Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11I to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.11J
Second Amendment of John Bean Technologies Corporation Employee's Retirement Program - Part I Salaried and Nonunion Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.[1]

10.11K
Third Amendment of John Bean Technologies Corporation Employee's Retirement Program - Part II Union Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to our Exhibit 10.2 in our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.[1]

10.11L
Third Amendment of John Bean Technologies Corporation Employees' Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 in our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[1]

10.11M
Fourth Amendment of John Bean Technologies Corporation Employees' Retirement Program Part II Union Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.2 in our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.

10.12	JBT Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.6 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.[1]

10.12A	First Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.6.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 5, 2009.[1]

10.12B	Second Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[1]

10.12C	Third Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12C to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.12D	Fourth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12D to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.12E	Fifth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12E to our Annual Report on Form 10-K filed with the SEC on March 3, 2011.[1]

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
Eighth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12N to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.12O
Ninth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12O to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.12P	Tenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12P to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12Q	Eleventh Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12Q to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12R	Twelfth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12R to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12S	Thirteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12S to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12T	Fourteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12T to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12U	Fifteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12U to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12V	Sixteenth Amendment of JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[1]

10.12W	Seventeenth Amendment to JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[1]

10.12X	Eighteenth Amendment to JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[1]

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

10.17	Offer Letter to Brian A. Deck, incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.17A*	Offer Letter to Paul Sternlieb.[1]

10.18
John Bean Technologies Corporation Retiree Welfare Benefits Plan (as amended and restated, Effective January 1, 2016), incorporated by reference to Exhibit 10.3 to our Quarterly report Form 10-Q filed with the SEC on October 29, 2015.[1]

10.19	Separation and General Release Agreement - Steven Smith, incorporated by reference to Exhibit 10.1 to our Quarterly report Form 10-Q filed with the SEC on October 30, 2017.

10.20	John Bean Technology Corporation 2017 Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20A
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20B
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20C
Form of Performance-Based Restricted Stock Unit Grant Agreement Non-ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20D
Form of Performance-Based Restricted Stock Unit Grant Agreement Non-ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20E
Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20F
Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20G
Form of Time-Based Restricted Stock Unit Grant Agreement Non-ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20H
Form of Time-Based Restricted Stock Unit Grant Agreement Non-ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20I
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.20J
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

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

101*
The following materials from John Bean Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. GIACOMINI	President, Director and	February 28, 2018
Chief Executive Officer
Thomas W. Giacomini	(Principal Executive Officer)

/s/ Brian A. Deck	Executive Vice President and	February 28, 2018
Chief Financial Officer
Brian A. Deck	(Principal Financial Officer)

/s/ MEGAN J. Rattigan	Vice President and Controller	February 28, 2018
(Principal Accounting Officer)
Megan J. Rattigan

/s/ C. MAURY DEVINE	Director	February 28, 2018

C. Maury Devine

/s/ EDWARD L. DOHENY, II	Director	February 28, 2018

Edward L. Doheny, II

/s/ ALAN D. FELDMAN	Director	February 28, 2018

Alan D. Feldman

/s/ JAMES E. GOODWIN	Director	February 28, 2018

James E. Goodwin

/s/ POLLY B. KAWALEK	Director	February 28, 2018

Polly B. Kawalek

/s/ JAMES M. RINGLER	Director	February 28, 2018

James M. Ringler