Form 10-Q
period 2018-03-31
John Bean Technologies CORP
filed 2018-05-04
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2018
Common Stock, par value $0.01 per share	31,734,657

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Revenue	$409.2	$344.5
Operating expenses:
Cost of sales	305.6	246.9
Selling, general and administrative expense	76.9	70.8
Research and development expense	7.9	6.3
Restructuring expense	12.7	0.4
Other expense (income), net	0.2	(0.1)
Operating income	5.9	20.2
Other (expense) income, net	(0.2)	0.3
Interest expense, net	(3.7)	(3.4)
Income from continuing operations before income taxes	2.0	17.1
Income tax provision (benefit)	0.4	(0.5)
Income from continuing operations	1.6	17.6
Loss from discontinued operations, net of income taxes	(0.4)	(0.2)
Net income	$1.2	$17.4

Basic earnings per share:
Income from continuing operations	$0.05	$0.59
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.04	$0.58
Diluted earnings per share:
Income from continuing operations	$0.05	$0.58
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.04	$0.57
Cash dividends declared per share	$0.10	$0.10

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Net income	$1.2	$17.4
Other comprehensive income
Foreign currency translation adjustments	2.5	4.3
Pension and other postretirement benefits adjustments, net of tax of $0.3 and $0.5 for 2018 and 2017, respectively	1.4	0.8
Derivatives designated as hedges, net of tax of $0 and $0.2 for 2018 and 2017, respectively	1.1	0.4
Other comprehensive income	5.0	5.5
Comprehensive income	$6.2	$22.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$30.6	$34.0
Trade receivables, net of allowances of $3.3 and $3.2, respectively	287.6	316.4
Inventories, net	305.4	190.2
Other current assets	55.0	48.0
Total current assets	678.6	588.6
Property, plant and equipment, net of accumulated depreciation of $281.1 and $273.3, respectively	242.9	233.0
Goodwill	305.7	301.8
Intangible assets, net	218.4	216.8
Deferred income taxes	14.4	13.1
Other assets	38.0	38.1
Total Assets	$1,498.0	$1,391.4

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$8.9	$10.5
Accounts payable, trade and other	156.8	157.1
Advance and progress payments	245.3	127.6
Other current liabilities	132.7	146.2
Total current liabilities	543.7	441.4
Long-term debt, less current portion	407.4	372.7
Accrued pension and other postretirement benefits, less current portion	82.7	85.9
Other liabilities	45.2	49.5
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2018 and December 31, 2017: 31,623,079 issued and 31,577,182 outstanding	0.3	0.3
Common stock held in treasury, at cost; March 31, 2018 and December 31, 2017: 45,897 shares	(4.0)	(4.0)
Additional paid-in capital	254.6	252.2
Retained earnings	303.4	333.7
Accumulated other comprehensive loss	(135.3)	(140.3)
Total stockholders’ equity	419.0	441.9
Total Liabilities and Stockholders’ Equity	$1,498.0	$1,391.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Cash flows (required) provided by operating activities:
Net income	$1.2	$17.4
Loss from discontinued operations, net	0.4	0.2
Income from continuing operations	1.6	17.6
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	13.7	12.2
Gain on disposal of assets	—	(0.4)
Stock-based compensation	2.4	1.8
Pension expense	0.7	0.1
Other	0.4	—
Changes in operating assets and liabilities:
Trade receivables - billed, net	26.5	26.8
Contract assets	(26.8)	(8.3)
Inventories	(1.4)	(22.8)
Accounts payable, trade and other	(0.1)	(2.6)
Advance and progress payments	1.6	20.5
Accrued pension and other postretirement benefits, net	(4.5)	(0.4)
Other assets and liabilities, net	(18.2)	(20.5)
Cash (required) provided by continuing operating activities	(4.1)	24.0
Cash required by discontinued operating activities	(0.6)	(0.2)
Cash (required) provided by operating activities	(4.7)	23.8

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(18.8)	(61.0)
Capital expenditures	(10.4)	(7.9)
Proceeds from disposal of assets	0.2	0.5
Cash required by investing activities	(29.0)	(68.4)

Cash flows provided by financing activities:
Net payments on short-term debt	(0.1)	(1.0)
Proceeds from short-term foreign credit facilities	—	1.0
Payments of short-term foreign credit facilities	(1.5)	(0.8)
Net proceeds (payments) from domestic credit facilities	34.7	(117.1)
Repayment of long-term debt	—	(0.5)
Proceeds from stock issuance, net of stock issuance costs	—	184.6
Settlement of taxes withheld on equity compensation awards	—	(9.5)
Dividends	(3.2)	(3.2)
Cash provided by financing activities	29.9	53.5

Effect of foreign exchange rate changes on cash and cash equivalents	0.4	0.8

(Decrease) increase in cash and cash equivalents	(3.4)	9.7
Cash and cash equivalents, beginning of period	34.0	33.2
Cash and cash equivalents, end of period	$30.6	$42.9

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

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the JBT Annual Report on Form 10-K for the year ended December 31, 2017, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet was derived from audited financial statements.

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

Recently adopted accounting standards
Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606"), plus a number of related ASU’s designed to clarify and interpret Topic 606. The new standard replaced most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires revenue recognition based upon newly defined criteria, either at a point in time or over time as control of goods or services is transferred. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard became effective for us as of January 1, 2018 and was adopted on a modified-retrospective basis.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 was as follows (in millions):

	As Reported		As Restated
	December 31, 2017	Adjustments due to Topic 606	January 1, 2018
Trade receivables, net of allowance	$316.4	$(31.3)	$285.1
Inventories	190.2	103.6	293.8
Other current assets	48.0	7.0	55.0
Deferred income taxes	$13.1	2.3	$15.4
Total Assets	$1,391.4	$81.6	$1,473.0

Advance and progress payments	127.6	113.1	240.7
Other current liabilities	96.4	(2.3)	94.1
Other long-term liabilities	49.5	(1.2)	48.3
Retained earnings	333.7	(28.0)	305.7
Total Liabilities and Stockholders' Equity	$1,391.4	$81.6	$1,473.0

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. The new guidance is intended to simplify the accounting for intercompany asset transfers. The core principle requires an entity to immediately recognize the tax consequences of intercompany asset transfers. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the new ASU as of January 1, 2018. There was no impact on our consolidated financial statements and related disclosures as a result of adopting the ASU.

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (ASC 715) - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Consolidated Statements of Income impacts be applied retrospectively, while Balance Sheet changes be applied prospectively. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the new ASU as of January 1, 2018. As such, the Company revised operating income for the first quarter 2017 by $0.3 million, and reported this income in non operating income. There was no impact to net income or to the Balance Sheet or Statement of Cash Flows.

Recently issued accounting standards not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), plus a number of related statements designed to clarify and interpret Topic 842. The new standard will replace most existing lease guidance in U.S. GAAP. The core principle of the ASU is the requirement for lessees to report a right to use asset and a lease payment obligation on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting, and for lessors the guidance remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. However, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are in the process of evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASC 815) - Targeted Improvements to Accounting for Hedging Activities. The core principle is to simplify hedge accounting, as well as improve the financial reporting of hedging results, for both financial and commodity risks, in the financial statements and related disclosures. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim period after the issuance of the amendment, however, any adjustments should be made as of the beginning of the fiscal year in which the interim period occurred. The Company is currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The core principle is to reclassify the tax effects of items within accumulated other comprehensive income to retained earnings in order to reflect the adjustment of deferred taxes due to the Tax Cuts and Jobs Act enacted in December 2017. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim period for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

During 2018 and 2017 the Company acquired four businesses for an aggregate consideration of $127.3 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

January 26, 2018	Stock	Schröder	Breidenbach, Germany	FoodTech

Manufacturer of engineered processing and packaging solutions to the food industry.

July 31, 2017	Stock	PLF International Ltd.	Harwich (Sussex), England	FoodTech

Manufacturer of high speed powder filling systems for global food and beverage, and nutraceutical markets headquartered in Harwich (Essex), England.

July 3, 2017	Stock	Aircraft Maintenance Support Services, Ltd. (AMSS)	Cardiff, Wales	AeroTech

Manufacturer of military and commercial aviation equipment.

February 24, 2017	Stock	Avure Technologies, Inc.	Middletown, OH	FoodTech

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

The following presents the allocation of acquisition costs to the assets acquired and the liabilities assumed, based on their estimated values:

	PLF(1)	Avure(2)	Other (3)(1)	Total
(In millions)
Financial assets	$20.8	$4.3	$11.1	$36.2
Inventories	1.0	14.4	9.8	25.2
Property, plant and equipment	2.2	4.5	9.9	16.6
Other intangible assets(4)	17.9	20.8	9.7	48.4
Deferred taxes	(3.4)	(3.6)	(0.7)	(7.7)
Financial liabilities	(5.5)	(10.5)	(9.5)	(25.5)
Total identifiable net assets	$33.0	$29.9	$30.3	$93.2

Cash consideration paid	$46.1	$58.9	$32.6	$137.6
Holdback payments due to seller	5.5	—	1.9	7.4
Total consideration	51.6	58.9	34.5	145.0
Cash acquired	15.5	—	2.2	17.7
Net consideration	$36.1	$58.9	$32.3	$127.3

Goodwill	$18.6	$29.0	$4.2	$51.8

(1)
The purchase accounting for these acquisitions is preliminary. For PLF, AMSS and Schröder the valuation of certain working capital balances, intangibles, income tax balances and residual goodwill related to each is not complete. We are also currently assessing the amount of goodwill that we expect to be deductible for tax purposes. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended March 31, 2018 we had no measurement period adjustments.

(2)	The purchase accounting for this acquisition is final.

(3)	Other balances include AMSS and Schröder, which are preliminary, refer to Note (1).

(4)
The acquired definite-lived intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from five to fourteen years. The tradename intangible assets for Avure and PLF have been identified as indefinite-lived intangible assets and will be reviewed annually for impairment.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2017	$290.8	$11.0	$301.8
Acquisitions	1.8	—	1.8
Currency translation	1.9	0.2	2.1
Balance as of March 31, 2018	$294.5	$11.2	$305.7

Intangible assets consisted of the following:

	March 31, 2018		December 31, 2017
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$161.4	$36.8	$158.8	$33.5
Patents and acquired technology	95.6	33.7	92.1	32.1
Tradenames	20.6	9.7	20.0	9.5
Indefinite lived intangible assets	16.1	—	15.9	—
Other	14.6	9.7	14.5	9.4
Total intangible assets	$308.3	$89.9	$301.3	$84.5

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2018	December 31, 2017
Raw materials	$80.8	$72.6
Work in process	166.8	73.7
Finished goods	122.3	109.2
Gross inventories before LIFO reserves and valuation adjustments	369.9	255.5
LIFO reserves and valuation adjustments	(64.5)	(65.3)
Inventories, net	$305.4	$190.2

NOTE 5. PENSION

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits
	Three Months Ended March 31,
(In millions)	2018	2017
Service cost	$0.5	$0.4
Interest cost	2.7	2.7
Expected return on plan assets	(4.2)	(4.3)
Settlement charge	0.1	—
Amortization of net actuarial losses	1.6	1.3
Net periodic cost	$0.7	$0.1

We expect to contribute $15.3 million to our pension and other postretirement benefit plans in 2018. We contributed $2.0 million to our U.S. qualified pension plan during the three months ended March 31, 2018. The components of net periodic cost other than service cost are included in other (expense) income, net below operating income in our consolidated statements of income.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2018 and 2017 by component are shown in the following tables:

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2017	$(113.9)	$1.4	$(27.8)	$(140.3)
Other comprehensive income before reclassification	—	1.1	2.5	3.6
Amounts reclassified from accumulated other comprehensive income	1.4	—	—	1.4
Ending balance, March 31, 2018	$(112.5)	$2.5	$(25.3)	$(135.3)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2018 were $1.6 million of charges in other (expense) income, net below operating income net of $0.2 million in provision for income taxes.

	Pension and Other Postretirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Beginning balance, December 31, 2016	$(108.6)	$(0.1)	$(48.3)	$(157.0)
Other comprehensive income (loss) before reclassification	—	0.2	4.3	4.5
Amounts reclassified from accumulated other comprehensive income	0.8	0.2	—	1.0
Ending balance, March 31, 2017	$(107.8)	$0.3	$(44.0)	$(151.5)

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2017 were $1.3 million of charges in other (expense) income, net below operating income net of $0.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.4 million of charges in interest expense, net of $0.2 million in provision for income taxes.

NOTE 7. REVENUE RECOGNITION

We adopted Topic 606 Revenue from Contracts with Customers on January 1, 2018. As a result, we have changed our accounting policy for revenue recognition as detailed below.

Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties when JBT is acting in an agent capacity. We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer.

Performance Obligations & Contract Estimates

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation based on its respective stand-alone selling price and recognized as revenue when, or as, the performance obligation is satisfied. A large portion of our revenue across JBT is derived from manufactured equipment, which may be customized to meet customer specifications, or is standard or turnkey.

JBT FoodTech designs, manufactures and services technologically sophisticated food processing systems and customized solutions for the preparation of meat, seafood and poultry products, ready-to-eat meals, shelf stable packaged foods, bakery products, juice and dairy products, and fruit and vegetable products.

JBT AeroTech supplies customized solutions and services used for applications in the air transportation industry, including airport authorities, airlines, airfreight, ground handling companies, the military and defense contractors. We customize our equipment and services utilizing differentiated technology to meet the specific needs of our customers.

Our contracts with customers in both segments often include multiple performance obligations. For instance, a contract may include equipment, installation, optional warranties, periodic service calls, etc. We frequently have contracts for which the equipment and installation are considered a single performance obligation as in these instances the installation services are not separately identifiable. However, due to the varying nature of contracts across JBT, we also have contracts where the installation services are deemed to be separately identifiable and are therefore deemed to be a separate performance obligation.

When an obligation is distinct, as defined in Topic 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations. Contract price allocation among multiple obligations is based on standalone selling price of each distinct good or service in the contract. When not sold separately, an estimate of the standalone selling price is determined using cost plus a reasonable margin.

We have elected the practical expedient to not adjust the transaction price for significant financing component for contracts with duration of less than one year.

The timing of revenue for each performance obligation is either over time as control transfers or at a point in time. We recognize revenue over time for contracts that provide: service over a period of time, for refurbishments of customer-owned equipment, and for highly customized equipment for which we have a contractual, enforceable right to collect payment upon customer cancellation. Revenue generated from standard equipment, highly customized equipment contracts without an enforceable right to payment for performance completed to-date, as well as aftermarket parts sales, are recognized at a point in time.

We utilize the input method of “cost-to-cost” to recognize revenue over time. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events; including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors.

Revenue attributable to equipment measured at a point in time is recognized when our customers take control of the asset. We define this as the point in time in which we are able to objectively verify that the customer has the capability of full beneficial use of the asset as intended per the contract. Service revenue is recognized over time either proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement.

Within our AeroTech segment we also provide maintenance and repair expertise for baggage handling systems, facilities, gate systems, and ground support equipment. The timing of these contract billings is concurrent with the completion of the services, and therefore we have availed ourselves of the practical expedient that allows us to recognize revenue commensurate with the amount to which we have a right to invoice, which corresponds directly to the value to the customer of our performance completed to date.

Transaction price allocated to the remaining performance obligations

The majority of our contracts are completed within twelve months. We have elected the practical expedient to not disclose information about remaining performance obligations that have original expected durations of one year or less. For performance obligations that extend beyond one year, we had $206 million of remaining performance obligations as of March 31, 2018, 60% of which we expect to recognize as revenue in 2018 and the remainder in 2019.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	March 31, 2018
Type of Good or Service	FoodTech	AeroTech
Non-recurring (1)	180.6	62.5
Recurring (1)	$123.0	$43.1
Total	$303.6	$105.6

Geographical Region (2)
North America	$164.0	$83.8
Europe, Middle East and Africa	76.3	14.1
Asia Pacific	40.2	7.0
Latin America	23.1	0.7
Total	$303.6	$105.6

(1) Aftermarket parts and services and revenue from leasing contracts are considered recurring revenue. Non-recurring revenue is new equipment and installation.

(2) Geographical region represents the region in which the end customer resides.

Contract balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and advance payments (contract liabilities). Progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. Contract assets exist when revenue recognition occurs prior to billings. The contract assets are transferred to trade receivables when the right to payment becomes unconditional (i.e., when the amounts are billed to the customer and payment is due). These amounts are included in the trade receivables, net line item on the consolidated balance sheets. Conversely, we often receive payments from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.

We have elected the practical expedient to expense acquisition costs for contracts with duration of less than one year and therefore have not included any acquisition costs (primarily sales commissions) in contract assets.

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	March 31, 2018
	Contract assets	Contract liabilities
Balance at beginning of period	$39.1	$(109.6)
Change due to Topic 606 restatement	20.9	(113.1)
Net revenue recognized prior to billings/cash receipts in the period	10.1	(6.7)
Balance at end of period	$70.1	$(229.4)

Impacts on financial statements

The following tables summarize the impacts of adopting Topic 606 on the Company's consolidated financial statements for the quarter ended March 31, 2018.

Consolidated Statement of Income:

		Adjustments
	As reported	Due to	Balances without
	March 31, 2018	Topic 606	Adoption
Revenue	$409.2	$(50.5)	$334.5
Cost of sales	305.6	(37.5)	248.3
Gross profit	103.6	(13.0)	86.2
Income tax provision (benefit)	0.4	(3.3)	(4.0)
Net income	$1.2	$(9.7)	$(11.9)

Consolidated Balance Sheets:

		Adjustments
	As reported	Due to	Balances without
	March 31, 2018	Topic 606	Adoption
Trade receivables, net of allowance	287.6	33.6	321.2
Inventories	305.4	(75.9)	229.5
Other current assets	55.0	(7.8)	47.2
Deferred income taxes	14.4	(1.8)	12.6
Total Assets	$1,498.0	$(51.9)	$1,446.1

Accounts payable, trade and other	156.8	(2.2)	154.6
Advance and progress payments	245.3	(68.0)	177.3
Other current liabilities	132.7	(1.8)	130.9
Other liabilities	45.2	1.8	47.0
Retained earnings	303.4	18.3	321.7
Total Liabilities and stockholders' equity	$1,498.0	$(51.9)	$1,446.1

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Basic earnings per share:
Income from continuing operations	$1.6	$17.6
Weighted average number of shares outstanding	31.9	30.0
Basic earnings per share from continuing operations	$0.05	$0.59
Diluted earnings per share:
Income from continuing operations	$1.6	$17.6
Weighted average number of shares outstanding	31.9	30.0
Effect of dilutive securities:
Restricted stock	0.5	0.4
Total shares and dilutive securities	32.4	30.4
Diluted earnings per share from continuing operations	$0.05	$0.58

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2018				As of December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.4	$13.4	$—	$—	$13.1	$13.1	$—	$—
Derivatives	6.5	—	6.5	—	5.2	—	5.2	—
Total assets	$19.9	$13.4	$6.5	$—	$18.3	$13.1	$5.2	$—
Liabilities:
Derivatives	$8.7	$—	$8.7	$—	$5.5	$—	$5.5	$—
Total liabilities	$8.7	$—	$8.7	$—	$5.5	$—	$5.5	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Condensed Consolidated Balance Sheets. Investments include an unrealized loss of $0.1 million as of March 31, 2018 and unrealized gain of $0.5 million as of December 31, 2017.

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

The carrying values and the estimated fair values of our debt financial instruments are summarized in the table below:

	As of March 31, 2018		As of December 31, 2017
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires February 10, 2020	$266.9	$266.9	$230.5	$230.5
Term loan due February 10, 2020	148.1	148.1	150.0	150.0
Foreign credit facilities	1.3	1.3	2.7	2.7
Other	—	—	0.2	0.2

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
Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $195.2 million at March 31, 2018, represent guarantees of our future performance. We also have provided $6.1 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of March 31, 2018, the gross value of such arrangements was $7.4 million, of which our net exposure under such guarantees was $0.5 million.

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

	Three Months Ended March 31,
(In millions)	2018	2017
Balance at beginning of period	$14.5	$14.5
Expense for new warranties	3.4	2.5
Adjustments to existing accruals	(0.7)	0.4
Claims paid	(3.2)	(3.5)
Added through acquisition	0.2	1.7
Translation	0.1	0.1
Balance at end of period	$14.3	$15.7

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which had a notional value at March 31, 2018 of $510.1 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives included within the Condensed Consolidated Balance Sheets:

	As of March 31, 2018		As of December 31, 2017
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$3.7	$8.9	$3.3	$5.7

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

As of March 31, 2018 and December 31, 2017, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2018
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.5	$—	$6.5	$(2.5)	$4.0

(In millions)	As of March 31, 2018
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$8.7	$—	$8.7	$(2.5)	$6.2

(In millions)	As of December 31, 2017
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.2	$—	$5.2	$(1.3)	$3.9

(In millions)	As of December 31, 2017
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.5	$—	$5.5	$(1.3)	$4.2

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2018	2017
Foreign exchange contracts	Revenue	$(1.7)	$0.1
Foreign exchange contracts	Cost of sales	0.6	(0.1)
Foreign exchange contracts	Other expense (income), net	0.1	0.2
Total		(1.0)	0.2
Remeasurement of assets and liabilities in foreign currencies		0.1	(0.3)
Net loss on foreign currency transactions		$(0.9)	$(0.1)

Interest Rates: We have entered into three interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

At March 31, 2018, the fair value recorded in other assets on the Condensed Consolidated Balance Sheet was $3.5 million. The effective portion of these derivatives designated as cash flow hedges of $2.4 million has been reported in other comprehensive income (loss), net of tax, on the Condensed Consolidated Statement of Comprehensive Income.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of March 31, 2018.

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

NOTE 12. BUSINESS SEGMENT INFORMATION

Operating segments for the Company are determined based on information used by the chief operating decision maker (CODM) in deciding how to evaluate performance and allocate resources to each of the segments. JBT’s CODM is the Chief Executive Officer (CEO). While there are many measures the CEO reviews in this capacity, the key segment measures reviewed include operating profit, operating profit margin, and EBITDA.

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Revenue:
JBT FoodTech	$303.6	$241.6
JBT AeroTech	105.6	102.9
Total revenue	$409.2	$344.5

Income before income taxes
Segment operating profit:
JBT FoodTech	$21.5	$20.5
JBT AeroTech	7.9	9.6
Total segment operating profit	29.4	30.1
Corporate items:
Corporate expense(1)	(10.8)	(9.5)
Restructuring expense(2)	(12.7)	(0.4)
Operating income	5.9	20.2

Other (expense) income, net (3)	(0.2)	0.3
Net interest expense	(3.7)	(3.4)
Income from continuing operations before income taxes	$2.0	$17.1

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, pension and other postretirement benefit expenses not related to service, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)	Refer to Note 13. Restructuring for further information on restructuring expense.

(3)	Other (expense) income, net represents other components of net benefit costs other than service costs required to be presented outside of income from operations.

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

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total cost in connection with this plan was approximately $12.0 million. We completed this plan in the first quarter 2018, and in doing so released $1.7 million in remaining liability during the quarter. Approximately half of this release was related to amounts we no longer expect to pay in connection with this plan due to actual severance payments differing from original estimates and natural attrition of employees. The remainder was included in the restructuring liability balance recorded in the first quarter attributable to the 2018 restructuring plan as we do expect to incur these severance costs.

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million. We incurred no additional expense in the quarter, and have incurred $3.0 million to date. We expect to complete this plan by mid 2018.

In the first quarter of 2018, we implemented a restructuring program to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. In the first quarter we incurred $14.4 million in expense primarily associated with the FoodTech segment, $3.4 million related to consulting fees and $11.0 million in severance amounts incurred as a direct result of the 2018 plan. The total estimated cost in connection with this plan is approximately $50 million, of which we have recognized $14.4 million in the first quarter 2018, and the remainder we expect to recognize by mid 2019.

Restructuring expense is recorded in our condensed consolidated statements of income and is excluded from our calculation of segment operating profit.

Liability balances for restructuring activities are included in other current liabilities in the accompanying condensed consolidated balance sheets. The table below details the activities in 2018:

		Impact to Earnings
(In millions)	Balance as of December 31, 2017	Charged to Earnings	Release of Liability	Payments Made	Balance as of March 31, 2018
Severance and related expense	$3.2	$11.0	$(1.7)	$(0.8)	11.7
Other	—	3.4	—	(3.4)	—
Total	$3.2	$14.4	$(1.7)	$(4.2)	11.7

NOTE 14. INCOME TAXES

On December 22, 2017, Congress passed, and the President signed, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”  (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax Code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35.0 percent to 21.0 percent; (2) requiring companies to pay a one-time transitional tax on certain un-repatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income tax on dividends from foreign subsidiaries of U.S. corporations; (4) repealing the domestic production activity deduction; (5) providing for the full expensing of qualified property; (6) adding a  new provision designed to tax global intangible low-taxed income (“GILTI”);  (7) revising the limitation imposed on deductions for executive compensation paid by publicly-traded companies; (8) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be utilized; (9) creating a base erosion-anti-abuse tax (“BEAT”), a new minimum tax on payments made by certain U.S. corporations to related foreign parties; (10) imposing a new limitation on the deductibility of interest expense; (11) allowing for a deduction related to foreign-derived intangible income (“FDII”); and (12) changing the rules related to the uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017.

The SEC issued SAB 118 which provides guidance on how companies should account for the tax effects related to the Tax Act. According to SAB 118, companies should make a good faith effort to compute the impact of the Tax Act in a timely manner once the company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements under ASC 740, which should not extend beyond one year from the enactment date. However, in situations when the company’s accounting is incomplete, SAB 118 authorizes companies to record a reasonable provisional estimate of the tax impact resulting from the Tax Act.

For the period ended December 31, 2017, JBT reported a provisional estimate of the one-time deemed repatriation transition tax on previously untaxed and un-repatriated current and accumulated post-1986 foreign earnings of certain foreign subsidiaries, an adjustment to deferred tax assets related to future stock compensation deductions for amounts that it does not expect it will be able to deduct in the future, and an adjustment to re-measure deferred tax assets and deferred tax liabilities at the 21.0 percent US corporate tax rate. These provisional estimates were computed in accordance with SAB 118.

For the three months ended March 31, 2018, the Company is still collecting and analyzing the necessary information related to the transition tax and the remeasurement of deferred taxes due to the change in the federal tax rate. We will update our calculations as information becomes available with regard to the prior year tax return filings and as tax technical guidance is issued.  Therefore, the earnings and profits of foreign subsidiaries as well as other underlying calculations required to compute the transition tax did not change from what was previously reported for the period ending December 31, 2017.

The Tax Act requires the Company to analyze other impacted areas including the limitation on deducting executive compensation, net interest expense deductibility, GILTI, BEAT, FDII, and accelerated cost recovery of fixed assets. The annualized effective tax rate reflects the relevant provisions of the Tax Act. The Company will continue to analyze the tax effects of the new legislation during 2018 as more information is available and more technical guidance is issued at the federal and state level.

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

In 2017 we began implementation of our Elevate plan that was developed in 2016 to capitalize on the leadership position of our businesses and favorable macroecomonic trends. The Elevate plan is based on a four-pronged approach to deliver continued growth and margin expansion.

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

Non-GAAP Financial Measures

The results for the three months ended March 31, 2018 and 2017 include items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended March 31,
(In millions, except per share data)	2018	2017
Income from continuing operations as reported	$1.6	$17.6

Non-GAAP adjustments:
Restructuring expense	12.7	0.4
Impact on tax provision from Non-GAAP adjustments(1)	(3.2)	(0.1)
Adjusted income from continuing operations	$11.1	$17.9

Income from continuing operations as reported	$1.6	$17.6
Total shares and dilutive securities	32.4	30.4
Diluted earnings per share from continuing operations	$0.05	$0.58

Adjusted income from continuing operations	$11.1	$17.9
Total shares and dilutive securities	32.4	30.4
Adjusted diluted earnings per share from continuing operations	$0.34	$0.59

(1)    Impact on tax provision was calculated using the Company’s annual effective tax rate of 25.02% and 30.78% for March 31, 2018 and 2017, respectively.

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

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2018	2017
Net income	$1.2	$17.4
Loss from discontinued operations, net of taxes	(0.4)	(0.2)
Income from continuing operations as reported	1.6	17.6
Provision for income taxes	0.4	(0.5)
Net interest expense	3.7	3.4
Depreciation and amortization	13.7	12.2
EBITDA	19.4	32.7

Restructuring expense	12.7	0.4
Adjusted EBITDA	$32.1	$33.1

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/%
Revenue	$409.2	$344.5	$64.7
Cost of sales	305.6	246.9	(58.7)
Gross profit	103.6	97.6	6.0
Gross profit %	25.3%	28.3%	(3.0)%
Selling, general and administrative expense	76.9	70.8	(6.1)
Research and development expense	7.9	6.3	(1.6)
Restructuring expense	12.7	0.4	(12.3)
Other (income) expense, net	0.2	(0.1)	(0.3)
Operating income	5.9	20.2	(14.3)
Operating income %	1.4%	5.9%	(4.4)%
Other (expense) income, net	(0.2)	0.3	(0.5)
Interest expense, net	(3.7)	(3.4)	(0.3)
Income from continuing operations before income taxes	2.0	17.1	(15.1)
Provision for income taxes	0.4	(0.5)	(0.9)
Income from continuing operations	1.6	17.6	(16.0)
Loss from discontinued operations, net	$(0.4)	$(0.2)	$(0.2)
Net income	1.2	17.4	(16.2)

Total revenue for the three months ended March 31, 2018 increased $64.7 million. This is a 19% increase from the first quarter of 2017, with a 3% decline in organic revenues, a 3% gain from acquisitions, a 4% foreign exchange benefit, and a 15% gain from the new revenue recognition standard.

Operating income margin was 1.4% for the three months ended March 31, 2018 compared to 5.9% in the same period in 2017, a decrease of 4.4%, as a result of the following items:

•
Gross profit margin decreased 3.0% to 25.3% compared to 28.3% in the same period last year. This decrease was the result of higher installation costs from execution of projects, weaker product mix and some locational operational inefficiencies that had an outsized effect on the seasonally low first quarter. The profit margin erosion was offset by higher overall volumes to generate higher gross profit dollars.

•
Selling, general and administrative expense increased in dollars but declined as a percentage of revenue due to the increased revenue resulting from the new revenue recognition rules. Absent this revenue increase, SG&A as a percent of revenues increased as a result of higher SG&A expenses of our recently acquired companies.

•
Research and development expense has increased as we continue to invest in Elevate new product development initiatives. As a percent of revenue (excluding impact of the new revenue recognition rules), these expenses have increased to 2.2% compared to 1.8% in the same period last year as R&D expenses increased at a faster pace.

•
Restructuring expense increased $12.3 million. In the current quarter we recorded restructuring expense of $12.7 million in connection with our 2018 restructuring plan to realign portions of JBT businesses across the globe and improve processes.

•	Other (income) expense, net decreased by $0.3 million due to higher acquisition costs in the quarter.

•	Currency translation did not have a significant impact on our operating income comparative results.

Other (expense) income, net increased from a benefit of $0.3 million in 2017 to expense of $0.2 million as of the first quarter 2018. This is driven by the reclassification of actuarial losses related to our pension plans from other comprehensive income in the period.

Interest expense, net increased $0.3 million primarily due to increased interest rates.

Income tax expense for the three months ended March 31, 2018 reflected an expected effective income tax rate of approximately 25.02%, compared to 30.78% in the same period in 2017.

Impact of Revenue Recognition Rules

Under the new standard, revenue recognition for many areas of JBT’s business remains substantially unchanged; including revenue earned from airport services, maintenance and other service agreements, lease agreements and most of our standard equipment and parts. The costs of our revenue do not change as a result of the new standard. This standard does not change our customer billing or cash flows. However, we have determined that in certain contracts, we will qualify for over time recognition for our manufactured equipment that is highly engineered to unique customer specifications. In addition, due to the nature of our equipment and installation services we will combine these into one performance obligation. Under Topic 606, revenue recognized for contracts that meet certain criteria will result in revenue being recognized as the equipment is being manufactured which is an acceleration of revenue as compared to our legacy revenue recognition methodology of recognizing revenue, when shipped to the customer. This conclusion, specific to equipment contracts for which the equipment is highly engineered to unique customer specifications, is dependent on whether our contract with the customer provides us, upon customer cancellation, with an enforceable right to payment for performance completed to date. Where the contract does not provide us with an enforceable right to payment for performance completed to-date, revenue will be recognized at a point in time, usually upon completion of the installation of the equipment. Therefore, some revenue will be recognized at a later date than compared to our legacy revenue recognition methodology. This impacts both equipment contracts with installation that qualify as one performance obligation, and that were previously recognized upon shipment, as well as certain equipment contracts for which revenue was recognized under percentage of completion accounting under legacy GAAP.
During the first quarter, reported revenues were boosted by the adoption of Topic 606 by approximately $50 million. One third of this reflects an acceleration of revenue into Q1 as we are recognizing revenue over time on projects that had not shipped by the end of the quarter. Two thirds of this amount reflects revenue reported for contracts where installation was completed this quarter, but that were previously recognized under legacy GAAP during 2017 when the equipment was shipped. These amounts are not considered as part of our organic growth in revenues.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$
Revenue:
JBT FoodTech	$303.6	$241.6	$62.0
JBT AeroTech	105.6	102.9	2.7
Total revenue	$409.2	$344.5	$64.7

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$21.5	$20.5	$1.0
JBT FoodTech segment operating profit %	7.1%	8.5%	(1.4)%
JBT AeroTech	7.9	9.6	(1.7)
JBT AeroTech segment operating profit %	7.5%	9.3%	(1.8)%
Total segment operating profit	29.4	30.1	(0.7)
Total segment operating profit %	7.2%	8.7%	(1.6)%
Corporate items:
Corporate expense	(10.8)	(9.5)	(1.3)
Restructuring expense	(12.7)	(0.4)	(12.3)
Operating income	$5.9	$20.2	$(14.3)
Operating income %	1.4%	5.9%	(4.4)%

Inbound orders: (3)
JBT FoodTech	$320.7	$317.9
JBT AeroTech	121.3	86.3
Intercompany eliminations/other	—	0.1
Total inbound orders	$442.0	$404.3

(1)	Refer to Note 12. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

(3)	Inbound orders are not impacted by the adoption of Topic 606.

JBT FoodTech

FoodTech revenue increased $62.0 million in the first quarter of 2018 compared to the first quarter of 2017. This is a 26% increase from the first quarter of 2017, with a 4% decline in organic revenues, a 3% gain from acquisitions, a 5% foreign exchange benefit, and a 22% gain from the new revenue recognition standard.
FoodTech operating profit increased $1.0 million in first quarter of 2018 compared to the first quarter of 2017. Operating profit margins declined more than 1.0% driven by a decline in organic revenue, and as leverage over other operating expense is diminished. The decline in profitability reflects 3.3% in FoodTech gross profit margin erosion; equivalent to $14 million. These are the result of higher costs from execution of larger projects, along with unabsorbed costs from lower volumes. The profit margin erosion was offset by higher overall volumes to generate higher gross profit dollars. However, the higher profits did not flow through to operating income due to higher spending in selling, general and administrative costs and research and development costs.

Currency translation did not have a significant impact on our operating profit comparative results for FoodTech.

JBT AeroTech

AeroTech revenue increased $2.7 million in the first quarter of 2018 compared to the first quarter of 2017. This is a 3% increase from the first quarter of 2017, driven primarily by a 3% gain from acquisitions. Foreign exchange had a 1% benefit, offset by a decline due to the new revenue recognition standard where, under legacy GAAP, we would have recognized an additional 1% of revenues in the first quarter 2018. Our revenues were positively impacted by mobile equipment and airport services revenue growth exceeding 10% for the quarter, offset by a decline in fixed equipment revenue.

AeroTech operating profit declined $1.7 million in the first quarter of 2018 compared to the first quarter of 2017. This is primarily due to higher SG&A spending in 2018, including the incremental SG&A from acquisitions.
Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense increased $1.3 million during the three months ended March 31, 2018, compared to the same period in 2017, and declined as a percent of sales from 2.8% in the prior year compared to 2.6% in 2018.

Restructuring

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total cost in connection with this plan was approximately $12.0 million. We completed this plan in the first quarter 2018, and in doing so released $1.7 million in remaining liability during the quarter. Approximately half of this release was related to amounts we no longer expect to pay in connection with this plan due to actual severance payments differing from original estimates and natural attrition of employees. The remainder was included in the liability balance recorded in the first quarter attributable to the 2018 restructuring plan as we do expect to incur these severance costs.

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million. We incurred no additional expense in the quarter, and have incurred $3.0 million to date. We expect to complete this plan by mid 2018.

In the first quarter of 2018, we implemented a restructuring program to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. In the first quarter we incurred $14.4 million in expense primarily associated with the FoodTech segment, $3.4 million related to consulting fees and $11.0 million in severance amounts incurred as a direct result of the 2018 plan. The total estimated cost in connection with this plan is approximately $50 million, of which we have recognized $14.4 million in the first quarter 2018, and the remainder we expect to recognize by mid 2019.

The cumulative cost savings through March 31, 2018 for both the 2016 and the acquired restructuring plans are $8.2 million. The amount and timing of these cost savings were generally consistent with our expectations. A portion of the $8 million in savings was used to fund our JBT Elevate growth initiatives. For the 2018 program, we expect to realize annual savings of approximately $45 million in 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of March 31, 2018, or cash plus borrowing capacity under our credit facilities was $292.9 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of March 31, 2018, we had $30.6 million of cash and cash equivalents, $25.6 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign locations. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (“IRS”) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. As of March 31, 2018 there were no amounts outstanding subject to this IRS guidance. During 2018, any such loan will be outstanding for less than 30 days, and all such loans will be outstanding for less than 60 days in the aggregate. The U.S. parent may use the proceeds of these intercompany loans to reduce outstanding borrowings under our five-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the three months ended March 31, 2018 and 2017 were as follows:

(In millions)	2018	2017
Cash provided by continuing operating activities	$(4.1)	$24.0
Cash required by investing activities	(29.0)	(68.4)
Cash provided by financing activities	29.9	53.5
Net cash required by discontinued operations	(0.6)	(0.2)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	0.8
Increase (decrease) in cash and cash equivalents	$(3.4)	$9.7

Cash required by continuing operating activities during the three months ended March 31, 2018 was $4.1 million, representing a $28.1 million decrease compared to the same period in 2017. The decrease was driven primarily by lower net income, increase in contract assets, and a decline in advanced payments. These were partially offset by a decrease in inventory spend year over year.

Cash required by investing activities during the three months ended March 31, 2018 was $29.0 million, a decrease of $39.4 million compared to the same period in 2017, due primarily to decreased acquisition spending in the three months ended March 31, 2018 compared to the three months ended March 30, 2017 as we acquired Avure in February 2017.

Cash provided by financing activities during the three months ended March 31, 2018 was $29.9 million, a decrease of $23.6 million compared to the same period in 2017. On March 6, 2017 we issued 2.3 million shares of common stock which resulted in net proceeds of $184.1 million. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes. There has been no such activity during the three months ended March 31, 2018.

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

As of March 31, 2018 we had $148.1 million outstanding under the term loan within the credit facility, $266.9 million drawn on and $333.1 million of availability under the revolving credit facility. Our ability to use this availability is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of March 31, 2018, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of March 31, 2018, some of our debt was effectively fixed rate debt while approximately $190 million, or 46%, was subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2018. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. We have concluded that, as of March 31, 2018, our disclosure controls and procedures were:

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

In 2017, the Company established new internal controls related to our accounting policies and procedures as part of our adoption of the new revenue recognition standard. These internal controls included providing global training to our finance team and holding regular meetings with management to review and approve key decisions. Beginning January 2018, we have implemented new internal controls to address risks associated with applying the new standard, including risks related to judgments made to determine the estimates to complete for contracts recognized over time.

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
John Bean Technologies Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries (the Company) as of March 31, 2018, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information).
Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
This consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ KPMG LLP

Chicago, IL
May 4, 2018

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended March 31, 2018.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2017, except as described below.

The risk factor under the caption “Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import” in our Annual Report on Form 10-K for the year ended December 31, 2017 is updated and replaced in its entirety with the following:
Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact or business.
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
Moreover, these new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2018:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1, 2018 through January 31, 2018	—	$—	—	$20.7
February 1, 2018 through February 28, 2018	—	—	—	20.7
March 1, 2018 through March 31, 2018	—	—	—	20.7
	—	$—	—	$20.7

(1)
Shares repurchased under a share repurchase program for up to $30 million of our common stock authorized in 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Number in Exhibit Table	Description
3.1*	Certificate of Elimination of Series A Preferred Stock.

4.1
Amendment No. 1 to rights Agreement, dated as of April 24, 2018, by and between John Bean Technologies Corporation and Computershare Trust Company, N.A., as successor rights agent to National City Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on form 8-K filed on April 27, 2018).

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

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ MEGAN J. RATTIGAN
Megan J. Rattigan
Vice President, Controller and duly authorized officer
(Principal Accounting Officer)
Date: May 4, 2018