Form 10-Q/A
period 2018-03-31
John Bean Technologies CORP
filed 2018-05-15
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A (“Amendment No. 1”) is being filed solely to correct a tabulation error. Specifically, the "Balances without Adoption" amounts within “Note 7 - Revenue Recognition,” the first table appearing on page 15 entitled “Impacts on Financial Statements, Consolidated Statement of Income”, have been revised to correct the tabulation error.

For the convenience of the reader, this Amendment No. 1 sets forth the original Form 10-Q in its entirety; however, this Amendment No. 1 amends and restates only the disclosure set forth under “Note 7 - Revenue Recognition.”

In addition, Item 6 of Part II has been amended to include currently-dated certifications from our Chief Executive Officer and Chief Financial Officer. No other changes have been made to the Quarterly Report on Form 10-Q for the period ended March 31, 2018, originally filed with the U.S. Securities and Exchange Commission on May 4, 2018.

This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing of the original Form 10-Q.

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

	March 31, 2018
Type of Good or Service	FoodTech	AeroTech
Non-recurring (1)	$180.6	$62.5
Recurring (1)	123.0	43.1
Total	$303.6	$105.6

Geographical Region (2)
North America	$164.0	$83.8
Europe, Middle East and Africa	76.3	14.1
Asia Pacific	40.2	7.0
Latin America	23.1	0.7
Total	$303.6	$105.6

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

Consolidated Statement of Income:

		Adjustments
	As reported	Due to	Balances without
	March 31, 2018	Topic 606	Adoption
Revenue	$409.2	$(50.5)	$358.7
Cost of sales	305.6	(37.5)	268.1
Gross profit	103.6	(13.0)	90.6
Income tax provision (benefit)	0.4	(3.3)	(2.9)
Net income	$1.2	$(9.7)	$(8.5)

Consolidated Balance Sheets:

		Adjustments
	As reported	Due to	Balances without
	March 31, 2018	Topic 606	Adoption
Trade receivables, net of allowance	287.6	33.6	321.2
Inventories	305.4	(75.9)	229.5
Other current assets	55.0	(7.8)	47.2
Deferred income taxes	14.4	(1.8)	12.6
Total Assets	$1,498.0	$(51.9)	$1,446.1

Accounts payable, trade and other	156.8	(2.2)	154.6
Advance and progress payments	245.3	(68.0)	177.3
Other current liabilities	132.7	(1.8)	130.9
Other liabilities	45.2	1.8	47.0
Retained earnings	303.4	18.3	321.7
Total Liabilities and stockholders' equity	$1,498.0	$(51.9)	$1,446.1

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/%
Revenue	$409.2	$344.5	$64.7
Cost of sales	305.6	246.9	(58.7)
Gross profit	103.6	97.6	6.0
Gross profit %	25.3%	28.3%	(3.0)%
Selling, general and administrative expense	76.9	70.8	(6.1)
Research and development expense	7.9	6.3	(1.6)
Restructuring expense	12.7	0.4	(12.3)
Other (income) expense, net	0.2	(0.1)	(0.3)
Operating income	5.9	20.2	(14.3)
Operating income %	1.4%	5.9%	(4.4)%
Other (expense) income, net	(0.2)	0.3	(0.5)
Interest expense, net	(3.7)	(3.4)	(0.3)
Income from continuing operations before income taxes	2.0	17.1	(15.1)
Provision for income taxes	0.4	(0.5)	(0.9)
Income from continuing operations	1.6	17.6	(16.0)
Loss from discontinued operations, net	(0.4)	(0.2)	(0.2)
Net income	$1.2	$17.4	$(16.2)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Number in Exhibit Table	Description
3.1* *	Certificate of Elimination of Series A Preferred Stock.

4.1
Amendment No. 1 to rights Agreement, dated as of April 24, 2018, by and between John Bean Technologies Corporation and Computershare Trust Company, N.A., as successor rights agent to National City Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on form 8-K filed on April 27, 2018).

15* *	Letter re: Unaudited interim financial information.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

*	Filed herewith.
* *	Filed as an exhibit to the original Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ MEGAN J. RATTIGAN
Megan J. Rattigan
Vice President, Controller and duly authorized officer
(Principal Accounting Officer)
Date: May 15, 2018