Form 10-Q
period 2018-06-30
John Bean Technologies CORP
filed 2018-07-30
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2018
Common Stock, par value $0.01 per share	31,605,218

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenue	$491.3	$386.1	$900.5	$730.6
Operating expenses:
Cost of sales	351.0	271.3	656.6	518.2
Selling, general and administrative expense	81.5	77.3	158.4	148.1
Research and development expense	7.1	6.4	15.0	12.7
Restructuring expense	8.5	0.6	21.2	1.0
Other expense, net	1.0	1.1	1.2	1.0
Operating income	42.2	29.4	48.1	49.6
Other (expense) income, net	(0.4)	0.3	(0.6)	0.6
Interest expense, net	(3.4)	(3.3)	(7.1)	(6.7)
Income from continuing operations before income taxes	38.4	26.4	40.4	43.5
Provision for income taxes	4.9	8.1	5.3	7.6
Income from continuing operations	33.5	18.3	35.1	35.9
Gain (loss) from discontinued operations, net of taxes	0.1	(0.4)	(0.3)	(0.6)
Net income	$33.6	$17.9	$34.8	$35.3

Basic earnings per share:
Income from continuing operations	$1.05	$0.57	$1.10	$1.16
Loss from discontinued operations	—	(0.01)	(0.01)	(0.02)
Net income	$1.05	$0.56	$1.09	$1.14
Diluted earnings per share:
Income from continuing operations	$1.04	$0.57	$1.09	$1.14
Loss from discontinued operations	—	(0.01)	(0.01)	(0.02)
Net income	$1.04	$0.56	$1.08	$1.12
Cash dividends declared per share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income	$33.6	$17.9	$34.8	$35.3
Other comprehensive (loss) income, net of income taxes
Foreign currency translation adjustments	(20.3)	8.7	(17.8)	13.0
Pension and other postretirement benefits adjustments, net of tax of ($0.5) and ($0.8) for 2018, and ($0.5) and ($0.9) for 2017, respectively	1.4	0.8	2.8	1.6
Derivatives designated as hedges, net of tax of ($0.1) and ($0.5) for 2018, and $0.1 and ($0.2) for 2017, respectively	0.4	(0.1)	1.5	0.3
Other comprehensive (loss) income	(18.5)	9.4	(13.5)	14.9
Comprehensive income	$15.1	$27.3	$21.3	$50.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$36.3	$34.0
Trade receivables, net of allowances of $3.6 and $3.2, respectively	318.7	316.4
Inventories	270.5	190.2
Other current assets	59.7	48.0
Total current assets	685.2	588.6
Property, plant and equipment, net of accumulated depreciation of $276.1 and $273.3, respectively	234.8	233.0
Goodwill	299.9	301.8
Intangible assets, net	209.0	216.8
Deferred income taxes	13.4	13.1
Other assets	36.8	38.1
Total Assets	$1,479.1	$1,391.4

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$0.1	$10.5
Accounts payable, trade and other	162.1	157.1
Advance and progress payments	206.9	127.6
Other current liabilities	147.0	146.2
Total current liabilities	516.1	441.4
Long-term debt, less current portion	437.2	372.7
Accrued pension and other postretirement benefits, less current portion	71.5	85.9
Other liabilities	43.7	49.5
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2018: 31,741,607 issued and 31,605,218 outstanding and December 31, 2017: 31,623,079 issued and 31,577,182 outstanding	0.3	0.3
Common stock held in treasury, at cost; June 30, 2018: 136,389 shares and December 31, 2017: 45,897 shares	(12.0)	(4.0)
Additional paid-in capital	242.3	252.2
Retained earnings	333.8	333.7
Accumulated other comprehensive loss	(153.8)	(140.3)
Total stockholders' equity	410.6	441.9
Total Liabilities and Stockholders' Equity	$1,479.1	$1,391.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Cash flows provided by operating activities:
Net income	$34.8	$35.3
Loss from discontinued operations, net	0.3	0.6
Income from continuing operations	35.1	35.9
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	27.8	25.1
Stock-based compensation	4.7	4.3
Other	(4.9)	1.8
Changes in operating assets and liabilities:
Trade receivables - billed, net	(17.2)	(1.8)
Contract assets	(6.5)	(11.4)
Inventories	(47.2)	(39.9)
Accounts payable, trade and other	9.2	(4.0)
Advance and progress payments	55.5	10.6
Accrued pension and other postretirement benefits, net	(10.6)	(1.6)
Other assets and liabilities, net	(30.8)	(17.0)
Cash provided by continuing operating activities	15.1	2.0
Cash required by discontinued operating activities	(0.6)	(0.6)
Cash provided by operating activities	14.5	1.4

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(18.8)	(62.1)
Capital expenditures	(18.7)	(17.5)
Proceeds from disposal of assets	1.2	1.1
Cash required by investing activities	(36.3)	(78.5)

Cash flows provided by financing activities:
Net payments on short-term debt	—	(1.0)
Proceeds from short-term foreign credit facilities	—	2.5
Payments of short-term foreign credit facilities	(2.9)	(3.4)
Payments in connection with modification of credit facilities	(468.6)	—
Net proceeds (payments) from domestic credit facilities	526.6	(96.4)
Repayment of long-term debt	—	(0.9)
Proceeds from stock issuance, net of stock issuance costs	—	184.1
Settlement of taxes withheld on equity compensation awards	(10.6)	(9.5)
Purchase of treasury stock	(12.0)	—
Dividends	(6.6)	(6.4)
Cash provided by financing activities	25.9	69.0

Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	1.2

Increase (decrease) in cash and cash equivalents	2.3	(6.9)
Cash and cash equivalents, beginning of period	34.0	33.2
Cash and cash equivalents, end of period	$36.3	$26.3

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

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the JBT Annual Report on Form 10-K for the year ended December 31, 2017, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet (the “Balance Sheet”) was derived from audited financial statements.

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

Recently adopted accounting standards
Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), plus a number of related ASU’s designed to clarify and interpret ASC 606. The new standard replaced most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires revenue recognition based upon newly defined criteria, either at a point in time or over time as control of goods or services is transferred. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard became effective for us as of January 1, 2018 and was adopted on a modified-retrospective basis.

Upon adoption of the new standard we have availed ourselves of certain practical expedients and elected certain accounting policies as allowed per ASC 606:

•	Acquisition costs are expensed and not capitalized to contract assets for contracts with duration of less than one year.

•	We do not disclose information about remaining performance obligations that have original expected durations of one year or less.

•	We do not adjust the transaction price for significant financing component for contracts with duration of less than one year.

•	Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

•
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in millions):

	As Reported		As Restated
	December 31, 2017	Adjustments due to ASC 606	January 1, 2018
Trade receivables, net of allowance	$316.4	$(31.3)	$285.1
Inventories	190.2	103.6	293.8
Other current assets	48.0	7.0	55.0
Deferred income taxes	$13.1	2.3	$15.4
Total Assets	$1,391.4	$81.6	$1,473.0

Advance and progress payments	127.6	113.1	240.7
Other current liabilities	96.4	(2.3)	94.1
Other long-term liabilities	49.5	(1.2)	48.3
Retained earnings	333.7	(28.0)	305.7
Total Liabilities and Stockholders' Equity	$1,391.4	$81.6	$1,473.0

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits ("ASC 715") - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Consolidated Statements of Income impacts be applied retrospectively, while Balance Sheet changes be applied prospectively. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the new ASU as of January 1, 2018. As such, the Company revised operating income for the three and six months ended June 30, 2017 by $0.3 million and $0.6 million, respectively, and reported this income in non operating income. There was no impact to net income or to the Balance Sheet or Statement of Cash Flows.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging ("ASC 815") - Targeted Improvements to Accounting for Hedging Activities. The core principle is to simplify hedge accounting, as well as improve the financial reporting of hedging results, for both financial and commodity risks, in the financial statements and related disclosures. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim period after the issuance of the amendment, however, any adjustments should be made as of the beginning of the fiscal year in which the interim period occurred. The Company adopted ASU 2017-12 in June 2018 under a modified retrospective approach for hedge accounting treatment, and under a prospective approach for the amended disclosure requirements. Adoption of this ASU, which resulted in the following primary changes, did not have a material impact on the Company's financial condition, results of operations, or cash flows.

•
The ineffective hedging portion of derivatives designated as hedging instruments is no longer required to be separately measured, recognized or reported. The entire change in the fair value of the designated hedging instrument is recorded in accumulated other comprehensive income;

•
The Company will perform ongoing prospective and retrospective hedge ineffectiveness assessments qualitatively after performing the initial test of hedge effectiveness on a quantitative basis, and only to the extent that an expectation of high effectiveness can be supported on a qualitative basis in subsequent periods;

•
For derivatives with components excluded from the assessment of hedge effectiveness, the accumulated gains or losses recorded in accumulated other comprehensive income on such excluded components in a qualifying cash flow or net investment hedging relationship are reclassified to earnings on a systematic and rational basis over the hedge term.

The SEC issued SAB 118 which provides guidance on how companies should account for the tax effects related to the The Tax Cuts and Jobs Act (the "Tax Act"). According to SAB 118, companies should make a good faith effort to compute the impact of the Tax Act in a timely manner once the company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements under ASC 740, Income Taxes, which should not extend beyond one year from the enactment date. However, in situations when the company’s accounting is incomplete, SAB 118 authorizes companies to record a reasonable provisional estimate of the tax impact resulting from the Tax Act. Refer to Note 15. Income Taxes, for further discussion.

Recently issued accounting standards not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASC 842"), plus a number of related statements designed to clarify and interpret Topic 842. The new standard will replace most existing lease guidance in U.S. GAAP. The core principle of the ASU is the requirement for lessees to report a right to use asset and a lease payment obligation on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting, and for lessors the guidance remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. However, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are in the process of evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income ("ASC 220"): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The core principle is to reclassify the tax effects of items within accumulated other comprehensive income to retained earnings in order to reflect the adjustment of deferred taxes due to the Tax Cuts and Jobs Act enacted in December 2017. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim period for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

During 2018 and 2017 the Company acquired four businesses for an aggregate consideration of $127.3 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

January 26, 2018	Stock	Schröder	Breidenbach, Germany	FoodTech

Manufacturer of engineered processing solutions to the food industry.

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

The following presents the allocation of acquisition costs to the assets acquired and the liabilities assumed, based on their estimated values:

	PLF(2)	Avure(2)	Other (1)	Total
(In millions)
Financial assets	$20.8	$4.3	$10.6	$35.7
Inventories	1.0	14.4	10.2	25.6
Property, plant and equipment	2.2	4.5	9.9	16.6
Other intangible assets (3)	17.9	20.8	9.7	48.4
Deferred taxes	(3.5)	(3.6)	(0.9)	(8.0)
Financial liabilities	(5.5)	(10.5)	(9.6)	(25.6)
Total identifiable net assets	$32.9	$29.9	$29.9	$92.7

Cash consideration paid	$46.1	$58.9	$32.6	$137.6
Holdback payments due to seller	5.5	—	1.9	7.4
Total consideration	51.6	58.9	34.5	145.0
Cash acquired	$15.5	$—	$2.2	$17.7
Net consideration	36.1	58.9	32.3	127.3

Goodwill	$18.7	$29.0	$4.6	$52.3

(1)
Other balances include AMSS and Schröder. The purchase accounting for AMSS is now final with tax adjustments recorded as a measurement period adjustment during the three months ended June 30, 2018. The purchase accounting for Schröder is preliminary as valuation of certain working capital balances, intangibles, and residual goodwill related to each is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended June 30, 2018 we had no significant measurement period adjustments for Schröder.

(2)	The purchase accounting for these acquisitions is final. During the quarter ended June 30, 2018 we had no significant measurement period adjustments for PLF.

(3)
The acquired definite-lived intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from five to fourteen years. The tradename intangible assets for Avure and PLF have been identified as indefinite-lived intangible assets and will be reviewed annually for impairment.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2017	$290.8	$11.0	$301.8
Acquisitions	1.5	0.3	1.8
Currency translation	(3.4)	(0.3)	(3.7)
Balance as of June 30, 2018	$288.9	$11.0	$299.9

Intangible assets consisted of the following:

	June 30, 2018		December 31, 2017
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$159.4	$39.3	$158.8	$33.5
Patents and acquired technology	92.7	26.5	92.1	32.1
Tradenames	20.0	17.5	20.0	9.5
Indefinite lived intangible assets	15.8	—	15.9	—
Other	14.5	10.1	14.5	9.4
Total intangible assets	$302.4	$93.4	$301.3	$84.5

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2018	December 31, 2017
Raw materials	$84.5	$72.6
Work in process	129.2	73.7
Finished goods	121.3	109.2
Gross inventories before LIFO reserves and valuation adjustments	335.0	255.5
LIFO reserves and valuation adjustments	(64.5)	(65.3)
Inventories, net	$270.5	$190.2

NOTE 5. PENSION

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Service cost	$0.5	$0.4	$1.0	$0.8
Interest cost	2.7	2.7	5.4	5.4
Expected return on plan assets	(4.3)	(4.3)	(8.5)	(8.6)
Settlement charge	0.3	—	0.4	—
Amortization of net actuarial losses	1.7	1.3	3.3	2.6
Net periodic cost	$0.9	$0.1	$1.6	$0.2

We expect to contribute $15.3 million to our pension and other postretirement benefit plans in 2018, $12.0 million of which would be contributed to our U.S. qualified pension plan. We contributed $8.0 million to our U.S. qualified pension plan during the six months ended June 30, 2018. The components of net periodic cost other than service cost are included in other (expense) income, net below operating income in our consolidated statements of income.

NOTE 6. DEBT

On June 19, 2018, the Company and its wholly owned subsidiary John Bean Technologies Europe B.V. (the “Dutch Borrower” and together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion revolving credit facility that matures in June 2023. The borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness under an existing credit agreement. This credit facility permits borrowings in the U.S. and in The Netherlands. Revolving loans under the credit facility bear interest, at our option, at LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 35.0 basis points dependent on our leverage ratio. The Credit Agreement contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of June 30, 2018 we had $441.1 million drawn under the revolving credit facility.

The Borrowers’ obligations under the Credit Agreement are guaranteed by six of the Company’s domestic subsidiaries, and the Dutch Borrower’s obligations under the Credit Agreement will be guaranteed by two of the Company’s Dutch subsidiaries (collectively, the “Subsidiary Guarantors”). The Company also guaranteed the obligations of the Dutch Borrower under the Credit Agreement. The Borrowers’ obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the tangible and intangible personal property of the Borrowers and the domestic Subsidiary Guarantors and a pledge of the capital stock of each existing or subsequently acquired or organized domestic Subsidiary Guarantor. The Dutch Borrower’s obligations under the Credit Agreement will be secured by a pledge of the Dutch Borrower’s equity interests held by the Company, a pledge of the equity interests of the Dutch Borrower’s Dutch subsidiaries and a pledge of any future material foreign subsidiaries held directly by a U.S. entity (in each case, limited to 65% of the voting stock and 100% of the non-voting stock of any such foreign subsidiary).
NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2018 and 2017 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, March 31, 2018	$(112.5)	$2.5	$(25.3)	$(135.3)
Other comprehensive income before reclassification	—	0.5	(20.3)	(19.8)
Amounts reclassified from accumulated other comprehensive income	1.4	(0.1)	—	1.3
Ending balance, June 30, 2018	$(111.1)	$2.9	$(45.6)	$(153.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2018 were $2.0 million of charges in other (expense) income, net below operating income net of $0.6 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $(0.2) million of charges in interest expense, net of $0.1 million in provision for income taxes.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, March 31, 2017	$(107.8)	$0.3	$(44.0)	$(151.5)
Other comprehensive income (loss) before reclassification	—	(0.3)	8.7	8.4
Amounts reclassified from accumulated other comprehensive income	0.8	0.2	—	1.0
Ending balance, June 30, 2017	$(107.0)	$0.2	$(35.3)	$(142.1)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2017 were $1.3 million of charges in other (expense) income, net below operating income net of $0.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.3 million of charges in interest expense, net of $0.1 million in provision for income taxes.

Changes in the AOCI balances for the six months ended June 30, 2018 and 2017 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2017	$(113.9)	$1.4	$(27.8)	$(140.3)
Other comprehensive income (loss) before reclassification	—	1.6	(17.8)	(16.2)
Amounts reclassified from accumulated other comprehensive income	2.8	(0.1)	—	2.7
Ending balance, June 30, 2018	$(111.1)	$2.9	$(45.6)	$(153.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2018 were $3.6 million of charges in other (expense) income, net below operating income net of $0.8 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $(0.2) million of charges in interest expense, net of $0.1 million in provision for income taxes.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2016	$(108.6)	$(0.1)	$(48.3)	$(157.0)
Other comprehensive income (loss) before reclassification	—	(0.1)	13.0	12.9
Amounts reclassified from accumulated other comprehensive income	1.6	0.4	—	2.0
Ending balance, Ending balance, June 30, 2017	$(107.0)	$0.2	$(35.3)	$(142.1)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2017 were $2.6 million of charges in other (expense) income, net below operating income net of $1.0 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.7 million of charges in interest expense, net of $0.3 million in provision for income taxes.

NOTE 8. REVENUE RECOGNITION

We adopted ASC 606 Revenue from Contracts with Customers on January 1, 2018. As a result, we have changed our accounting policy for revenue recognition as detailed below.

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

Our contracts with customers in both segments often include multiple promised goods and/or services. For instance, a contract may include equipment, installation, optional warranties, periodic service calls, etc. We frequently have contracts for which the equipment and installation are considered a single performance obligation as in these instances the installation services are not separately identifiable. However, due to the varying nature of contracts across JBT, we also have contracts where the installation services are deemed to be separately identifiable and are therefore deemed to be a separate performance obligation.

When an obligation is distinct, as defined in ASC 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations. Contract price allocation among multiple obligations is based on standalone selling price of each distinct good or service in the contract. When not sold separately, an estimate of the standalone selling price is determined using cost plus a reasonable margin.

The timing of revenue recognition for each performance obligation is either over time as control transfers or at a point in time. We recognize revenue over time for contracts that provide: service over a period of time, for refurbishments of customer-owned equipment, and for highly customized equipment for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. Revenue generated from standard equipment, highly customized equipment contracts without an enforceable right to payment for performance completed to-date, as well as aftermarket parts and services sales, are recognized at a point in time.

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

Revenue attributable to equipment which qualifies as point in time is recognized when our customers take control of the asset. We define this as the point in time in which we are able to objectively verify that the customer has the capability of full beneficial use of the asset as intended per the contract. Service revenue is recognized over time either proportionately over the period of the underlying contract or as invoiced, depending on the terms of the arrangement.

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

Transaction price allocated to the remaining performance obligations

The majority of our contracts are completed within twelve months. For performance obligations that extend beyond one year, we had $266 million of remaining performance obligations as of June 30, 2018, 55% of which we expect to recognize as revenue in 2018 and the remainder in 2019 and beyond.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended		Six Months Ended
in millions	June 30, 2018		June 30, 2018
Type of Good or Service	FoodTech	AeroTech	FoodTech	AeroTech
Recurring (1)	$135.2	$46.3	$258.2	$89.4
Non-recurring (1)	226.4	83.2	407.0	145.7
Total	$361.6	$129.5	$665.2	$235.1

Geographical Region (2)	FoodTech	AeroTech	FoodTech	AeroTech
North America	$162.8	$109.2	$326.8	$193.0
Europe, Middle East and Africa	130.1	11.5	206.4	25.6
Asia Pacific	59.0	9.0	99.2	16.0
Latin America	9.7	(0.2)	32.8	0.5
Total	$361.6	$129.5	$665.2	$235.1

(1) Aftermarket parts and services and revenue from leasing contracts are considered recurring revenue. Non-recurring revenue is new equipment and installation.

(2) Geographical region represents the region in which the end customer resides.

Contract balances

The timing of revenue recognition, billings and cash collections results in Trade receivables, Contract assets, and Advance and progress payments (contract liabilities). Progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. Contract assets exist when revenue recognition occurs prior to billings. Contract assets are transferred to trade receivables when the right to payment becomes unconditional (i.e., when receipt of the amount is dependent only on the passage of time). Conversely, we often receive payments from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet within Trade receivables and Advance and progress payments, respectively, on a contract-by-contract net basis at the end of each reporting period.

Our contract asset and liability balances for the period were as follows:

	Balances as of
in millions	January 1, 2018	March 31, 2018	June 30, 2018
Contract Assets	$18.2	$70.1	$76.2
Contract Liabilities	$222.8	$229.4	$185.2

In the six months ended June 30, 2018, we recognized approximately 75% of the amount included in Contract Liabilities at December 31, 2017 into revenue.

Impacts on financial statements

Under the new standard, revenue recognition for many areas of JBT’s business remains substantially unchanged; including revenue earned from airport services, maintenance and other service agreements, lease agreements and most of our standard equipment and parts. The costs of our revenue do not change as a result of the new standard. This standard does not change our customer billing or cash flows. However, in certain contracts, we qualify for over time recognition for our manufactured equipment that is highly engineered to unique customer specifications. In addition, due to the nature of our equipment and installation services we will combine these into one performance obligation. Under ASC 606, revenue recognized for contracts that meet certain criteria result in revenue being recognized as the equipment is being manufactured which is an acceleration of revenue as compared to our legacy revenue recognition methodology of recognizing revenue, when shipped to the customer. This conclusion, specific to equipment contracts for which the equipment is highly engineered to unique customer specifications, is dependent on whether our contract with the customer provides us, upon customer cancellation, with an enforceable right to payment for performance completed to date. Where the contract does not provide us with an enforceable right to payment for performance completed to-date, revenue will be recognized at a point in time, usually upon completion of the installation of the equipment. Therefore, some revenue will be recognized at a later date than compared to our legacy revenue recognition methodology. This impacts both equipment contracts with installation that qualify as one performance obligation, and that were previously recognized upon shipment, as well as certain equipment contracts for which revenue was recognized under percentage of completion accounting under legacy GAAP.
The following tables summarize the impacts of adopting ASC 606 on the Company's financial statements. These tables provide visibility into our financial statement presentation had we not adopted ASC 606. They do not necessarily reflect values of future earnings or expected balances.

Consolidated Statements of Income:

	As reported	Adjustments	Six Months Ended
	Six Months Ended	due to	without
in millions	June 30, 2018	ASC 606	adoption
Revenue	$900.5	$(82.1)	$818.4
Cost of sales	656.6	(61.7)	594.9
Gross profit	243.9	(20.4)	223.5
Income tax provision (benefit)	5.3	(5.2)	0.1
Net income	$34.8	(15.2)	19.6

	As reported	Adjustments	Three Months Ended
	Three Months Ended	due to	without
in millions	June 30, 2018	ASC 606	adoption
Revenue	$491.3	$(31.6)	$459.7
Cost of sales	351.0	(24.2)	326.8
Gross profit	140.3	(7.4)	132.9
Income tax provision (benefit)	4.9	(1.9)	3.0
Net income	$33.6	$(5.5)	$28.1

Consolidated Balance Sheets:

		Adjustments
	As reported	due to	Balances without
in millions	June 30, 2018	ASC 606	Adoption
Trade receivables, net of allowance	$318.7	$16.8	$335.5
Inventories	270.5	(41.8)	228.7
Other current assets	59.7	(3.6)	56.1
Other assets	36.8	(1.9)	34.9
Total Assets	1,479.1	(30.5)	1,448.6

Advance and progress payments	206.9	(45.4)	161.5
Other current liabilities	147.0	0.3	147.3
Other liabilities	43.7	1.8	45.5
Retained earnings	333.8	12.8	346.6
Total Liabilities and stockholders' equity	1,479.1	(30.5)	1,448.6

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic earnings per share:
Income from continuing operations	$33.5	$18.3	$35.1	$35.9
Weighted average number of shares outstanding	31.9	31.9	31.9	31.0
Basic earnings per share from continuing operations	$1.05	$0.57	$1.10	$1.16
Diluted earnings per share:
Income from continuing operations	$33.5	$18.3	$35.1	$35.9
Weighted average number of shares outstanding	31.9	31.9	31.9	31.0
Effect of dilutive securities:
Restricted stock	0.2	0.4	0.4	0.4
Total shares and dilutive securities	32.1	32.3	32.3	31.4
Diluted earnings per share from continuing operations	$1.04	$0.57	$1.09	$1.14

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2018				As of December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.2	$13.2	$—	$—	$13.1	$13.1	$—	$—
Derivatives	11.0	—	11.0	—	5.2	—	5.2	—
Total assets	$24.2	$13.2	$11.0	$—	$18.3	$13.1	$5.2	$—
Liabilities:
Derivatives	$6.7	$—	$6.7	$—	$5.5	$—	$5.5	$—
Total liabilities	$6.7	$—	$6.7	$—	$5.5	$—	$5.5	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Balance Sheets. Investments include an unrealized loss of $0.1 million as of June 30, 2018 and unrealized gain of $0.5 million as of December 31, 2017.

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

The carrying values of our borrowings approximate their fair values due to their variable interest rates.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

All derivatives are recorded as other assets or liabilities in the Balance Sheets at their respective fair values. For derivatives designated as cash flow hedges, the effective portion of the unrealized gain or loss related to the derivatives are recorded in Other comprehensive income (loss) until the transaction affects earnings. We assess both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been, and will continue to be, highly effective in offsetting changes in cash flows of the hedged item. The impact of any ineffectiveness is recognized in the Condensed Consolidated Statements of Income (the “Income Statement”). Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which had a notional value at June 30, 2018 of $436.8 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheets:

	As of June 30, 2018		As of December 31, 2017
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$8.1	$6.6	$3.3	$5.7
Other assets / liabilities	—	0.1	—	—
Total	$8.1	$6.7	$3.3	$5.7

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. As a result, we present derivatives at their gross fair values in the Balance Sheets.

As of June 30, 2018 and December 31, 2017, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2018
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$11.0	$—	$11.0	$(4.0)	$7.0

(In millions)	As of June 30, 2018
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.7	$—	$6.7	$(4.0)	$2.7

(In millions)	As of December 31, 2017
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.2	$—	$5.2	$(1.3)	$3.9

(In millions)	As of December 31, 2017
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.5	$—	$5.5	$(1.3)	$4.2

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2018	2017	2018	2017
Foreign exchange contracts	Revenue	$(1.8)	$(0.2)	$(3.5)	$(0.1)
Foreign exchange contracts	Cost of sales	(0.4)	0.8	0.2	0.7
Foreign exchange contracts	Other expense (income), net	0.2	—	0.3	0.2
Total		(2.0)	0.6	(3.0)	0.8
Remeasurement of assets and liabilities in foreign currencies		1.4	(0.6)	1.5	(0.9)
Net loss on foreign currency transactions		$(0.6)	$—	$(1.5)	$(0.1)

Interest Rates: We have entered into three interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have re-designated these swaps as cash flow hedges of variable-rate interest expense on the new borrowings from the new credit agreement. Refer to Note 6 - Debt for further information regarding the new credit agreement. All changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

At June 30, 2018, the fair value of these derivatives designated as cash flow hedges recorded in the Balance Sheet as other assets of $3.9 million and as other comprehensive income (loss), net of tax, of $2.7 million.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of June 30, 2017.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2018, is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

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
Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $194.1 million at June 30, 2018, represent guarantees of our future performance. We also have provided $4.2 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of June 30, 2018, the gross value of such arrangements was $7.1 million, of which our net exposure under such guarantees was $0.4 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Balance at beginning of period	$14.3	$15.7	$14.5	$14.5
Expense for new warranties	1.8	3.5	5.2	6.0
Adjustments to existing accruals	(0.3)	(0.8)	(1.0)	(0.4)
Claims paid	(2.2)	(3.9)	(5.4)	(7.4)
Added through acquisition	—	—	0.2	1.7
Translation	(0.4)	0.2	(0.3)	0.3
Balance at end of period	$13.2	$14.7	$13.2	$14.7

NOTE 13. BUSINESS SEGMENT INFORMATION

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

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Revenue:
JBT FoodTech	$361.6	$278.9	$665.2	$520.5
JBT AeroTech	129.5	107.1	235.1	210.0
Other revenue and intercompany eliminations	0.2	0.1	0.2	0.1
Total revenue	$491.3	$386.1	$900.5	$730.6

Income before income taxes
Segment operating profit:
JBT FoodTech	$47.4	$31.1	$68.9	$51.6
JBT AeroTech	14.7	10.8	22.6	20.4
Total segment operating profit	62.1	41.9	91.5	72.0
Corporate items:
Corporate expense(1)	(11.4)	(11.9)	(22.2)	(21.4)
Restructuring expense(2)	(8.5)	(0.6)	(21.2)	(1.0)
Operating income	42.2	29.4	48.1	49.6

Other (expense) income, net (3)	(0.4)	0.3	(0.6)	0.6
Net interest expense	(3.4)	(3.3)	(7.1)	(6.7)
Income from continuing operations before income taxes	$38.4	$26.4	$40.4	$43.5

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

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

In the first quarter of 2016, we implemented our optimization program ("2016 restructuring plan") to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total cost in connection with this plan was approximately $12.0 million. We completed this plan in the first quarter 2018, and in doing so released $1.7 million in remaining liability during the quarter. Approximately half of this release was related to amounts we no longer expect to pay in connection with this plan due to actual severance payments differing from original estimates and natural attrition of employees. The remainder was included in the restructuring liability balance recorded in the first quarter attributable to the 2018 restructuring plan.

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million. We incurred no additional expense in the quarter, and have incurred $3.0 million to date. We expect to complete this plan by third quarter of 2018.

In the first quarter of 2018, we implemented a restructuring program ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. During the six months ended June 30, 2018, we incurred $24.7 million in expense primarily associated with the FoodTech segment, of which $11.2 million is related to consulting fees and $13.5 million is related to severance amounts incurred as a direct result of the 2018 restructuring plan. The total estimated cost in connection with this plan is approximately $50 million, of which we have recognized $24.7 million during the six months ended June 30, 2018, and the remainder we expect to recognize by mid 2019.

The following table details the amounts reported in Restructuring expense on the consolidated statement of income since the implementation of these plans:

	Cumulative Amount	For the Three Months Ended		Cumulative Amount
(In millions)	As of December 31, 2017	March 31, 2018	June 30, 2018	As of June 30, 2018
2016 restructuring plan
Severance and related expense	$6.1	$—	$—	$6.1
Other	6.2	—	—	6.2
2018 restructuring plan and other
Severance and related expense	—	11.0	2.5	13.5
Other	—	3.4	7.8	11.2
Total restructuring charges	$12.3	$14.4	$10.3	$37.0

The restructuring expense is primarily associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expenses incurred during the six months ended June 30, 2018 primarily relate to costs to streamline operations and consolidate facilities as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying balance sheets. The table below details the activities in 2018:

		Impact to Earnings
(In millions)	Balance as of December 31, 2017	Charged to Earnings	Release of Liability	Payments Made	Balance as of June 30, 2018
Severance and related expense	$3.2	$13.5	$(3.5)	$(2.4)	10.8
Other	—	11.2	—	(3.5)	7.7
Total	$3.2	$24.7	$(3.5)	$(5.9)	18.5

We released $3.5 million of the liability during the six month ended June 30, 2018 which we no longer expect to pay in connection with the 2016 and 2018 restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. INCOME TAXES

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

For the six months ended June 30, 2018, the Company is still collecting and analyzing the necessary information related to the transition tax and the remeasurement of deferred taxes due to the change in the federal tax rate. We will update our calculations as information becomes available with regard to the prior year tax return filings and as tax technical guidance is issued.  Therefore, the earnings and profits of foreign subsidiaries as well as other underlying calculations required to compute the transition tax did not change from what was previously reported for the period ending December 31, 2017.

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

NOTE 16. SUBSEQUENT EVENTS

On July 12, 2018 we completed our acquisition of FTNON, a privately held manufacturer of equipment and solutions for the fresh produce, ready meals, and pet food industries based in the Netherlands. This acquisition brings robotic technology for cutting, coring, and peeling fruits and vegetables, a valuable capability that reduces customers' labor requirements, and will also provide our FoodTech segment an entry into the fresh cut equipment market, tapping the rapidly expanding demand for ready-to-eat fresh produce. The total purchase price was €32.0 million ($38.4 million), before customary post-close adjustments, funded with cash on hand as well as borrowings under our revolving credit facility. We are in the process of determining the fair value of the opening balance sheet, and will disclose the allocation of the purchase price in our Quarterly Report on Form 10-Q for the third quarter.

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

Non-GAAP Financial Measures

The results for the three and six months ended June 30, 2018 and 2017 include items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2018	2017	2018	2017
Income from continuing operations as reported	$33.5	$18.3	$35.1	$35.9

Non-GAAP adjustments:
Restructuring expense	8.5	0.6	21.2	1.0
Impact on tax provision from Non-GAAP adjustments(1)	(2.2)	(0.2)	(5.4)	(0.3)
Adjusted income from continuing operations	$39.8	$18.7	$50.9	$36.6

Income from continuing operations as reported	$33.5	$18.3	$35.1	$35.9
Total shares and dilutive securities	32.1	32.3	32.3	31.4
Diluted earnings per share from continuing operations	$1.04	$0.57	$1.09	$1.14

Adjusted income from continuing operations	$39.8	$18.7	$50.9	$36.6
Total shares and dilutive securities	32.1	32.3	32.3	31.4
Adjusted diluted earnings per share from continuing operations	$1.24	$0.58	$1.58	$1.17

(1)    Impact on tax provision was calculated using the Company’s annual effective tax rate of 25.63% and 31.17% for June 30, 2018 and 2017, respectively.

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

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income	$33.6	$17.9	$34.8	$35.3
Gain (loss) from discontinued operations, net of taxes	0.1	(0.4)	(0.3)	(0.6)
Income from continuing operations as reported	33.5	18.3	35.1	35.9
Provision for income taxes	4.9	8.1	5.3	7.6
Net interest expense	3.4	3.3	7.1	6.7
Depreciation and amortization	14.1	12.9	27.8	25.1
EBITDA	55.9	42.6	75.3	75.3

Restructuring expense	8.5	0.6	21.2	1.0
Adjusted EBITDA	$64.4	$43.2	$96.5	$76.3

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

Impact of Revenue Recognition Rules

Under the new standard, revenue recognition for many areas of JBT’s business remains substantially unchanged; including revenue earned from airport services, maintenance and other service agreements, lease agreements and most of our standard equipment and parts. The costs of our revenue do not change as a result of the new standard. This standard does not change our customer billing or cash flows. However, in certain contracts, we qualify for over time recognition for our manufactured equipment that is highly engineered to unique customer specifications. In addition, due to the nature of our equipment and installation services we will combine these into one performance obligation. Under ASC 606, revenue recognized for contracts that meet certain criteria result in revenue being recognized as the equipment is being manufactured which is an acceleration of revenue as compared to our legacy revenue recognition methodology of recognizing revenue, when shipped to the customer. This conclusion, specific to equipment contracts for which the equipment is highly engineered to unique customer specifications, is dependent on whether our contract with the customer provides us, upon customer cancellation, with an enforceable right to payment for performance completed to date. Where the contract does not provide us with an enforceable right to payment for performance completed to-date, revenue will be recognized at a point in time, usually upon completion of the installation of the equipment. Therefore, some revenue will be recognized at a later date than compared to our legacy revenue recognition methodology. This impacts both equipment contracts with installation that qualify as one performance obligation, and that were previously recognized upon shipment, as well as certain equipment contracts for which revenue was recognized under percentage of completion accounting under legacy GAAP.
During the three and six months ended June 30, 2018, reported revenues were boosted by the adoption of ASC 606 by approximately $31.6 million and $82.1 million respectively. The following table shows the components of this change.

in millions	Q1	Q2	YTD
Previously Recognized (1)	$33.8	$46.4	$80.2

Accelerated (2)	33.5	9.5	43.0
Deferred (3)	(16.8)	(24.3)	(41.1)
Accelerated/Deferred	16.7	(14.8)	1.9
Total ASC 606 Impact on revenue	$50.5	$31.6	$82.1

(1)     Previously recognized amounts represent revenue reported in the period for contracts where installation was completed in the quarter, but that were previously recognized under legacy GAAP during 2017 when the equipment was shipped.

(2)     Accelerated amounts represent revenue accelerated into the period as we are recognizing revenue over time on projects that did not ship by the end of the quarter. As these projects complete, and their full revenue is recognized under both the new methodology and under legacy GAAP, these amounts no longer drive a change due to ASC 606.

(3)     Deferred amounts are driven by point in time contracts where the equipment was shipped in the quarter, but installation was not yet completed. We are deferring the revenue recognition until installations is completed, whereas under legacy GAAP we would have been able to recognize the equipment revenue. As these projects complete, and their full revenue is recognized under both the new methodology and under legacy GAAP, these amounts no longer drive a change due to ASC 606.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/bps
Revenue	$491.3	$386.1	$105.2
Cost of sales	351.0	271.3	(79.7)
Gross profit	140.3	114.8	25.5
Gross profit %	28.6%	29.7%	-110 bps
Selling, general and administrative expense	81.5	77.3	(4.2)
Research and development expense	7.1	6.4	(0.7)
Restructuring expense	8.5	0.6	(7.9)
Other (income) expense, net	1.0	1.1	0.1
Operating income	42.2	29.4	12.8
Operating income %	8.6%	7.6%	100 bps
Other (expense) income, net	(0.4)	0.3	(0.7)
Interest expense, net	(3.4)	(3.3)	(0.1)
Income from continuing operations before income taxes	38.4	26.4	12.0
Provision for income taxes	4.9	8.1	3.2
Income from continuing operations	33.5	18.3	15.2
Loss from discontinued operations, net	0.1	(0.4)	0.5
Net income	$33.6	$17.9	$15.7

Total revenue for the three months ended June 30, 2018 increased $105.2 million compared to the same period in 2017. This is a 27% increase, with a 14% growth in organic revenues, a 8% gain from the new revenue recognition standard, a 4% gain from acquisitions, and a 1% foreign exchange benefit.

Operating income margin was 8.6% for the three months ended June 30, 2018 compared to 7.6% in the same period in 2017, an increase of 100 bps, as a result of the following items:

•
Gross profit margin decreased 110 bps to 28.6% compared to 29.7% in the same period last year. This decrease was the result of gross profit percent on revenues associated with ASC 606, and higher labor and material costs for which we will experience a lag in pricing benefits. The profit margin erosion was offset by higher overall volumes to generate higher gross profit dollars.

•	Selling, general and administrative expense increased in dollars but declined as a percentage of revenue due to the higher revenues and controlled spending, particularly in AeroTech.

•
Research and development expense has increased as we continue to invest in Elevate new product development initiatives. As a percent of revenue, these expenses have declined to 1.4% compared to 1.7% in the same period last year as revenue increased at a faster pace due to higher inbound in this second quarter of 2018.

•
Restructuring expense increased $7.9 million compared to the same period in 2017. In the second quarter we recorded restructuring expense of $8.5 million in connection with our 2018 restructuring plan to realign portions of JBT businesses across the globe and improve processes.

•	Other (income) expense, net was fairly consistent quarter over quarter.

•	Currency translation did not have a significant impact on our operating income comparative results.

Other (expense) income, net increased from a benefit of $0.3 million in 2017 to expense of $0.4 million for the three months ended June 30, 2018. This is driven by the reclassification of actuarial losses related to our pension plans from other comprehensive income in the period.

Interest expense, net increased $0.1 million primarily due to higher average debt levels resulting from borrowings to fund acquisitions.

Income tax expense for the three months ended June 30, 2018 reflected a lower effective income tax rate of 25.63% compared to 31.17% in the same period in 2017 reflecting the impacts of the Tax Act. In addition, discrete tax benefits of $5.0 million were recognized for the three months ended June 30, 2018 primarily resulting from vesting of stock based compensation.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2018 AND 2017

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/bps
Revenue:
JBT FoodTech	$361.6	$278.9	$82.7
JBT AeroTech	129.5	107.1	22.4
Other revenue and intercompany eliminations	0.2	0.1	0.1
Total revenue	$491.3	$386.1	$105.2

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$47.4	$31.1	$16.3
JBT FoodTech segment operating profit %	13.1%	11.2%	190 bps
JBT AeroTech	14.7	10.8	3.9
JBT AeroTech segment operating profit %	11.4%	10.1%	130 bps
Total segment operating profit	62.1	41.9	20.2
Total segment operating profit %	12.6%	10.9%	170 bps
Corporate items:
Corporate expense	(11.4)	(11.9)	0.5
Restructuring expense	(8.5)	(0.6)	(7.9)
Operating income	$42.2	$29.4	$12.8
Operating income %	8.6%	7.6%	100 bps

Inbound orders(3):
JBT FoodTech	$349.9	$283.0
JBT AeroTech	180.3	135.1
Intercompany eliminations/other	0.1	—
Total inbound orders	$530.3	$418.1

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

(2)
Segment operating profit is defined as total segment revenue less segment operating expenses. Corporate expense, restructuring expense, interest income and expense and income taxes are not allocated to the segments. Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(3)	Inbound orders are not impacted by the adoption of ASC 606.

JBT FoodTech

FoodTech revenue increased $82.7 million in the second quarter of 2018 compared to the second quarter of 2017. This is a 30% increase, with 13% growth in organic revenues, 11% gain from the new revenue recognition standard, 4% contribution from acquisitions, and a 2% foreign currency translation benefit. Organic revenue growth resulted from high demand, particularly for protein equipment, and higher aftermarket revenue.

FoodTech operating profit increased $16.3 million in the second quarter of 2018 compared to the second quarter of 2017. Operating profit margins increased by 1.9% driven by higher volumes. The results also reflect 0.8% decline in FoodTech gross profit margins, primarily the result of revenues associated with the ASC 606. Higher sales volumes generating higher gross profit dollars compensated for the gross profit margin erosion, higher spending in general and administrative costs, and mark-to-market losses on foreign currency hedging.

Currency translation did not have a significant impact on our operating profit comparative results for FoodTech.

JBT AeroTech

AeroTech revenue for the three months ended June 30, 2018 increased $22.4 million, compared to the same period in 2017. This is a 21% increase, with 15% growth from organic revenue, 4% contributions from acquisitions, 1% gain from the new revenue recognition standard, and a 1% foreign currency translation benefit. Organic revenue growth primarily reflects an increase in mobile equipment revenue, and to a lesser extent, reflects higher fixed equipment revenue and higher service contract revenue from new maintenance contracts.
AeroTech operating profit increased $3.9 million for the three months ended June 30, 2018 compared to the same period in 2017. Operating profit margins increased 130 bps to 11.4% driven by leveraging of fixed costs. AeroTech gross profit margins declined 150 bps, primarily as a result of an unfavorable mix of equipment and service revenues. These changes were offset by mark-to-market gains on foreign currency hedging. Selling, general and administrative expenses for the three months ended June 30, 2018 were consistent with the same period in 2017 despite absorbing $0.7 million in incremental spending from an acquired company, and which resulted in a 190 bps margin improvement due to the revenue growth.
Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.
Corporate Expense

Corporate expense decreased $0.5 million during the three months ended June 30, 2018, compared to the same period in 2017, and declined as a percent of sales from 3.1% in the prior year compared to 2.3% in the second quarter 2018. The decline reflects lower incentive compensation.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/bps
Revenue	$900.5	$730.6	$169.9
Cost of sales	656.6	518.2	(138.4)
Gross profit	243.9	212.4	31.5
Gross profit %	27.1%	29.1%	-200 bps
Selling, general and administrative expense	158.4	148.1	(10.3)
Research and development expense	15.0	12.7	(2.3)
Restructuring expense	21.2	1.0	(20.2)
Other (income) expense, net	1.2	1.0	(0.2)
Operating income	48.1	49.6	(1.5)
Operating income %	5.3%	6.8%	-150 bps
Other (expense) income, net	(0.6)	0.6	(1.2)
Interest expense, net	(7.1)	(6.7)	(0.4)
Income from continuing operations before income taxes	40.4	43.5	(3.1)
Provision for income taxes	5.3	7.6	2.3
Income from continuing operations	35.1	35.9	(0.8)
Loss from discontinued operations, net	$(0.3)	$(0.6)	$0.3
Net income	34.8	35.3	(0.5)

Total revenue for the six months ended June 30, 2018 increased $169.9 million compared to same period in 2017. This is a 23% increase, with a 11% gain from the new revenue recognition standard, a 6% growth in organic revenues, a 3% gain from acquisitions, and a 3% foreign exchange benefit.

Operating income margin was 5.3% for the six months ended June 30, 2018 compared to 6.8% in the same period in 2017, a decrease of 150 bps, as a result of the following items:

•
Gross profit margin decreased 200 bps to 27.1% compared to 29.1% in the same period last year. This decrease was partially the result of gross profit percent on incremental revenues required from ASC 606, as well as the result of higher installation costs from execution of projects in first quarter of the year. The profit margin erosion was offset by higher overall volumes to generate higher gross profit dollars.

•	Selling, general and administrative expense increased in dollars but declined as a percentage of revenue due to higher revenues and controlled spending.

•	Research and development expense has increased as we continue to invest in Elevate new product development initiatives and remained consistent at 1.7% of revenue.

•
Restructuring expense increased $20.2 million. In the current year we recorded restructuring expense of $21.2 million in connection with our 2018 restructuring plan to realign portions of JBT businesses across the globe and improve processes.

•	Other (income) expense, net remained consistent with prior year results.

•	Currency translation did not have a significant impact on our operating income comparative results.

Other (expense) income, net increased from a benefit of $0.6 million in 2017 to expense of $0.6 million for the six months ended June 30, 2018. This is driven by the reclassification of actuarial losses related to our pension plans from other comprehensive income in the period.

Interest expense, net increased $0.4 million primarily due to increased interest rates.

Income tax expense for the six months ended June 30, 2018 reflected an expected effective income tax rate of 25.63% compared to 31.17% in the same period in 2017. In addition, discrete tax benefits of $5.0 million and $5.8 million were recognized for the six months ended June 30, 2018 and 2017, respectively, primarily resulting from vesting of stock based compensation.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/bps
Revenue:
JBT FoodTech	$665.2	$520.5	$144.7
JBT AeroTech	235.1	210.0	25.1
Other revenue and intercompany eliminations	0.2	0.1	0.1
Total revenue	$900.5	$730.6	$169.9

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$68.9	$51.6	$17.3
JBT FoodTech segment operating profit %	10.4%	9.9%	50 bps
JBT AeroTech	22.6	20.4	2.2
JBT AeroTech segment operating profit %	9.6%	9.7%	-10 bps
Total segment operating profit	91.5	72.0	19.5
Total segment operating profit %	10.2%	9.9%	30 bps
Corporate items:
Corporate expense	(22.2)	(21.4)	(0.8)
Restructuring expense	(21.2)	(1.0)	(20.2)
Operating income	$48.1	$49.6	$(1.5)
Operating income %	5.3%	6.8%	-150 bps

Inbound orders: (3)
JBT FoodTech	$670.6	$600.9
JBT AeroTech	301.6	221.4
Intercompany eliminations/other	0.1	0.1
Total inbound orders	$972.3	$822.4

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

(2)
Segment operating profit is defined as total segment revenue less segment operating expenses. Corporate expense, restructuring expense, interest income and expense and income taxes are not allocated to the segments. Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(3)	Inbound orders are not impacted by the adoption of ASC 606.

JBT FoodTech

FoodTech revenue increased $144.7 million in the six months ended June 30, 2018 compared to the same period in 2017. This is a 28% increase, with a 15% gain from the new revenue recognition standard, 6% growth in organic revenues, 4% contribution from acquisitions, and a 3% foreign currency translation benefit. Organic revenue growth resulted from high demand, particular for Protein solutions, and higher aftermarket revenue.

FoodTech operating profit increased $17.3 million in the six months ended June 30, 2018 compared to the same period in 2017. Operating profit margins increased by 0.5% driven by higher revenue. The results reflect 2.5% decline in FoodTech gross profit margins. These are the result of higher costs in the first quarter from execution of larger projects and higher revenues associated with ASC 606. Higher sales volumes generating higher gross profit dollars compensated for the gross profit margin erosion and higher spending in selling, general and administrative costs and research and development costs.
Currency translation did not have a significant impact on our operating profit comparative results for FoodTech.
JBT AeroTech

AeroTech revenue for the six months ended June 30, 2018 increased $25.1 million, compared to the same period in 2017. This is a 12% increase, with 6% growth from organic revenue, 4% contributions from acquisitions, 1% gain from the new revenue recognition standard, and a 1% foreign currency translation benefit. Organic revenue growth primarily reflects an increase in mobile equipment and higher service revenue on new maintenance contracts. These increases were partially offset by a decline in fixed equipment revenue mainly as a result of lower revenues from passenger boarding bridge projects compared to the same period in the prior year.
AeroTech operating profit increased $2.2 million for the six months ended June 30, 2018 compared to the same period in 2017. Operating profit margins of 9.6% were 10 bps below the prior year. Gross profit margins declined 8 bps as a result of unfavorable mix of equipment and services. Higher sales volume and mark-to-market gains on foreign currency hedging offset the mix impact. Selling, general and administrative expenses for the six months ended June 30, 2018 increased $1.9 million, largely due to incremental spending from an acquired company, but increased at a slower rate than revenue due to leveraging of fixed expenses.
Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.
Corporate Expense

Corporate expense increased $0.8 million during the six months ended June 30, 2018, compared to the same period in 2017, and declined as a percent of sales from 2.9% in the prior year compared to 2.5% in 2018.

Restructuring

In the first quarter of 2016, we implemented our optimization program to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total cost in connection with this plan was approximately $12.0 million. We completed this plan in the first quarter 2018, and in doing so released $1.7 million in remaining liability during the quarter. Approximately half of this release was related to amounts we no longer expect to pay in connection with this plan due to actual severance payments differing from original estimates and natural attrition of employees. The remainder was included in the liability balance recorded in the first quarter attributable to the 2018 restructuring plan until the final severance payments are made.

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million. We incurred no additional expense in the quarter, and have incurred $3.0 million to date. We expect to complete this plan by third quarter of 2018.

In the first quarter of 2018, we implemented a restructuring program to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. During the six months ended June 30, 2018, we incurred $24.7 million in expense primarily associated with the FoodTech segment, of which $11.2 million is related to consulting fees and $13.5 million is related to severance amounts incurred as a direct result of the 2018 restructuring plan. The total estimated cost in connection with this plan is approximately $50 million, of which we have recognized $24.7 million during the six months ended June 30, 2018, and the remainder we expect to recognize by mid 2019.

The cumulative cost savings through June 30, 2018 for both the 2016 and the acquired restructuring plans are $8.2 million. The amount and timing of these cost savings were generally consistent with our expectations. A portion of the $8 million in savings was used to fund our JBT Elevate growth initiatives. For the 2018 program, we expect to generate annualized savings of $45 million in total, consisting of approximately $2 million in the second half of 2018, an incremental $13 million in 2019, and an incremental $30 million in 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of June 30, 2018, or cash plus borrowing capacity under our credit facilities was $460.7 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of June 30, 2018, we had $36.3 million of cash and cash equivalents, $33.5 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign locations. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

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

Under Internal Revenue Service (“IRS”) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to IRS guidance at June 30, 2018 was approximately $ 23 million. During 2018, any such loan will be outstanding for less than 30 days, and all such loans will be outstanding for less than 60 days in the aggregate. The U.S. parent may use the proceeds of these intercompany loans to reduce outstanding borrowings under our five-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

Cash Flows

Cash flows for the six months ended June 30, 2018 and 2017 were as follows:

(In millions)	2018	2017
Cash provided by continuing operating activities	$15.1	$2.0
Cash required by investing activities	(36.3)	(78.5)
Cash provided by financing activities	25.9	69.0
Net cash required by discontinued operations	(0.6)	(0.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	1.2
Increase (decrease) in cash and cash equivalents	$2.3	$(6.9)

Cash provided by continuing operating activities during the six months ended June 30, 2018 was $15.1 million, representing a $13.1 million increase compared to the same period in 2017. The increase was driven primarily by higher advance and progress payments by customers and an increase in accounts payable year over year. These were partially offset by higher inventory spend and an increase in accounts receivable and contract assets year over year.

Cash required by investing activities during the six months ended June 30, 2018 was $36.3 million, a decrease of $42.2 million compared to the same period in 2017, due primarily to decreased acquisition spending in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as we acquired Avure in February 2017.

Cash provided by financing activities during the six months ended June 30, 2018 was $25.9 million, a decrease of $43.1 million compared to the same period in 2017. On June 19, 2018, we modified our revolving credit facility which resulted in borrowing from this new credit facility, offset by prepayment of outstanding indebtedness from our existing credit facility. On March 6, 2017 we issued 2.3 million shares of common stock which resulted in net proceeds of $184.1 million. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes. There has been no such activity during the six months ended June 30, 2018.

Financing Arrangements

On June 19, 2018, the Company and its wholly owned subsidiary John Bean Technologies Europe B.V. (the “Dutch Borrower” and together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion revolving credit facility that matures in June 2023. The borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness under our existing credit agreement. This credit facility permits borrowings in the U.S. and in The Netherlands. Revolving loans under the credit facility bear interest, at our option, at LIBOR subject to a floor rate of zero or an alternative base rate, which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%, plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 35.0 basis points dependent on our leverage ratio. The Credit Agreement contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default.

As of June 30, 2018 we had $441.1 million drawn on the credit facility. Our ability to use the credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of June 30, 2018, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

The Borrowers’ obligations under the Credit Agreement are guaranteed by six of the Company’s domestic subsidiaries, and the Dutch Borrower’s obligations under the Credit Agreement will be guaranteed by two of the Company’s Dutch subsidiaries (collectively, the “Subsidiary Guarantors”). The Company also guaranteed the obligations of the Dutch Borrower under the Credit Agreement. The Borrowers’ obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the tangible and intangible personal property of the Borrowers and the domestic Subsidiary Guarantors and a pledge of the capital stock of each existing or subsequently acquired or organized domestic Subsidiary Guarantor. The Dutch Borrower’s obligations under the Credit Agreement will be secured by a pledge of the Dutch Borrower’s equity interests held by the Company, a pledge of the equity interests of the Dutch Borrower’s Dutch subsidiaries and a pledge of any future material foreign subsidiaries held directly by a U.S. entity (in each case, limited to 65% of the voting stock and 100% of the non-voting stock of any such foreign subsidiary).
We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of June 30, 2018, some of our debt was effectively fixed rate debt while approximately $216.1 million, or 49%, was subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2018. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. We have concluded that, as of June 30, 2018, our disclosure controls and procedures were:

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

We are in the process of implementing a new enterprise resource planning system ("ERP") that will enhance our business and financial processes and standardize our information systems. We have completed the implementation at few locations and will continue to roll out the ERP in phases over the next several years.

As with any new information system we implement, this application, along with the internal controls over financial reporting included in this process, will require testing for effectiveness. In connection with this ERP implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that the ERP implementation will have an adverse effect on our internal control over financial reporting.

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
John Bean Technologies Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of John Bean Techologies Corporation and subsidiaries as of June 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information).
Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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

/s/ KPMG LLP

Chicago, IL
July 30, 2018

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings during the three months ended June 30, 2018.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2018:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1, 2018 through April 30, 2018	—	$—	—	$20.7
May 1, 2018 through May 31, 2018	136,389	87.98	136,389	8.7
June 1, 2018 through June 30, 2018	—	—	—	8.7
	136,389	$87.98	136,389	$8.7

(1)
Shares repurchased under a share repurchase program for up to $30 million of our common stock authorized in 2015. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Number in Exhibit Table	Description
3.1	Certificate of Elimination of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report or Form 10-Q for the quarter ended March 31, 2018).

4.1
Amendment No. 1 to rights Agreement, dated as of April 24, 2018, by and between John Bean Technologies Corporation and Computershare Trust Company, N.A., as successor rights agent to National City Bank (incorporated by reference to Exhibit 4.1 to the Company's Current Report on form 8-K filed on April 27, 2018).

10.1
Credit Agreement, dated June 19, 2018, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on form 8-K filed on June 21, 2018).

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
Date: July 30, 2018