Form 10-Q
period 2018-09-30
John Bean Technologies CORP
filed 2018-11-02
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock, par value $0.01 per share	31,607,896

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Revenue	$481.9	$420.8	$1,382.4	$1,151.4
Operating expenses:
Cost of sales	346.8	299.3	1,003.4	817.5
Selling, general and administrative expense	79.0	74.0	237.4	222.1
Research and development expense	5.7	6.9	20.7	19.6
Restructuring expense	11.6	0.3	32.8	1.3
Other expense (income), net	2.2	(1.6)	3.4	(0.6)
Operating income	36.6	41.9	84.7	91.5
Other income (expense), net	—	0.3	(0.6)	0.9
Interest expense, net	(3.4)	(3.6)	(10.5)	(10.3)
Income from continuing operations before income taxes	33.2	38.6	73.6	82.1
Provision for income taxes	6.8	12.2	12.1	19.8
Income from continuing operations	26.4	26.4	61.5	62.3
Loss from discontinued operations, net of taxes	—	(0.6)	(0.3)	(1.2)
Net income	$26.4	$25.8	$61.2	$61.1

Basic earnings per share:
Income from continuing operations	$0.83	$0.83	$1.93	$1.99
Loss from discontinued operations	—	(0.02)	(0.01)	(0.04)
Net income	$0.83	$0.81	$1.92	$1.95
Diluted earnings per share:
Income from continuing operations	$0.82	$0.82	$1.91	$1.97
Loss from discontinued operations	—	(0.02)	(0.01)	(0.04)
Net income	$0.82	$0.80	$1.90	$1.93
Cash dividends declared per share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income	$26.4	$25.8	$61.2	$61.1
Other comprehensive (loss) income, net of income taxes
Foreign currency translation adjustments	(3.2)	7.3	(21.0)	20.3
Pension and other postretirement benefits adjustments, net of tax of ($0.5) and ($1.3) for 2018, and ($0.5) and ($1.4) for 2017, respectively	1.2	0.8	4.0	2.4
Derivatives designated as hedges, net of tax of $0 and ($0.5) for 2018, and ($0.1) and ($0.3) for 2017, respectively	—	0.2	1.5	0.5
Other comprehensive (loss) income	(2.0)	8.3	(15.5)	23.2
Comprehensive income	$24.4	$34.1	$45.7	$84.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$38.5	$34.0
Trade receivables, net of allowances of $3.5 and $3.2, respectively	334.0	316.4
Inventories	256.6	190.2
Other current assets	57.6	48.0
Total current assets	686.7	588.6
Property, plant and equipment, net of accumulated depreciation of $281.3 and $273.3, respectively	238.9	233.0
Goodwill	321.6	301.8
Intangible assets, net	221.4	216.8
Deferred income taxes	14.4	13.1
Other assets	38.2	38.1
Total Assets	$1,521.2	$1,391.4

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$0.1	$10.5
Accounts payable, trade and other	174.1	157.1
Advance and progress payments	173.3	127.6
Other current liabilities	148.9	146.2
Total current liabilities	496.4	441.4
Long-term debt, less current portion	486.1	372.7
Accrued pension and other postretirement benefits, less current portion	62.5	85.9
Other liabilities	43.8	49.5
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2018: 31,741,607 issued and 31,605,218 outstanding and December 31, 2017: 31,623,079 issued and 31,577,182 outstanding	0.3	0.3
Common stock held in treasury, at cost; September 30, 2018: 136,389 shares and December 31, 2017: 45,897 shares	(12.0)	(4.0)
Additional paid-in capital	245.2	252.2
Retained earnings	354.7	333.7
Accumulated other comprehensive loss	(155.8)	(140.3)
Total stockholders' equity	432.4	441.9
Total Liabilities and Stockholders' Equity	$1,521.2	$1,391.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash flows provided by operating activities:
Net income	$61.2	$61.1
Loss from discontinued operations, net	0.3	1.2
Income from continuing operations	61.5	62.3
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	43.1	37.9
Stock-based compensation	7.6	6.2
Other	(23.6)	1.0
Changes in operating assets and liabilities:
Trade receivables - billed, net	(18.5)	(20.6)
Inventories	(49.2)	(53.8)
Accounts payable, trade and other	16.4	11.7
Advance and progress payments	17.3	37.0
Accrued pension and other postretirement benefits, net	(18.3)	(8.4)
Other assets and liabilities, net	(9.7)	(4.1)
Cash provided by continuing operating activities	26.6	69.2
Cash required by discontinued operating activities	(0.6)	(1.2)
Cash provided by operating activities	26.0	68.0

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(57.6)	(103.1)
Capital expenditures	(28.5)	(27.5)
Proceeds from disposal of assets	1.8	1.4
Cash required by investing activities	(84.3)	(129.2)

Cash flows provided by financing activities:
Payments in connection with modification of credit facilities	(468.6)	—
Net proceeds (payments) from domestic credit facilities	576.0	(93.1)
Repayment of long-term debt	—	(1.4)
Proceeds from stock issuance, net of stock issuance costs	—	184.1
Settlement of taxes withheld on equity compensation awards	(10.6)	(9.5)
Purchase of treasury stock	(12.0)	(5.0)
Dividends	(9.8)	(9.6)
Other	(9.8)	(0.5)
Cash provided by financing activities	65.2	65.0

Effect of foreign exchange rate changes on cash and cash equivalents	(2.4)	1.4

Increase in cash and cash equivalents	4.5	5.2
Cash and cash equivalents, beginning of period	34.0	33.2
Cash and cash equivalents, end of period	$38.5	$38.4

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

Upon adoption of the new standard we have availed ourselves of certain practical expedients and elected certain accounting policies as allowed per ASC 606:

•	Acquisition costs are expensed and not capitalized as contract assets for contracts with duration of less than one year.

•	We do not disclose information about remaining performance obligations that have original expected durations of one year or less.

•	We do not adjust the transaction price for significant financing component for contracts with duration of less than one year.

•	Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

•
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 is below (in millions). The application of IRS guidance issued during the second and third quarters resulted in the conclusion regarding the tax year the revenue recognition impacts of the adoption of ASC 606 would be included for tax purposes.  This resulted in a $2.2 million increase to the income tax impact of adoption reflected within opening retained earnings as well as a $6.6 million reduction in taxes receivable and a $4.4 million increase in deferred tax assets recorded upon the adoption of ASC 606.

	As Reported		As Restated
	December 31, 2017	Adjustments due to ASC 606	January 1, 2018
Trade receivables, net of allowance	$316.4	$(31.3)	$285.1
Inventories	190.2	103.6	293.8
Other current assets	48.0	0.4	48.4
Deferred income taxes	$13.1	6.7	$19.8
Total Assets	$1,391.4	$79.4	$1,470.8

Advance and progress payments	127.6	113.1	240.7
Other current liabilities	96.4	(2.3)	94.1
Other long-term liabilities	49.5	(1.2)	48.3
Retained earnings	333.7	(30.2)	303.5
Total Liabilities and Stockholders' Equity	$1,391.4	$79.4	$1,470.8

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits ("ASC 715") - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Consolidated Statements of Income impacts be applied retrospectively, while Balance Sheet changes be applied prospectively. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the new ASU as of January 1, 2018. As such, the Company revised operating income for the three and nine months ended September 30, 2017 by $0.3 million and $0.9 million, respectively, and reported this income in non operating income. There was no impact to net income or to the Balance Sheet or Statement of Cash Flows.

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

In December 2017, the SEC issued SAB 118 which provides guidance on how companies should account for the tax effects related to The Tax Cuts and Jobs Act (the "Tax Act"). According to SAB 118, companies should make a good faith effort to compute the impact of the Tax Act in a timely manner once the company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements under ASC 740, Income Taxes, which should not extend beyond one year from the enactment date. However, in situations when the company’s accounting is incomplete, SAB 118 authorizes companies to record a reasonable provisional estimate of the tax impact resulting from the Tax Act. Refer to Note 15. Income Taxes, for further discussion.

Recently issued accounting standards not yet adopted
Beginning in February 2016, the FASB issued ASU No. 2016-02, Leases ("ASC 842"), plus a number of related statements designed to clarify and interpret ASC 842. The new standard will replace most existing lease guidance in U.S. GAAP. The core principle of the ASU is the requirement for lessees to report a right to use asset and a lease payment obligation on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting, and for lessors the guidance remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. However, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.

During the nine months ended September 30, 2018 we developed an adoption plan to guide our implementation of ASC 842. We have completed elements of this plan in the third quarter, including surveying our businesses and compiling a central repository of active leases. We are substantially complete with the implementation of our selected lease accounting software, and have made significant progress on extracting and loading lease data elements required for lease accounting into the software solution. We are in the process of developing new lease accounting policies and procedures, changing our internal controls over accounting for leases, developing pro forma disclosures, and concluding on key estimates including the consolidated lessee discount rate used to evaluate lease classification and calculate the lease liability and right of use assets. During the fourth quarter, we will continue to gather and review contracts for embedded leases to ensure we have identified all leases in scope for this standard. Although we are still finalizing our evaluation of the impact of the new lease accounting guidance, we expect to recognize right of use assets and liabilities for our operating leases in the Balance Sheet upon adoption.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends Topic 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The core principle is to clarify the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, regardless of whether they convey a license to the hosted software. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted in any interim period for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the effect, if any, that the ASU will have on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies disclosure requirements for defined benefit plans by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-14 would need to be applied on a retrospective basis. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2018-14 on its disclosures.

NOTE 2. ACQUISITIONS

During 2018 and 2017 the Company acquired five businesses for an aggregate consideration of $166.2 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Acquisition Date	Type	Company/Product Line	Location (Near)	Segment

July 12, 2018	Stock	FTNON.	Almelo, Netherlands	FoodTech

A manufacturer of equipment and solutions for the fresh produce, ready meals, and pet food industries.

January 26, 2018	Stock	Schröder.	Breidenbach, Germany	FoodTech

Manufacturer of engineered processing solutions to the food industry.

July 31, 2017	Stock	PLF International Ltd.	Harwich (Sussex), England	FoodTech

Manufacturer and leading provider of powder filling systems for global food and beverage, and nutraceutical markets.

July 3, 2017	Stock	Aircraft Maintenance Support Services, Ltd. ("AMSS")	Mid Glamorgan, Wales	AeroTech

Manufacturer of military and commercial aviation equipment.

February 24, 2017	Stock	Avure Technologies, Inc.	Middletown, OH	FoodTech

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

The following presents the allocation of acquisition consideration to the assets acquired and the liabilities assumed, based on their estimated values:

	PLF(2)	Avure(2)	FTNON(1)	Other(3)	Total
(In millions)
Financial assets	$20.8	$4.3	$19.3	$11.2	$55.6
Inventories	1.0	14.4	2.8	10.2	28.4
Property, plant and equipment	2.2	4.5	4.4	9.9	21.0
Other intangible assets(4)	17.9	20.8	19.4	8.9	67.0
Deferred taxes	(3.5)	(3.6)	(4.6)	(0.9)	(12.6)
Financial liabilities	(5.5)	(10.5)	(20.0)	(9.1)	(45.1)
Total identifiable net assets	$32.9	$29.9	$21.3	$30.2	$114.3

Cash consideration paid	$49.8	$58.9	$43.6	$32.6	$184.9
Holdback payments due to seller	1.8	—	—	1.9	3.7
Total purchase price	51.6	58.9	43.6	34.5	188.6
Cash acquired	$15.5	$—	$4.7	$2.2	$22.4
Net consideration	36.1	58.9	38.9	32.3	166.2

Goodwill	$18.7	$29.0	$22.3	$4.3	$74.3

(1)
The purchase accounting for FTNON is provisional. The valuation of certain working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill related to each is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

(2)	The purchase accounting for these acquisitions was final as of June 30, 2018.

(3)
Other balances include AMSS and Schröder. The purchase accounting for AMSS was final with tax adjustments recorded as a measurement period adjustment during the three months ended June 30, 2018. The purchase accounting for Schröder is provisional as valuation of certain working capital balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). All measurement period adjustments in the quarter and nine months ended September 30, 2018 were not material.

(4)
The acquired definite-lived intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. The tradename intangible assets for Avure and PLF have been identified as indefinite-lived intangible assets and will be reviewed annually for impairment.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2017	$290.8	$11.0	$301.8
Acquisitions	23.5	0.3	23.8
Currency translation	(3.7)	(0.3)	(4.0)
Balance as of September 30, 2018	$310.6	$11.0	$321.6

Intangible assets consisted of the following:

	September 30, 2018		December 31, 2017
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$166.7	$42.3	$158.8	$33.5
Patents and acquired technology	100.5	28.6	92.1	32.1
Tradenames	23.1	17.8	20.0	9.5
Indefinite lived intangible assets	15.7	—	15.9	—
Other	14.5	10.4	14.5	9.4
Total intangible assets	$320.5	$99.1	$301.3	$84.5

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2018	December 31, 2017
Raw materials	$89.6	$72.6
Work in process	110.1	73.7
Finished goods	122.4	109.2
Gross inventories before LIFO reserves and valuation adjustments	322.1	255.5
LIFO reserves and valuation adjustments	(65.5)	(65.3)
Inventories, net	$256.6	$190.2

NOTE 5. PENSION

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Service cost	$0.4	$0.5	$1.4	$1.3
Interest cost	2.7	2.7	8.1	8.1
Expected return on plan assets	(4.4)	(4.3)	(12.9)	(12.9)
Settlement charge	—	—	0.4	—
Amortization of net actuarial losses	1.7	1.3	5.0	3.9
Net periodic cost	$0.4	$0.2	$2.0	$0.4

We expect to contribute $20.1 million to our pension and other postretirement benefit plans in 2018, $15.5 million of which would be contributed to our U.S. qualified pension plan. We contributed $15.5 million to our U.S. qualified pension plan during the nine months ended September 30, 2018. The components of net periodic cost other than service cost are included in other income (expense), net below operating income in our consolidated statements of income.

NOTE 6. DEBT

On June 19, 2018, the Company and its wholly owned subsidiary John Bean Technologies Europe B.V. (the “Dutch Borrower” and together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion revolving credit facility that matures in June 2023. The borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness under an existing credit agreement. Revolving loans under the credit facility bear interest, at our option, at LIBOR (subject to a floor rate of zero) or an alternative base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%) plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 35.0 basis points dependent on our leverage ratio. The Credit Agreement contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default. As of September 30, 2018 we had $489.8 million drawn under the revolving credit facility.

The Borrowers’ obligations under the Credit Agreement are guaranteed by six of the Company’s domestic subsidiaries and subsequently formed or acquired domestic subsidiaries (the “Domestic Subsidiary Guarantors”), and the Dutch Borrower’s obligations under the Credit Agreement are guaranteed by two of the Company’s Dutch subsidiaries and subsequently formed or acquired Dutch subsidiaries (collectively, the “Foreign Subsidiary Guarantors”). The Borrowers’ obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the tangible and intangible personal property of the Borrowers and the Domestic Subsidiary Guarantors and a pledge of the capital stock of each existing or subsequently acquired or organized domestic Subsidiary or first-tier foreign subsidiary (in each case, limited to 65% of the voting stock and 100% of the non-voting stock of any such foreign subsidiary). The Dutch Borrower’s obligations under the Credit Agreement are secured by a pledge of the existing or subsequently acquired equity interests held directly by the Dutch Borrower and each Foreign Subsidiary Guarantor.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2018 and 2017 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, June 30, 2018	$(111.1)	$2.9	$(45.6)	$(153.8)
Other comprehensive income (loss) before reclassification	—	0.3	(3.2)	(2.9)
Amounts reclassified from accumulated other comprehensive income	1.2	(0.3)	—	0.9
Ending balance, September 30, 2018	$(109.9)	$2.9	$(48.8)	$(155.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2018 were $1.7 million of charges to non-operating other income (expense) net of $0.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $(0.4) million of charges in interest expense, net of $0.1 million in provision for income taxes.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, June 30, 2017	$(107.0)	$0.2	$(35.3)	$(142.1)
Other comprehensive income (loss) before reclassification	—	—	7.3	7.3
Amounts reclassified from accumulated other comprehensive income	0.8	0.2	—	1.0
Ending balance, September 30, 2017	$(106.2)	$0.4	$(28.0)	$(133.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2017 were $1.3 million of charges to non-operating other income (expense) net of $0.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.3 million of charges in interest expense, net of $0.1 million in provision for income taxes.

Changes in the AOCI balances for the nine months ended September 30, 2018 and 2017 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2017	$(113.9)	$1.4	$(27.8)	$(140.3)
Other comprehensive income (loss) before reclassification	—	1.9	(21.0)	(19.1)
Amounts reclassified from accumulated other comprehensive income	4.0	(0.4)	—	3.6
Ending balance, September 30, 2018	$(109.9)	$2.9	$(48.8)	$(155.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2018 were $5.3 million of charges to non-operating other income (expense) net of $1.3 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $(0.6) million of charges in interest expense, net of $0.2 million in provision for income taxes.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2016	$(108.6)	$(0.1)	$(48.3)	$(157.0)
Other comprehensive income (loss) before reclassification	—	(0.1)	20.3	20.2
Amounts reclassified from accumulated other comprehensive income	2.4	0.6	—	3.0
Ending balance, September 30, 2017	$(106.2)	$0.4	$(28.0)	$(133.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2017 were $3.9 million of charges to non-operating other income (expense) net of $1.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.0 million of charges in interest expense, net of $0.4 million in provision for income taxes.

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

Transaction price allocated to the remaining performance obligations

The majority of our contracts are completed within twelve months. For performance obligations that extend beyond one year, we had $302 million of remaining performance obligations as of September 30, 2018, 40% of which we expect to recognize as revenue in 2018 and the remainder in 2019 and beyond.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended		Nine Months Ended
in millions	September 30, 2018		September 30, 2018
Type of Good or Service	FoodTech	AeroTech	FoodTech	AeroTech
Recurring (1)	$129.4	$45.7	$387.6	$135.1
Non-recurring (1)	203.1	103.8	610.1	249.5
Total	$332.5	$149.5	$997.7	$384.6

Geographical Region (2)	FoodTech	AeroTech	FoodTech	AeroTech
North America	$174.7	$105.2	$501.5	$298.2
Europe, Middle East and Africa	101.7	32.8	308.1	58.4
Asia Pacific	27.7	9.2	126.9	25.2
Latin America	28.4	2.3	61.2	2.8
Total	$332.5	$149.5	$997.7	$384.6

(1) Aftermarket parts and services and revenue from leasing contracts are considered recurring revenue. Non-recurring revenue includes new equipment and installation.

(2) Geographical region represents the region in which the end customer resides.

Contract balances

The timing of revenue recognition, billings and cash collections results in Trade receivables, Contract assets, and Advance and progress payments (contract liabilities). Progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. Contract assets exist when revenue recognition occurs prior to billings. Contract assets are transferred to trade receivables when the right to payment becomes unconditional (i.e., when receipt of the amount is dependent only on the passage of time). Conversely, we often receive payments from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Balance Sheet within Trade receivables and Advance and progress payments, respectively, on a contract-by-contract net basis at the end of each reporting period.

Our contract asset and liability balances for the period were as follows:

	Balances as of
in millions	January 1, 2018	September 30, 2018
Contract Assets	$18.2	$87.7
Contract Liabilities	$222.8	$149.1

In the nine months ended September 30, 2018, we recognized approximately 75% of the amount included in Contract Liabilities at January 1, 2018 into revenue.

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

Consolidated Statements of Income:

	As reported	Adjustments	Nine Months Ended
	Nine Months Ended	due to	September 30, 2018
in millions	September 30, 2018	ASC 606	Without Adoption
Revenue	$1,382.4	$(99.9)	$1,282.5
Cost of sales	1,003.4	(75.4)	928.0
Gross profit	379.0	(24.5)	354.5
Income from continuing operations before income taxes	73.6	(24.5)	49.1
Income tax provision (benefit)	12.1	(6.3)	5.8
Net income	61.2	(18.2)	43.0

	As reported	Adjustments	Three Months Ended
	Three Months Ended	due to	September 30, 2018
in millions	September 30, 2018	ASC 606	Without Adoption
Revenue	$481.9	$(17.8)	$464.1
Cost of sales	346.8	(13.7)	333.1
Gross profit	135.1	(4.1)	131.0
Income from continuing operations before income taxes	33.2	(4.1)	29.1
Income tax provision (benefit)	6.8	(1.1)	5.7
Net income	26.4	(3.0)	23.4

Consolidated Balance Sheets:

		Adjustments
	As reported	due to	Balances without
in millions	September 30, 2018	ASC 606	Adoption
Trade receivables, net of allowance	$334.0	$13.6	$347.6
Inventories	256.6	(23.7)	232.9
Other current assets	57.6	(1.0)	56.6
Total current assets	686.7	(11.1)	675.6
Deferred income taxes	14.4	(1.5)	12.9
Total Assets	1,521.2	(12.6)	1,508.6

Accounts payable, trade and other	174.1	0.7	174.8
Advance and progress payments	173.3	(27.4)	145.9
Other current liabilities	148.9	0.8	149.7
Total current liabilities	496.4	(25.9)	470.5
Other liabilities	43.8	1.4	45.2
Retained earnings	354.7	11.9	366.6
Total Liabilities and stockholders' equity	1,521.2	(12.6)	1,508.6

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Basic earnings per share:
Income from continuing operations	$26.4	$26.4	$61.5	$62.3
Weighted average number of shares outstanding	31.9	31.9	31.9	31.3
Basic earnings per share from continuing operations	$0.83	$0.83	$1.93	$1.99
Diluted earnings per share:
Income from continuing operations	$26.4	$26.4	$61.5	$62.3
Weighted average number of shares outstanding	31.9	31.9	31.9	31.3
Effect of dilutive securities:
Restricted stock	0.2	0.4	0.3	0.4
Total shares and dilutive securities	32.1	32.3	32.2	31.7
Diluted earnings per share from continuing operations	$0.82	$0.82	$1.91	$1.97

On August 10, 2018, the Board authorized new share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021, which replaced the prior share repurchase program. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2018				As of December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$14.0	$14.0	$—	$—	$13.1	$13.1	$—	$—
Derivatives	7.6	—	7.6	—	5.2	—	5.2	—
Total assets	$21.6	$14.0	$7.6	$—	$18.3	$13.1	$5.2	$—
Liabilities:
Derivatives	$5.2	$—	$5.2	$—	$5.5	$—	$5.5	$—
Total liabilities	$5.2	$—	$5.2	$—	$5.5	$—	$5.5	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Balance Sheets. Investments include an unrealized gain of $0.3 million as of September 30, 2018 and unrealized gain of $0.5 million as of December 31, 2017.

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which had a notional value at September 30, 2018 of $436.8 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheets:

	As of September 30, 2018		As of December 31, 2017
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other current assets / liabilities	$4.0	$3.8	$3.3	$5.7
Total	$4.0	$3.8	$3.3	$5.7

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

As of September 30, 2018 and December 31, 2017, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2018
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.6	$—	$7.6	$(2.7)	$4.9

(In millions)	As of September 30, 2018
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.2	$—	$5.2	$(2.6)	$2.6

(In millions)	As of December 31, 2017
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.2	$—	$5.2	$(1.3)	$3.9

(In millions)	As of December 31, 2017
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.5	$—	$5.5	$(1.3)	$4.2

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2018	2017	2018	2017
Foreign exchange contracts	Revenue	$(0.8)	$1.3	$(4.3)	$1.2
Foreign exchange contracts	Cost of sales	(0.1)	—	0.1	0.7
Foreign exchange contracts	Other expense (income), net	0.1	0.7	0.4	0.9
Total		(0.8)	2.0	(3.8)	2.8
Remeasurement of assets and liabilities in foreign currencies		0.7	(1.0)	2.2	(1.9)
Net (loss) Gain on foreign currency transactions		$(0.1)	$1.0	$(1.6)	$0.9

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

At September 30, 2018, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $4.0 million and as other comprehensive income, net of tax, of $2.8 million.

Ineffectiveness from cash flow hedges, all of which are interest rate swaps, was immaterial as of September 30, 2017.

Net Investment hedges: We have entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the three months and the nine months ended September 30, 2018, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million.
At September 30, 2018, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other liabilities and as other comprehensive income (loss) of $1.5 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of September 30, 2018, is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

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
Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $232.4 million at September 30, 2018, represent guarantees of our future performance. We also have provided $6.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of September 30, 2018, the gross value of such arrangements was $6.9 million, of which our net exposure under such guarantees was $0.3 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Balance at beginning of period	$13.2	$14.7	$14.5	$14.5
Expense for new warranties	4.0	2.9	9.2	8.9
Adjustments to existing accruals	(0.3)	—	(1.3)	(0.4)
Claims paid	(4.0)	(3.4)	(9.4)	(10.8)
Added through acquisition	0.3	0.6	0.5	2.3
Translation	—	0.2	(0.3)	0.5
Balance at end of period	$13.2	$15.0	$13.2	$15.0

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

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Revenue:
JBT FoodTech	$332.5	$296.1	$997.7	$816.6
JBT AeroTech	149.5	124.8	384.6	334.8
Other revenue and intercompany eliminations	(0.1)	(0.1)	0.1	—
Total revenue	$481.9	$420.8	$1,382.4	$1,151.4

Income before income taxes
Segment operating profit:
JBT FoodTech	$41.9	$37.8	$110.8	$89.4
JBT AeroTech	17.6	15.4	40.2	35.8
Total segment operating profit	59.5	53.2	151.0	125.2
Corporate items:
Corporate expense(1)	(11.3)	(11.0)	(33.5)	(32.4)
Restructuring expense(2)	(11.6)	(0.3)	(32.8)	(1.3)
Operating income	36.6	41.9	84.7	91.5

Other income (expense), net (3)	—	0.3	(0.6)	0.9
Net interest expense	(3.4)	(3.6)	(10.5)	(10.3)
Income from continuing operations before income taxes	$33.2	$38.6	$73.6	$82.1

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)	Refer to Note 14. Restructuring for further information on restructuring expense.

(3)	Other income (expense), net represents components of net benefit costs other than service costs required to be presented outside of income from operations.

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

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million. We incurred no additional expense in the quarter, and have incurred $3.0 million to date. We expect to complete this plan by first quarter of 2019.

In the first quarter of 2018, we implemented a restructuring program ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. During the nine months ended September 30, 2018, we incurred $36.3 million in expense primarily associated with the FoodTech segment, of which $22.4 million is related to consulting fees and $13.9 million is related to severance amounts incurred as a direct result of the 2018 restructuring plan. The total estimated cost in connection with this plan is approximately $50 million, of which we have recognized $36.3 million during the nine months ended September 30, 2018, and the remainder we expect to recognize by mid 2019.

The following table details the amounts reported in Restructuring expense on the consolidated statement of income since the implementation of these plans:

	Cumulative Amount	For the Three Months Ended			Cumulative Amount
(In millions)	As of December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	As of September 30, 2018
2016 restructuring plan
Severance and related expense	$6.1	$—	$—	$—	$6.1
Other	6.2	—	—	—	6.2
2018 and other restructuring plans
Severance and related expense	—	11.0	2.5	0.4	13.9
Other	—	3.4	7.8	11.2	22.4
Total Restructuring charges	$12.3	$14.4	$10.3	$11.6	$48.6

The restructuring expense is primarily associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expenses incurred during the nine months ended September 30, 2018 primarily relate to costs to streamline operations and consolidate facilities as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying balance sheets. The table below details the activities in 2018:

		Impact to Earnings
(In millions)	Balance as of December 31, 2017	Charged to Earnings	Release of Liability	Payments Made	Balance as of September 30, 2018
Severance and related expense	$3.2	$13.9	$(3.5)	$(4.4)	9.2
Other	—	22.4	—	(16.6)	5.8
Total	$3.2	$36.3	$(3.5)	$(21.0)	15.0

We released $3.5 million of the liability during the nine months ended September 30, 2018 which we no longer expect to pay in connection with the 2016 and 2018 restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

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
The Company recorded the tax effects of filing its federal tax return for the 2017 tax year in the period ending September 30, 2018. Consequently, the provisional estimate for the transition tax and the remeasurement of deferred taxes due to the change in the federal tax rate were adjusted. The Company reported a discrete tax expense of $0.6 million for the change in transition tax with the filed tax return and a discrete tax benefit of $1.5 million for the change in remeasurement of deferred taxes due to the change in the federal tax rate.  These updated provisional estimates were computed in accordance with the most recent technical guidance, and updated and disclosed in accordance with SAB 118.

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

•
Execute Impact Initiatives. JBT is enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of products. Additionally, our impact initiatives are designed to support the reduction in operating cost including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organization structure. In AeroTech, we plan to continue to develop advanced military product offering and customer support capability to service global military customers.

•
Maintain Disciplined Acquisition Program. We are also continuing our strategic acquisition program focused on companies that add complementary products, which enable us to offer more comprehensive solutions to customers, and meet our strict economic criteria for returns and synergies.

As we evaluate our operating results, we consider our key performance indicators of segment operating profit, segment operating profit margin, and segment EBITDA.

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

Non-GAAP Financial Measures

The results for the three and nine months ended September 30, 2018 and 2017 include items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2018	2017	2018	2017
Income from continuing operations as reported	$26.4	$26.4	$61.5	$62.3

Non-GAAP adjustments:
Restructuring expense	11.6	0.3	32.8	1.3
Impact on tax provision from Non-GAAP adjustments(1)	(3.0)	(0.1)	(8.4)	(0.4)
Impact on tax provision from mandatory repatriation	0.6	—	0.6	—
Impact on tax provision from rate change on deferred taxes	(1.5)	—	(1.5)	$—
Adjusted income from continuing operations	$34.1	$26.6	$85.0	$63.2

Income from continuing operations as reported	$26.4	$26.4	$61.5	$62.3
Total shares and dilutive securities	32.1	32.3	32.2	31.7
Diluted earnings per share from continuing operations	$0.82	$0.82	$1.91	$1.97

Adjusted income from continuing operations	$34.1	$26.6	$85.0	$63.2
Total shares and dilutive securities	32.1	32.3	32.2	31.7
Adjusted diluted earnings per share from continuing operations	$1.06	$0.82	$2.64	$1.99

(1)    Impact on tax provision was calculated using the Company’s annual effective tax rate of 25.71% and 31.00% for September 30, 2018 and 2017, respectively.

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

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income	$26.4	$25.8	$61.2	$61.1
Gain (loss) from discontinued operations, net of taxes	—	(0.6)	(0.3)	(1.2)
Income from continuing operations as reported	26.4	26.4	61.5	62.3
Provision for income taxes	6.8	12.2	12.1	19.8
Net interest expense	3.4	3.6	10.5	10.3
Depreciation and amortization	15.3	12.8	43.1	37.9
EBITDA	51.9	55.0	127.2	130.3

Restructuring expense	11.6	0.3	32.8	1.3
Adjusted EBITDA	$63.5	$55.3	$160.0	$131.6

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

Impact of Revenue Recognition Rules

Under the new standard, revenue recognition for many areas of JBT’s business remains substantially unchanged; including revenue earned from airport services, maintenance and other service agreements, lease agreements and most of our standard equipment and parts. The costs of our revenue do not change as a result of the new standard. This standard does not change our customer billing or cash flows. However, in certain contracts, we qualify for over time recognition for our manufactured equipment that is highly engineered to unique customer specifications. In addition, due to the nature of certain of our equipment and installation services we combine these into one performance obligation, where under legacy GAAP the equipment and installation revenue were recognized independently. Under ASC 606, revenue recognized for contracts that meet certain criteria result in revenue being recognized as the equipment is being manufactured which is an acceleration of revenue as compared to legacy GAAP of recognizing revenue when shipped to the customer. This conclusion, specific to equipment contracts for which the equipment is highly engineered to unique customer specifications, is dependent on whether our contract with the customer provides us, upon customer cancellation, with an enforceable right to payment for performance completed to date. Where the contract does not provide us with an enforceable right to payment for performance completed to-date, revenue will be recognized at a point in time, usually upon completion of the installation of the equipment. Therefore, some revenue will be recognized at a later date than compared to legacy GAAP. This impacts both equipment contracts with installation that qualify as one performance obligation, and that were previously recognized upon shipment, as well as certain equipment contracts for which revenue was recognized under percentage of completion accounting under legacy GAAP.
During the three and nine months ended September 30, 2018, reported revenues were boosted by the adoption of ASC 606 by approximately $17.8 million and $99.9 million, respectively. The following table shows the components of this change.

in millions	Q1	Q2	Q3	YTD
Previously Recognized (1)	$43.3	$57.7	$13.0	$114.0
Accelerated/Deferred (2)	7.2	(26.1)	4.8	(14.1)
Total ASC 606 Impact	$50.5	$31.6	$17.8	$99.9

(1)     Previously Recognized amounts represent revenue reported in the period for contracts where installation was completed in the quarter, but that were previously recognized under legacy GAAP during 2017 when the equipment was shipped for contracts previously recognized upon shipment, or progress was made for former percentage of completion contracts.

(2)     Accelerated amounts represent revenue accelerated into the period as we are recognizing revenue over time on projects that did not ship by the end of the quarter. This reflects a positive impact on our results, solely due to adoption. Deferred amounts represent revenue not recognized in the period, but would have been under legacy GAAP. This reflects a negative impact on our results, solely due to adoption.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/bps
Revenue	$481.9	$420.8	$61.1
Cost of sales	346.8	299.3	(47.5)
Gross profit	135.1	121.5	13.6
Gross profit %	28.0%	28.9%	-90 bps
Selling, general and administrative expense	79.0	74.0	(5.0)
Research and development expense	5.7	6.9	1.2
Restructuring expense	11.6	0.3	(11.3)
Other expense (income), net	2.2	(1.6)	(3.8)
Operating income	36.6	41.9	(5.3)
Operating income %	7.6%	10.0%	-240 bps
Other (expense) income, net	—	0.3	(0.3)
Interest expense, net	(3.4)	(3.6)	0.2
Income from continuing operations before income taxes	33.2	38.6	(5.4)
Provision for income taxes	6.8	12.2	5.4
Income from continuing operations	26.4	26.4	—
Loss from discontinued operations	—	(0.6)	0.6
Net income	$26.4	$25.8	$0.6

Total revenue for the three months ended September 30, 2018 increased $61.1 million compared to the same period in 2017. This is a 15% increase, with a 10% growth in organic revenues, a 4% gain from the new revenue recognition standard, a 3% gain from acquisitions, offset by 2% decline due to a negative impact from foreign currency translation.

Operating income margin was 7.6% for the three months ended September 30, 2018 compared to 10.0% in the same period in 2017, a decrease of 240 bps, as a result of the following items:

•
Gross profit margin decreased 90 bps to 28.0% compared to 28.9% in the same period last year. This decrease was the result of unfavorable margins from equipment revenue, including an increase in equipment revenue as compared to the prior year as a result of the transition to ASC 606. In addition, foreign currency translation resulted in a gross profit margin decrease of 0.3%. The profit margin erosion was partially offset by a greater contribution of aftermarket revenue.

•
Selling, general and administrative expense increased in dollars but declined as a percentage of revenue from 17.6% in 2017 to 16.4% in 2018 due to the higher revenues and controlled spending, particularly in AeroTech.

•
Research and development expense has decreased in dollars resulting from controlled spending partially offset by continued investment in Elevate new product development initiatives. As a percent of revenue, these expenses have declined to 1.2% compared to 1.6% in the same period last year as revenue increased at a faster pace.

•
In the third quarter of 2018 we recorded restructuring expense of $11.6 million in connection with our 2018 restructuring plan to better leverage the Company's general and administrative resources and improve efficiency globally.

•	Other (income) expense, net increased by $3.8 million primarily due to higher acquisition costs and lower foreign currency gains quarter over quarter.

•	Currency translation reduced operating income by $2.4 million.

Other (expense) income, net decreased from a benefit of $0.3 million in 2017 to expense of $0 million for the three months ended September 30, 2018. This is driven by the reclassification of actuarial losses related to our pension plans from other comprehensive income in the period.

Interest expense, net decreased $0.2 million as the benefit of $0.6 from cross currency swaps more than offset higher interest of $0.4 million resulting from higher average debt levels to fund acquisitions.

Income tax expense for the three months ended September 30, 2018 reflected a lower effective income tax rate of 25.71% compared to 31% in the same period in 2017 reflecting the impacts of the Tax Act. In the three months ended September 30, 2018, we reported a discrete tax expense of $0.6 million for the deemed repatriation transition tax on previously untaxed and un-repatriated earnings of certain foreign subsidiaries and a discrete tax benefit of $1.5 million for the change in remeasurement of deferred taxes due to the change in the federal tax rate.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/bps
Revenue:
JBT FoodTech	$332.5	$296.1	$36.4
JBT AeroTech	149.5	124.8	24.7
Other revenue and intercompany eliminations	(0.1)	(0.1)	—
Total revenue	$481.9	$420.8	$61.1

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$41.9	$37.8	$4.1
JBT FoodTech segment operating profit %	12.6%	12.8%	-20 bps
JBT AeroTech	17.6	15.4	2.2
JBT AeroTech segment operating profit %	11.8%	12.3%	-50 bps
Total segment operating profit	59.5	53.2	6.3
Total segment operating profit %	12.3%	12.6%	-30 bps
Corporate items:
Corporate expense	(11.3)	(11.0)	(0.3)
Restructuring expense	(11.6)	(0.3)	(11.3)
Operating income	$36.6	$41.9	$(5.3)
Operating income %	7.6%	10.0%	-240 bps

Inbound orders(3):
JBT FoodTech	$282.3	$296.4
JBT AeroTech	165.7	144.0
Intercompany eliminations/other	0.1	-
Total inbound orders	$448.1	$440.4

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue for the three months ended September 30, 2018 increased $36.4 million, compared to the third quarter of 2017. This is a 12% increase, with a 6% gain from the new revenue recognition standard, 5% growth in organic revenues, 4% contribution from acquisitions, all offset by 3% in unfavorable foreign currency translation. Organic revenue growth resulted from high demand for aftermarket parts and services with growth in almost all product lines. We achieved new equipment growth primarily in Protein solutions, particularly in Europe, which was offset by lower demand for Liquid Foods equipment.

FoodTech operating profit increased $4.1 million in the third quarter of 2018 compared to the third quarter of 2017. The results reflect 1% decline in gross profit margins, which reflects unfavorable margins from equipment revenue, including equipment revenue resulting from ASC 606. This decline was offset by a greater contribution of aftermarket revenue. Incremental selling, general and administrative costs of $5.9 million primarily from M&A activities and $2.4 million in unfavorable currency translation on earnings resulted in lower operating profit margins which declined to 12.6% from 12.8% in the third quarter of 2017.

JBT AeroTech

AeroTech revenue for the three months ended September 30, 2018 increased $24.7 million, compared to the same period in 2017. This is a 20% increase, all from organic growth, as a result of an increase in mobile equipment revenue, and to a lesser extent, higher fixed equipment revenue and higher service contract revenue from new maintenance contracts.
AeroTech operating profit increased $2.2 million for the three months ended September 30, 2018 compared to the same period in 2017. Operating profit margins decreased 50 bps to 11.8%. AeroTech gross profit margins were down 80 bps due to a litigation settlement and higher material costs partly offset by leveraging of fixed manufacturing costs. Selling, general and administrative expenses for the three months ended September 30, 2018 were $1.8 million higher than the same period in 2017 but were down 30 bps as a result of leveraging higher volumes.
Currency translation did not have a significant impact on operating profit comparative results for AeroTech.
Corporate Expense

Corporate expense increased $0.3 million during the three months ended September 30, 2018, compared to the same period in 2017. This quarter's results were absent of stock compensation forfeiture income of $0.5 million reported in 2017. Further reductions reflect controlled spending. Corporate expense declined as a percentage of sales from 2.6% in the prior year compared to 2.3% in the third quarter 2018.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/bps
Revenue	$1,382.4	$1,151.4	$231.0
Cost of sales	1,003.4	817.5	(185.9)
Gross profit	379.0	333.9	45.1
Gross profit %	27.4%	29.0%	-160 bps
Selling, general and administrative expense	237.4	222.1	(15.3)
Research and development expense	20.7	19.6	(1.1)
Restructuring expense	32.8	1.3	(31.5)
Other expense (income), net	3.4	(0.6)	(4.0)
Operating income	84.7	91.5	(6.8)
Operating income %	6.1%	7.9%	-180 bps
Other (expense) income, net	(0.6)	0.9	(1.5)
Interest expense, net	(10.5)	(10.3)	(0.2)
Income from continuing operations before income taxes	73.6	82.1	(8.5)
Provision for income taxes	12.1	19.8	7.7
Income from continuing operations	61.5	62.3	(0.8)
Loss from discontinued operations	$(0.3)	$(1.2)	$0.9
Net income	61.2	61.1	0.1

Total revenue for the nine months ended September 30, 2018 increased $231.0 million compared to same period in 2017. This is a 20% increase, with an 9% gain from the new revenue recognition standard, a 7% growth in organic revenues, a 3% gain from acquisitions, and a 1% foreign currency translation benefit.

Operating income margin was 6.1% for the nine months ended September 30, 2018 compared to 7.9% in the same period in 2017, a decrease of 180 bps, as a result of the following items:

•
Gross profit margin decreased 160 bps to 27.4% compared to 29.0% in the same period last year. This decrease was partially the result of gross profit percent on revenues required from ASC 606, mark-to-market losses on foreign currency hedging, as well as the result of higher installation costs from execution of projects in the first quarter of the year.

•
Selling, general and administrative expense increased in dollars but declined as a percentage of revenue due to higher revenues and controlled spending. As a percentage of revenue, these expenses have declined to 17.2% compared to 19.3% in the same period last year as revenue increased at a faster pace.

•	Research and development expense increased as we continue to invest in Elevate new product development initiatives.

•
Restructuring expense increased $31.5 million. In the current year we recorded restructuring expense of $32.8 million in connection with our 2018 restructuring plan to better leverage the Company's general and administrative resources and improve efficiency globally.

•	Other (income) expense, net increased by $4 million primarily due to higher acquisition costs.

•	Currency translation reduced operating income by $1.7 million.

Other (expense) income, net increased from a benefit of $0.9 million in 2017 to expense of $0.6 million for the nine months ended September 30, 2018. This is driven by the reclassification of actuarial losses related to our pension plans from other comprehensive income in the period.

Interest expense, net increased $0.2 million primarily due to an increase in expense of $0.9 million from higher interest rates, $0.3 million resulting from higher average debt levels, largely offset by a benefit of $0.6 from cross currency swaps.

Income tax expense for the nine months ended September 30, 2018 reflected an expected effective income tax rate of 25.71% compared to 31% in the same period in 2017. In addition, discrete tax benefits of $6.8 million and $5.9 million were recognized for the nine months ended September 30, 2018 and 2017, respectively, primarily resulting from vesting of stock based compensation.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2018	2017	$/bps
Revenue:
JBT FoodTech	$997.7	$816.6	$181.1
JBT AeroTech	384.6	334.8	49.8
Other revenue and intercompany eliminations	0.1	—	0.1
Total revenue	$1,382.4	$1,151.4	$231.0

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$110.8	$89.4	$21.4
JBT FoodTech segment operating profit %	11.1%	10.9%	20 bps
JBT AeroTech	40.2	35.8	4.4
JBT AeroTech segment operating profit %	10.5%	10.7%	-20 bps
Total segment operating profit	151.0	125.2	25.8
Total segment operating profit %	10.9%	10.9%	0 bps
Corporate items:
Corporate expense	(33.5)	(32.4)	(1.1)
Restructuring expense	(32.8)	(1.3)	(31.5)
Operating income	$84.7	$91.5	$(6.8)
Operating income %	6.1%	7.9%	-180 bps

Inbound orders: (3)
JBT FoodTech	$952.9	$897.3
JBT AeroTech	467.3	365.4
Intercompany eliminations/other	0.2	0.1
Total inbound orders	$1,420.4	$1,262.8

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue for the nine months ended September 30, 2018 increased $181.1 million compared to the same period in 2017. This is a 22% increase, with a 12% gain from the new revenue recognition standard, 6% growth in organic revenues, 3% contribution from acquisitions, and a 1% foreign currency translation benefit. Organic revenue growth resulted from high demand for Protein solutions and higher aftermarket revenue, particularly from Liquid Foods customers.

FoodTech operating profit increased $21.4 million in the nine months ended September 30, 2018 compared to the same period in 2017. Operating profit margins increased by 0.2% driven by higher revenue. The results reflect 2.3% decline in FoodTech gross profit margins. These are the result of higher costs in the first quarter from execution of larger projects and higher revenues associated with ASC 606. Higher sales volumes generating higher gross profit dollars compensated for the gross profit margin erosion and higher spending in selling, general and administrative costs and research and development costs.

JBT AeroTech

AeroTech revenue for the nine months ended September 30, 2018 increased $49.8 million compared to the same period in 2017. This is a 15% increase, with 11% from organic growth, 2% from acquisitions and 1% each from the new revenue recognition standard and from a foreign currency translation benefit. Organic revenue growth primarily reflects an increase in mobile equipment revenue and to a lesser extent, higher service revenue from new maintenance contracts.
AeroTech operating profit increased $4.4 million for the nine months ended September 30, 2018 compared to the same period in 2017. Operating profit margins of 10.5% were 20 bps below the prior year. Gross profit margins declined 60 bps due to an unfavorable mix of equipment and services, a litigation settlement and higher material costs partly offset by leveraging of fixed manufacturing costs. Selling, general and administrative expenses for the nine months ended September 30, 2018 were $3.6 million higher than the same period in 2017, including $1.8 million from acquisitions, but were down 40 bps as a result of leveraging higher volumes.
Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.
Corporate Expense

Corporate expense increased $1.1 million during the nine months ended September 30, 2018, compared to the same period in 2017. This year's results were absent of stock compensation forfeiture income of $0.5 million reported in 2017. Corporate expense declined as a percentage of sales from 2.8% in the prior year compared to 2.4% in 2018, reflective of controlled spending.

Restructuring

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

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million. We incurred no additional expense in the quarter, and have incurred $3.0 million to date. We expect to complete this plan by first quarter of 2019.

In the first quarter of 2018, we implemented a restructuring program ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. During the nine months ended September 30, 2018, we incurred $36.3 million in expense primarily associated with the FoodTech segment, of which $22.4 million is related to consulting fees and $13.9 million is related to severance amounts incurred as a direct result of the 2018 restructuring plan. The total estimated cost in connection with this plan is approximately $50 million, of which we have recognized $36.3 million during the nine months ended September 30, 2018, and the remainder we expect to recognize by mid 2019.

The cumulative cost savings through September 30, 2018 for both the 2016 restructuring plan and the acquired restructuring plans are $8.2 million. The amount and timing of these cost savings were generally consistent with our expectations. A portion of the $8 million in savings was used to fund our JBT Elevate growth initiatives. The cumulative cost savings through September 30, 2018 for the 2018 restructuring plan is $2 million with savings of $1.5 million in cost of goods sold and $0.5 million in selling, general and administrative expenses. For the 2018 restructuring plan, we expect to generate annualized savings of $45 million in total, consisting of approximately $2 million in the fourth quarter of 2018, an incremental $13 million in 2019, and an incremental $28 million in 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of September 30, 2018, or cash plus borrowing capacity under our credit facilities was $394.4 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of September 30, 2018, we had $38.5 million of cash and cash equivalents, $34.4 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign locations. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts are repatriated.

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

Under Internal Revenue Service (“IRS”) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to IRS guidance at September 30, 2018 was approximately $18 million. During 2018, any such loan is expected to be outstanding for less than 30 days, and all such loans are expected to be outstanding for less than 60 days in the aggregate. The U.S. parent may use the proceeds of these intercompany loans to reduce outstanding borrowings under our five-year revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.

On August 10, 2018, the Board authorized new share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021, which replaced the prior share repurchase program. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan.

Cash Flows

Cash flows for the nine months ended September 30, 2018 and 2017 were as follows:

(In millions)	2018	2017
Cash provided by continuing operating activities	$26.6	$69.2
Cash required by investing activities	(84.3)	(129.2)
Cash provided by financing activities	65.2	65.0
Net cash required by discontinued operations	(0.6)	(1.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.4)	1.4
Increase in cash and cash equivalents	$4.5	$5.2

Cash provided by continuing operating activities during the nine months ended September 30, 2018 was $26.6 million, representing a $42.5 million decrease compared to the same period in 2017. The decrease was driven primarily by higher payments related to pension and restructuring and decrease in advance and progress payments year over year. These were partially offset by lower inventory and trade receivables and an increase in accounts payable year over year.

Cash required by investing activities during the nine months ended September 30, 2018 was $84.3 million, a decrease of $44.9 million compared to the same period in 2017, due primarily to decreased acquisition spending in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Cash provided by financing activities of $65.2 million during the nine months ended September 30, 2018 was consistent with the prior year, with proceeds of $184.1 million from 2.3 million shares of common stock issued in 2017 offset by higher borrowings from the Company's credit facility in 2018.

Financing Arrangements

On June 19, 2018, the Company and its wholly owned subsidiary John Bean Technologies Europe B.V. (the “Dutch Borrower” and together with the Company, the “Borrowers”) entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion revolving credit facility that matures in June 2023. The borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness under an existing credit agreement. Revolving loans under the credit facility bear interest, at our option, at LIBOR (subject to a floor rate of zero) or an alternative base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, and LIBOR plus 1%) plus, in each case, a margin dependent on our leverage ratio. We must also pay an annual commitment fee of 15.0 to 35.0 basis points dependent on our leverage ratio. The Credit Agreement contains customary representations, warranties, and covenants, including a minimum interest coverage ratio and maximum leverage ratio, as well as certain events of default.

As of September 30, 2018 we had $489.8 million drawn on the credit facility. Our ability to use the credit facility is limited by the leverage ratio covenant.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of September 30, 2018, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

The Borrowers’ obligations under the Credit Agreement are guaranteed by six of the Company’s domestic subsidiaries and subsequently formed or acquired domestic subsidiaries (the “Domestic Subsidiary Guarantors”), and the Dutch Borrower’s obligations under the Credit Agreement are guaranteed by two of the Company’s Dutch subsidiaries and subsequently formed or acquired Dutch subsidiaries (collectively, the “Foreign Subsidiary Guarantors”). The Borrowers’ obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the tangible and intangible personal property of the Borrowers and the Domestic Subsidiary Guarantors and a pledge of the capital stock of each existing or subsequently acquired or organized domestic Subsidiary or first-tier foreign subsidiary (in each case, limited to 65% of the voting stock and 100% of the non-voting stock of any such foreign subsidiary). The Dutch Borrower’s obligations under the Credit Agreement are secured by a pledge of the existing or subsequently acquired equity interests held directly by the Dutch Borrower and each Foreign Subsidiary Guarantor.
We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of September 30, 2018, some of our debt was effectively fixed rate debt while approximately $264.8 million, or 54%, was subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

We have entered into a cross currency swap agreements that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the three months and the nine months ended September 30, 2018, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2018. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2018. We have concluded that, as of September 30, 2018, our disclosure controls and procedures were:

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

We are in the process of implementing a new enterprise resource planning system ("ERP") that will enhance our business and financial processes and standardize our information systems. We have completed the implementation at several locations and will continue to roll out the ERP in phases over the next several years.

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries as of September 30, 2018, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively, the consolidated interim financial information).
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

/s/ KPMG LLP

Chicago, IL
November 2, 2018

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended September 30, 2018.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2018:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2018 through July 31, 2018	—	$—	—	$8.7
August 1, 2018 through August 31, 2018	—	—	—	8.7
September 1, 2018 through September 30, 2018	—	—	—	8.7
	—	$—	—	$8.7

(1)
Shares repurchased under a share repurchase program for up to $30 million of our common stock that was authorized in 2015 and was set to expire on December 31, 2018. Refer to our Annual Report on Form 10-K for the year ended December 31, 2017, Note 11. Stockholders' Equity for share repurchase program details.

On August 10, 2018, the Board authorized a new share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021, which replaced the prior share repurchase program. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1*	John Bean Technologies Corporation Non-Qualified Savings and Investment Plan As Amended and Restated, Effective January 1, 2019

10.2*	Nineteenth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012)

10.3*	Twentieth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012)

10.4*	Twenty-First Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012)

10.5*	Twenty-Second Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012)

10.6*	Twenty-Third Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012)

15*	Letter re: Unaudited interim financial information.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

John Bean Technologies Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Assistant Corporate Controller and Chief Accounting Officer, and duly authorized officer
(Principal Accounting Officer)
Date: November 2, 2018