Form 10-K
period 2018-12-31
John Bean Technologies CORP
filed 2019-02-28
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
(312) 861-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $2,748,684,609.
At February 22, 2019, there were 31,522,377 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by John Bean Technologies Corporation, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations regarding future performance, strategic plans, income, earnings, cash flows, restructuring and optimization plans and related cost savings, operating improvements, and covenant compliance are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. There are factors that could cause our actual results to differ materially from these forward-looking statements, including but not limited to the factors we describe herein, including under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the following factors:

•	Fluctuations in our financial results;

•	Unanticipated delays or acceleration in our sales cycles;

•	Deterioration of economic conditions;

•	Sensitivity of segments to variable or volatile factors;

•	Changes in demand for our products and services;

•	Changes in commodity prices, including those impacting materials used in our business;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Increases in energy prices;

•	Changes in food consumption patterns;

•	Impacts of pandemic illnesses, food borne illnesses and diseases to various agricultural products;

•	Weather conditions and natural disasters;

•	Acts of terrorism or war;

•	Termination or loss of major customer contracts;

•	Customer sourcing initiatives;

•	Competition and innovation in our industries;

•	Our ability to develop and introduce new or enhanced products and services;

•	Difficulty in developing, preserving and protecting our intellectual property;

•	Our ability to protect our information systems;

•	Adequacy of our internal controls;

•	Our ability to successfully integrate, operate and manage acquired businesses and assets;

•	Loss of key management and other personnel;

•	Potential liability arising out of the installation or use of our systems;

•	Our ability to comply with the laws and regulations governing our U.S. government contracts;

•	Our ability to comply with U.S. and international laws governing our operations and industries;

•	The outcome of pending or future litigation;

•	Increases in tax liabilities;

•	Difficulty in implementing our business strategies; and

•	Availability and access to financial and other resources.

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
ITEM 1.    BUSINESS

We are a leading global technology solutions provider to high-value segments of the food and beverage industry with a focus on proteins, liquid foods and automated system solutions. JBT designs, produces and services sophisticated products and systems for multi-national and regional customers through its FoodTech segment. JBT also sells critical equipment and services to domestic and international air transportation customers through its AeroTech segment.

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

•
Liquid Foods. Our Liquid Foods portfolio includes fruit and juice solutions that extract, concentrate and aseptically process citrus, tomato and other fruits, vegetables, and juices. It also includes in-container solutions for the filling, closing and preservation of fruits, vegetables, soups, sauces, dairy, and pet food products as well as ready-to-eat meals in a wide variety of modern packages. A strategic acquisition completed in 2018 added capabilities in the fresh-cut industry with additional strength in robotic solutions and thermal processing.

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

•	Fixed Equipment. JBT AeroTech provides gate equipment for passenger boarding.

•	Airport Services. JBT AeroTech also maintains airport equipment, systems, and facilities.

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

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. We deliver industrial capacity equipment which includes freezers, citrus juice extractors, preservation systems, coating systems and packaging systems. The installed base of our equipment is a source of recurring revenue from aftermarket products, parts, services, and lease arrangements. Recurring revenue accounted for 38% of our FoodTech total revenue in 2018. Our installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers. We also provide stand-alone and fully integrated automated guided vehicle systems for repetitive material handling requirements, for example in manufacturing and warehouse facilities.

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

Protein. Our fully integrated processing lines often span from the initial point of entry of raw products through further processing and packaging. Our Protein systems include Wolf-Tec Polar Dissolver brine preparation, IMAX injection, Polar Massager marination, Polar Flex Carve maceration, TMAX tenderization, the DSI™ waterjet portioners, slicers and attribute scanner/sorters; the Stein™ coating and seasoning applicators, teflon coated Formcook Contact and Combi Cookers, THERMoFIN® fryers, GYRoCOMPACT® spiral ovens, JSO Jet Stream® ovens; Double D™ Revoband™ linear ovens and cooking systems; XVision systems; C.A.T. FATCAT chillers, ULTRACAT injectors, scales and weighing systems, GLACIERCAT freezers and Tipper Tie Clip packaging systems. Although our solutions are primarily used in the processing of meat and poultry (including nuggets, strips, and wings), we also provide systems that portion, coat or cook other food products ranging from breads and pizzas, seafood, and ready-to-eat meals to pet food.

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

Protein technology offerings accounted for 34%, 34%, and 30% of JBT's total revenue in 2018, 2017, and 2016, respectively.

Liquid Foods. We offer comprehensive processing lines from raw material handling and primary juice extraction through end of line packaging. In the primary space, we supply industrial citrus, tropical and temperate fruit processing equipment and fresh produce pre-processing equipment. Our citrus processing solutions include citrus extractors, finishers, pulp systems, evaporators, and citrus ingredient recovery systems as well as aseptic systems (including sterilizers, fillers, and controls) integrated with bulk aseptic storage systems for not-from-concentrate orange juice. Our READYGo™ family of skid-mounted products includes solutions for aseptic sterilization and bulk filling, as well as ingredients and by-products recovery and clean-up systems. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze® produce juicers. These juicers are used around the world in hotels, restaurants, coffee shops, grocery stores, convenience stores, quick service restaurants, and juice bars.

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

We are a global supplier of fully integrated industrial preservation systems that enable production of shelf stable foods in a wide variety of flexible, rigid, and semi-rigid packages. These integrated solutions for the processing of shelf-stable food and both liquid and powder products include a line of continuous hydrostatic sterilizers, our continuous rotary sterilizers, Steam Water Spray static and SuperAgi™ batch retorts, XL-series fillers, SeamTec™ and X-series closers, material handling systems and LOG-TEC® thermal process controls. We supply high pressure processing equipment providing non-thermal preservation solutions for a broad array of market segments. We are a recognized U.S. Department of Agriculture (USDA) and Food and Drug Administration (FDA) Food Process Authority. We offer consulting services to help design food production processes in accordance with USDA and FDA's stringent requirements. Our automated batch retorts can handle an array of flexible and rigid packages such as plastic pouches, cartons, glass and cans. Our solutions also include specialized material handling systems to automate the handling and tracking of processed and unprocessed containers. Additionally, we offer modeling software as well as thermal processing controls that help our customers optimize and track their cooking processes to allow real time modifications in the case of process deviations.

Liquid Foods solution offerings accounted for 32%, 34%, and 35% of JBT's total revenue in 2018, 2017, and 2016, respectively.

Automated Systems.   We are a leading global supplier of robotic automated guided vehicle systems for material movement in manufacturing and warehouse facilities. We provide engineering services and simulations to evaluate material handling requirements, standard and custom automated guided vehicle hardware and software, and stand-alone (JayBoT®) and fully-integrated system hardware and software for a scalable solution that can be applied individually or across the entire customer enterprise.

Aftermarket Products, Consumables, Parts, and Services. We provide aftermarket products, parts, and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We supply packaging material components for our clip packaging customers in the form of metal clips and hanging loops. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, consulting services such as water treatment, corrosion monitoring control, food safety and process auditing, and the expertise of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts, and services coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing recurring revenue. Sales of aftermarket products, parts and services are consolidated within the total revenue of their related JBT FoodTech businesses. As part of our aftermarket program we offer technology for enterprise asset management and real-time operations monitoring with iOPS™.

Competitors

JBT FoodTech’s major competitors include Advanced Equipment Inc.; Alit SRL; Allpax Products, Inc.; Atlas Pacific Engineering Company, Inc.; Barry-Wehmiller Companies, Inc.; Brown International Corp.; CFT S.p.A.; Egemin Automation Inc.; Elettric 80 S.p.a. Italia; Ferrum; Food Processing Equipment Company; FPS Process Foods Solutions; GEA Group AG; Krones; Marel hf.; METALQUIMIA, S.A.; Mettler-Toledo International, Inc.; Morris & Associates, Inc.; MYCOM; Middleby Corporation; Nantong Freezing Equipment Company, Ltd.; Poly-clip system GmbH & Co. KG; Provisur Technologies, Inc.; Scanico A/S; Shibuya Corporation; Starfrost; Statco Engineering; Steriflow SAS.; Tetra Laval; and Tecnopool S.p.A.

JBT AeroTech

JBT AeroTech supplies customized solutions and services used for applications in the air transportation industry, including airport authorities, airlines, airfreight, ground handling companies, militaries and defense contractors. We believe our strong market positions result from our ability to customize our equipment and services utilizing differentiated technology to meet the specific needs of our customers. We continually strive to improve our existing technologies and develop new technologies by working closely with our well established customer base.

There is a significant installed base of our airport and airline equipment around the world. We are a leading supplier of cargo loaders, passenger boarding bridges, and aircraft deicers. We have also sold a significant number of mobile passenger steps, cargo transporters, and tow tractors that are operating at airports around the world. This installed base provides a source of recurring revenue from aftermarket parts, products, and services. Our installed base also offers continuous access to customer feedback for improvements and new product development.

JBT AeroTech products have been delivered to more than 100 countries. To support this equipment, we have operations located throughout the world. Our principal production facilities are located in the United States (Florida and Utah), Mexico, the United Kingdom and Spain. We also have sales and service offices located in nine countries and collaborative relationships with independent sales representatives, distributors, and service providers in over thirty additional countries.

Solutions, Products, and Services

We offer a broad portfolio of systems, equipment, and services to airport authorities, airlines, air cargo handlers, ground handling companies, militaries and defense contractors.

Mobile Equipment. We supply air cargo loaders, aircraft deicers, mobile power and environmental air conditioning systems, and other mobile ground support equipment to commercial air passenger and freight carriers, ground handlers, militaries and defense contractors.

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

Within mobile equipment, we also have a portfolio of military equipment, including a wide range of cargo loaders, ground power air conditioning, aircraft air compressors, air start, and bleed air units for the U.S. Air Force, the U.S. Navy, international military forces, airframe manufacturers and defense contractors. Mobile equipment technology offerings accounted for 13%, 12%, and 13% of our total revenue in 2018, 2017, and 2016, respectively.

Fixed Equipment. We supply airport gate equipment. Our Jetway® passenger boarding bridges have set the standard for airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959. Our passenger boarding bridges support a range of aircraft types, from regional aircraft up to the Airbus A380. Within fixed equipment, we also supply point-of-use and mobile 400 Hertz and pre-conditioned air units that enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate, as well as remote gate monitoring equipment to improve equipment availability and reduce turn times. We also offer aircraft in-ground service pits to provide utility access on airport ramps, hangars and remote parking areas. Fixed equipment accounted for 10%, 10%, and 11% of our total revenue in 2018, 2017, and 2016, respectively.

Airport Services. We design and manage airport facility infrastructure of technical support programs supplied to airlines and airports at over 20 major locations most of which are in the continental United States. Our specialty services extend to expertise in the development of sustainable and value orientated operation, maintenance, and repair of sophisticated in-line baggage handling systems, gate equipment, facilities, and ground support equipment.

Aftermarket Products, Parts, and Services. We provide aftermarket products, parts, and services for our installed base of JBT AeroTech equipment. We also provide retrofits to accommodate changing operational requirements and continuous, proactive service, including, in some cases, on-site technical personnel for customers operating our equipment. These systems and other services represent an integrated approach to addressing critical problems faced by our customers and ensure that we remain well positioned to respond to their new requirements and strategic initiatives through our strong customer relations. Sales of aftermarket products, parts and services are consolidated within the total revenue of their associated JBT AeroTech businesses.

In support of our focused strategy of meeting our customers’ needs, we have developed a global parts service network to enable us to market with confidence our ability to “provide the right part in the right place.” Our highly experienced global parts representatives help reduce equipment downtime by providing fast, accurate responses to technical questions. We also provide worldwide operations and maintenance training programs to provide maintenance technicians with the tools necessary to deliver the highest possible level of systems reliability.

As part of our aftermarket program we offer technology for enterprise asset management and real-time operations monitoring with iOPSTM.

Competitors

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

We support our sales force with marketing and training programs that are designed to increase awareness of our product offerings and highlight our differentiation while providing a set of sales tools to aid in the sales of our technology solutions. We actively employ a broad range of marketing programs to inform and educate customers, the media, industry analysts, and academia through targeted newsletters, our web-site, seminars, trade shows, user groups, and conferences.

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 740 United States and foreign issued patents and have approximately 233 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 815 registrations and pending applications in the United States and abroad. A substantial majority of these patents, trademarks and tradenames are associated with the FoodTech segment. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Competition
We conduct business worldwide and compete with large multinational companies as well as a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area.

We compete by leveraging our industry expertise to provide differentiated and proprietary technology, integrated systems, high product quality and reliability, and comprehensive aftermarket service. We strive to provide our customers with equipment that delivers a lower total cost of ownership, distinguishing ourselves by providing excellent equipment uptime and increased yields with improved final product quality. Our ability to provide comprehensive sales and service in all major regions of the world, by maintaining local personnel direct in region, differentiates us from regional competition.

Working Capital Practices
In order to provide, and install, custom designed equipment, companies in the food machinery industry generally generate customer deposits, or advance payments, before construction begins. For this reason, FoodTech can be less working capital intensive than many other industrial capital goods industries. AeroTech solutions, which are more standardized, do not generate a significant amount of advance payment from the air transportation industry, and therefore is generally more capital intensive.

Employees
We have approximately 5,800 employees with approximately 3,400 located in the United States. Approximately 8% of our employees in the United States are represented by three collective bargaining agreements.

Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 55% of our international employees are covered under national employee unions.

We maintain good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Customers
No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

Government Contracts
AeroTech supplies equipment and logistics support to the U.S. Department of Defense and international forces. The amount of equipment and parts supplied to these programs is dependent upon annual government appropriations and levels of military spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government and defense contractors are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 19, 2019, are as follows:

Name	Age	Office
Thomas W. Giacomini	53	Chairman, President and Chief Executive Officer
Brian A. Deck	50	Executive Vice President and Chief Financial Officer
Paul Sternlieb	46	Executive Vice President and President, Protein
Carlos Fernandez	49	Executive Vice President and President, Liquid Foods
David C. Burdakin	63	Executive Vice President and President, JBT AeroTech
Bryant Lowery	47	Executive Vice President and Chief Procurement Officer
James L. Marvin	58	Executive Vice President, General Counsel and Assistant Secretary
Jason T. Clayton	42	Executive Vice President, Human Resources
Megan J. Rattigan	50	Vice President, Investor Relations and Controller

THOMAS W. GIACOMINI became the President and Chief Executive Officer of JBT Corporation as well as a member of the JBT Board of Directors in September 2013. In May 2014, Mr. Giacomini was elected Chairman of the Board. Prior to joining JBT, he served as Vice President (since February 2008) of Dover Corporation, a diversified global manufacturer, and President and Chief Executive Officer (since November 2011) of Dover Engineered Systems. Prior to serving in these roles, Mr. Giacomini served as President (from April 2009 to November 2011) and Chief Executive Officer (from July 2009 to November 2011) of Dover Industrial Products and President (from October 2007 to July 2009) of Dover's Material Handling Platform. Mr. Giacomini joined Dover in 2003 following its acquisition of Warn Industries, an industrial manufacturer specializing in vehicle performance enhancing equipment. During his 12 year tenure at Warn Industries he held a variety of leadership roles including President and Chief Operating Officer. Prior to joining Warn Industries, Mr. Giacomini held various positions at TRW, Inc. Mr. Giacomini serves as a director of MSA Safety Incorporated, a global safety equipment manufacturer.

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

BRYANT LOWERY was appointed as Executive Vice President and Chief Procurement Officer of JBT Corporation in November 2018.  Prior to joining JBT, Mr. Lowery served as Vice President, Global Supply Chain at Fortive where he was responsible for global supply chain initiatives across their Gilbarco Veeder-Root / Transportation Technologies Platform, spun off from Danaher in July 2016.  Also during his time at Fortive, he led global procurement activities at Fluke Corporation.  Prior to Danaher, Mr. Lowery served as the Procurement Director at Ingersoll Rand, Residential Solutions Sector from 2012 to 2014.  Prior to Ingersoll Rand he held various engineering, supply-chain and procurement leadership roles of increasing responsibilities at General Motors, Johnson Controls, Whirlpool and Dell.

JAMES L. MARVIN became our Executive Vice President and General Counsel in May 2014, and served as Secretary from July 2008 to August 2018, subsequent to which he has served as Assistant Secretary. From July 2008 until May 2014, Mr. Marvin served as Deputy General Counsel and Secretary, acting as Division Counsel for JBT AeroTech and managing corporate legal matters. Mr. Marvin joined FMC Technologies, Inc. in April 2003, serving as Assistant General Counsel and Assistant Secretary, acting as Division Counsel for FMC Technologies’ Airport Systems Division and managing corporate legal matters. Before joining FMC Technologies in 2003, Mr. Marvin served in the roles of Chief Corporate Counsel and Division Counsel for Corporate Finance at Heller Financial, Inc., a publicly-traded middle-market financial services business. Mr. Marvin was previously a partner with the Chicago-based law firm Katten Muchin Zavis, with a practice focused in commercial financial transactions. Mr. Marvin was a corporate securities attorney with O’Connor Cavanagh Anderson Westover Killingsworth & Beshears in Phoenix, Arizona.

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

MEGAN J. RATTIGAN became a Vice President in August 2014, has served as our Controller since December 2013. In January 2019, she assumed the role of lead Investor Relations. Previously, Ms. Rattigan served as our Chief Accounting Officer (from November 2008 to August 2018) and Director of Financial Control (since July 2008). Ms. Rattigan was FMC Technologies’ Manager of Financial Reporting and Accounting Research from April 2005 until July 2008. Prior to that, Ms. Rattigan served as a consultant to FMC Technologies from January 2002 until April 2005. From July 1998 until December 2001, Ms. Rattigan was Director of Finance for Chart House Enterprises, Inc. Ms. Rattigan is a certified public accountant and began her professional career in the Assurance practice of Ernst & Young LLP in 1992.

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

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, the contractual terms and the number and size of orders in the capital goods industries in which we compete vary significantly over time. The timing of our sales cycle from receipt of orders to shipment of the products or provision of services can significantly impact our sales and income in any given fiscal period. These and any one or more of the factors listed below, among other things, could cause us not to achieve our revenue or profitability expectations in any given period and the resulting failure to meet such expectations could cause a drop in our stock price:

•	volatility in demand for our products and services, including volatility in growth rates in the food processing and air transportation industries;

•	downturns in our customers’ businesses resulting from deteriorating domestic and international economies where our customers conduct substantial business;

•	increases in commodity prices resulting in increased manufacturing costs, such as petroleum-based products, metals or other raw materials we use in significant quantities;

•	supply chain interruptions;

•	changes in pricing policies resulting from competitive pressures, including aggressive price discounting by our competitors and other market factors;

•	our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•	unexpected needs for capital expenditures or other unanticipated expenses;

•	changes in the mix of revenue attributable to domestic and international sales;

•	changes in the mix of products and services that we sell;

•	changes in foreign currency rates;

•	seasonal fluctuations in buying patterns;

•	future acquisitions and divestitures of technologies, products, and businesses;

•	changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments;

•	potential effects of the Referendum of the United Kingdom’s (U.K.) Membership in the European Union (E.U.); and

•	cyber-attacks and other IT threats that could disable our IT infrastructure and create a meaningful inability to operate our business.

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

We operate manufacturing facilities in eleven countries other than the United States, the largest of which are located in Belgium, China, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. Our international sales accounted for 45% of our 2018 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

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
The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and may decide to impose import duties or other restrictions on products or raw materials sourced from those countries. On June 1, 2018, the U.S. government began imposing tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. On July 6, 2018, the U.S. government began imposing tariffs on certain imports from China. We import raw materials from or manufacture our products in China and other such countries subject to these tariffs. Subsequently, the U.S. government imposed additional tariffs on imports from China. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.
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
The potential effects of the Referendum of the U.K.’s Membership in the E.U. have created uncertainties that could have negative effects on us.

In June 2016, the U.K held a Referendum of the U.K.'s Membership in the E.U. (referred to as Brexit), in which voters approved the exit of the United Kingdom from the European Union. Brexit caused significant currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against certain foreign currencies in which we conduct business. As described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars.

Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. Although it is unknown what the terms of exit will be, they may impair the ability of our operations in the E.U. to transact business in the future in the U.K., and similarly the ability of our U.K. operations to transact business in the future in the E.U. Specifically, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the U.K. and the E.U., which could result in decreased demand for our products.

Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, financial condition, results of operations and cash flows. For the year ended December 31, 2018, our U.K. based subsidiaries generated $60.4 million in revenue and we reported $68.2 million from U.K. customers in our global revenues.

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

We regularly evaluate our existing operations, service capacity, and business efficiencies to determine if a realignment or restructuring could improve our results of operations or achieve some other business goal. Our realignment and restructuring initiatives are designed to result in more efficient and increasingly profitable operations. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. In 2018, we implemented a restructuring program to address JBT's global processes, to flatten the organization, improve efficiency, and better leverage general and administrative resources. We have incurred restructuring charges of $47.0 million related to this plan in 2018. We plan to incur $55 million to $60 million in total charges to achieve these objectives. Failure to achieve the expected cost reductions related to these restructuring initiatives could have a material adverse effect on our business and results of operations.

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

Energy prices are volatile. High energy prices have a negative trickledown effect on our customers’ business operations by reducing their profitability because of increased operating costs. Our customers require large amounts of energy to run their businesses, particularly in the air transportation industry. Higher energy prices can reduce passenger and cargo air carrier profitability as a result of increased jet and ground support equipment fuel prices. Higher energy prices also increase food processors’ operating costs through increased energy and utility costs to run their plants, higher priced chemical and petroleum based raw materials used in food processing, and higher fuel costs to run their logistics and service fleet vehicles.

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

In the event an E. coli or other food borne illness causes a recall of meat or produce, the companies supplying those fresh, further processed or packaged forms of those products could be severely adversely affected. Any negative impact on the financial viability of our fresh or processed food provider customers could adversely affect our immediate and recurring revenue base. We also face the risk of direct exposure to liabilities associated with product recalls to the extent that our products are determined to have caused an issue leading to a recall.

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

The U.S. government represented approximately 2% of our 2018 revenue, directly or through subcontracts. Our JBT AeroTech business contracts with the U.S. government and subcontracts with defense contractors conducting business with U.S. government. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government.

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

Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Notwithstanding careful security and controls design, our information technology systems, and those of our third-party providers could become subject to cyber-attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, including, but not limited to, inability to utilize our systems, and denial of access to and misuse of applications required by our clients to conduct business with us. Phishing and other forms of electronic fraud may also subject us to risks associated with improper access to financial assets and customer information. Theft of intellectual property or trade secrets and inappropriate disclosure of confidential information could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity or business delays and could have a material adverse effect on our business. In addition, requirements under the privacy laws of the jurisdictions in which we operate, such as the EU General Data Protection Regulation (GDPR), which took effect in May 2018, impose significant costs that are likely to increase over time.

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

As of December 31, 2018, our foreign subsidiaries held $35.1 million, or 81.7%, of our cash and cash equivalents. We currently intend that cash and cash equivalents held by these foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund working capital requirements, make investments, and repay debt (primarily inter-company). However, if cash and cash equivalents held by foreign subsidiaries are needed in the future to fund our operations in the United States or for the purpose of making certain strategic investments in the U.S. or otherwise, the repatriation of such amounts to the U.S. could result in an incremental tax liability (i.e., withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements), in the period in which the decision to repatriate previously taxed earnings occurs. Payment of any incremental tax liability would reduce the cash available to us to fund our operations or to make such strategic investment in the U.S. or otherwise. Refer to Note 7. Income Taxes for further discussion.
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

On August 10, 2018, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2019 and continuing through December 31, 2021. We intend to fund repurchases through cash flows generated by our operations. The amount and timing of share repurchases are based on a variety of factors. Important factors that could cause us to limit, suspend or delay the Company’s stock repurchases include unfavorable market conditions, the trading price of the Company’s common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates, and the availability of U.S. cash. Repurchases of our shares will reduce the number of outstanding shares of our common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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

Our corporate governance documents and Delaware law may delay or discourage takeovers and business combinations that our stockholders might consider in their best interests.

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

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	JBT FoodTech	271,000	Owned
Orlando, Florida	JBT AeroTech	248,000	Owned
Ogden, Utah	JBT AeroTech	240,000	Owned/Leased
Lakeland, Florida	JBT FoodTech	200,000	Owned
Stratford, Wisconsin	JBT FoodTech	160,000	Owned
Sandusky, Ohio	JBT FoodTech	140,000	Owned
Kingston, New York	JBT FoodTech	133,000	Owned
Chalfont, Pennsylvania	JBT FoodTech	67,000	Leased
Apex, North Carolina	JBT FoodTech	65,000	Owned
Middletown, Ohio	JBT FoodTech	65,000	Leased
Russellville, Arkansas	JBT FoodTech	65,000	Owned
Riverside, California	JBT FoodTech	50,000	Leased

International:
Sint Niklaas, Belgium	JBT FoodTech	289,000	Owned
Helsingborg, Sweden	JBT FoodTech	227,000	Owned/Leased
Araraquara, Brazil	JBT FoodTech	128,000	Owned
Amsterdam, The Netherlands	JBT FoodTech	105,000	Leased
Madrid, Spain	JBT FoodTech, JBT AeroTech	88,000	Owned
Livingston, Scotland	JBT FoodTech	87,000	Owned
Kunshan, China	JBT FoodTech	80,000	Leased
Parma, Italy	JBT FoodTech	72,000	Owned
Almelo, The Netherlands	JBT FoodTech	68,600	Owned
Bridgend, Wales	JBT AeroTech	58,000	Owned
Glinde, Germany	JBT FoodTech	41,000	Leased
Harwich, England	JBT FoodTech	40,000	Leased
Cape Town, South Africa	JBT FoodTech	38,000	Leased
Juarez, Mexico	JBT AeroTech	27,000	Leased

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 22, 2019, there were 1,442 holders of record of our common stock. Information regarding the market prices of our common stock and dividends declared for the two most recent fiscal years is provided in Note 19. Quarterly Information to our Consolidated Financial Statements.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2013 in: (i) our common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John Bean Technologies Corporation, the S&P Smallcap 600 Index
and the Russell 2000 Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
John Bean Technologies Corporation
S&P Smallcap 600
Russell 2000

Issuer purchases of Equity Securities

The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2018 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2018 through October 31, 2018	—	$—	—	$8.7
November 1, 2018 through November 30, 2018	74,877	87.38	74,877	2.2
December 1, 2018 through December 31, 2018 (2)	17,615	82.54	17,615	—
	92,492	$86.46	92,492	$—

(1)	On August 10, 2018, the Board authorized a share repurchase program for up to $30 million of our common stock beginning on January 1, 2019 and continuing through December 31, 2021.

(2)	The trade date for this share repurchase was November 29, 2018.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected financial and other data about us for the most recent five fiscal years. The data has been derived from our Consolidated Financial Statements. The historical Consolidated Balance Sheet data set forth below reflects the assets and liabilities that existed as of the dates presented.

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for the three years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 are derived from our audited Consolidated Financial Statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2016, 2015, 2014 and the income statement and cash flow data for the years ended December 31, 2015 and 2014 were derived from audited financial statements that are not presented in this report.

The following financial information may not reflect what our results of operations, financial position and cash flows will be in the future. In addition, Item 1A. Risk Factors of this report includes a discussion of risk factors that could impact our future results of operations.

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016	2015	2014
Income Statement Data:
Revenue:
JBT FoodTech	$1,361.4	$1,171.9	$928.0	$725.1	$634.7
JBT AeroTech	558.1	463.0	422.5	383.1	350.2
Other revenue and intercompany eliminations	0.2	0.2	—	(0.9)	(0.7)
Total revenue	$1,919.7	$1,635.1	$1,350.5	$1,107.3	$984.2
Operating expenses:
Cost of sales	$1,382.1	$1,164.4	$969.8	$790.4	$719.5
Selling, general and administrative expense	346.8	325.2	267.4	228.5	198.9
Restructuring expense	47.0	1.7	12.3	—	14.5
Operating income:	143.8	143.8	101.0	88.4	51.3
Interest expense, net	13.9	13.6	9.4	6.8	6.0
Pension expense (income), other than service cost	0.9	(2.0)	(2.4)	(0.6)	0.6
Income from continuing operations before income taxes	129.0	132.2	94.0	82.2	44.7
Provision for income taxes	24.6	50.1	26.0	26.2	13.9
Income from continuing operations	104.4	82.1	68.0	56.0	30.8
Loss from discontinued operations, net of income taxes	0.3	1.6	0.4	0.1	—
Net income	$104.1	$80.5	$67.6	$55.9	$30.8

Diluted earnings per share:
Income from continuing operations	$3.24	$2.58	$2.28	$1.88	$1.03
Net income	$3.23	$2.53	$2.27	$1.88	$1.03
Diluted weighted average shares outstanding	32.2	31.9	29.8	29.8	29.9

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.37	$0.36

Common Stock Data:
Common stock sales price range:
High	$123.90	$120.55	$93.55	$51.34	$33.99
Low	$66.28	$80.70	$41.35	$29.69	$25.52

	At December 31,
(In millions)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$1,442.5	$1,391.4	$1,187.4	$876.1	$697.8
Long-term debt, less current portion	387.1	372.7	491.6	280.6	173.8

	Year Ended December 31,
(In millions)	2018	2017	2016	2015	2014
Other Financial Information:
Capital expenditures	$39.8	$37.9	$37.1	$37.7	$36.7
Cash flows provided by continuing operating activities	154.6	106.3	67.9	112.2	78.0
Order backlog (unaudited)	711.3	625.2	557.0	520.7	366.7

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

In 2018 we continue to implement our Elevate plan to capitalize on the leadership position of our businesses and favorable macroecomonic trends. The Elevate plan is based on a four-pronged approach to deliver continued growth and margin expansion.

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

We continue to enhance our approach to Environmental, Social and Corporate Governance (ESG), building on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to improve their operations; and giving back to the communities where we live and work. Both our food equipment and airport equipment businesses have significant growth potential related to clean technologies. Our food equipment and technology continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food processing and beverage customers. Our airport equipment business offers a variety of power options that help its customers meet their environmental objectives. A key ESG objective is to further align our business with our customers in order to support their ambitious quality, financial, and ESG goals.

Non-GAAP Financial Measures

The results for the periods ended December 31, 2018, 2017 and 2016 include several items that affect the comparability of our results. These include significant expenses that are not indicative of our ongoing operations as detailed in the table below:

	Year Ended December 31,
(In millions)	2018	2017	2016
Income from continuing operations as reported	$104.4	$82.1	$68.0

Non-GAAP adjustments
Restructuring expense	47.0	1.7	12.3
Impact on tax provision from Non-GAAP adjustments (1)	(12.4)	(0.5)	(3.9)
Impact on tax provision from mandatory repatriation	0.4	7.7	—
Impact on tax provision from rate change on deferred taxes	(1.5)	7.8	—
Adjusted income from continuing operations	$137.9	$98.8	$76.4

(In millions, except per share data)
Income from continuing operations as reported	$104.4	$82.1	$68.0
Total shares and dilutive securities	32.2	31.9	29.8
Diluted earnings per share from continuing operations	$3.24	$2.58	$2.28

Adjusted income from continuing operations	137.9	98.8	76.4
Total shares and dilutive securities	32.2	31.9	29.8
Adjusted diluted earnings per share from continuing operations	$4.28	$3.10	$2.56

(1)    Impact on tax provision was calculated using the actual rate for the relevant jurisdiction for the years ended December 31, 2018, 2017 and 2016.

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

The table below provides a reconciliation of net income to EBITDA to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2018	2017	2016
Net Income	$104.1	$80.5	$67.6
Loss from discontinued operations, net of taxes	0.3	1.6	0.4
Income from continuing operations as reported	104.4	82.1	68.0
Provision for income taxes	24.6	50.1	26.0
Net interest expense	13.9	13.6	9.4
Depreciation and amortization	57.7	51.7	38.5
EBITDA	200.6	197.5	141.9

Restructuring expense	47.0	1.7	12.3
Adjusted EBITDA	$247.6	$199.2	$154.2

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

The table below provides a reconciliation of cash flow from continuing operations to free cash flows:

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash provided by continuing operating activities	$154.6	$106.3	$67.9
Less: capital expenditures	39.8	37.9	37.1
Plus: proceeds from sale of fixed assets	2.9	2.2	2.3
Plus: pension contributions	19.5	11.2	10.5
Free cash flow (FCF)	137.2	81.8	43.6

Income from continuing operations (ICO)	104.4	82.1	68.0
Impact on tax provision from Tax Act(1)	(1.1)	15.5	—
Adjusted income from continuing operations (AICO)	103.3	97.6	68.0

Free cash flow conversion (FCF divided by AICO)	132.8%	83.8%	64.1%

(1)	The Tax Cuts and Jobs Act required a mandatory repatriation tax and the revaluation of deferred tax balances.

We evaluate our results of operations on both as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing. This calculation may differ from similarly-titled measures used by other companies.

The non-GAAP financial measures disclosed in this Annual Report on Form 10-K are not intended to nor should they be considered in isolation or as a substitute for financial measures prepared in accordance with U.S. GAAP.

Impact of Change in Revenue Recognition Rules

During the quarter and year ended December 31, 2018, reported revenues were positively impacted by the adoption of ASC 606 by approximately $27 million and $127 million, respectively. The following table shows the components of this change, for each of the quarterly periods in 2018.

in millions	Q1	Q2	Q3	Q4	YTD
Previously Recognized (1)	$43.3	$57.7	$13.0	$11.7	$125.7
Accelerated/(Deferred) (2)	7.2	(26.1)	4.8	15.5	1.4
Total ASC 606 Impact	$50.5	$31.6	$17.8	$27.2	$127.1

(1)     Previously Recognized amounts represent revenue reported in the period for contracts where installation was completed in 2018, but that were previously recognized under legacy GAAP during 2017 when the equipment was shipped for contracts previously recognized upon shipment, or progress was made for former percentage of completion contracts.

(2)     Accelerated amounts represent revenue accelerated into the period as we are recognizing revenue over time on projects that did not ship by the end of the quarter. This reflects a positive impact on our results comparable to 2017, solely due to adoption of ASC 606. Deferred amounts represent revenue not recognized in the period, but would have been under legacy GAAP. This reflects a negative impact on our results compared to 2017, solely due to adoption of ASC 606.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue	$1,919.7	$1,635.1	$1,350.5	$284.6	$284.6
Cost of sales	1,382.1	1,164.4	969.8	(217.7)	(194.6)
Gross profit	537.6	470.7	380.7	66.9	90.0
Gross Profit %	28.0%	28.8%	28.2%	-80 bps	60 bps
Selling, general and administrative expense	346.8	325.2	267.4	(21.6)	(57.8)
Restructuring expense	47.0	1.7	12.3	(45.3)	10.6
Operating income	143.8	143.8	101.0	—	42.8
Operating income %	7.5%	8.8%	7.5%	-130 bps	130 bps
Interest expense, net	13.9	13.6	9.4	(0.3)	(4.2)
Pension expense (income), other than service cost	0.9	(2.0)	(2.4)	2.9	0.4
Income from continuing operations before income taxes	129.0	132.2	94.0	(3.2)	38.2
Provision for income taxes	24.6	50.1	26.0	25.5	(24.1)
Income from continuing operations	104.4	82.1	68.0	22.3	14.1
Loss from discontinued operations, net of income taxes	0.3	1.6	0.4	1.3	(1.2)
Net income	$104.1	$80.5	$67.6	$23.6	$12.9

2018 Compared With 2017

Total revenue increased $284.6 million, in 2018 compared to 2017. This is a 17.4% increase, with a 7.8% gain from the new revenue recognition standard, 6.5% growth in organic revenues, and 3.1% gain from acquisitions. Foreign currency translation did not have a significant impact on revenue comparisons.

Operating income margin was 7.5% in 2018 compared to 8.8% in 2017, a decrease of 130bps, as a result of the following items:

•
Gross profit margin decreased 80bps to 28.0% compared to 28.8% in 2017. Gross profit margin decline was due to the incremental revenue and costs of sales reported upon implementation of the new revenue recognition standard. Additionally , gross profit margins increased sequentially each quarter throughout 2018. Gross profit margins began the year by declining 300bps in the first quarter of 2018, compared to 2017, reflective of higher costs on execution of larger projects; and by the end of the year increasing by 120bps in the fourth quarter of 2018, compared to 2017, reflective of ongoing efficiencies and cost savings from the restructuring program.

•
Selling, general and administrative expense decreased as a percent of total revenue to 18.1% compared to 19.9% in 2017 reflecting a favorable impact of 180bps on our operating income margin comparative results. Selling, general and administrative expense increased in dollars but declined as a percentage of revenue due to higher revenues and controlled spending. As a percentage of revenue, net of impact due to change in revenue recognition rules, these expenses have declined by 60bps to 19.3% compared to 19.9% in 2017 as revenue increased at a faster pace.

•
Restructuring expense increased $45.3 million, in 2018 compared to 2017, reflecting an unfavorable impact of 230bps on our operating income margin comparative results. In the current year we recorded restructuring expense of $47 million in connection with our 2018 restructuring plan to better leverage the Company's resources and improve efficiency globally.

•	Currency translation did not have a significant impact on our operating profit comparative results for the Company.

Interest expense, net increased $0.3 million primarily due to an increase in expense of $1.3 million from higher interest rates, $0.3 million resulting from higher average debt levels, largely offset by a benefit of $1.3 million from cross currency swaps.

Pension expense (income), other than service cost, increased from a benefit of $2.0 million in 2017 to expense of $0.9 million in 2018.

Income tax expense for 2018 reflected an effective income tax rate of 19.11% compared to 37.9% in 2017. The lower rate in 2018 primarily reflects the decrease in the United States federal tax rate to 21.0%. In 2017, we recognized $15.5 million in income tax provision resulting from the enactment of the Tax Act in December 2017.

2017 Compared With 2016

Total revenue increased $284.6 million, or $272.8 million in constant currency, in 2017 compared to 2016. This is a 21.1% increase, with a 7.2% growth in organic revenues, 13% gain from acquisitions, and 0.9% from foreign currency translation.

Operating income margin was 8.8% in 2017 compared to 7.5% in the same period in 2016, an increase of 130bps, as a result of the following items:

•	Gross profit margin increased 60bps to 28.8% compared to 28.2% in 2016. This increase was primarily the result of acquisitions.

•
Selling, general and administrative (SG&A) increased both in dollars and as a percentage of revenue by 10bps to 19.9% compared to 19.8% in 2016. These increases are a result of higher relative SG&A expenses from recently acquired companies, including higher amortization costs of acquired intangible assets in 2017 compared to 2016. Additionally, FoodTech, which carries a higher SG&A expense rate than AeroTech, represented a larger mix of JBT revenue at 72% compared to 69% in 2016.

•
Restructuring expense decreased as a percentage of revenue by 80bps to 0.1% compared to 0.9% in 2016. In the prior year we recorded restructuring expense of $12.3 million in connection with our plan to realign portions of the FoodTech business, accelerate sourcing initiatives and consolidate smaller facilities.

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

In the first quarter of 2018, we implemented a restructuring program ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage the Company's resources. The total estimated cost in connection with this plan is expected to be $55 million to $60 million, of which we have recognized $47 million during the year ended December 31, 2018, and the remainder we expect to recognize during 2019.

The cumulative cost savings during December 31, 2018 for the 2018 restructuring plan is $7 million with savings of $4 million in cost of goods sold and $3 million in selling, general and administrative expenses. The amount and timing of these cost savings were generally consistent with our expectations. A portion of the $7 million in savings was used to fund our JBT Elevate growth initiatives. For the 2018 restructuring plan, we expect to generate total annualized savings of approximately $55 million. Remaining approximate incremental cost savings we expect to realize in 2019 and 2020 are as follows:

	During the years ending
(In millions)	December 31, 2019	December 31, 2020
Cost of Sales	$11.4	$16.0
Selling, general and administrative expenses	8.6	12.0
Total incremental cost savings	$20.0	$28.0

For additional financial information about restructuring, refer to Note 18. Restructuring of this Annual Report on Form 10-K.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,			Favorable / (Unfavorable)
(in millions)	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Revenue
JBT FoodTech	$1,361.4	$1,171.9	$928.0	$189.5	$243.9
JBT AeroTech	558.1	463.0	422.5	95.1	40.5
Other revenue and intercompany eliminations	0.2	0.2	—	—	0.2
Total revenue	$1,919.7	$1,635.1	$1,350.5	$284.6	$284.6
Income before income taxes
Segment operating profit:
JBT FoodTech	$169.5	$139.1	$113.2	$30.4	$25.9
JBT FoodTech %	12.5%	11.9%	12.2%	60 bps	-30 bps
JBT AeroTech	64.1	50.7	45.1	13.4	5.6
JBT AeroTech %	11.5%	11.0%	10.7%	50 bps	30 bps
Total segment operating profit	233.6	189.8	158.3	43.8	31.5
Total segment operating profit %	12.2%	11.6%	11.7%	60 bps	-10 bps
Corporate items:
Corporate expense	42.8	44.3	45.0	1.5	0.7
Restructuring expense	47.0	1.7	12.3	(45.3)	10.6
Operating income	143.8	143.8	101.0	—	42.8

Pension expense (income), other than service cost	0.9	(2.0)	(2.4)	2.9	0.4
Net interest expense	13.9	13.6	9.4	(0.3)	(4.2)
Income from continuing operations before income taxes	129.0	132.2	94.0	(3.2)	38.2
Provision for income taxes	24.6	50.1	26.0	25.5	(24.1)
Income from continuing operations	104.4	82.1	68.0	22.3	14.1
Loss from discontinued operations, net of income taxes	0.3	1.6	0.4	1.3	(1.2)
Net income	$104.1	$80.5	$67.6	$23.6	$12.9

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, stock-based compensation, LIFO provisions, restructuring costs, certain employee benefit expenses, interest income and expense and income taxes.

JBT FoodTech

2018 Compared With 2017

FoodTech revenue for the year ended December 31, 2018 increased $189.5 million compared to 2017. This is a 16% increase, with a 9% gain from the new revenue recognition standard, 4% contribution from acquisitions, and a 3% growth in organic revenues. Organic revenue growth resulted primarily from high demand for Protein solutions and increased aftermarket revenue. Foreign currency translation did not have a significant impact on revenue comparisons.
FoodTech operating profit increased $30.4 million in the year ended December 31, 2018 compared to the same period in 2017. Operating profit margins increased by 60bps to 12.5% driven primarily by higher revenue. Higher sales volumes generating higher gross profit dollars compensated for higher selling, general and administrative costs and a 70bps decline in FoodTech gross profit margins. The FoodTech gross profit margin decline was due to the incremental revenue and costs of sales reported upon implementation of the new revenue recognition standard. Additionally, FoodTech gross profit margins increased sequentially each quarter throughout 2018. Gross profit margins declined 330bps in the first quarter of 2018, compared to 2017, reflective of higher costs on execution of larger projects; and increased 300bps in the fourth quarter of 2018, compared to 2017, reflective of ongoing efficiencies and cost savings from the 2018 restructuring plan.
Currency translation did not have a significant impact on our operating profit comparative results for FoodTech.

2017 Compared With 2016

JBT FoodTech’s revenue increased by $243.9 million, or $232.4 million in constant currency, in 2017 compared to 2016. This was a 26% increase, with a 18% contribution from acquisitions, a 7% growth in organic revenues, and remaining 1% growth from foreign currency translation. North American customers drove the majority of this growth, with the remaining growth primarily driven by customers in Europe.

JBT FoodTech's operating profit margin for the year ended December 31, 2017 was 11.9% compared to 12.2% in prior year, a decrease of 30bps. Gross profit margins increased 20bps year-over-year driven by acquisitions. This was more than offset by higher selling, general and administrative costs primarily attributable to recently acquired businesses and higher amortization costs in 2017 compared to 2016.

Currency translation did not have a significant impact on our operating profit comparative results for FoodTech.

JBT AeroTech

2018 Compared With 2017

JBT AeroTech's revenue increased $95.1 million in 2018 compared to 2017. This is a 21% increase, with a 16% growth in organic revenues, a 3% gain from the new revenue recognition standard, and 2% contribution from acquisitions. Revenues from our organic mobile equipment business increased $49.4 million resulting mainly from increased sales of deicers and cargo loaders. Revenues from our fixed equipment business increased $18.4 million of which $13.1 million was due to the new revenue recognition standard with the balance primarily due to higher shipments of passenger boarding bridges and other products to domestic airports. Service revenues increased by $16.6 million driven by higher revenues from new maintenance contracts. Foreign currency translation did not have a significant impact on revenue comparisons.
JBT AeroTech's operating profit margin was 11.5% compared to 11.0% in 2017, reflecting an increase of 50bps. Gross profit margins declined by 40bps primarily due to an unfavorable mix of equipment and services, a litigation settlement and higher material costs partly offset by leveraging of fixed manufacturing costs. Selling, general and administrative expenses in 2018 were $4.2 million higher than 2017, including $2.0 million from acquisitions, but were down 90bps as a result of leveraging higher volumes.
Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.
2017 Compared With 2016

JBT AeroTech's revenue increased $40.5 million, or $40.4 million in constant currency, in 2017 compared to 2016. This was a 10% increase, with a 8% growth in organic revenues and 2% contribution from acquisitions. Revenues from our fixed equipment business increased $16.5 million mainly due to higher shipments of passenger boarding bridges to domestic airports. Service revenues increased by $17.8 million driven by higher revenues from new maintenance contracts. Our organic mobile equipment revenue declined $2.3 million resulting mainly from decreased sales to military customers.

JBT AeroTech's operating profit margin was 11.0% compared to 10.7% in the prior year, reflecting an increase of 30bps. Gross profit margins increased by 30bps driven primarily by our value based selling and material sourcing savings Elevate initiatives. In addition, SG&A as a percent of sales decreased due to improved leveraging of fixed costs. These improvements were partially offset by higher operating expenses in 2017 driven by investment in research and development to support Elevate growth initiatives and acquisition related items.

Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

2018 Compared With 2017

Corporate expense decreased by $1.5 million compared to 2017, driven primarily by a decrease in professional services. Corporate expense as a percent of revenues decreased to 2.2% in 2018 compared to 2.7% in 2017, a decrease of 50bps driven by increased leveraging of fixed costs.

2017 Compared With 2016

Corporate expense decreased by $0.7 million compared to 2016, driven primarily by a $2.8 million reduction in compensation expense and $1.9 million increase in investment income year-over-year, offset by $4.0 million increase in professional services. Corporate expense as a percent of revenues decreased to 2.7% in 2017 compared to 3.3% in 2016, a decrease of 60bps driven by increased leveraging of fixed costs.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31, 2018 and 2017. Inbound orders are not impacted by the adoption of ASC 606.

(In millions)	2018	2017
JBT FoodTech	$1,298.7	$1,184.4
JBT AeroTech	597.2	481.7
Intercompany eliminations/other	0.2	—
Total inbound orders	$1,896.1	$1,666.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31, 2018 and 2017.

(In millions)	2018	2017
JBT FoodTech	$405.4	$371.2
JBT AeroTech	305.9	254.0
Total order backlog	$711.3	$625.2

Order backlog in our JBT FoodTech segment at December 31, 2018 increased by $34.2 million compared to December 31, 2017. Excluding the effect of foreign exchange, FoodTech backlog increased by $48.4 million due to higher demand across all regions. We expect to convert almost all of JBT FoodTech backlog at December 31, 2018 into revenue during 2019.

Order backlog in our JBT AeroTech segment at December 31, 2018 increased by $51.9 million compared to December 31, 2017. The increase was from both fixed and mobile equipment orders. We expect to convert approximately 70% of the JBT AeroTech backlog at December 31, 2018 into revenue during 2019.

Seasonality

We experience seasonality in our operating results. Historically, our revenues and operating income have been lower in the first quarter and highest in the fourth quarter as a result of our customers' purchasing trends.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of December 31, 2018, or cash plus borrowing capacity under our credit facilities was $564.7 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of December 31, 2018, we had $43.0 million of cash and cash equivalents, $35.1 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to IRS guidance at December 31, 2018 was approximately $33.5 million. During 2018, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.
We repurchased $20.0 million of common stock in 2018 under share repurchase plan, authorized on December 2, 2015, which has now terminated.On August 10, 2018, the Board authorized a new share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021, which replaced the prior share repurchase program. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan. Refer to Note 11. Stockholders' Equity for further details.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2018:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$391.0	$0.5	$—	$390.5	$—
Interest payments on long-term debt (b)	57.6	12.8	25.6	19.2	—
Operating leases	39.3	12.6	15.2	6.5	5.0
Amounts due sellers from acquisitions (c)	3.7	3.7	—	—	—
Unconditional purchase obligations (d)	50.3	50.3	—	—	—
Pension and other postretirement benefits (e)	12.4	12.4	—	—	—
Transition tax due under Tax Act (f)	4.7	—	—	1.3	3.4
Total contractual obligations	$559.0	$92.3	$40.8	$417.5	$8.4

(a)
Our available long-term debt is dependent upon our compliance with covenants described under the heading “Financing Arrangements” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements accelerate our obligation to repay the amount due. We were in compliance with all debt covenants as of December 31, 2018.

(b)	Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2018.

(c)
See Note 2. Acquisitions for further details on our recent acquisitions. Amounts remaining due to sellers relate to acquisitions of PLF International Ltd. and Airport Maintenance Support Services, Ltd.

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

(e)	This amount reflects planned contributions in 2019 to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

(f)
This amount reflects the provisional transition tax on the previously untaxed and unrepatriated current and accumulated post-1986 foreign earnings of certain foreign subsidiaries as required by the Tax Act.

The following is a summary of other off-balance sheet arrangements at December 31, 2018:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$30.5	$28.0	$2.2	$—	$0.3
Surety bonds	190.3	73.8	89.6	26.9	—
Total other off-balance sheet arrangements	$220.8	$101.8	$91.8	$26.9	$0.3

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

Cash Flows

Cash flows for each of the three year periods ended on December 31, were as follows:

(In millions)	2018	2017	2016
Cash provided by continuing operating activities	$154.6	$106.3	$67.9
Cash required by continuing investing activities	(94.4)	(139.9)	(266.8)
Cash (required) provided by financing activities	(48.3)	34.7	194.9
Cash required by discontinued operations	(0.7)	(1.7)	(0.5)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.2)	1.4	0.5
Increase (decrease) in cash and cash equivalents	$9.0	$0.8	$(4.0)

2018 Compared with 2017

Cash provided by continuing operating activities in 2018 was $154.6 million, representing a $48.3 million increase compared to 2017. The increase in the operating cash flows is driven by higher income in 2018 compared to 2017 combined with improved working capital cash flows due to lower trade receivables, inventory and higher accounts payable. These increases in operating cash flows were partially offset by higher payments related to pension and restructuring.

Cash required by investing activities during 2018 was $94.4 million, representing a $45.5 million decrease compared to 2017. The change was due primarily to a lower level of investments in acquired companies, where we invested $57.5 million on acquisitions completed during 2018 compared to an investment in 2017 of $104.2 million.

Cash required by financing activities in 2018 was $48.3 million, representing a $83.0 million increase in cash required by financing activities compared to 2017. The change was due primarily to a higher share repurchase and deferred acquisition payments in 2018, as well as proceeds from stock issuances in 2017. On March 6, 2017 we issued 2.3 million shares of common stock which resulted in net proceeds of $184.1 million that was used to repay a portion of our outstanding borrowings under our revolving credit facility in 2017.

2017 Compared with 2016

Cash provided by continuing operating activities in 2017 was $106.3 million, representing a $38.4 million increase compared to 2016. The increase in the operating cash flows is driven by higher income in 2017 compared to 2016 offset by higher investments in working capital in 2017 compared to 2016.

Cash required by investing activities during 2017 was $139.9 million, representing a $126.9 million decrease compared to 2016. The change was due primarily to a lower level of investments in acquired companies, where we invested $104.2 million on acquisitions completed during 2017 compared to an investment in 2016 of $232.0 million.

Cash provided by financing activities in 2017 was $34.7 million, representing a $160.2 million decrease compared to 2017. On March 6, 2017 we issued 2.3 million shares of common stock which resulted in net proceeds of $184.1 million. We used the net proceeds from this offering to repay a portion of our outstanding borrowings under our revolving credit facility and for general corporate purposes. Higher operating cash flows and lower investments in acquisitions allowed for significant reduction in borrowings under our revolving credit facility.

Financing Arrangements

As of December 31, 2018 we had $390.5 million drawn on and $598.6 million of availability under the revolving credit facility. Our ability to use this availability is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of December 31, 2018, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

For additional financial information about our credit agreements, refer to Note 6. Debt of this Annual Report on Form 10-K.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of December 31, 2018, a portion of our variable rate debt was effectively fixed rate debt, while approximately $166 million, or 42%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

We have entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of accumulated other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the year ended December 31, 2018, gains recorded in interest expense, net under the cross currency swap agreements were $1.3 million.

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

Intangible Asset Valuation

Accounting for business combinations requires management to make significant estimates and assumptions at the acquisition date specifically for the valuation of intangible assets. In the year of such acquisitions, critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, future expected cash flows from product sales, customer contracts and acquired technologies, estimated cash flows from the projects when completed, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

Revenue Recognition

We recognize a significant portion of our revenue over time, utilizing the input method of “cost-to-cost” for contracts that provide highly customized equipment and refurbishments of customer-owned equipment for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. We utilize the input method of “cost-to-cost” to recognize revenue over time which requires that we measure progress based on costs incurred to date relative to total estimated cost at completion. These cost estimates are based on significant assumptions and estimates to project the outcome of future events; including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors.

Income Taxes

In determining our current income tax provision, we assessed temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences resulted in deferred tax assets and liabilities which are recorded in our consolidated balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe is more likely than not to be realized based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.
Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We developed our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches, and customer sales commitments. Significant changes in the expected realization of the net deferred tax assets would require that we adjust the valuation allowance, resulting in a change to net income.
On December 22, 2017, Congress passed, and the President signed, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. Tax Code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35.0 percent to 21.0 percent; (2) requiring companies to pay a one-time transitional tax on certain un-repatriated earnings of foreign subsidiaries(“Transition Tax”); (3) generally eliminating U.S. federal income tax on dividends from foreign subsidiaries of U.S. corporations; (4) repealing the domestic production activity deduction; (5) providing for the full expensing of qualified property; (6) adding a new provision designed to tax global intangible low-taxed income (“GILTI”); (7) revising the limitation imposed on deductions for executive compensation paid by publicly-traded companies; (8) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be utilized; (9) creating a base erosion-anti-abuse tax (“BEAT”), a new minimum tax on payments made by certain U.S. corporations to related foreign parties; (10) imposing a new limitation on the deductibility of interest expense; (11) allowing for a deduction related to foreign-derived intangible income (“FDII”); and (12) changing the rules related to the uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017. See Note 7. Income Taxes for further details on the impacts of these changes to the Company.
Defined Benefit Pension

The measurement of pension plans’ costs requires the use of assumptions for discount rates, investment returns, employee turnover rates, retirement rates, mortality rates and other factors. The actuarial assumptions used in our pension reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension and post-retirement benefit obligations. While we believe that the assumptions used are appropriate, differences between assumed and actual experience may affect our operating results.

Our accrued pension liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams.  The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 85% of all pension plan obligations, was 3.73% in 2018 and 2017 and 4.30% in 2016. A decrease of 50 basis points in the discount rate used in our calculation would increase our projected benefit obligation by $15.8 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96% of all pension plan assets, was 6.50% for 2018, 6.75% for 2017 and 7.00% for 2016. For 2019, the rate is expected to be 5.75%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by $1.3 million (pre-tax).

See Note 8. Pension and Post-Retirement and Other Benefit Plans of the notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion of our assumptions and the amounts reported in the Consolidated Financial Statements.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements see Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2018 and 2017, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business..

Foreign Currency Exchange Rate Risk

During 2018, our foreign subsidiaries generated 35.8% of our revenue, the largest component of which was our operations in Sweden which generated 10.4% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by $2.7 million (pre-tax) as of December 31, 2018. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

In July 2018, the Company entered into a series of cross-currency swaps with an aggregate notional of $116.4 million (€100 million) to hedge the currency exchange component of our net investments in certain of our foreign subsidiaries. The aggregate fair value of these swaps was in an asset position of $1.4 million at December 31, 2018. We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates underlying these swaps. A hypothetical 10% adverse movement in the currency exchange rates underlying these swaps from the market rate at December 31, 2018 would have resulted in a loss in value of the swaps by $9.5 million.
Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $391 million in variable rate debt outstanding at December 31, 2018. A hypothetical 10% adverse movement in the interest rate would not significantly impact the annual interest expense.

We have entered into interest rate swaps totaling $225 million to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income. We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an decrease of $1.2 million in the net fair value of our interest rate swaps at December 31, 2018.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of Accounting Standard Update 2014-09 and all related amendments, which established Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.
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

Chicago, Illinois
February 28, 2019

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2018	2017	2016
Revenue:
Product revenue	$1,659.7	$1,376.8	$1,133.1
Service revenue	260.0	258.3	217.4
Total revenue	1,919.7	1,635.1	1,350.5
Operating expenses:
Cost of products	1,182.3	961.1	803.8
Cost of services	199.8	203.3	166.0
Selling, general and administrative expense	346.8	325.2	267.4
Restructuring expense	47.0	1.7	12.3
Operating income:	143.8	143.8	101.0
Pension expense (income), other than service cost	0.9	(2.0)	(2.4)
Interest expense, net	13.9	13.6	9.4
Income from continuing operations before income taxes	129.0	132.2	94.0
Provision for income taxes	24.6	50.1	26.0
Income from continuing operations	104.4	82.1	68.0
Loss from discontinued operations, net of income taxes	0.3	1.6	0.4
Net income	$104.1	$80.5	$67.6

Basic earnings per share:
Income from continuing operations	$3.27	$2.61	$2.31
Loss from discontinued operations	(0.01)	(0.05)	(0.01)
Net income	$3.26	$2.56	$2.30
Diluted earnings per share:
Income from continuing operations	$3.24	$2.58	$2.28
Loss from discontinued operations	(0.01)	(0.05)	(0.01)
Net income	$3.23	$2.53	$2.27
Dividends declared per share	$0.40	$0.40	$0.40
Weighted average shares outstanding:
Basic	31.9	31.4	29.4
Diluted	32.2	31.9	29.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2018	2017	2016
Net income	$104.1	$80.5	$67.6
Other comprehensive income
Foreign currency translation adjustments	(20.3)	20.5	(5.7)
Pension and other post-retirement benefits adjustments, net of tax	(4.4)	(5.2)	(4.8)
Derivatives designated as hedges, net of tax	0.5	1.5	0.7
Other comprehensive (loss) income	(24.2)	16.8	(9.8)
Comprehensive income	$79.9	$97.3	$57.8

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2018	December 31, 2017

Assets
Current Assets:
Cash and cash equivalents	$43.0	$34.0
Trade receivables, net of allowances	253.4	225.8
Contract assets	70.3	90.6
Inventories	206.1	190.2
Other current assets	45.7	48.0
Total current assets	618.5	588.6
Property, plant and equipment, net of accumulated depreciation of $289.9 and $273.3, respectively	239.7	233.0
Goodwill	321.4	301.8
Intangible assets, net	213.9	216.8
Deferred income taxes	15.0	13.1
Other assets	34.0	38.1
Total Assets	$1,442.5	$1,391.4

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt and current portion of long-term debt	$0.5	$10.5
Accounts payable, trade and other	191.2	157.1
Advance and progress payments	145.8	127.6
Accrued payroll	46.8	49.8
Other current liabilities	101.0	96.4
Total current liabilities	485.3	441.4
Long-term debt, less current portion	387.1	372.7
Accrued pension and other post-retirement benefits, less current portion	72.5	85.9
Other liabilities	40.7	49.5
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized through April 27, 2018; no shares issued in 2018 or 2017		—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2018: 31,741,607 issued, and 31,522,377 outstanding; 2017: 31,623,079 issued, and 31,577,182 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2018: 219,230; and 2017: 45,897 shares	(19.3)	(4.0)
Additional paid-in capital	245.9	252.2
Retained earnings	416.5	333.7
Accumulated other comprehensive loss	(186.5)	(140.3)
Total Stockholders' Equity	456.9	441.9
Total Liabilities and Stockholders' Equity	$1,442.5	$1,391.4

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$104.1	$80.5	$67.6
Loss from discontinued operations, net	0.3	1.6	0.4
Income from continuing operations	104.4	82.1	68.0
Adjustments to reconcile net income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation	31.8	29.7	25.4
Amortization	25.9	22.0	13.1
Stock-based compensation	9.7	9.0	9.9
Pension and other post-retirement benefits expense	2.8	(0.2)	(1.0)
Deferred income taxes	4.8	18.3	(0.1)
Other	(22.7)	(0.4)	(0.7)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net and contract assets	(7.2)	(35.8)	(29.0)
Inventories	(7.5)	(23.7)	(2.9)
Accounts payable, trade and other	35.8	8.5	16.1
Advance payments and progress billings	(0.4)	3.4	(17.0)
Accrued pension and other post-retirement benefits, net	(19.5)	(11.2)	(10.5)
Other assets and liabilities, net	(3.3)	4.6	(3.4)
Cash provided by continuing operating activities	154.6	106.3	67.9
Net cash required by discontinued operating activities	(0.7)	(1.7)	(0.5)
Cash provided by operating activities	153.9	104.6	67.4
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(57.5)	(104.2)	(232.0)
Capital expenditures	(39.8)	(37.9)	(37.1)
Proceeds from disposal of assets	2.9	2.2	2.3
Cash required by investing activities	(94.4)	(139.9)	(266.8)
Cash Flows From Financing Activities:
Net proceeds (payments) in short-term debt	0.3	(1.0)	0.9
Proceeds from short-term foreign credit facilities	—	6.8	15.3
Payments of short-term foreign credit facilities	(2.9)	(8.4)	(11.0)
Payment in connection with modification of credit facilities	(468.6)	—	—
Net proceeds (payments) from domestic credit facilities	477.3	(111.8)	62.4
Issuance of long-term debt	—	—	149.5
Repayment of long-term debt	—	(1.5)	(2.0)
Proceeds from stock issuance	—	184.1	—
Excess tax benefits	—	—	1.5
Settlement of taxes withheld on equity compensation awards	(11.3)	(10.5)	(2.6)
Purchase of treasury stock	(20.0)	(5.0)	(4.3)
Dividends	(13.1)	(12.7)	(11.8)
Deferred acquisition payments	(10.0)	(5.3)	(3.0)
Cash (required) provided by financing activities	(48.3)	34.7	194.9
Effect of foreign exchange rate changes on cash and cash equivalents	(2.2)	1.4	0.5
Increase (decrease) in cash and cash equivalents	9.0	0.8	(4.0)
Cash and cash equivalents, beginning of period	34.0	33.2	37.2
Cash and cash equivalents, end of period	$43.0	$34.0	$33.2
Supplemental Cash Flow Information:
Interest paid	$16.0	$13.1	$10.4
Income taxes paid	19.8	24.0	25.8
Acquisition - Deferred Consideration (Non-cash)	3.7	13.8	12.0

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Equity
December 31, 2015	$0.3	$(6.1)	$71.6	$211.1	$(147.2)	$129.7
Net income	—	—	—	67.6	—	67.6
Issuance of common stock	—	3.2	(3.2)	—	—	—
Taxes withheld on issuance of stock-based awards	—	—	(2.6)	—	—	(2.6)
Excess tax benefits on stock-based payment arrangements	—	—	1.5	—	—	1.5
Common stock cash dividends	—	—	—	(12.1)	—	(12.1)
Share repurchases	—	(4.3)	—	—	—	(4.3)
Foreign currency translation adjustments	—	—	—	—	(5.7)	(5.7)
Derivatives designated as hedges, net of income taxes of $0.4	—	—	—	—	0.7	0.7
Pension and other post-retirement liability adjustments, net of income taxes	—	—	—	—	(4.8)	(4.8)
Stock-based compensation expense	—	—	9.9	—	—	9.9
December 31, 2016	0.3	(7.2)	77.2	266.6	(157.0)	179.9
Net income	—	—	—	80.5	—	80.5
Issuance of treasury stock	—	8.2	(8.2)	—	—	—
Issuance of common stock	—	—	184.1	—	—	184.1
Taxes withheld on issuance of stock-based awards	—	—	(10.5)	—	—	(10.5)
Common stock cash dividends	—	—	—	(12.8)	—	(12.8)
Share repurchases	—	(5.0)	—	—	—	(5.0)
Foreign currency translation adjustments	—	—	—	—	20.5	20.5
Derivatives designated as hedges, net of income taxes of $0.9	—	—	—	—	1.5	1.5
Pension and other post-retirement liability adjustments, net of income taxes	—	—	—	—	(5.3)	(5.3)
Cumulative adjustment - Change in accounting policy ASU 2016-09	—	—	0.6	(0.6)	—	—
Stock-based compensation expense	—	—	9.0	—	—	9.0
December 31, 2017	0.3	(4.0)	252.2	333.7	(140.3)	441.9
Net income	—	—	—	104.1	—	104.1
Issuance of treasury stock	—	4.7	(4.7)	—	—	—
OCI tax reclassification	—	—	—	22.0	(22.0)	—
Taxes withheld on issuance of stock-based awards	—	—	(11.3)	—	—	(11.3)
Common stock cash dividends	—	—	—	(13.1)	—	(13.1)
Share repurchases	—	(20.0)	—	—	—	(20.0)
Foreign currency translation adjustments	—	—	—	—	(20.3)	(20.3)
Derivatives designated as hedges, net of income taxes of $0.2	—	—	—	—	0.5	0.5
Pension and other post-retirement liability adjustments, net of income taxes	—	—	—	—	(4.4)	(4.4)
Cumulative adjustment - Change in accounting policy ASC 606 Restatement	—	—	—	(30.2)	—	(30.2)
Stock-based compensation expense	—	—	9.7	—	—	9.7
December 31, 2018	$0.3	$(19.3)	$245.9	$416.5	$(186.5)	$456.9

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowance for doubtful accounts as of December 31, 2018 and 2017 are not material to our financial statements.

Inventories

Inventories are stated at the lower of cost or net realizable value, which includes an estimate for excess and obsolete inventories. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding costs to distribute. Cost is determined on the last-in, first-out (“LIFO”) basis for all domestic inventories, except certain inventories relating to over time contracts, which are stated at the actual production cost incurred to date, reduced by the portion of these costs identified with revenue recognized. The first-in, first-out (“FIFO”) method is used to determine the cost for all other inventories.

Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years; buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in other expense, net on the consolidated statements of income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset. Leasehold improvements are recorded at cost and depreciated over standard life of the type of asset or the remaining life of lease, whichever is shorter.

Capitalized software costs

Other assets include the capitalized cost of internal use software, including Internet web sites, and software sold as part of a product. The assets are stated at cost less accumulated amortization and were $15.7 million and $16.7 million at December 31, 2018 and 2017, respectively. These software costs include the amount paid for purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years. Capitalized software amortization expense was $3.6 million, $2.4 million, and $2.2 million for 2018, 2017 and 2016, respectively.

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

We completed our annual goodwill impairment test as of October 31, 2018 using a quantitative assessment approach. As a result of this assessment we noted that the fair value of each reporting unit exceeds its carrying value and therefore we determined that none of our goodwill was impaired.

Acquired intangible assets

Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from less than 1 year to 15 years. We have determined the trade names for our 2017 and 2016 acquired businesses of Avure, Tipper Tie, C.A.T. and PLF have indefinite lives.

The carrying values of intangible assets with indefinite lives are reviewed for recoverability on an annual basis, and whenever events occur or changes in circumstances indicate that impairment may have occurred. The facts and circumstances considered include an assessment of the recoverability of the cost of intangible assets from future cash flows to be derived from the use of the asset. It is not possible for us to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment. However, any potential impairment would be limited to the carrying value of the indefinite-lived intangible asset.

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

Revenue recognition

The following is our revenue recognition policy beginning January 1, 2018:

Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties when JBT is acting in an agent capacity. We recognize revenue when we satisfy a performance obligation by transferring control of a product or service to a customer.

Performance Obligations & Contract Estimates

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation based on its respective stand-alone selling price and recognized as revenue when, or as, the performance obligation is satisfied. A large portion of our revenue across JBT is derived from manufactured equipment, which may be customized to meet customer specifications.

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

When an obligation is distinct, as defined in ASC 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations. Contract price allocation among multiple obligations is based on standalone selling price of each distinct good or service in the contract. When not sold separately, an estimate of the standalone selling price is determined using expected cost plus a reasonable margin.

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

Within our AeroTech segment we also provide maintenance and repair expertise for baggage handling systems, facilities, gate systems, and ground support equipment. The timing of these contract billings is concurrent with the completion of the services, and therefore we have availed ourselves of the practical expedient that allows us to recognize revenue commensurate with the amount to which we have a right to invoice, which corresponds directly to the value to the customer of our performance completed to date. Refer to Note 12. Revenue for additional disclosures related to revenue recognition.

The following discussion focuses on the revenue recognition methodology in place as of December 31, 2017 and prior.

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

Research and Development

The objectives of our research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products. Research and development costs are expensed as incurred. Research and development expense of $26.9 million, $28.7 million, and $23.6 million for 2018, 2017 and 2016, respectively, is recorded in selling, general and administrative expense.

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

In the consolidated statements of income, earnings from foreign currency derivatives related to sales and remeasurement of sales-related assets, liabilities and contracts are recorded in revenue, while earnings from foreign currency derivatives related to purchases and remeasurement of purchase-related assets, liabilities and contracts are recorded in cost of products. Earnings from foreign currency derivatives related to cash management of foreign currencies throughout the world and remeasurement of cash are recorded in selling, general and administrative expenses.

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

The Company's cross-currency swap agreements synthetically swap U.S. dollar denominated fixed rate debt for Euro denominated fixed rate debt and are designated as net investment hedges for accounting purposes. The gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the consolidated statements of income.

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

Reclassifications

Within our Consolidated Statements of Income, we have condensed research and development expense and other operating expense, net with selling, general and administrative expense for the prior years to conform to current year presentation. In addition, we have reclassified pension expense other than service cost for prior years to conform to current year presentation.

Within our Consolidated Statements of Changes in Stockholders' Equity, we have condensed dividends on stock-based payment arrangements into common stock cash dividends for the prior years to conform to the current year presentation.

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

Upon adoption of the new standard we have availed ourselves of certain practical expedients and elected certain accounting policies as allowed per ASC 606:

•	Upon adoption, we have applied this guidance retrospectively only to contracts that are not completed contracts at the date of initial application.

•	Acquisition costs are expensed and not capitalized as contract assets for contracts with duration of less than one year.

•	We do not disclose information about remaining performance obligations that have original expected durations of one year or less.

•	We do not adjust the transaction price for significant financing component for contracts with duration of less than one year.

•	Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

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

	As Reported		As Restated
	December 31, 2017	Adjustments due to ASC 606	January 1, 2018
Trade receivables, net of allowance, and contract assets	$316.4	$(31.3)	$285.1
Inventories	190.2	103.6	293.8
Other current assets	48.0	0.4	48.4
Deferred income taxes	13.1	6.7	19.8
Total Assets	1,391.4	79.4	1,470.8

Advance and progress payments	127.6	113.1	240.7
Other current liabilities	96.4	(2.3)	94.1
Other long-term liabilities	49.5	(1.2)	48.3
Retained earnings	333.7	(30.2)	303.5
Total Liabilities and Stockholders' Equity	1,391.4	79.4	1,470.8

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits ("ASC 715") - Improving the Presentation of Net Periodic Pension Costs and Net Periodic Postretirement Benefit Cost. The core principle of the ASU is to provide more transparency in the presentation of these costs by requiring the service cost component to be reported in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented separately from the service cost component and outside a subtotal of income from operations. The amendments require that the Consolidated Statements of Income impacts be applied retrospectively, while Balance Sheet changes be applied prospectively. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the new ASU as of January 1, 2018. As such, the Company revised operating income for the years ended December 31, 2017 and 2016 by $2.0 million and $2.4 million, respectively, and reported this in pension expense (income), other than service cost in non operating income. There was no impact to net income or to the Balance Sheet or Statement of Cash Flows.

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

In December 2017, the SEC issued SAB 118 which provides guidance on how companies should account for the tax effects related to The Tax Cuts and Jobs Act (the "Tax Act"). According to SAB 118, companies should make a good faith effort to compute the impact of the Tax Act in a timely manner once the company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements under ASC 740, Income Taxes, which should not extend beyond one year from the enactment date. In accordance with one year reporting window allowed under SAB 118, the Company completed its accounting for the tax impact of the Tax Act on December 22, 2018. Refer to Note 7. Income Taxes for further discussion.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income ("ASC 220"): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The core principle is to reclassify the tax effects of items within accumulated other comprehensive income to retained earnings in order to reflect the adjustment of deferred taxes due to the Tax Cuts and Jobs Act enacted in December 2017. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted in any interim period for reporting periods for which financial statements have not yet been issued. The Company has early adopted this ASU as of December 31, 2018. As a result, the Company reclassified $22.0 million of stranded tax effects related to our U.S. pension and other post-retirement benefit plans out of Accumulated other comprehensive loss and into Retained earnings for the year ended December 31, 2018.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 requires upfront implementation costs incurred in a cloud computing arrangement (or hosting arrangement) that is a service contract to be capitalized and amortized over the term of the arrangement. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted in any interim period for reporting periods for which financial statements have not yet been issued. The Company early adopted this ASU as of October 1, 2018. The adoption did not have a material impact on the Company's financial position, results of operations, comprehensive income, cash flows or disclosures.

Recently Issued Accounting Standards Not Yet Adopted

Beginning in February 2016, the FASB issued ASU No. 2016-02, Leases ("ASC 842"), plus a number of related statements designed to clarify and interpret ASC 842. The new standard will replace most existing lease guidance in U.S. GAAP. The core principle of the ASU is the requirement for lessees to report a right of use asset ("ROU asset") and a lease payment obligation on the balance sheet but recognize expenses on their income statements in a manner similar to today’s accounting, and for lessors the guidance remains substantially similar to current U.S. GAAP. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2018. We have adopted the new standard as of January 1, 2019. Consequently, historical financial statements will not be restated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

During the year ended December 31, 2018 we developed our adoption plan to guide our implementation of ASC 842. We have completed this plan, including surveying our businesses and compiling a central repository of active leases. We are also complete with the implementation of our selected lease accounting software, and with extracting and loading lease data elements required for lease accounting into the software solution. We have developed new lease accounting policies and procedures, changed our internal controls over accounting for leases, and concluded on key estimates including the consolidated lessee discount rate used to evaluate lease classification and calculate the lease liability and right of use assets. We will complete our review for embedded leases during the first quarter 2019. Although we are still finalizing our evaluation of the impact of the new lease accounting guidance, we expect to recognize $30 million to $40 million in ROU assets and lease liabilities in the Balance Sheet upon adoption. Additionally, the Company does not expect the standard to have an impact on the Company’s debt-covenant compliance under its current agreements.

The new standard provides a number of optional practical expedients in transition. We will elect the 'package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard also provides practical expedients for an entity's ongoing accounting. We will elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities including for existing short-term leases of assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases other than leases of vehicles.

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

NOTE 2. ACQUISITIONS

During 2018 and 2017 the Company acquired five businesses for an aggregate consideration of $166 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location	Segment

July 12, 2018	Stock	FTNON	Almelo, Netherlands	FoodTech

A manufacturer of equipment and solutions for the fresh produce, ready meals, and pet food industries.

January 26, 2018	Stock	Schröder	Breidenbach, Germany	FoodTech

Manufacturer of engineered processing solutions to the food industry.

July 31, 2017	Stock	PLF International Ltd.	Harwich (Sussex), England	FoodTech

Manufacturer and leading provider of powder filling systems for global food and beverage, and nutraceutical markets.

July 3, 2017	Stock	Aircraft Maintenance Support Services, Ltd.	Mid Glamorgan, Wales	AeroTech

Manufacturer of military and commercial aviation equipment.

February 24, 2017	Stock	Avure Technologies, Inc.	Middletown, OH	FoodTech

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

The following presents the purchase price allocation of the assets acquired and the liabilities assumed, based on their estimated values:

	PLF	Avure	FTNON (1)	Other(2)	Total
(In millions)
Financial assets	$20.8	$4.3	$17.2	$11.2	$53.5
Inventories	1.0	14.4	4.4	8.8	28.6
Property, plant and equipment	2.2	4.5	3.9	9.9	20.5
Other intangible assets (3)	17.9	20.8	19.0	8.9	66.6
Deferred taxes	(3.5)	(3.6)	(3.4)	(0.5)	(11.0)
Financial liabilities	(5.5)	(10.5)	(20.5)	(9.0)	(45.5)
Total identifiable net assets	$32.9	$29.9	$20.6	$29.3	$112.7

Cash consideration paid	$49.8	$58.9	$43.6	$32.6	$184.9
Holdback payments due to seller	1.8	—	—	1.9	3.7
Total consideration	51.6	58.9	43.6	34.5	$188.6
Cash acquired	15.5	—	4.9	2.2	22.6
Net consideration	$36.1	$58.9	$38.7	$32.3	$166.0

Goodwill	$18.7	$29.0	$23.0	$5.2	$75.9

(1)
The purchase accounting for FTNON is provisional. The valuation of certain working capital balances and income tax balances and residual goodwill related to each is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the year ended December 31, 2018, we refined our estimates for working capital balances by $(1.0) million, property plant and equipment by ($0.5) million, other intangibles by ($0.4) million, and deferred taxes by $1.2 million. The impact of these adjustments during was reflected as a net increase in goodwill of $0.7 million. These adjustments resulted in an immaterial impact to the consolidated statement of income.

(2)	Other balances include AMSS and Schröder.
The purchase accounting for Schröder was final as of December 31, 2018. During the year ended December 31, 2018, we refined our estimates for working capital balances by $0.3 million, deferred tax asset by $0.4 million, and other intangible assets by ($0.8) million. The impact of these Schröder adjustments during the year ended December 31, 2018 was reflected as a net increase in goodwill of $0.1 million. These adjustments resulted in an immaterial impact to the consolidated statement of income.
(3) The acquired intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives, which range from five to twenty years. The intangible assets acquired in 2018 include customer relationships totaling $8.2 million (12 - year weighted average useful life), technology totaling $10.4 million (9 - year weighted average useful life), and tradenames totaling $3.8 million (16 - year weighted average useful life) . The tradenames for Avure and PLF have been determined to have indefinite lives and are reviewed annually for impairment.
The pro forma impact of these acquisitions is not material individually or in aggregate and as such, is not presented.

NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2018	2017
Raw materials	$82.1	$72.6
Work in process	70.6	73.7
Finished goods	118.8	109.2
Gross inventories before LIFO reserves and valuation adjustments	271.5	255.5
LIFO reserves	(48.2)	(48.9)
Valuation adjustments	(17.2)	(16.4)
Net inventories	$206.1	$190.2

Inventories accounted for under the LIFO method totaled $126.6 million and $124.2 million at December 31, 2018 and 2017, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2018	2017
Land and land improvements	$19.6	$17.2
Buildings	110.8	101.5
Machinery and equipment	377.0	366.5
Construction in process	22.2	21.1
	529.6	506.3
Accumulated depreciation	(289.9)	(273.3)
Property, plant and equipment, net	$239.7	$233.0

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2017	$231.8	$7.7	$239.5
Acquisitions	51.4	3.1	54.5
Currency translation	7.6	0.2	7.8
Balance as of December 31, 2017	290.8	11.0	301.8
Acquisitions	24.7	0.3	25.0
Currency translation	(5.2)	(0.2)	(5.4)
Balance as of December 31, 2018	$310.3	$11.1	$321.4

Intangible assets consisted of the following:

	2018		2017
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$165.5	$45.2	$158.8	$33.5
Patents and acquired technology	99.8	38.2	92.1	32.1
Trademarks	23.1	10.3	20.0	9.5
Indefinited lived intangibles assets	15.6	—	15.9	—
Other	14.4	10.8	14.5	9.4
Total intangible assets	$318.4	$104.5	$301.3	$84.5

Intangible asset amortization expense was $22.3 million, $19.6 million, and $10.9 million for 2018, 2017 and 2016, respectively. Annual amortization expense for intangible assets is estimated to be $23.7 million in 2019, $22.8 million in 2020, $22.3 million in 2021, $21.5 million in 2022 and $20.1 million in 2023.

NOTE 6. DEBT

Five-year Revolving Credit Facility

In June 2018, the Company terminated our prior credit facility with $600 million in revolving line of credit and $150 million in incremental term loan, replacing it with the new credit facility described below. As a result of this exchange of credit facility, we capitalized approximately $3.6 million of new lender fees and third party costs as deferred financing costs.

On June 19, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion revolving credit facility that matures in June 2023. The borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness under the previous credit agreement. Revolving loans under the credit facility bear interest, at our option, at LIBOR (subject to a floor rate of zero) or an alternative base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 1%) plus, in each case, a margin dependent on our leverage ratio.

We are required to make periodic interest payments on borrowed amounts and to pay an annual commitment fee of 15.0 to 35.0 basis points, depending on our leverage ratio. As of December 31, 2018 we had $390.5 million drawn on and $598.6 million of availability under the revolving credit facility. The ability to use this availability is limited by the leverage ratio covenant described below.

The obligations under the Credit Agreement are guaranteed by the Company’s domestic and certain foreign subsidiaries and subsequently formed or acquired subsidiaries (the “Guarantors”). The obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the Guarantor’s tangible and intangible personal property and a pledge of the Borrowers' Guarantor’s capital stock.
Our credit facility includes restrictive covenants that, if not met, could lead to renegotiation of our credit facility, a requirement to repay our borrowings, and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. For information, refer to the section entitled “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Our long term debt as of December 31, consisted of the following:

(In millions)	Weighted-Average Interest Rate at December 31, 2018	Maturity Date	2018	2017
Revolving credit facility	3.3%	June 19, 2023	$390.5	$230.5
Term loan			$—	$150.0
Total long-term debt			$390.5	$380.5
Less: current portion			$—	$(7.5)
Long-term debt, less current portion			$390.5	$373.0
Less: unamortized debt issuance costs			$(3.4)	$(0.4)
Long-term debt, net			$387.1	$372.6

NOTE 7. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes for the years ended on December 31, are shown below:

(In millions)	2018	2017	2016
Domestic	$55.2	$72.8	$43.6
Foreign	73.8	59.4	50.4
Income before income taxes	$129.0	$132.2	$94.0

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2018	2017	2016
Current:
Federal	$(1.3)	$13.2	$7.8
State	0.9	1.0	2.2
Foreign	20.2	17.6	16.1
Total current	19.8	31.8	26.1
Deferred:
Federal	3.8	16.6	1.0
State	1.8	1.6	0.3
Foreign	(4.3)	(1.0)	(0.9)
Change in the valuation allowance for deferred tax assets	1.2	0.4	—
Change in deferred tax liabilities due to foreign tax rate change	—	0.3	—
Benefits of operating loss carryforward	2.3	0.4	(0.5)
Total deferred	4.8	18.3	(0.1)
Provision for income taxes	$24.6	$50.1	$26.0

Significant components of our deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2018	2017
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$18.4	$20.5
Accrued expenses and accounts receivable allowances	14.6	13.6
Net operating loss carryforwards	6.9	5.9
Inventories	8.3	5.5
Stock-based compensation	4.8	5.4
Research and development credit carryforwards	11.0	3.4
Foreign tax credit carryforward	—	0.3
Total deferred tax assets	64.0	54.6
Valuation allowance	(3.9)	(2.7)
Deferred tax assets, net of valuation allowance	60.1	51.9
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment	15.3	11.6
Goodwill and amortization	27.4	24.3
Other	1.1	0.6
Total deferred tax liabilities	57.1	49.8
Net deferred tax assets	$3.0	$2.1

Included in our deferred tax assets are tax benefits related to net operating loss carryforwards attributable to our foreign and domestic operations. At December 31, 2018, we had $10.4 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $22.9 million of net operating losses that are available to offset future taxable income through 2025. Of the $22.9 million, approximately $21.5 million of net operating losses in Switzerland are subject to a full valuation allowance. During 2018, we expect to use $4.8 million of net operating losses relating to prior years in the filing of our 2018 corporate income tax returns.

Also included in our deferred tax assets at December 31, 2018 are $2.7 million of U.S. state research and development credit carryforwards, which will expire beginning in 2022, if unused.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2018	2017	2016
Statutory U.S. federal tax rate	21%	35%	35%
Net difference resulting from:
Research and development tax credit	(5)	(4)	(4)
Foreign earnings subject to different tax rates	3	(2)	(3)
Nondeductible expenses	1	1	—
State income taxes	2	2	2
Foreign tax credits	(4)	(1)	(1)
Foreign withholding taxes	1	1	—
Effect of US Law Change	(1)	12	—
Global Intangible Low-Taxed Income (GILTI)	5	—	—
Stock Based Compensation - Excess Tax Benefit	(4)	(5)	—
Other	—	(1)	(1)
Total difference	(2)%	3%	(7)%
Effective income tax rate	19%	38%	28%

The Company does not provide for deferred taxes and foreign withholding taxes on the unremitted previously taxed earnings of approximately $255.7 million as of December 31, 2017, unremitted pre-1987 earnings of approximately $23.9 million, or unremitted current year earnings of approximately $32.7 million of certain international subsidiaries as of December 31, 2018 as these earnings are considered permanently reinvested under ASC 740-30-25-17. In accordance with ASC 740-30-25-17, JBT Management has determined that certain foreign subsidiaries may make distributions out of current-year GAAP earnings of $25.3 million. A distribution from current-year GAAP earnings does not invalidate the indefinite reinvestment assertion of undistributed earnings existing as of the end of it prior fiscal year. The Company has determined that certain foreign subsidiaries may declare and make a distribution out of previously taxed earnings.  The Company has provided the associated material tax impact in connection with such repatriations.  These foreign subsidiaries are deemed permanently reinvested on a prospective basis to maintain foreign business operations and for working capital needs, capital expenditures, and business acquisitions that arise in these foreign jurisdictions.

While the Company is permanently reinvested, in the event that additional foreign funds are needed in the U.S., the Company has the ability to repatriate additional funds out of previously taxed earnings. The repatriation could result in an adjustment to the tax liability for foreign withholding taxes, foreign or U.S. state income taxes, and the impact of foreign currency movements. As such, it is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The following tax years remain subject to examination in the following significant jurisdictions:

Belgium	2015-2018
Brazil	2013-2018
Italy	2014-2018
Netherlands	2013-2018
Sweden	2012-2018
United States	2016-2018

Income Tax Reform Disclosures
On December 22, 2017, Congress passed, and the President signed, the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. Tax Code, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate from 35.0 percent to 21.0 percent (“Rate Change”); (2) requiring companies to pay a one-time transitional tax on certain un-repatriated earnings of foreign subsidiaries (“Transition Tax”); (3) generally eliminating U.S. federal income tax on dividends from foreign subsidiaries of U.S. corporations; (4) repealing the domestic production activity deduction; (5) providing for the full expensing of qualified property; (6) adding a new provision designed to tax global intangible low-taxed income (“GILTI”); (7) revising the limitation imposed on deductions for executive compensation paid by publicly-traded companies; (8) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be utilized; (9) creating a base erosion-anti-abuse tax (“BEAT”), a new minimum tax on payments made by certain U.S. corporations to related foreign parties; (10) imposing a new limitation on the deductibility of interest expense; (11) allowing for a deduction related to foreign-derived intangible income (“FDII”); and (12) changing the rules related to the uses and limitations of net operating loss carryforwards generated in tax years beginning after December 31, 2017. Some of the changes that are material to the company are discussed below in more detail.

The SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") which provided guidance on how companies should account for the tax effects related to the Tax Act. According to SAB 118, companies were to make a good faith effort to compute the impact of the Tax Act in a timely manner once the company obtained, prepared, and analyzed the information needed to complete their accounting requirements under ASC 740. The measurement period for SAB 118 ended December 22, 2018 and companies are now required to report the impact of the Tax Act using existing tax law and other sources of authority.

During 2017, JBT recorded provisional amounts for certain effects of the Tax Act because it had not yet completed its accounting for these effects. During the current year, JBT finalized its accounting and evaluated its positions based on the existing tax law and other sources of authority for the Transition Tax, Rate Change, Bonus Depreciation and other items of the Tax Act.

The Transition Tax was levied on certain previously untaxed accumulated current earnings and profits (“E&P”) of our foreign subsidiaries. JBT reported a provisional estimate of the Transition Tax and record a provisional Transition Tax obligation of $7.7 million, with a corresponding adjustment of $7.7 million to income tax expense for the year ended December 31, 2017. This provisional estimate was computed in accordance with SAB 118. As a result of revised E&P computations that were completed during the reporting period, JBT recognized an additional measurement-period adjustment of $0.2 million to the Transition Tax obligation, with a corresponding adjustment of $0.2 million to income tax expense during the period. JBT finalized its accounting and the Transition Tax resulted in recording a total Transition Tax obligation of $7.9 million, with a corresponding adjustment of $7.9 million to income tax expense.

The Tax Act subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either: (i) recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or (ii) to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Because the Company was evaluating the provision of GILTI as of December 31, 2017, the Company recorded no GILTI related deferred amounts in 2017. After further consideration in the current year, JBT has elected to account for GILTI in the year the tax is incurred.

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

The Tax Act reduces the corporate tax rate to 21.0 percent, effective January 1, 2018. For certain deferred taxes, we recorded a provisional adjustment to decrease net deferred tax assets by $7.0 million, with a corresponding net adjustment to deferred tax expense of $7.0 million for the year ended December 31, 2017. The Company reported a discrete tax benefit of $1.5 million as a result filing the 2017 tax return for the final change in remeasurement of deferred taxes due to the change in the federal tax rate. JBT finalized its accounting and the impact for the change in tax rate resulted in recording a total impact to decrease net deferred taxes assets by $5.5 million, with a corresponding adjustment of $5.5 million to deferred income tax expense.

Certain law changes from the Tax Act require JBT to analyze new items including, but not limited to, limitations on interest deductions, accelerated cost recovery of fixed assets, GILTI, BEAT, FDII, and stranded tax effects within Accumulated Other Comprehensive Income. The Company has made policy decisions as to how to account for the tax effects of these items, as required by authoritative regulatory guidance, and will continue to analyze the impact as additional authoritative and technical guidance is issued and finalized at the federal and state levels. As of the end of the measurement period for SAB 118, December 22, 2018, JBT finalized its accounting for all provisional amounts pursuant to the guidance in SAB 118 for all enactment-date effects of the Tax Act, based on the existing tax law and other sources of authority that existed at the time. The material elements of the Tax Act are reflected in the rate reconciliation as final.

NOTE 8. PENSION AND POST-RETIREMENT AND OTHER BENEFIT PLANS

We sponsor qualified and nonqualified defined benefit pension plans that together cover many of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. We also sponsor a noncontributory plan that provides post-retirement life insurance benefits ("OPEB") to some of our U.S. employees. Foreign-based employees are eligible to participate in either Company-sponsored or government-sponsored benefit plans to which we contribute. We also sponsor separate defined contribution plans that cover substantially all of our U.S. employees and some international employees.

The funded status of our pension plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2018 and 2017, were as follows:

(In millions)	2018	2017
Projected benefit obligation at January 1	$344.9	$317.4
Service cost	1.9	1.7
Interest cost	10.7	10.7
Actuarial (gain) loss	(23.1)	23.9
Plan participants' contributions	0.2	0.1
Benefits paid	(17.4)	(13.8)
Currency translation adjustments	(3.1)	4.9
Projected benefit obligation at December 31	$314.1	$344.9
Fair value of plan assets at January 1	$261.5	$233.0
Company contributions	19.2	11.1
Actual return on plan assets	(19.5)	29.8
Plan participants' contributions	0.2	0.1
Benefits paid	(17.4)	(13.8)
Currency translation adjustments	(0.6)	1.3
Fair value of plan assets at December 31	$243.4	$261.5
Funded status of the plans (liability) at December 31	$(70.7)	$(83.4)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(1.4)	(0.9)
Accrued pension and other post-retirement benefits, less current portion	(69.3)	(82.5)
Net amount recognized	$(70.7)	$(83.4)

The liability associated with the OPEB plan included in our consolidated financial statements was $(3.2) million and $(3.5) million as of December 31, 2018 and 2017, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31, 2018 and 2017 were $187.8 million and $182.4 million, respectively for pensions and $0.1 million and $0.2 million for the OPEB plan, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $305.5 million and $336.2 million at December 31, 2018 and 2017, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31.

Pension costs (income) for the years ended December 31, were as follows:

(In millions)	2018	2017	2016
Service cost	$1.9	$1.7	$1.4
Interest cost	10.7	10.7	11.4
Expected return on plan assets	(16.9)	(17.1)	(18.0)
Settlement charge	—	—	0.1
Amortization of net actuarial loss	6.3	4.3	4.1
Settlement loss recognized	0.7	—	—
Total (income) costs	$2.7	$(0.4)	$(1.0)

OPEB plan costs (income) were not material for the years ended December 31, 2018, 2017, and 2016.

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2018 for the OPEB plan were $(0.1) million and for the pension plans were as follows:

(In millions)	Pensions
Actuarial (gain) loss	$13.3
Amortization of net actuarial loss	(7.0)
Net loss recognized in other comprehensive income	$6.3
Total recognized in net periodic benefit cost and other comprehensive income	$9.0

The Company uses a corridor approach to recognize actuarial gains and losses that result from changes in actuarial assumptions. The corridor approach defers all actuarial gains and losses resulting from changes in assumptions in other accumulated other comprehensive income (loss), such as those related to changes in the discount rate and differences between actual and expected returns on plan assets. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the higher of the market-related value of the assets or the projected benefit obligation for each respective plan. The amortization is on a straight-line basis over the life expectancy of the plan’s participants for the frozen plans and the expected remaining service periods for the other plans. We expect to amortize $5.9 million of net actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit cost in 2019.

Beginning in 2010, the U.S. defined benefit plans were frozen to new entrants and future benefit accruals for non-union participants were discontinued.

The following weighted-average assumptions were used to determine the benefit obligations for the pension plans:

	2018	2017	2016
Discount rate	4.05%	3.48%	4.00%
Rate of compensation increase	3.07%	3.10%	3.09%

The following weighted-average assumptions were used to determine net periodic benefit cost for the pension plans:

	2018	2017	2016
Discount rate	3.47%	3.98%	4.34%
Rate of compensation increase	3.07%	3.10%	3.09%
Expected rate of return on plan assets	6.33%	6.58%	6.83%

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

Our target asset allocations and actual allocations as of December 31, 2018 and 2017 were as follows:

	Target	2018	2017
Equity	30% - 70%	53%	54%
Fixed income	20% - 40%	29%	29%
Real estate and other	10% - 30%	17%	16%
Cash	0% - 10%	1%	1%
		100%	100%

Our actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2018				As of December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$3.8	$3.8	$—	$—	$2.7	$2.7	$—	$—
Equity securities:
Large cap (1)	50.9	—	50.9	—	53.5	—	53.5	—
Small cap (2)	42.9	42.9	—	—	48.8	48.8	—	—
International (3)	34.0	34.0	—	—	39.9	39.9	—	—
Fixed income securities:
Government securities (4)	8.9	—	8.9	—	9.0	—	9.0	—
Corporate bonds (5)	60.5	48.5	12.0	—	61.5	49.0	12.5	—
Real estate and other investments (6)	42.3	16.9	25.4	—	46.1	19.0	27.1	—
Total assets at fair value	$243.3	$146.1	$97.2	$—	$261.5	$159.4	$102.1	$—

(1)	Includes funds that invest primarily in large cap equity securities.

(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.

(3)	Includes funds that invest primarily in international equity securities.

(4)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.

(5)	Includes funds that invest in investment grade bonds, high yield bonds and mortgage-backed fixed income securities.

(6)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by our foreign pension plans.

The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on valuations made using inputs that are either directly or indirectly observable as of the reporting date. Such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. We are able to sell any of our investment funds with notice of no more than 30 days. For more information on the fair value hierarchy, see Note 15. Fair Value of Financial Instruments.

Contributions
We expect to contribute $12.4 million to our pension and other post-retirement benefit plans in 2019. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from our various pension benefit plans through 2028. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions
2019	$15.4
2020	16.4
2021	18.5
2022	17.2
2023	19.0
2024-2028	98.7

Savings Plans
Our U.S. and some international employees participate in defined contribution savings plans that we sponsor. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $13.2 million, $13.5 million and $11.3 million in 2018, 2017 and 2016, respectively.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2018 and 2017 by component are shown in the following table:

	Pension and Other Post-retirement Benefits	Derivatives Designated as Hedges	Foreign Currency Translation	Total
(In millions)
Balance as of January 1, 2017	$(108.6)	$(0.1)	$(48.3)	$(157.0)
Other comprehensive income (loss) before reclassification	(8.1)	0.4	20.5	12.8
Amounts reclassified from accumulated other comprehensive income	2.8	1.1	—	3.9
Balance as of December 31, 2017	(113.9)	1.4	(27.8)	(140.3)
Other comprehensive income (loss) before reclassification	(8.9)	0.7	(19.3)	(27.5)
Amounts reclassified from accumulated other comprehensive income	4.5	(0.2)	(1.0)	3.3
Other comprehensive income (loss) tax reclassification	$(22.1)	$0.1	$—	$(22.0)
Balance as of December 31, 2018	$(140.4)	$2.0	$(48.1)	$(186.5)

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2018 were $6.2 million of charges to pension expense (income), other than service cost of $1.7 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2018 were $0.3 million of benefit in interest expense, net of $0.1 million in provision for income taxes. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2018 were $1.3 million of benefit in interest expense, net of $0.3 million in provision for income taxes.

During the quarter ended December 31,2018, a reclassification of $22 million was made from AOCI jnto retained earnings in order to reflect the adjustment of deferred taxes due to the Tax Cuts and Jobs Act enacted in December 2017 in accordance with ASU 2018-02.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2017 were $4.8 million of charges to pension expense (income), other than service cost of $2.0 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the the year ended December 31, 2017 were $1.2 million of charges in interest expense, net of $0.5 million in provision for income taxes.

NOTE 10. STOCK-BASED COMPENSATION

We recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2018	2017	2016
Stock-based compensation expense	$9.7	$9.0	$9.9
Tax benefit recorded in consolidated statements of income	$7.3	$9.9	$3.9

As of December 31, 2018, there was $12.1 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.9 years.

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

Restricted stock unit awards specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock units generally vest after 3 years of service, but may also vest upon a change of control as defined in the Incentive Compensation Plan. The 2017 Incentive Compensation Plan was approved by stockholders in May 2017. The 2017 Incentive Compensation Plan replaced our prior incentive compensation plan (the “2008 Incentive Compensation Plan”), which remains in existence solely for the purpose of governing the terms of awards that had been granted under the 2008 Incentive Compensation Plan prior to May 2017. The aggregate number of shares of common stock that are authorized for issuance under the 2017 Incentive Compensation Plan is (i) 1,000,000 shares, plus (ii) the number of shares of common stock that remained available for issuance under the 2008 Incentive Compensation Plan on the effective date of the 2017 Incentive Compensation Plan, plus (iii) the number of shares of common stock that were subject to outstanding awards under the 2008 Incentive Compensation Plan on the effective date of the 2017 Incentive Compensation Plan that are canceled, forfeited, returned or withheld without the issuance of shares thereunder.

Impact of Retirement on Outstanding Awards
In the event of a named executive officer’s retirement from the Company upon or after attaining age 62 and a specified number of years of service, any nonvested awards remain outstanding after retirement and vest on the originally scheduled vesting date. This permits flexibility in retirement planning, permits us to provide an incentive for the vesting period and does not penalize our employees who receive awards as incentive compensation when they retire. In 2016, the Committee approved a variation to these terms, permitting the Committee to selectively grant awards that will permit nonvested equity awards outstanding after retirement to vest on their originally scheduled vesting date following a retirement upon or after attaining the age of 62 and 5 years of service. This variation was approved to allow the Company the option to offer long term equity incentive compensation as a means of attracting and retaining personnel hired near their retirement or to incentivize existing employees who are nearing retirement, but who have not been with the Company for a full ten year period.

Restricted Stock Units
A summary of the nonvested restricted stock units as of December 31, 2018 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2017	851,297	$40.61
Granted	94,611	$117.11
Vested	(279,714)	$37.86
Forfeited	(38,290)	$64.46
Nonvested at December 31, 2018	627,904	$51.30

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

For performance-based restricted stock units awards made in 2018, 2017 and 2016; the number of shares to be issued is dependent upon our performance over the three year period ending December 31st of the respective term, with respect to cumulative diluted earnings per share from continuing operations and average operating return on invested capital (ROIC). ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2018, 2017 and 2016, and the forecasted amounts over the remainder of the performance period, we expect to issue a total of 51,507, 48,531 and 121,736 shares at the vesting dates in April 2021, April 2020 and April 2019, respectively. Compensation cost has been measured in 2018 based on these expectations.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2018	2017	2016
Weighted-average grant-date fair value of restricted stock units granted	$117.11	$88.02	$45.18
Fair value of restricted stock vested (in millions)	$29.9	$25.8	$7.0

NOTE 11. STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity (in shares) for the year ended December 31, 2018:

	Common stock outstanding	Common stock held in treasury
December 31, 2017	31,577,182	45,897
Stock awards issued	174,076	(55,548)
Treasury stock purchases	(228,881)	228,881
December 31, 2018	31,522,377	219,230

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

On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of our common stock beginning January 1, 2016 and continuing through December 31, 2018. Shares could be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future awards under the Incentive Compensation Plan. We repurchased $20.0 million of common stock in 2018 and $5.0 million of common stock in 2017 under this plan, which has now terminated.

NOTE 12. REVENUE RECOGNITION

Refer to Note 1 for details of the revenue recognition accounting policy.

Transaction price allocated to the remaining performance obligations

The majority of our contracts are completed within twelve months. For performance obligations that extend beyond one year, we had $287 million of remaining performance obligations as of December 31, 2018, 85% of which we expect to recognize as revenue in 2019 and the remainder in 2020.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	For the Year Ended
in millions	December 31, 2018
Type of Good or Service	FoodTech	AeroTech
Recurring (1)	$518.1	$186.8
Non-recurring (1)	843.3	371.3
Total	$1,361.4	$558.1

Geographical Region (2)	FoodTech	AeroTech
North America	$699.7	$438.5
Europe, Middle East and Africa	394.2	84.2
Asia Pacific	196.4	27.6
Latin America	71.1	7.8
Total	$1,361.4	$558.1

(1) Aftermarket parts and services and revenue from leasing contracts are considered recurring revenue. Non-recurring revenue includes new equipment and installation.

(2) Geographical region represents the region in which the end customer resides.

Contract balances

The timing of revenue recognition, billings and cash collections results in Trade receivables, Contract assets, and Advance and progress payments (contract liabilities). Progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. Contract assets exist when revenue recognition occurs prior to billings. Contract assets are transferred to trade receivables when the right to payment becomes unconditional (i.e., when receipt of the amount is dependent only on the passage of time). Conversely, we often receive payments from our customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Balance Sheet as Contract Assets and within Advance and progress payments, respectively, on a contract-by-contract net basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2018, were a result of normal business activity and not materially impacted by any other factors.

Our contract asset and liability balances for the period were as follows:

	Balances as of
in millions	January 1, 2018	December 31, 2018
Contract Assets	$18.2	$70.3
Contract Liabilities	222.8	124.5

In the year ended December 31, 2018, we recognized $190 million of the amount included in Contract Liabilities at January 1, 2018 into revenue.

Impacts on financial statements

Under the new standard, revenue recognition for many areas of JBT’s business remains substantially unchanged; including revenue earned from airport services, maintenance and other service agreements, lease agreements and most of our standard equipment and parts. The costs of our revenue do not change as a result of the new standard. This standard does not change our customer billing or cash flows. However, in certain contracts, we qualify for over time recognition for our manufactured equipment that is highly engineered to unique customer specifications. In addition, due to the nature of our equipment and installation services we combined these into one performance obligation. Under ASC 606, revenue recognized for contracts that meet certain criteria resulted in revenue being recognized as the equipment is being manufactured which is an acceleration of revenue as compared to our legacy revenue recognition methodology of recognizing revenue, when shipped to the customer. This conclusion, specific to equipment contracts for which the equipment is highly engineered to unique customer specifications, is dependent on whether our contract with the customer provides us, upon customer cancellation, with an enforceable right to payment for performance completed to date. Where the contract does not provide us with an enforceable right to payment for performance completed to-date, revenue was recognized at a point in time, usually upon completion of the installation of the equipment. Therefore, some revenue is recognized at a later date than compared to our legacy revenue recognition methodology. This impacts both equipment contracts with installation that qualify as one performance obligation, and that were previously recognized upon shipment, as well as certain equipment contracts for which revenue was recognized under percentage of completion accounting under legacy GAAP.
The following table summarizes the impacts of adopting ASC 606 on the Company's Consolidated Statements of Income. This table provides visibility into our financial statement presentation had we not adopted ASC 606. It does not necessarily reflect values of future earnings or expected balances. The impact of adopting ASC 606 on our balance sheet as of December 31, 2018 is immaterial.

JBT Corporation	As reported	Adjustments	Year-to-Date
Consolidated Statements of Income	Year-to-Date	due to	December 31, 2018
in millions	December 31, 2018	ASC 606	Without Adoption
Total revenue	$1,919.7	$(127.1)	$1,792.6
Cost of products and services	1,382.1	(99.4)	1,282.7
Operating income	143.8	(27.7)	116.1
Income from continuing operations before income taxes	129.0	(27.7)	101.3
Provision for income taxes	24.6	(7.2)	17.4
Net income	104.1	(20.5)	83.6

Segment Information
Revenue:
JBT FoodTech	$1,361.4	$(113.6)	$1,247.8
JBT AeroTech	558.1	(13.5)	544.6
Intercompany eliminations	0.2	—	0.2
Total revenue	$1,919.7	$(127.1)	$1,792.6

Segment operating profit:
JBT FoodTech	$169.5	$(24.0)	$145.5
JBT AeroTech	64.1	(3.7)	60.4
Total segment operating profit	233.6	(27.7)	205.9
Corporate items	89.8	—	89.8
Operating income	$143.8	$(27.7)	$116.1

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from continuing operations for the respective periods and our basic and diluted shares outstanding:

(In millions, except per share data)	2018	2017	2016
Basic earnings per share:
Income from continuing operations	$104.4	$82.1	$68.0
Weighted average number of shares outstanding	31.9	31.4	29.4
Basic earnings per share from continuing operations	$3.27	$2.61	$2.31
Diluted earnings per share:
Income from continuing operations	$104.4	$82.1	$68.0
Weighted average number of shares outstanding	31.9	31.4	29.4
Effect of dilutive securities:
Restricted stock units	0.3	0.5	0.4
Total shares and dilutive securities	32.2	31.9	29.8
Diluted earnings per share from continuing operations	$3.24	$2.58	$2.28

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

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

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which had a notional value at December 31, 2018 of $509.2 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheets:

	As of December 31, 2018		As of December 31, 2017
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$3.7	$2.1	$3.3	$5.7

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

As of December 31, 2018 and 2017, information related to these offsetting arrangements was as follows:

(in millions)	As of December 31, 2018
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.7	$—	$7.7	$(1.5)	$6.2

Offsetting of Liabilities	As of December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.0	$—	$2.0	$(1.5)	$0.5

(in millions)	As of December 31, 2017
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.2	$—	$5.2	$(1.3)	$3.9

Offsetting of Liabilities	As of December 31, 2017
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.5	$—	$5.5	$(1.3)	$4.2

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the consolidated statements of income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2018	2017	2016
Foreign exchange contracts	Revenue	$(4.6)	$0.2	$(0.5)
Foreign exchange contracts	Cost of sales	(0.4)	0.8	(0.5)
Foreign exchange contracts	Selling, general and administrative expense	0.6	1.0	(1.0)
Total		(4.4)	2.0	(2.0)

Remeasurement of assets and liabilities in foreign currencies		2.8	(2.6)	0.4
Net gain (loss) on foreign currency transactions		$(1.6)	$(0.6)	$(1.6)

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

At December 31, 2018, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $2.7 million and as other comprehensive income, net of tax, of $1.8 million.

Net Investment hedges: We have entered into a cross currency swap agreements that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the year ended December 31, 2018, gains recorded in interest expense, net under the cross currency swap agreements were $1.3 million.
At December 31, 2018, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $1.4 million and as other comprehensive income, net of tax, of $1 million.

Refer to Note 15. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

Credit risk
By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of December 31, 2018, is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2018				As of December 31, 2017
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.3	$12.3	$—	$—	$13.1	$13.1	$—	$—
Derivatives	7.7	—	7.7	—	5.2	—	5.2	—
Total assets	$20.0	$12.3	$7.7	$—	$18.3	$13.1	$5.2	$—

Liabilities:
Derivatives	$2.0	$—	$2.0	$—	$5.5	$—	$5.5	$—
Total liabilities	$2.0	$—	$2.0	$—	$5.5	$—	$5.5	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Balance Sheets. Investments include an unrealized loss of $2.4 million as of December 31, 2018 and unrealized gain of $0.5 million as of December 31, 2017.

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

The carrying values and the estimated fair values of our debt financial instruments as of December 31 are as follows:

	2018		2017
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires June 19, 2023	$390.5	$390.5	$230.5	$230.5
Term loan	—	—	150.0	150.0
Foreign credit facilities	—	—	2.7	2.7
Other	0.5	0.5	0.2	0.2

The carrying values of the borrowings approximate their fair values due to their variable interest rates.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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
Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $222.1 million at December 31, 2018, represent guarantees of our future performance. We also have provided approximately $6.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of December 31, 2018, the gross value of such arrangements was $5.0 million, of which our net exposure under such guarantees was $0.3 million.

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

(In millions)	2018	2017
Balance at beginning of the year	$14.5	$14.5
Expenses for new warranties	13.4	12.7
Adjustments to existing accruals	(1.9)	(0.4)
Claims paid	(12.6)	(15.2)
Added through acquisition	0.5	2.4
Translation	(0.4)	0.5
Balance at end of year	$13.5	$14.5

Leases
We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $10.5 million, $5.3 million and $6.2 million in 2018, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018, for the following fiscal years were:

(In millions)	Total Amount	2019	2020	2021	2022	2023	After 2024
Operating lease obligations	$39.3	$12.6	$9.6	$5.6	$3.6	$2.9	$5.0

NOTE 17. BUSINESS SEGMENTS

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

Segment revenue and segment operating profit
Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information is as follows:

(In millions)	2018	2017	2016
Revenue
JBT FoodTech	$1,361.4	$1,171.9	$928.0
JBT AeroTech	558.1	463.0	422.5
Intercompany eliminations	0.2	0.2	—
Total revenue	$1,919.7	$1,635.1	$1,350.5

Income before income taxes
Segment operating profit:
JBT FoodTech	$169.5	$139.1	$113.2
JBT AeroTech	64.1	50.7	45.1
Total segment operating profit	233.6	189.8	158.3
Corporate items:
Corporate expense (1)	42.8	44.3	45.0
Restructuring expense (2)	47.0	1.7	12.3
Operating income	143.8	143.8	101.0

Pension expense (income), other than service cost	0.9	(2.0)	(2.4)
Net interest expense	13.9	13.6	9.4
Income from continuing operations before income taxes	129.0	132.2	94.0
Provision for income taxes	24.6	50.1	26.0
Income from continuing operations	104.4	82.1	68.0
Loss from discontinued operations, net of income taxes	0.3	1.6	0.4
Net income	$104.1	$80.5	$67.6

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Refer to Note 18. Restructuring for further information on restructuring expense.

Segment operating capital employed and segment assets

(In millions)	2018	2017	2016
Segment operating capital employed (1):
JBT FoodTech	$829.0	$802.2	$654.2
JBT AeroTech	148.4	157.5	125.9
Total segment operating capital employed	977.4	959.7	780.1
Segment liabilities included in total segment operating capital employed (2)	440.1	405.6	365.2
Corporate (3)	25.0	26.1	42.1
Total assets	$1,442.5	$1,391.4	$1,187.4

Segment assets:
JBT FoodTech	$1,172.4	$1,134.7	$950.5
JBT AeroTech	245.1	230.6	194.8
Total segment assets	1,417.5	1,365.3	1,145.3
Corporate (3)	25.0	26.1	42.1
Total assets	$1,442.5	$1,391.4	$1,187.4

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

(In millions)	2018	2017	2016
Revenue (by location of customers):
United States	$1,063.0	$967.1	$807.7
All other countries	856.7	668.0	542.8
Total revenue	$1,919.7	$1,635.1	$1,350.5

(In millions)	2018	2017	2016
Long-lived assets:
United States	$166.0	$161.6	$154.1
Brazil	12.8	13.9	12.6
All other countries	81.0	75.7	57.8
Total long-lived assets	$259.8	$251.2	$224.5

Other business segment information

	Capital Expenditures			Depreciation and Amortization
(In millions)	2018	2017	2016	2018	2017	2016
JBT FoodTech	$33.1	$34.6	$30.7	$51.6	$46.8	$34.6
JBT AeroTech	3.7	2.6	3.9	3.0	2.5	2.2
Corporate	3.0	0.7	2.5	3.1	2.4	1.7
Total	$39.8	$37.9	$37.1	$57.7	$51.7	$38.5

NOTE 18. RESTRUCTURING

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

In the first quarter of 2016, we implemented our optimization program ("2016 restructuring plan") to realign FoodTech’s Protein business in North America and Liquid Foods business in Europe, accelerate JBT’s strategic sourcing initiatives, and consolidate smaller facilities. The total estimated cost in connection with this plan was approximately $12.0 million. We completed this plan in the first quarter 2018, and in doing so released $1.7 million in remaining liability during the quarter. Approximately half of this release was related to amounts we no longer expect to pay in connection with this plan due to actual severance payments differing from original estimates and natural attrition of employees. The remainder was included in the restructuring liability balance recorded in the first quarter attributable to the 2018 restructuring plan described below.

During the fourth quarter of 2016, we acquired and implemented a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. The total estimated cost in connection with this plan is approximately $4.0 million. We incurred no additional expense during the year ended December 31, 2018, and have incurred $3.0 million to date. We expect to complete this plan by first quarter of 2019.

In the first quarter of 2018, we implemented a restructuring program ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage the Company's resources. During the year ended December 31, 2018, we incurred $53.2 million in expense primarily associated with the FoodTech segment, of which $34.7 million is related to consulting fees and $18.5 million is related to severance amounts incurred as a direct result of the 2018 restructuring plan. The total estimated cost in connection with this plan is expected to be $55 million to $60 million, of which we have recognized $47 million during the year ended December 31, 2018, and the remainder we expect to recognize during 2019.

The following table details the amounts reported in Restructuring expense for 2018 restructuring plan on the consolidated statement of income since the implementation of this plan:

	Cumulative Amount	For the Quarter Ended				Cumulative Amount
(In millions)	As of December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	As of December 31, 2018
Severance and related expense	—	11.0	2.5	0.4	4.6	18.5
Other	—	3.4	7.8	11.2	12.3	34.7
Total Restructuring charges	$—	$14.4	$10.3	$11.6	$16.9	$53.2

The restructuring expense is associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expenses incurred during the year ended December 31, 2018 primarily relate to costs to streamline operations and consolidate facilities as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying consolidated balance sheets. Details of the restructuring activity for the years ended December 31, 2018 and 2017 are as follows:

(In millions)	Balance as of December 31, 2017	Charged to Earnings	Releases	Payments Made /Charges Applied	Balance as of December 31, 2018
Severance and related expense	$3.2	$18.5	$(6.2)	$(7.1)	$8.4
Other	—	34.7	—	(23.7)	11.0
Total	$3.2	$53.2	$(6.2)	$(30.8)	$19.4

We released $6.2 million of the liability during the year ended December 31, 2018 which we no longer expect to pay in connection with the 2016 and 2018 restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data and common stock prices)	2018				2017
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$537.3	$481.9	$491.3	$409.2	$483.7	$420.8	$386.1	$344.5
Cost of sales	378.7	346.8	351.0	305.6	346.9	299.3	271.3	246.9
Income from continuing operations	42.9	26.4	33.5	1.6	19.8	26.4	18.3	17.6
Loss from discontinued operations, net of income taxes	—	—	(0.1)	0.4	0.4	0.6	0.4	0.2
Net income	$42.9	$26.4	$33.6	$1.2	$19.4	$25.8	$17.9	$17.4
Basic earnings per share (1):
Income from continuing operations	$1.35	$0.83	$1.05	$0.05	$0.62	$0.83	$0.57	$0.59
Loss from discontinued operations, net of tax	—	—	—	(0.01)	(0.01)	(0.02)	(0.01)	(0.01)
Net income	$1.35	$0.83	$1.05	$0.04	$0.61	$0.81	$0.56	$0.58
Diluted earnings per share (1):
Income from continuing operations	$1.34	$0.82	$1.04	$0.05	$0.61	$0.82	$0.57	$0.58
Loss from discontinued operations, net of tax	—	—	—	(0.01)	(0.01)	(0.02)	(0.01)	(0.01)
Net income	$1.34	$0.82	$1.04	$0.04	$0.60	$0.80	$0.56	$0.57
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
Weighted average shares outstanding
Basic	31.8	31.9	31.9	31.9	31.9	31.9	31.9	30.0
Diluted	32.1	32.1	32.1	32.4	32.3	32.3	32.3	30.4
Common stock sales price
High	$120.18	$123.90	$120.20	$122.65	$120.55	$101.40	$99.15	$92.05
Low	$66.28	$87.40	$84.81	$105.10	$99.09	$85.09	$82.45	$80.70

(1)	Basic and diluted earnings per share (EPS) are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 20. SUBSEQUENT EVENTS

On February 1, 2019 we completed our acquisition of LEKTRO, a privately held manufacturer of commercial aviation ground support equipments, including electric towbarless aircraft pushback tractors for narrow body and smaller aircraft. As airlines, ground handlers and airport operators increasingly focus on their environmental footprint and productivity, AeroTech is now well positioned to lead in the market supporting the growing demand for emissions-free ground support equipment. The total purchase price was $48 million, before customary post-close adjustments, funded with cash on hand as well as borrowings under our revolving credit facility.

We are in the process of determining the fair value of the opening balance sheet, and will disclose the allocation of the purchase price in our Quarterly Report on Form 10-Q for the first quarter of 2019.

On February 22, 2019, the Board of Directors approved a quarterly cash dividend of $0.10 per share of outstanding common stock. The dividend will be paid on March 21, 2019 to stockholders of record at the close of business on March 7, 2019.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(a)	Deductions and other(a)	Balance at end of period
Year ended December 31, 2016:
Allowance for doubtful accounts	$2,063	$2,060	$—	$1,054	$3,069
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—
Year ended December 31, 2017:
Allowance for doubtful accounts	$3,069	$288	$—	$147	$3,210
Valuation allowance for deferred tax assets	$—	$—	$2,654	$—	$2,654
Year ended December 31, 2018:
Allowance for doubtful accounts	$3,210	$1,408	$—	$920	$3,698
Valuation allowance for deferred tax assets	$2,654	$—	$1,207	$—	$3,861

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2018.

During 2018, the Company completed the acquisitions of Schröder and FTNON. The net assets acquired in these transactions reflected less than 5% of the consolidated assets of JBT Corporation as of December 31, 2018. The total revenue generated by these acquired businesses since the dates of acquisition totaled less than 5% of the consolidated revenue of JBT Corporation for the year ended December 31, 2018. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2018 excluded the internal control over financial reporting of these businesses during this period while we integrated the acquirees’ existing internal control structure with JBT policies and procedures.

Attestation Report of the Registered Public Accounting Firm
KPMG LLP, the Company’s independent registered public accounting firm, has issued their report, included herein on page 89, on the effectiveness of the Company’s internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting
Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. We have concluded that, as of December 31, 2018, our disclosure controls and procedures were:

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited John Bean Technologies Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Schröder and FTNON, during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Schröder and FTNON’s internal control over financial reporting associated with total assets of less than 5% of consolidated assets and total revenues of less than 5% of consolidated revenues in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Schröder and FTNON.

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
February 28, 2019

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

Other information required by this Item can be found in the Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation” and "Compensation Tables and Explanatory Information" of the Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for our 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 46 through 86 herein:

2.
Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 86. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

3.6	Second Amended and Restated Bylaws of John Bean Technologies Corporation. incorporated by reference to Exhibit 3.1 of the registrant’s Current Report on Form 8-K filed on August 19, 2014.

3.7	Third Amended and Restated Bylaws of John Bean Technologies Corporation incorporated by reference to Exhibit 3.7 of the registrant’s Current Report on Form 8-K filed on December 6, 2016.

3.8	Certificate of Elimination of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company's Current Report on form 8-K filed on April 27, 2018.

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10 filed with the SEC on July 3, 2008.

4.2
Rights Agreement between John Bean Technologies Corporation and National City Bank, as rights agent, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

4.3
Amendment No. 1 to rights Agreement, dated as of April 24, 2018, by and between John Bean Technologies Corporation and Computershare Trust Company, N.A., as successor rights agent to National City Bank, incorporated by reference to Exhibit 4.1 to the Company's Current Report on form 8-K filed on April 27, 2018.

10.1
Credit Agreement dated June 19, 2018, by and among John Bean Technologies Corporation, John Bean Technologies, B.V., Wells Fargo Bank, National Association, as administrative agent and the other lenders signatories thereto, incorporated by reference to our Current Report on Form 8-K on June 21, 2018.

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

10.7D
John Bean Technologies Corporation Non-Qualified Savings and Investment Plan As Amended and Restated, Effective January 1, 2019, incorporated by reference to our Current Report on Form 10-Q filed on November 2, 2018.

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

10.12
Amended and Restated John Bean Technologies Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.12F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.12A
First Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12G to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.12B
Second Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12H to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.12C
Third Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12I to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.12D
Fourth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12J to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.12E
Fifth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12K to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.12F
Sixth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12L to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.12G
Seventh Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12M to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.12H
Eighth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12N to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.12I
Ninth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12O to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.12J	Tenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12P to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12K	Eleventh Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12Q to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12L	Twelfth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12R to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12M	Thirteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12S to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12N	Fourteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12T to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12O	Fifteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12U to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.12P	Sixteenth Amendment of JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[1]

10.12Q	Seventeenth Amendment to JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[1]

10.12R	Eighteenth Amendment to JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.1

10.12S
Nineteenth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to our Current Report on Form 10-Q filed on November 2, 2018.

10.12T
Twentieth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012), incorporated by reference to our Current Report on Form 10-Q filed on November 2, 2018.

10.12U
Twenty-First Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to our Current Report on Form 10-Q filed on November 2, 2018.

10.12V
Twenty-Second Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012), incorporated by reference to our Current Report on Form 10-Q filed on November 2, 2018.

10.12W
Twenty-Third Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to our Current Report on Form 10-Q filed on November 2, 2018.

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

10.17	Offer Letter to Brian A. Deck, incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.17A	Offer Letter to Paul Sternlieb incorporated by reference to Exhibit 10.17A to our Annual Report on Form 10-K with the SEC on February 28, 2018.[1]

10.17B*	Offer Letter to Bryant Lowery.[1]

10.18
John Bean Technologies Corporation Retiree Welfare Benefits Plan (as amended and restated, Effective January 1, 2016), incorporated by reference to Exhibit 10.3 to our Quarterly report Form 10-Q filed with the SEC on October 29, 2015.[1]

10.19	Separation and General Release Agreement - Steven Smith, incorporated by reference to Exhibit 10.1 to our Quarterly report Form 10-Q filed with the SEC on October 30, 2017.

10.20	John Bean Technologies Corporation 2017 Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

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

101*
The following materials from John Bean Technologies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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
Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. GIACOMINI	President, Director and	February 28, 2019
Chief Executive Officer
Thomas W. Giacomini	(Principal Executive Officer)

/s/ BRIAN A. DECK	Executive Vice President and	February 28, 2019
Chief Financial Officer
Brian A. Deck	(Principal Financial Officer)

/s/ JESSI L. CORCORAN	Chief Accounting Officer	February 28, 2019
(Principal Accounting Officer)
Jessi L. Corcoran

/s/ C. MAURY DEVINE	Director	February 28, 2019

C. Maury Devine

/s/ EDWARD L. DOHENY, II	Director	February 28, 2019

Edward L. Doheny, II

/s/ ALAN D. FELDMAN	Director	February 28, 2019

Alan D. Feldman

/s/ JAMES E. GOODWIN	Director	February 28, 2019

James E. Goodwin

/s/ POLLY B. KAWALEK	Director	February 28, 2019

Polly B. Kawalek

/s/ JAMES M. RINGLER	Director	February 28, 2019

James M. Ringler