Form 10-Q
period 2019-03-31
John Bean Technologies CORP
filed 2019-05-01
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2019
Common Stock, par value $0.01 per share	31,629,922

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Revenue	$417.5	$409.2
Operating expenses:
Cost of sales	289.9	305.6
Selling, general and administrative expense	91.7	85.0
Restructuring expense	5.9	12.7
Operating income	30.0	5.9
Pension expense, other than service cost	0.5	0.2
Interest expense, net	3.3	3.7
Income from continuing operations before income taxes	26.2	2.0
Income tax provision	6.5	0.4
Income from continuing operations	19.7	1.6
Loss from discontinued operations, net of taxes	—	0.4
Net income	$19.7	$1.2

Basic earnings per share:
Income from continuing operations	$0.62	$0.05
Loss from discontinued operations	—	(0.01)
Net income	$0.62	$0.04
Diluted earnings per share:
Income from continuing operations	$0.62	$0.05
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.61	$0.04

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Net income	$19.7	$1.2
Other comprehensive (loss) income, net of income taxes
Foreign currency translation adjustments	(0.7)	2.5
Pension and other postretirement benefits adjustments	1.7	1.4
Derivatives designated as hedges	(0.7)	1.1
Other comprehensive income	0.3	5.0
Comprehensive income	$20.0	$6.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$43.9	$43.0
Trade receivables, net of allowances	227.4	253.4
Contract assets	68.4	70.3
Inventories	226.4	206.1
Other current assets	60.7	45.7
Total current assets	626.8	618.5
Property, plant and equipment, net of accumulated depreciation of $294.7 and $289.9, respectively	237.5	239.7
Goodwill	342.6	321.4
Intangible assets, net	233.9	213.9
Deferred income taxes	10.9	15.0
Other assets	69.9	34.0
Total Assets	$1,521.6	$1,442.5

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$—	$0.5
Accounts payable, trade and other	154.8	191.2
Advance and progress payments	148.6	145.8
Other current liabilities	150.1	147.8
Total current liabilities	453.5	485.3
Long-term debt, less current portion	448.2	387.1
Accrued pension and other postretirement benefits, less current portion	70.3	72.5
Other liabilities	73.2	40.7
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2019 and December 31, 2018: 31,741,607 issued and 31,522,377 outstanding	0.3	0.3
Common stock held in treasury, at cost; March 31, 2019 and December 31, 2018: 219,230 shares	(19.3)	(19.3)
Additional paid-in capital	248.5	245.9
Retained earnings	433.1	416.5
Accumulated other comprehensive loss	(186.2)	(186.5)
Total stockholders' equity	476.4	456.9
Total Liabilities and Stockholders' Equity	$1,521.6	$1,442.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018
Cash flows provided (required) by operating activities:
Net income	$19.7	$1.2
Loss from discontinued operations, net	—	0.4
Income from continuing operations	19.7	1.6
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	14.7	13.7
Stock-based compensation	2.6	2.4
Pension expense	0.9	0.7
Other	0.4	0.4
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	27.8	(0.3)
Inventories	(14.1)	(1.4)
Accounts payable, trade and other	(37.4)	(0.1)
Advance and progress payments	3.8	1.6
Accrued pension and other postretirement benefits, net	(0.2)	(4.5)
Other assets and liabilities, net	(16.2)	(18.2)
Cash provided (required) by continuing operating activities	2.0	(4.1)
Cash required by discontinued operating activities	(0.1)	(0.6)
Cash provided (required) by operating activities	1.9	(4.7)

Cash flows required by investing activities:
Acquisitions, net of cash acquired	(47.3)	(18.8)
Capital expenditures	(7.6)	(10.4)
Proceeds from disposal of assets	—	0.2
Cash required by investing activities	(54.9)	(29.0)

Cash flows provided by financing activities:
Net payments on short-term debt	(0.5)	(0.1)
Payments of short-term foreign credit facilities	—	(1.5)
Net proceeds from domestic credit facilities	61.0	34.7
Deferred acquisition payments	(3.6)	—
Dividends	(3.2)	(3.2)
Cash provided by financing activities	53.7	29.9

Effect of foreign exchange rate changes on cash and cash equivalents	0.2	0.4

Increase (decrease) in cash and cash equivalents	0.9	(3.4)
Cash and cash equivalents, beginning of period	43.0	34.0
Cash and cash equivalents, end of period	$43.9	$30.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2018	$0.3	$(19.3)	$245.9	$416.5	$(186.5)	$456.9
Net income	—	—	—	19.7	—	19.7
Common stock cash dividends, $0.10 per share	—	—	—	(3.1)	—	(3.1)
Foreign currency translation adjustments, net of income taxes of ($0.8)	—	—	—	—	(0.7)	(0.7)
Derivatives designated as hedges, net of income taxes of ($0.1)	—	—	—	—	(0.7)	(0.7)
Pension and other postretirement liability adjustments, net of income taxes of $0.6	—	—	—	—	1.7	1.7
Stock-based compensation expense	—	—	2.6	—	—	2.6
March 31, 2019	$0.3	$(19.3)	$248.5	$433.1	$(186.2)	$476.4

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2017	$0.3	$(4.0)	$252.2	$333.7	$(140.3)	$441.9
Net income	—	—	—	1.2	—	1.2
Common stock cash dividends, $0.10 per share	—	—	—	(3.5)	—	(3.5)
Cumulative adjustment - Change in accounting policy ASC 606 restatement	—	—	—	(28.0)	—	(28.0)
Foreign currency translation adjustments, net of income taxes of $0.0	—	—	—	—	2.5	2.5
Derivatives designated as hedges, net of income taxes of $0.0	—	—	—	—	1.1	1.1
Pension and other postretirement liability adjustments, net of income taxes of $0.3	—	—	—	—	1.4	1.4
Stock-based compensation expense	—	—	2.4	—	—	2.4
March 31, 2018	$0.3	$(4.0)	$254.6	$303.4	$(135.3)	$419.0

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

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the JBT Annual Report on Form 10-K for the year ended December 31, 2018, which provides a more complete understanding of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated balance sheet (the “Balance Sheet”) was derived from audited financial statements.

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

Recently adopted accounting standards
Beginning in February 2016, the FASB issued ASU No. 2016-02, Leases ("ASC 842"), plus a number of related statements designed to clarify and interpret ASC 842. The core principle of the ASU is the requirement for lessees to report a right of use asset ("ROU asset") and a lease payment obligation on the balance sheet, but recognize expenses on their income statements in a manner similar to legacy accounting. For lessors, the guidance remains substantially unchanged from legacy U.S. GAAP. We designed our disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
We adopted ASC 842 as of January 1, 2019, using the cumulative-effect transition method with the required modified retrospective approach. The cumulative-effect transition method enables an entity to record existing leases at the date of adoption without restating comparative periods; rather the cumulative effect of the change is recorded as an adjustment to equity, if needed, at the beginning of the year of adoption.

We elected the following practical expedients as permitted per the guidance:

•
The ‘package of practical expedients’ which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We have elected this package of practical expedients in its entirety.

•
The short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities for existing short-term leases of assets in transition.

•
The practical expedient to not separate lease and non-lease components for all of our leases other than leases of vehicles and communication equipment given the predominance of the service component for these leases.

•	The use of hindsight to determine the lease term for existing leases and assessing the likelihood that a lessee renewal, termination or purchase option will be exercised.

Adoption of the ASC 842 resulted in the recording of $32 million as ROU assets in Other assets and $34 million as lease liabilities in Other current liabilities and Other liabilities, as of January 1, 2019. The difference between the ROU assets and lease liabilities is driven primarily by lease incentives that were reclassified from a long-term liability account to the ROU asset balance. The income tax accounting impact of ASC 842 adoption resulted in recording of deferred tax asset and deferred tax liability of $8.8 million as of January 1, 2019. The standard did not materially impact our retained earnings nor consolidated net income, and had no impact on cash flows.

Recently issued accounting standards not yet adopted
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends Topic 820, Fair Value Measurement. ASU 2018-13 removes, modifies, and adds the disclosure requirements for fair value measurements. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes, modifies, and adds the disclosure requirements for defined benefit plans. The disclosure modifications in ASU 2018-14 would need to be applied on a retrospective basis. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2018-14 on its disclosures.

NOTE 2. ACQUISITIONS

During 2019 and 2018 the Company acquired three businesses for an aggregate consideration of $104.8 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

February 1, 2019	Stock	LEKTRO, Inc.	Warrenton, Oregon	AeroTech

A manufacturer of commercial aviation ground support equipment, including electric towbarless aircraft pushback tractors for narrow body and smaller aircrafts. With this acquistion, AeroTech will now be well positioned to lead in the market supporting the growing demand for emissions-free ground support equipment.

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

The following presents the allocation of acquisition consideration to the assets acquired and the liabilities assumed, based on their estimated values:

	LEKTRO(1)	FTNON(2)	Schröder(3)	Total
(In millions)
Financial assets	$4.2	$17.2	$4.3	$25.7
Inventories	7.2	4.3	6.6	18.1
Property, plant and equipment	0.3	3.9	7.4	11.6
Other intangible assets (4)	26.7	19.0	4.2	49.9
Deferred taxes	(6.9)	(3.4)	0.4	(9.9)
Financial liabilities	(4.4)	(20.6)	(4.5)	(29.5)
Total identifiable net assets	$27.1	$20.4	$18.4	$65.9

Cash consideration paid	$49.0	$43.6	$20.3	$112.9
Cash acquired	1.7	4.9	1.5	8.1
Net consideration	$47.3	$38.7	$18.8	$104.8

Goodwill	$21.9	$23.2	$1.9	$47.0

(1)
The purchase accounting for LEKTRO is provisional. The valuation of certain working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

(2)
The purchase accounting for FTNON is provisional. The valuation of intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended March 31, 2019 we had no significant measurement period adjustments for FTNON.

(3)	The purchase accounting of Schröder was final as of December 31, 2018.

(4)	The acquired definite-lived intangibles are being amortized on a straight-line basis over their estimated useful lives, which range from seven to twenty years.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2018	$310.3	$11.1	$321.4
Acquisitions	0.2	21.9	22.1
Currency translation	(1.0)	0.1	(0.9)
Balance as of March 31, 2019	$309.5	$33.1	$342.6

Intangible assets consisted of the following:

	March 31, 2019		December 31, 2018
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$187.8	$48.7	$165.5	$45.2
Patents and acquired technology	100.8	39.8	99.8	38.2
Tradenames	25.0	10.3	23.1	10.3
Indefinite lived intangible assets	15.6	—	15.6	—
Other	14.7	11.2	14.4	10.8
Total intangible assets	$343.9	$110.0	$318.4	$104.5

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2019	December 31, 2018
Raw materials	$92.7	$82.1
Work in process	72.0	70.6
Finished goods	128.3	118.8
Gross inventories before LIFO reserves and valuation adjustments	293.0	271.5
LIFO reserves	(49.1)	(48.2)
Valuation adjustments	(17.5)	(17.2)
Net inventories	$226.4	$206.1

NOTE 5. PENSION

Components of net periodic benefit cost (income) were as follows:

	Pension Benefits
	Three Months Ended March 31,
(In millions)	2019	2018
Service cost	$0.4	$0.5
Interest cost	2.6	2.7
Expected return on plan assets	(3.8)	(4.2)
Settlement charge	—	0.1
Amortization of net actuarial losses	1.7	1.6
Net periodic cost	$0.9	$0.7

We expect to contribute $12.4 million to our pension and other postretirement benefit plans in 2019, $10.0 million of which would be contributed to our U.S. qualified pension plan. We have made no contribution to our U.S. qualified pension plan during the three months ended March 31, 2019.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For JBT, AOCI is primarily composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2019 and 2018 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2018	$(140.4)	$2.0	$(48.1)	$(186.5)
Other comprehensive income (loss) before reclassification	0.4	(0.3)	(0.3)	(0.2)
Amounts reclassified from accumulated other comprehensive income	1.3	(0.4)	(0.4)	0.5
Ending balance, March 31, 2019	$(138.7)	$1.3	$(48.8)	$(186.2)

(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2019 were $1.7 million of charges to pension expense, other than service cost, net of $0.4 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.5 million of benefit in interest expense, net of $0.1 million in provision for income taxes. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended March 31, 2019 were $0.6 million of benefit in interest expense, net of $0.2 million in provision for income taxes.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
(In millions)
Beginning balance, December 31, 2017	$(113.9)	$1.4	$(27.8)	$(140.3)
Other comprehensive income (loss) before reclassification	—	1.1	2.5	3.6
Amounts reclassified from accumulated other comprehensive income	1.4	—	—	1.4
Ending balance, March 31, 2018	$(112.5)	$2.5	$(25.3)	$(135.3)

(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2018 were $1.6 million of charged to pension expense, other than service cost, net of $0.2 million in provision for income taxes.

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

Our contracts with customers in both segments often include multiple promised goods and/or services. For instance, a contract may include equipment, installation, optional warranties, periodic service calls, etc. We frequently have contracts for which the equipment and installation are considered a single performance obligation. In these instances the installation services are not separately identifiable as the installation goes above and beyond the basic assembly, set-up and testing and therefore significantly customizes or modifies the equipment. However, we also have contracts where the installation services are deemed to be separately identifiable as the nature of these services are considered basic assembly, set-up and testing, and are therefore deemed to be a separate performance obligation. This generally occurs in contracts where we manufacture standard equipment.

When a performance obligation is separately identifiable, as defined in ASC 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations. Contract price allocation among multiple performance obligations is based on standalone selling price of each distinct good or service in the contract. When not sold separately, an estimate of the standalone selling price is determined using expected cost plus a reasonable margin.

The timing of revenue recognition for each performance obligation is either over time as control transfers or at a point in time. We recognize revenue over time for contracts that provide: service over a period of time, for refurbishments of customer-owned equipment, and for highly customized equipment for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. Revenue generated from standard equipment, highly customized equipment contracts without an enforceable right to payment for performance completed to date, as well as aftermarket parts and services sales, are recognized at a point in time.

We utilize the input method of “cost-to-cost” to recognize revenue over time. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expenses. Cost estimates are based on various assumptions to project the outcome of future events; including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors.

Revenue attributable to equipment which qualifies as point in time is recognized when our customers take control of the asset. For equipment where installation is separately identifiable, we generally determine that control transfers when the customer has obtained legal title and the risks and rewards of ownership, which is dependent upon the shipping terms within the contract. For customized equipment where installation is not separately identifiable, but where we do not have an enforceable right to payment for performance completed to-date, we define control transfer as the point in time in which we are able to objectively verify that the customer has the capability of full beneficial use of the asset as intended per the contract. Service revenue is recognized over time either proportionately over the period of the underlying contract or when services are complete, depending on the terms of the arrangement.

We generally bill customers in advance, and progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. We may extend credit to customers in line with industry standards where it is strategically advantageous.

Within our AeroTech segment we provide maintenance and repair service for baggage handling systems, facilities, gate systems, and ground support equipment. The timing of contract billings is concurrent with the completion of the services, and therefore we have availed ourselves of the practical expedient that allows us to recognize revenue commensurate with the amount to which we have a right to invoice, which corresponds directly to the value to the customer of our performance completed to date.

Transaction price allocated to the remaining performance obligations

The majority of our contracts are completed within twelve months. For performance obligations that extend beyond one year, we had $278 million of remaining performance obligations as of March 31, 2019, 82% of which we expect to recognize as revenue in 2019 and the remainder in 2020. We have elected the following optional exemptions from the remaining performance obligation disclosures:

•	Contracts that have an original expected duration of one year or less; and

•	Performance obligations related to revenue recognized over time using the as-invoiced practical expedient.

Disaggregation of revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018(3)
in millions	FoodTech	AeroTech	FoodTech	AeroTech
Type of Good or Service
Recurring (1)	$133.3	$50.9	$123.0	$43.1
Non-recurring (1)	161.3	72.0	180.6	62.5
Total	294.6	122.9	303.6	105.6

Geographical Region (2)
North America	156.1	94.9	164.0	83.8
Europe, Middle East and Africa	79.4	23.4	76.3	14.1
Asia Pacific	37.7	4.1	40.2	7.0
Latin America	21.4	0.5	23.1	0.7
Total	294.6	122.9	303.6	105.6

Timing of Recognition
Point in time	146.0	68.6	162.0	60.2
Over time	148.6	54.3	141.6	45.4
Total	294.6	122.9	303.6	105.6

(1) Aftermarket parts and services and revenue from leasing contracts are considered recurring revenue. Non-recurring revenue includes new equipment and installation.

(2) Geographical region represents the region in which the end customer resides.

(3) These amounts include the transition impacts from the adoption of ASC 606 that were recognized throughout the year. The majority of the impact was driven by "previously recognized" amounts where installation was completed in 2018 and revenue on the full contract was recognized, however the same contract was previously recognized under legacy GAAP upon shipment in 2017.

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

Our contract asset and liability balances for the period were as follows:

	Balances as of
in millions	March 31, 2019	December 31, 2018
Contract assets	$68.4	$70.3
Contract liabilities	125.6	124.5

In the three months ended March 31, 2019, we recognized $65 million of the amount included in Contract Liabilities at December 31, 2018 into revenue. The remainder of the change from December 31, 2018 is driven by the timing of advanced and milestone payments received from customers. There were no significant changes in the contract balances other than those described above.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Basic earnings per share:
Income from continuing operations	$19.7	$1.6
Weighted average number of shares outstanding	31.8	31.9
Basic earnings per share from continuing operations	$0.62	$0.05
Diluted earnings per share:
Income from continuing operations	$19.7	$1.6
Weighted average number of shares outstanding	31.8	31.9
Effect of dilutive securities:
Restricted stock	0.2	0.5
Total shares and dilutive securities	32.0	32.4
Diluted earnings per share from continuing operations	$0.62	$0.05

On August 10, 2018, the Board authorized new share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2019				As of December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.7	$13.7	$—	$—	$12.3	$12.3	$—	$—
Derivatives	9.6	—	9.6	—	7.7	—	7.7	—
Total assets	$23.3	$13.7	$9.6	$—	$20.0	$12.3	$7.7	$—
Liabilities:
Derivatives	$5.6	$—	$5.6	$—	$2.0	$—	$2.0	$—
Total liabilities	$5.6	$—	$5.6	$—	$2.0	$—	$2.0	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in Other assets on the Balance Sheets. Investments include an unrealized gain of $1.2 million as of March 31, 2019 and unrealized loss of $2.4 million as of December 31, 2018.

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

The carrying values of our long-term debt approximate their fair values due to their variable interest rates.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

All derivatives are recorded as other assets or liabilities in the Balance Sheets at their respective fair values. For derivatives designated as cash flow hedges, the unrealized gain or loss related to the derivatives are recorded in Other comprehensive income (loss) until the hedged transaction affects earnings. We assess at inception of the hedge, whether the derivative in the hedging transaction will be highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which had a notional value at March 31, 2019 of $556.6 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheets:

	As of March 31, 2019		As of December 31, 2018
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$3.8	$5.6	$3.7	$2.1

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

As of March 31, 2019 and December 31, 2018, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2019
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.6	$—	$9.6	$(2.5)	$7.1

(In millions)	As of March 31, 2019
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.6	$—	$5.6	$(2.5)	$3.1

(In millions)	As of December 31, 2018
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.7	$—	$7.7	$(1.5)	$6.2

(In millions)	As of December 31, 2018
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.0	$—	$2.0	$(1.5)	$0.5

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2019	2018
Foreign exchange contracts	Revenue	$(2.0)	$(1.7)
Foreign exchange contracts	Cost of sales	0.8	0.6
Foreign exchange contracts	Selling, general and administrative expense	(0.1)	0.1
Total		(1.3)	(1.0)
Remeasurement of assets and liabilities in foreign currencies		0.4	0.1
Net (loss) gain on foreign currency transactions		$(0.9)	$(0.9)

Interest Rates: We have entered into three interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss).

At March 31, 2019, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $1.9 million and as accumulated other comprehensive income, net of tax, of $1.2 million.

Net Investment: We have entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the three months ended March 31, 2019, gains recorded in interest expense, net under the cross currency swap agreement were $0.6 million.
At March 31, 2019, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $4.3 million and as accumulated other comprehensive income, net of tax, of $3.2 million.

Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of March 31, 2019, is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

NOTE 11. LEASES
Lessee Accounting

We adopted ASC 842 on January 1, 2019 and included below is our accounting policy for lessee accounting.

We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities in our consolidated balance sheet, which are reported within Other assets, Other current liabilities and Other liabilities, respectively. We do not currently have any leases that are classified as a finance lease. Lease liabilities are classified between current and long-term liabilities based on their payment terms. Per the standard, we have elected not to recognize leases with terms of less than one year on the balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most of our leases, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes prepaid rent and reflects the unamortized balance of lease incentives. Our leases may include renewal options, and we include the renewal option in the lease term if we conclude that it is reasonably certain that we will exercise that option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

We elected the practical expedient to not separate lease and non-lease components for leases other than leases of vehicles and communication equipment. For the asset categories of real estate, manufacturing, office and IT equipment, we account for the lease and non-lease components as a single lease component.

Some leases give us the option to renew, with renewal terms that may extend the lease term. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of the ROU assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Our lease agreements do not contain any material residual value guarantees.

Our lease cost as of the three months ended March 31, 2019 was $3.5 million. The variable lease cost, short-term lease costs and sub-lease income was immaterial.

The following tables provide the required information regarding our leases for which we are lessee.

	Balance as of
in millions	January 1, 2019	March 31, 2019
Assets
ROU assets	$32.3	$31.6
Total ROU assets	32.3	31.6

Liabilities
Current	10.8	11.0
Non-current	23.3	22.6
Total lease liabilities	$34.1	$33.6

Weighted-average remaining lease term (years )	4.3	4.2
Weighted-average discount rate	5.7%	5.7%

The majority of our ROU assets and lease liabilities, approximately 80%, relate to real estate leases, with the remaining amounts driven primarily by vehicle leases.

Maturity of Operating Lease Liabilities:

Year 1	$12.2
Year 2	9.5
Year 3	5.6
Year 4	3.8
Year 5	2.8
After Year 5	3.9
Total lease payments	37.8
Less: Interest on lease payments	(4.2)
Present value of lease liabilities	$33.6

Other Information:

Year-to-Date
March 31, 2019
Operating cash flows from operating leases	$3.4
New leases signed	1.7

Prior Year Disclosures

Although we have adopted ASC 842 using the cumulative effect transition method, which enables us to record existing leases at the date of adoption without restating comparative periods, we are required to include prior year disclosures that were in accordance with legacy GAAP. These disclosures included in our December 31, 2018 Form 10-K are included below:

We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that we pay for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $10.5 million in 2018.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018, for the following fiscal years were:

in millions	Total Amount	2019	2020	2021	2022	2023	After 2024
Operating lease obligations	$39.6	$12.7	$9.7	$5.6	$3.7	$2.9	$5.0

Lessor Accounting

JBT primarily leases food processing equipment, such as industrial juicers.

In most instances, JBT does include maintenance as a component of the lease agreement. ASC 842 requires lessors to separate lease and non-lease components and further defines maintenance as a non-lease component. We elected to exercise the available practical expedient of combining lease and non-lease components where the components meet both of the following criteria:

•	The timing and pattern of transfer to the lessee of the lease and non-lease component are the same, and

•	The lease component, if accounted for separately, would be classified as an operating lease.

As such, the leased asset and its respective maintenance component will not be accounted for separately.

In certain of our leases, consumables are included as a non-lease component. For these leases, the components do not qualify for the practical expedient as the timing and pattern of transfer to the lessee are not the same. In these instances, the non-lease component will be accounted for in accordance with ASC 606.

JBT monitors the risk associated with residual value of its leased assets. We review on an annual basis or more often as deemed necessary, and adjust residual values and useful lives of equipment leased to outside parties, as appropriate. Adjustments to residual values result in an adjustment to depreciation expense. Our annual review is based on a long-term view considering historical market price changes, market price trends, and expected life of the equipment.

Our lease agreements with our customers do not contain any material residual value guarantees. Certain lease agreements include terms and conditions resulting in variable lease payments. These payments typically rely upon the usage of the underlying asset.

Certain of our lease agreements provide renewal options, including some leases with an evergreen renewal option. The exercise of the lease renewal option is at the sole discretion of the lessee. In most instances, the lease can only be terminated in cases of breach of contract. In these instances, termination fees do not apply. Certain of our lease agreements also allow the lessee to purchase the leased asset at fair market value or a specific agreed upon price. The exercise of the lease purchase option is at the sole discretion of the lessee.

We do not have any lease agreements with related parties.

The following tables provide the required information regarding our leases for which we are lessor. We do not currently have leases that are considered finance leases.

Lease Revenue:

Three Months Ended
in millions	March 31, 2019
Fixed payment revenue	$16.1
Variable payment revenue	5.4
Total	$21.5

Lessor Maturity Analysis:

Less than 1 Year	$56.7
Year 1	43.9
Year 2	35.3
Year 3	23.9
Year 4	13.2
Year 5	1.8
After Year 5	3.1
Total lease revenue	$177.9

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
Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $212.9 million at March 31, 2019, represent guarantees of our future performance. We also have provided $7.3 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of March 31, 2019, the gross value of such arrangements was $4.4 million, of which our net exposure under such guarantees was $0.2 million.

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

	Three Months Ended March 31,
(In millions)	2019	2018
Balance at beginning of period	$13.5	$14.5
Expense for new warranties	3.2	3.4
Adjustments to existing accruals	(1.3)	(0.7)
Claims paid	(3.4)	(3.2)
Added through acquisition	0.4	0.2
Translation	(0.1)	0.1
Balance at end of period	$12.3	$14.3

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

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Revenue:
JBT FoodTech	$294.6	$303.6
JBT AeroTech	122.9	105.6
Total revenue	$417.5	$409.2

Income before income taxes
Segment operating profit:
JBT FoodTech	$38.7	$21.5
JBT AeroTech	10.1	7.9
Total segment operating profit	48.8	29.4
Corporate items:
Corporate expense(1)	12.9	10.8
Restructuring expense(2)	5.9	12.7
Operating income	30.0	5.9

Pension expense, other than service cost	0.5	0.2
Net interest expense	3.3	3.7
Income from continuing operations before income taxes	$26.2	$2.0

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

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. We incurred no additional expense and have completed this plan in this quarter, with $3.0 million expense incurred through March 31, 2019.

In the first quarter of 2018, we implemented a restructuring program ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is approximately $55 million to $60 million, of which we have recognized $52.9 million through March 31, 2019, and the remainder we expect to recognize during 2019.

The following table details the amounts reported in Restructuring expense for the 2018 restructuring plan on the consolidated statement of income since the implementation of this plan:

	Cumulative Amount	For the Three Months Ended	Cumulative Amount
(In millions)	As of December 31, 2018	March 31, 2019	As of March 31, 2019
Severance and related expense	18.5	1.6	20.1
Other	34.7	4.8	39.5
Total Restructuring charges	$53.2	$6.4	$59.6

The restructuring expense is primarily associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expenses incurred during the three months ended March 31, 2019 primarily relate to costs to streamline operations and consulting fees as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying balance sheets. The table below details the activities in 2019:

		Impact to Earnings
(In millions)	Balance as of December 31, 2018	Charged to Earnings	Release of Liability	Payments Made	Balance as of March 31, 2019
Severance and related expense	$8.4	$1.6	$(0.5)	$(1.1)	8.4
Other	11.0	4.8	—	(9.7)	6.1
Total	$19.4	$6.4	$(0.5)	$(10.8)	14.5

We released $0.5 million of the liability during the three months ended March 31, 2019 which we no longer expect to pay in connection with the 2018 restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. SUBSEQUENT EVENTS

On April 28, 2019, we have signed a definitive agreement to acquire Proseal UK Limited. Headquartered in Adlington, U.K., Proseal is a leading provider of tray sealing equipment and solutions for the fresh produce, ready meals, proteins and sandwiches/snack food industries. In addition to the U.K., Proseal has facilities in Richmond, Virginia (USA) and Melbourne, Australia. The acquisition of Proseal will expand FoodTech’s capabilities by adding a new, end-of-line food packaging platform and advancing our goal of providing full-line customer solutions. The purchase price is approximately £220 million, before customary post-closing adjustments. Closing is expected in the second quarter of 2019.

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

Our Elevate plan was designed to capitalize on the leadership position of our businesses and favorable macroecomonic trends. The Elevate plan is based on a four-pronged approach to deliver continued growth and margin expansion.

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

We developed the JBT Operating System in 2018, introducing a new level of process rigor across the company effective in the first quarter of 2019. The system is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious food resources; and giving back to the communities where we live and work. Both our food equipment and airport equipment businesses have significant growth potential related to clean technologies. Our food equipment and technology continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food processing and beverage customers. Our airport equipment business offers a variety of power options that help its customers meet their environmental objectives. A key ESG objective is to further align our business with our customers in order to support their ambitious quality, financial, and ESG goals.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, and segment EBITDA.

Non-GAAP Financial Measures

The results for the three months ended March 31, 2019 and 2018 include items that affect the comparability of our results. The tables included below reconcile the non-GAAP financial measure to the most comparable GAAP financial measure.

	Three Months Ended March 31,
(In millions, except per share data)	2019	2018
Income from continuing operations as reported	$19.7	$1.6

Non-GAAP adjustments:
Restructuring expense	5.9	12.7
M&A related costs(1)	0.7	0.5
Impact on tax provision from Non-GAAP adjustments(2)	(1.6)	(3.3)
Adjusted income from continuing operations	$24.7	$11.5

Income from continuing operations as reported	$19.7	$1.6
Total shares and dilutive securities	32.0	32.4
Diluted earnings per share from continuing operations	$0.62	$0.05

Adjusted income from continuing operations	$24.7	$11.5
Total shares and dilutive securities	32.0	32.4
Adjusted diluted earnings per share from continuing operations	$0.77	$0.35

(1)
Beginning in the first quarter of 2019, we changed our presentation of non-GAAP measures to exclude M&A related costs, specifically amortization of inventory step up, integration costs, and transaction expenses. We evaluate operational performance and operating trends after excluding certain expenses incurred to fulfill our acquisition strategy. M&A related costs are excluded from the prior year results to conform to the current year presentation.

(2)	Impact on tax provision was calculated using the Company’s annual effective tax rate of 24.6% and 25.0% for March 31, 2019 and 2018, respectively.

The above table reports adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations, which are non-GAAP financial measures. We use these measures internally to make operating decisions and for the planning and forecasting of future periods, and therefore provide this information to investors because we believe it allows more meaningful period-to-period comparisons of our ongoing operating results, without the fluctuations in the amount of certain costs that do not reflect our underlying operating results.

The table below provides a reconciliation of net income to Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2019	2018
Net Income	$19.7	$1.2
Loss from discontinued operations, net of taxes	—	0.4
Income from continuing operations as reported	19.7	1.6
Provision for income taxes	6.5	0.4
Net interest expense	3.3	3.7
Depreciation and amortization	14.7	13.7
EBITDA	44.2	19.4

Restructuring expense	5.9	12.7
M&A related costs(1)	0.7	0.5
Adjusted EBITDA	$50.8	$32.6

(1)
Beginning in the first quarter of 2019, we changed our presentation of non-GAAP measures to exclude M&A related costs, specifically amortization of inventory step up, integration costs, and transaction expenses. We evaluate operational performance and operating trends after excluding certain expenses incurred to fulfill our acquisition strategy. M&A related costs are excluded from the prior year results to conform to the current year presentation.

The above table reports EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. Given the Company’s focus on growth through acquisitions, management believes EBITDA facilitates an evaluation of business performance while excluding the impact of amortization due to the step up in value of intangible assets, and the depreciation of fixed assets. We use Adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.

The table below provides a reconciliation of cash flow from continuing operations to free cash flow:

	Three Months Ended March 31,
(In millions)	2019	2018
Cash provided (required) by continuing operating activities	$2.0	$(4.1)
Less: capital expenditures	7.6	10.4
Plus: proceeds from sale of fixed assets	—	0.2
Plus: pension contributions	0.2	4.5
Free cash flow (FCF)	(5.4)	(9.8)

The above table reports Free cash flow, which is a non-GAAP financial measure. We use Free cash flow internally as a key indicator of our liquidity and ability to service debt, invest in business combinations, and return money to shareholders and believe this information is useful to investors because it provides an understanding of the cash available to fund these initiatives. For Free cash flow purposes we consider contributions to pension plans to more comparable to payment of debt, and therefore excluded these contributions from the calculation of Free cash flow.

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

The non-GAAP financial measures disclosed in this Quarterly Report on Form 10-Q are not intended to be used as a substitute for, nor should it be considered in isolation of, financial measures prepared in accordance with U.S. GAAP.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue	$417.5	$409.2	$8.3
Cost of sales	289.9	305.6	15.7
Gross profit	127.6	103.6	24.0
Gross profit %	30.6%	25.3%	530 bps
Selling, general and administrative expense	91.7	85.0	(6.7)
Restructuring expense	5.9	12.7	6.8
Operating income	30.0	5.9	24.1
Operating income %	7.2%	1.4%	580 bps
Pension expense, other than service costs	0.5	0.2	(0.3)
Interest expense, net	3.3	3.7	0.4
Income from continuing operations before income taxes	26.2	2.0	24.2
Provision for income taxes	6.5	0.4	(6.1)
Income from continuing operations	19.7	1.6	18.1
Loss from discontinued operations	—	0.4	0.4
Net income	$19.7	$1.2	$18.5

Total revenue for the three months ended March 31, 2019 increased $8.3 million compared to the same period in 2018. This is a 2% increase, with 14% growth from organic revenues, a 3% gain from acquisitions, partially offset by a 12% decline in revenue due to a one-time transition benefit in 2018 from adoption of ASC 606 and a 3% unfavorable foreign currency translation.

Operating income margin was 7.2% for the three months ended March 31, 2019 compared to 1.4% in the same period in 2018, an increase of 580 bps, as a result of the following items:

•
Gross profit margin increased 530 bps to 30.6% compared to 25.3% in the same period last year. This increase was result of gross margin improvement due to productivity improvement from continuing restructuring activities, a richer mix of product sales, and the absence of higher costs from the execution of larger projects in 2018.

•
Selling, general and administrative expense increased in dollars and as a percentage of revenue primarily due to increase in professional services and incentive compensation. As a percentage of revenue, these expenses have increased 120 bps to 22.0% compared to 20.8% in the same period last year.

•	Restructuring expense decreased $6.8 million. In the current year, we recorded restructuring expense of $5.9 million in connection with our 2018 restructuring plan described later in this report.

•	Currency translation did not have a significant impact on our operating income comparative results.

Pension expense, other than service costs increased from $0.2 million in 2018 to $0.5 million for the three months ended March 31, 2019.

Interest expense, net decreased $0.4 million primarily due to a benefit of $0.6 from cross currency swaps partially offset by an increase of $0.2 million interest impact from higher average debt levels and by a $0.1 million from higher interest rates.

Income tax expense for the three months ended March 31, 2019 reflected an expected effective income tax rate of 24.6% compared to 25.0% in the same period in 2018.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue:
JBT FoodTech	$294.6	$303.6	$(9.0)
JBT AeroTech	122.9	105.6	17.3
Total revenue	$417.5	$409.2	$8.3

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$38.7	$21.5	$17.2
JBT FoodTech segment operating profit %	13.1%	7.1%	600 bps
JBT AeroTech	10.1	7.9	2.2
JBT AeroTech segment operating profit %	8.2%	7.5%	70 bps
Total segment operating profit	48.8	29.4	19.4
Total segment operating profit %	11.7%	7.2%	450 bps
Corporate items:
Corporate expense	12.9	10.8	(2.1)
Restructuring expense	5.9	12.7	6.8
Operating income	$30.0	$5.9	$24.1
Operating income %	7.2%	1.4%	580 bps

Inbound orders:
JBT FoodTech	$309.1	$320.7
JBT AeroTech	152.7	121.3
Total inbound orders	$461.8	$442.0

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue declined $9.0 million, or 3%, in the first quarter of 2019 compared to the first quarter of 2018. In 2018, we adopted the new revenue recognition standard (ASC 606) which required reporting $50.6 million in revenues as part of transition adjustment, a benefit in the year of transition only. The absence of this benefit in 2019 resulted in a 16.7% revenue decline. Organic revenues contributed a 15.0% increase, and acquisitions contributed a 3.1% increase from the first quarter of 2018. Unfavorable foreign currency translation resulted in a 4.4% decline from the first quarter of 2018. Organic revenue growth was a result of higher customer investment in offerings around automation, as well as aftermarket in our newer and acquired technologies.
FoodTech operating profit increased $17.2 million in first quarter of 2019 compared to the first quarter of 2018. Operating profit margins increased 600bps. The increase in profitability reflects 780bps in gross profit margin improvement; equivalent to $24 million, which was offset by higher selling, general and administrative costs, ultimately resulting in improved operating profit margins. Of the gross profit improvement, approximately $8 million reflects the absence of higher costs from 2018 execution of larger projects, $2 million reflects efficiency improvements resulting from continuing restructuring activities, and $14 million reflects a richer mix of product sales. Generally, aftermarket revenue generates higher margins than equipment revenues. In the first quarter of 2019, aftermarket revenue contributed a larger percentage of total revenues as compared to the first quarter of 2018, and at higher margins n the first quarter of 2019 than in the first quarter of 2018.
Currency translation did not have a significant impact on our operating profit comparative results for FoodTech.
JBT AeroTech

JBT AeroTech's revenue increased $17.3 million, or 16.4%, in the first quarter of 2019 compared to 2018. Organic growth contributed a 13.4% increase and revenue from acquisitions contributed a 3.7% increase from the first quarter of 2018. Currency translation had a 0.7% unfavorable impact. Revenues from our mobile equipment business increased $11.3 million resulting from $7.3 million increased organic sales driven by deicers and higher aftermarket sales, and $4 million from acquisitions. Revenues from our organic fixed equipment business increased $2.5 million primarily due to higher passenger boarding bridge activity and related products to domestic airports. Service revenues increased by $3.4 million driven by higher revenues from new maintenance contracts.
AeroTech operating profit increased $2.2 million in first quarter of 2019 compared to the first quarter of 2018. JBT AeroTech's operating profit margin was 8.2% compared to 7.5% in the prior year, reflecting an increase of 70 bps. Gross profit margins improved by 40 bps primarily due to leveraging of fixed manufacturing costs, productivity improvements and higher pricing. Selling, general and administrative expenses in 2019 were $2.0 million higher than 2018, including $1.2 million from acquisitions, but were down 30bps primarily as a result of leveraging higher volumes.
Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.
Corporate Expense

Corporate expense increased $2.1 million during the three months ended March 31, 2019, compared to the same period in 2018. This year's results were driven primarily by an increase in employee compensation due to additional headcount, annual increases, and higher incentive compensation. Corporate expense increased as a percentage of sales from 2.6% in the prior year compared to 3.1% in 2019.

Restructuring

In the first quarter of 2018, we implemented a restructuring program ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is approximately $55 million to $60 million, of which we have recognized $52.9 million through March 31, 2019, and the remainder we expect to recognize during 2019.

The cumulative cost savings for the 2018 restructuring plan is $12 million with savings of $7 million in cost of goods sold and $5 million in selling, general and administrative expenses. Incremental cost savings for the 2018 restructuring plan during the three months ended March 31, 2019 is $5 million with savings of $2 million in cost of goods sold and $3 million in selling, general and administrative expenses.The amount and timing of these cost savings were generally consistent with our expectations. A portion of the $5 million in savings was used to fund our JBT Elevate growth initiatives. For the 2018 restructuring plan, we expect to generate total annualized savings of approximately $55 million. Approximate incremental cost savings we expect to realize during the remaining nine months in 2019 and in the year 2020 are as follows:

(In millions)	2019	2020
Cost of Sales	$9.4	$16.0
Selling, general and administrative expenses	5.6	12.0
Total incremental cost savings	$15.0	$28.0

For additional financial information about restructuring, refer to Note 14. Restructuring of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of March 31, 2019, or cash plus borrowing capacity under our credit facilities was $578.8 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, anticipated share repurchases, acquisitions and other financing requirements.

As of March 31, 2019, we had $43.9 million of cash and cash equivalents, $40.2 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to IRS guidance at March 31, 2019 was approximately $35.6 million. During the quarter ended March 31, 2019, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.
On August 10, 2018, the Board authorized new share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan.

Cash Flows

Cash flows for the three months ended March 31, 2019 and 2018 were as follows:

(In millions)	2019	2018
Cash provided (required) by continuing operating activities	$2.0	$(4.1)
Cash required by investing activities	(54.9)	(29.0)
Cash provided by financing activities	53.7	29.9
Net cash required by discontinued operations	(0.1)	(0.6)
Effect of foreign exchange rate changes on cash and cash equivalents	0.2	0.4
Increase (decrease) in cash and cash equivalents	$0.9	$(3.4)

Cash provided by continuing operating activities during the three months ended March 31, 2019 was $2.0 million, representing a $6.1 million increase compared to the same period in 2018. The increase was driven primarily by higher net income, increase in customer collections for trade receivables and advance payments, and decrease in pension contributions year over year. These were partially offset by increase in inventory and increase in payments of accounts payable and for restructuring expenses year over year.

Cash required by investing activities during the three months ended March 31, 2019 was $54.9 million, an increase of $25.9 million compared to the same period in 2018, due primarily to increased acquisition spending partially offset by decreased capital expenditures, year over year.

Cash provided by financing activities of $53.7 million during the three months ended March 31, 2019 was due primarily to higher borrowings to fund higher acquisition spending year over year.

Financing Arrangements

As of March 31, 2019 we had $450.1 million drawn on and $541.3 million of availability under the revolving credit facility. Our ability to use this credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of March 31, 2019, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of March 31, 2019, a portion of our variable rate debt was effectively fixed rate debt, while approximately $225.1 million, or 50%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. We have concluded that, as of March 31, 2019, our disclosure controls and procedures were:

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

In 2019, the Company established new internal controls related to our accounting policies and procedures as part of our adoption of the new lease accounting standard, including controls over the new lease accounting software, the new lease accounting process, and key estimates underlying the determination of our ROU assets and lease liabilities.

We are in the process of implementing new enterprise resource planning systems ("ERP") that will enhance our business and financial processes and standardize our information systems. We have completed the implementation at several locations and will continue to roll out the ERP in phases over the next several years.

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Results of Review of Interim Financial Information
We have reviewed the condensed consolidated balance sheet of John Bean Technologies Corporation and subsidiaries (the Company) as of March 31, 2019, the related condensed consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively, the consolidated interim financial information). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ KPMG LLP

Chicago, IL
May 1, 2019

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended March 31, 2019.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2019:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1, 2019 through January 31, 2019	—	$—	—	$30.0
February 1, 2019 through February 28, 2019	—	—	—	30.0
March 1, 2019 through March 31, 2019	—	—	—	30.0
	—	$—	—	$30.0

(1)
Shares repurchased under a share repurchase program for up to $30 million of our common stock that was authorized in 2018 and is set to expire on December 31, 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, Note 11. Stockholders' Equity for share repurchase program details.

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

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: May 1, 2019