Form 10-Q
period 2019-06-30
John Bean Technologies CORP
filed 2019-07-31
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______
Commission File Number 1-34036

John Bean Technologies Corporation
(Exact name of registrant as specified in its charter)

Delaware		91-1650317
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

70 West Madison Street,	Suite 4400
Chicago,	Illinois	60602
(Address of principal executive offices)		(Zip code)
(312) 861-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	JBT	New York Stock Exchange

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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2019
Common Stock, par value $0.01 per share	31,662,736

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenue	$493.3	$491.3	$910.8	$900.5
Operating expenses:
Cost of sales	338.3	351.0	628.2	656.6
Selling, general and administrative expense	103.7	89.6	195.4	174.6
Restructuring expense	4.3	8.5	10.2	21.2
Operating income	47.0	42.2	77.0	48.1
Pension expense, other than service cost	0.5	0.4	1.0	0.6
Interest expense, net	4.2	3.4	7.5	7.1
Income from continuing operations before income taxes	42.3	38.4	68.5	40.4
Income tax provision	8.3	4.9	14.8	5.3
Income from continuing operations	34.0	33.5	53.7	35.1
Loss (gain) from discontinued operations, net of taxes	0.3	(0.1)	0.3	0.3
Net income	$33.7	$33.6	$53.4	$34.8

Basic earnings per share:
Income from continuing operations	$1.07	$1.05	$1.69	$1.10
Loss from discontinued operations, net of taxes	0.01	—	0.01	0.01
Net income	$1.06	$1.05	$1.68	$1.09
Diluted earnings per share:
Income from continuing operations	$1.06	$1.04	$1.68	$1.09
Loss from discontinued operations, net of taxes	0.01	—	0.01	0.01
Net income	$1.05	$1.04	$1.67	$1.08

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income	$33.7	$33.6	$53.4	$34.8
Other comprehensive (loss) income, net of income taxes
Foreign currency translation adjustments	(2.9)	(20.3)	(3.6)	(17.8)
Pension and other postretirement benefits adjustments	1.1	1.4	2.8	2.8
Derivatives designated as hedges	(0.9)	0.4	(1.6)	1.5
Other comprehensive loss	(2.7)	(18.5)	(2.4)	(13.5)
Comprehensive income	$31.0	$15.1	$51.0	$21.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$39.1	$43.0
Trade receivables, net of allowances	273.7	253.4
Contract assets	83.6	70.3
Inventories	260.4	206.1
Other current assets	58.6	45.7
Total current assets	715.4	618.5
Property, plant and equipment, net of accumulated depreciation of $303.5 and $289.9, respectively	265.4	239.7
Goodwill	516.0	321.4
Intangible assets, net	340.6	213.9
Deferred income taxes	10.6	15.0
Other assets	64.3	34.0
Total Assets	$1,912.3	$1,442.5

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$2.9	$0.5
Accounts payable, trade and other	189.1	191.2
Advance and progress payments	124.6	145.8
Other current liabilities	167.4	147.8
Total current liabilities	484.0	485.3
Long-term debt, less current portion	771.5	387.1
Accrued pension and other postretirement benefits, less current portion	68.0	72.5
Other liabilities	88.8	40.7
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2019: 31,741,607 issued and 31,662,736 outstanding and December 31, 2018: 31,741,607 issued and 31,522,377 outstanding	0.3	0.3
Common stock held in treasury, at cost June 30, 2019: 78,871 shares and December 31, 2018: 219,230 shares	(14.4)	(19.3)
Additional paid-in capital	239.3	245.9
Retained earnings	463.7	416.5
Accumulated other comprehensive loss	(188.9)	(186.5)
Total stockholders' equity	500.0	456.9
Total Liabilities and Stockholders' Equity	$1,912.3	$1,442.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018
Cash flows from operating activities:
Net income	$53.4	$34.8
Loss from discontinued operations, net of taxes	0.3	0.3
Income from continuing operations	53.7	35.1
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	30.3	27.8
Stock-based compensation	4.7	4.7
Other	3.1	(4.9)
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(4.3)	(23.7)
Inventories	(13.8)	(47.2)
Accounts payable, trade and other	(36.0)	9.2
Advance and progress payments	(34.5)	55.5
Accrued pension and other postretirement benefits, net	(3.1)	(10.6)
Other assets and liabilities, net	13.0	(30.8)
Cash provided by continuing operating activities	13.1	15.1
Cash required by discontinued operating activities	(0.1)	(0.6)
Cash provided by operating activities	13.0	14.5

Cash flows from investing activities:
Acquisitions, net of cash acquired	(367.8)	(18.8)
Capital expenditures	(17.8)	(18.7)
Proceeds from disposal of assets	0.6	1.2
Cash required by investing activities	(385.0)	(36.3)

Cash flows from financing activities:
Net proceeds from short-term debt	2.3	—
Payments of short-term foreign credit facilities	—	(2.9)
Payments in connection with modification of credit facilities	—	(468.6)
Net proceeds from credit facilities	381.7	526.6
Settlement of taxes withheld on equity compensation awards	(6.4)	(10.6)
Purchase of treasury stock	—	(12.0)
Deferred acquisition payments	(3.6)	—
Dividends	(6.3)	(6.6)
Cash provided by financing activities	367.7	25.9

Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(1.8)

(Decrease) increase in cash and cash equivalents	(3.9)	2.3
Cash and cash equivalents, beginning of period	43.0	34.0
Cash and cash equivalents, end of period	$39.1	$36.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2019	$0.3	$(19.3)	$248.5	$433.1	$(186.2)	$476.4
Net income	—	—	—	33.7	—	33.7
Issuance of treasury stock	—	4.9	(4.9)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.1)	—	(3.1)
Foreign currency translation adjustments, net of income taxes of $0.2	—	—	—	—	(2.9)	(2.9)
Derivatives designated as hedges, net of income taxes of ($0.5)	—	—	—	—	(0.9)	(0.9)
Pension and other postretirement liability adjustments, net of income taxes of $0.4	—	—	—	—	1.1	1.1
Stock-based compensation expense	—	—	2.1	—	—	2.1
Taxes withheld on issuance of stock-based awards	—	—	(6.4)	—	—	(6.4)
Balance at June 30, 2019	$0.3	$(14.4)	$239.3	$463.7	$(188.9)	$500.0

	Six months ended June 30, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	$0.3	$(19.3)	$245.9	$416.5	$(186.5)	$456.9
Net income	—	—	—	53.4	—	53.4
Issuance of treasury stock	—	4.9	(4.9)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.2)	—	(6.2)
Foreign currency translation adjustments, net of income taxes of ($0.6)	—	—	—	—	(3.6)	(3.6)
Derivatives designated as hedges, net of income taxes of ($0.6)	—	—	—	—	(1.6)	(1.6)
Pension and other postretirement liability adjustments, net of income taxes of $1.0	—	—	—	—	2.8	2.8
Stock-based compensation expense	—	—	4.7	—	—	4.7
Taxes withheld on issuance of stock-based awards	—	—	(6.4)	—	—	(6.4)
Balance at June 30, 2019	$0.3	$(14.4)	$239.3	$463.7	$(188.9)	$500.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2018
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2018	$0.3	$(4.0)	$254.6	$303.4	$(135.3)	$419.0
Net income	—	—	—	33.6	—	33.6
Issuance of treasury stock	—	4.0	(4.0)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.0	—	—	—	—	(20.3)	(20.3)
Derivatives designated as hedges, net of income taxes of ($0.1)	—	—	—	—	0.4	0.4
Pension and other postretirement liability adjustments, net of income taxes of ($0.4)	—	—	—	—	1.4	1.4
Stock-based compensation expense	—	—	2.3	—	—	2.3
Taxes withheld on issuance of stock-based awards	—	—	(10.6)	—	—	(10.6)
Share repurchases	—	(12.0)	—	—	—	(12.0)
Balance at June 30, 2018	$0.3	$(12.0)	$242.3	$333.8	$(153.8)	$410.6

	Six months ended June 30, 2018
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	$0.3	$(4.0)	$252.2	$333.7	$(140.3)	$441.9
Net income	—	—	—	34.8	—	34.8
Issuance of treasury stock	—	4.0	(4.0)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.7)	—	(6.7)
Foreign currency translation adjustments, net of income taxes of $0.0	—	—	—	—	(17.8)	(17.8)
Derivatives designated as hedges, net of income taxes of ($0.1)	—	—	—	—	1.5	1.5
Pension and other postretirement liability adjustments, net of income taxes of ($0.1)	—	—	—	—	2.8	2.8
Stock-based compensation expense	—	—	4.7	—	—	4.7
Taxes withheld on issuance of stock-based awards	—		(10.6)	—	—	(10.6)
Share repurchases	—	(12.0)	—	—	—	(12.0)
Cumulative adjustment - Change in accounting policy ASC 606 restatement	—	—	—	(28.0)	—	(28.0)
Balance at June 30, 2018	$0.3	$(12.0)	$242.3	$333.8	$(153.8)	$410.6

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

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the JBT Annual Report on Form 10-K for the year ended December 31, 2018, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated Balance Sheet (the “Balance Sheet”) was derived from audited financial statements.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expense, assets and liabilities can vary during each quarter of the year. Therefore, the interim results and trends in the interim financial statements may not be representative of those for the full year or any future period.

Use of estimates
Preparation of financial statements that follow U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from these estimates.

Recently adopted accounting standards
Beginning in February 2016, the FASB issued ASU No. 2016-02, Leases ("ASC 842"), plus a number of related statements designed to clarify and interpret ASC 842. The core principle of the ASU is the requirement for lessees to report a right of use asset ("ROU asset") and a lease payment obligation on the Balance Sheet, but recognize expenses on their Income Statement in a manner similar to legacy accounting. For lessors, the guidance remains substantially unchanged from legacy U.S. GAAP. We designed our disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
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

Adoption of ASC 842 resulted in recording ROU assets of $32.3 million in other assets and lease liabilities of $10.8 million in other current liabilities and $23.3 million in other liabilities, as of January 1, 2019. The difference between the ROU assets and lease liabilities is driven primarily by lease incentives that were reclassified from a long-term liability account to the ROU asset balance. The income tax accounting impact of ASC 842 adoption resulted in recording a deferred tax asset and deferred tax liability of $8.8 million as of January 1, 2019. The standard did not materially impact retained earnings nor consolidated net income, and had no impact on cash flows.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes, modifies, and adds disclosure requirements for defined benefit plans. The disclosure modifications in ASU 2018-14 will be applied on a retrospective basis. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2018-14 on its disclosures.

NOTE 2. ACQUISITIONS

During 2019 and 2018 the Company acquired five businesses for an aggregate consideration of $442.2 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

May 31, 2019	Stock	Proseal UK Limited	Adlington, UK	FoodTech

A leading provider of tray sealing technology for the fresh produce, ready meals, proteins, sandwiches, and snack industries.

May 31, 2019	Stock	Prime Equipment Group, LLC	Columbus, Ohio	FoodTech

A manufacturer of turnkey primary and water re–use solutions for the poultry industry.

February 1, 2019	Stock	LEKTRO, Inc.	Warrenton, Oregon	AeroTech

A manufacturer of commercial aviation ground support equipment, including electric towbarless aircraft pushback tractors for narrow body and smaller aircrafts.

July 12, 2018	Stock	FTNON	Almelo, Netherlands	FoodTech

A manufacturer of equipment and solutions for the fresh produce, ready meals, and pet food industries.

January 26, 2018	Stock	Schröder	Breidenbach, Germany	FoodTech

A manufacturer of engineered processing solutions for the food industry.

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
The following presents the allocation of acquisition consideration to the assets acquired and the liabilities assumed, based on their estimated values:

	Proseal(1)	Prime(1)	LEKTRO(2)	FTNON(3)	Schröder(4)	Total
(In millions)
Financial assets	$57.3	$14.5	$4.2	$17.2	$4.3	$97.5
Inventories	26.9	6.9	7.4	4.5	6.6	52.3
Property, plant and equipment	22.7	2.7	0.3	3.9	7.4	37.0
Other intangible assets (5)	93.3	26.5	19.4	19.0	4.2	162.4
Deferred taxes	(15.7)	—	(5.1)	(3.4)	0.4	(23.8)
Financial liabilities	(45.7)	(13.0)	(4.4)	(20.6)	(4.5)	(88.2)
Total identifiable net assets	$138.8	$37.6	$21.8	$20.6	$18.4	$237.2

Cash consideration paid	$264.9	$62.6	$48.3	$43.6	$20.3	$439.7
Contingent consideration (6)	14.7	1.3	—	—	—	16.0
Holdback payment due to seller	—	0.9	—	—	—	0.9
Total consideration	279.6	64.8	48.3	43.6	20.3	456.6
Cash acquired	4.3	2.0	1.7	4.9	1.5	14.4
Net consideration	$275.3	$62.8	$46.6	$38.7	$18.8	$442.2

Goodwill	$140.8	$27.2	$26.5	$23.0	$1.9	$219.4

(1)
The purchase accounting for Proseal and Prime is provisional. The valuation of working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

(2)
The purchase accounting for LEKTRO is provisional. The valuation of certain working capital balances, intangibles, property, plant and equipment, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended June 30, 2019, we refined our estimates for other intangibles by ($7.3) million, deferred taxes by $1.8 million, and inventory by $0.2 million. The impact of these adjustments was reflected as a net increase in goodwill of $5.3 million. These adjustments resulted in an immaterial impact to the consolidated statement of income.

(3)	The purchase accounting for FTNON is complete as of June 30, 2019. During the quarter ended June 30, 2019 we had no significant measurement period adjustments.

(4)	The purchase accounting for Schröder was final as of December 31, 2018.

(5)
The acquired intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives, which range from seven to twenty years. The intangible assets acquired in 2019 include customer relationships totaling $84.0 million (14 - year weighted average useful life), technology totaling $40.2 million (8 - year weighted average useful life), and tradenames totaling $15.0 million (20 - year weighted average useful life).

(6)	Proseal and Prime purchase agreements include contingent payments due to the sellers to the extent Proseal and Prime achieve certain earnings targets.

Proseal earnings performance for the period from January 1, 2020 through December 31, 2020 would result in a payment of $17.7 million in the event earnout targets are met, and no payment if not met.
Prime contingent payments are based on the achievement of earnings target ranges for the respective year, and would result in a payment of $0 million to $1 million for the period from June 1, 2019 through December 31, 2019, and an additional payment of $0 million to $0.5 million or the period from January 1, 2020 through December 31, 2020.
Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of these contingent consideration obligations were determined.
During the six months ended June 30, 2019, Proseal, Prime, and Lektro had aggregate revenues of $22.3 million and aggregate losses of ($0.6) million.
NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2018	$310.3	$11.1	$321.4
Acquisitions	168.0	26.5	194.5
Currency translation	0.1	—	0.1
Balance as of June 30, 2019	$478.4	$37.6	$516.0

Intangible assets consisted of the following:

	June 30, 2019		December 31, 2018
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$194.1	$52.2	$165.5	$45.2
Patents and acquired technology	111.0	41.9	99.8	38.2
Trademarks	28.6	10.6	23.1	10.3
Non-amortizing intangible assets	15.6	—	15.6	—
Other	108.4	12.4	14.4	10.8
Total intangible assets	$457.7	$117.1	$318.4	$104.5

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2019	December 31, 2018
Raw materials	$107.0	$82.1
Work in process	66.9	70.6
Finished goods	155.5	118.8
Gross inventories before LIFO reserves and valuation adjustments	329.4	271.5
LIFO reserves	(49.2)	(48.2)
Valuation adjustments	(19.8)	(17.2)
Net inventories	$260.4	$206.1

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Service cost	$0.5	$0.5	$0.9	$1.0
Interest cost	2.9	2.7	5.5	5.4
Expected return on plan assets	(3.8)	(4.3)	(7.6)	(8.5)
Settlement charge	—	0.3	—	0.4
Amortization of net actuarial losses	1.4	1.7	3.1	3.3
Net periodic cost	$1.0	$0.9	$1.9	$1.6

We expect to contribute $8.1 million to our pension plans in 2019, $6.0 million of which would be contributed to our U.S. qualified pension plan. We contributed $2.0 million to our U.S. qualified pension plan during the six months ended June 30, 2019.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For JBT, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2019 and 2018 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, March 31, 2019	$(138.7)	$1.3	$(48.8)	$(186.2)
Other comprehensive income (loss) before reclassification	—	(0.6)	(2.3)	(2.9)
Amounts reclassified from accumulated other comprehensive income	1.1	(0.3)	(0.6)	0.2
Ending balance, June 30, 2019	$(137.6)	$0.4	$(51.7)	$(188.9)

(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2019 were $1.5 million of charges to pension expense, other than service cost, net of $0.4 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.5 million of benefit in interest expense, net of $0.2 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2019 were $0.8 million of benefit in interest expense, net of $0.2 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
(In millions)
Beginning balance, March 31, 2018	$(112.5)	$2.5	$(25.3)	$(135.3)
Other comprehensive income (loss) before reclassification	—	0.5	(20.3)	(19.8)
Amounts reclassified from accumulated other comprehensive income	1.4	(0.1)	—	1.3
Ending balance, June 30, 2018	$(111.1)	$2.9	$(45.6)	$(153.8)

(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2018 were $2.0 million of charges in pension expense, other than service cost net of $0.6 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $(0.2) million of charges in interest expense, net of $0.1 million income tax provision.

Changes in the AOCI balances for the six months ended June 30, 2019 and 2018 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2018	$(140.4)	$2.0	$(48.1)	$(186.5)
Other comprehensive income (loss) before reclassification	0.4	(0.9)	(2.6)	(3.1)
Amounts reclassified from accumulated other comprehensive income	2.4	(0.7)	(1.0)	0.7
Ending balance, Ending balance, June 30, 2019	$(137.6)	$0.4	$(51.7)	$(188.9)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2019 were $3.2 million of charges in pension expense, other than service cost net of $0.8 million benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.0 million of charges in interest expense, net of $0.3 million in benefit for income taxes. Reclassification adjustments for foreign currency translation related to net investment hedges for the six months ended June 30, 2019 were $1.4 million of benefit in interest expense, net of $0.4 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2017	$(113.9)	$1.4	$(27.8)	$(140.3)
Other comprehensive income (loss) before reclassification	—	1.6	(17.8)	(16.2)
Amounts reclassified from accumulated other comprehensive income	2.8	(0.1)	—	2.7
Ending balance, Ending balance, June 30, 2018	$(111.1)	$2.9	$(45.6)	$(153.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2018 were $3.6 million of charges in other expense (income), net below operating income net of $0.8 million income tax provision. Reclassification adjustments for derivatives designated as hedges for the same period were $(0.2) million of charges in interest expense, net of $0.1 million income tax provision.

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

When a performance obligation is separately identifiable, as defined in ASC 606, we allocate a portion of the contract price to the obligation and recognize it separately from the other performance obligations. Contract price allocation among multiple performance obligations is based on the relative standalone selling price of each distinct good or service in the contract. When not sold separately, an estimate of the standalone selling price is determined using expected cost plus a reasonable margin.

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

We utilize the input method of “cost-to-cost” to recognize revenue over time. We measure progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expense. Cost estimates are based on various assumptions to project the outcome of future events; including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors.

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

Transaction price allocated to the remaining performance obligations

The majority of our contracts are completed within twelve months. For performance obligations that extend beyond one year, we had $228.2 million of remaining performance obligations as of June 30, 2019. We expect to recognize 56% as revenue in 2019, 35% in 2020, and the remainder in 2021. We have elected the following optional exemptions from the remaining performance obligation disclosures:

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

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
(In millions)	FoodTech	AeroTech	FoodTech	AeroTech
Type of Good or Service
Recurring (1)	$145.4	$51.9	$278.7	$102.8
Non-recurring (1)	197.9	98.0	359.2	170.0
Total	343.3	149.9	637.9	272.8

Geographical Region (2)
North America	179.6	125.0	335.7	219.9
Europe, Middle East and Africa	91.6	20.1	171.0	43.5
Asia Pacific	44.0	4.0	81.7	8.1
Latin America	28.1	0.8	49.5	1.3
Total	343.3	149.9	637.9	272.8

Timing of Recognition (3)
Point in Time	160.0	86.5	306.0	155.1
Over Time	183.3	63.4	331.9	117.7
Total	343.3	149.9	637.9	272.8

	Three Months Ended		Six Months Ended
	June 30, 2018		June 30, 2018
(In millions)	FoodTech	AeroTech	FoodTech	AeroTech
Type of Good or Service
Recurring (1)	$135.2	$46.3	$258.2	$89.4
Non-recurring (1)	226.4	83.2	407.0	145.7
Total	361.6	129.5	665.2	235.1

Geographical Region (2)
North America	162.8	109.2	326.8	193.0
Europe, Middle East and Africa	130.1	11.5	206.4	25.6
Asia Pacific	59.0	9.0	99.2	16.0
Latin America	9.7	(0.2)	32.8	0.5
Total	361.6	129.5	665.2	235.1

Timing of Recognition (3)
Point in Time	189.8	81.3	351.8	141.5
Over Time	171.8	48.2	313.4	93.6
Total	361.6	129.5	665.2	235.1

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

Our contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	June 30, 2019	December 31, 2018
Contract assets	$83.6	$70.3
Contract liabilities	101.7	124.5

In the six months ended June 30, 2019, we recognized $98.4 million of the amount included in contract liabilities at December 31, 2018 into revenue. The remainder of the change from December 31, 2018 is driven by the timing of advanced and milestone payments received from customers. There were no significant changes in the contract balances other than those described above.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and our basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic earnings per share:
Income from continuing operations	$34.0	$33.5	$53.7	$35.1
Weighted average number of shares outstanding	31.9	31.9	31.9	31.9
Basic earnings per share from continuing operations	$1.07	$1.05	$1.69	$1.10
Diluted earnings per share:
Income from continuing operations	$34.0	$33.5	$53.7	$35.1
Weighted average number of shares outstanding	31.9	31.9	31.9	31.9
Effect of dilutive securities:
Restricted stock	0.1	0.2	0.1	0.4
Total shares and dilutive securities	32.0	32.1	32.0	32.3
Diluted earnings per share from continuing operations	$1.06	$1.04	$1.68	$1.09

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2019				As of December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$14.0	$14.0	$—	$—	$12.3	$12.3	$—	$—
Derivatives	8.7	—	8.7	—	7.7	—	7.7	—
Total assets	$22.7	$14.0	$8.7	$—	$20.0	$12.3	$7.7	$—
Liabilities:
Derivatives	$4.6	$—	$4.6	$—	$2.0	$—	$2.0	$—
Contingent consideration	16.1	—	—	16.1	—	—	—	—
Total liabilities	$20.7	$—	$4.6	$16.1	$2.0	$—	$2.0	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that we have the ability to access. Investments are reported separately in other assets on the Balance Sheet. Investments include an unrealized gain of $0.2 million as of June 30, 2019 and unrealized loss of $2.4 million as of December 31, 2018.

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

Contingent consideration obligation represents the estimated fair value of the additional consideration payable in connection with our acquisitions of Proseal and Prime completed in the second quarter of 2019. We estimated the acquisition date fair value of the contingent consideration obligation for Proseal using a Monte Carlo simulation, and a scenario based method for Prime. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligations were the acquired company's projected performance, a risk-adjusted discount rate and performance volatility driven by industry peers. At each reporting date, we revalue the contingent consideration obligations to their fair values and record any changes in fair value within selling, general and administrative expenses in the Income Statement.

During the quarter ended June 30, 2019, the change in fair value of contingent consideration obligations was not material. The fair value of contingent consideration obligations as of June 30, 2019 was $16.1 million, with $15.2 million included in other liabilities and $0.9 million included in other current liabilities within the Balance Sheet.

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

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

All derivatives are recorded as other assets or liabilities in the Balance Sheet at their respective fair values. For derivatives designated as cash flow hedges, the unrealized gain or loss related to the derivatives are recorded in Other comprehensive income (loss) until the hedged transaction affects earnings. We assess at inception of the hedge, whether the derivative in the hedging transaction will be highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: We manufacture and sell products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of our sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which we take into consideration as part of our risk management policy. The purpose of our foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. We primarily utilize forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. We have not designated these forward foreign exchange contracts, which had a notional value at June 30, 2019 of $541.9 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of June 30, 2019		As of December 31, 2018
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$4.6	$4.8	$3.7	$2.1

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. We enter into master netting arrangements with our counterparties when possible to mitigate credit risk in derivative transactions by permitting us to net settle for transactions with the same counterparty. However, we do not net settle with such counterparties. As a result, we present derivatives at their gross fair values in the Balance Sheet.

As of June 30, 2019 and December 31, 2018, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2019
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$8.7	$—	$8.7	$(3.0)	$5.7

(In millions)	As of June 30, 2019
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4.6	$—	$4.6	$(3.0)	$1.6

(In millions)	As of December 31, 2018
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.7	$—	$7.7	$(1.5)	$6.2

(In millions)	As of December 31, 2018
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.0	$—	$2.0	$(1.5)	$0.5

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2019	2018	2019	2018
Foreign exchange contracts	Revenue	$(1.0)	$(1.8)	$(3.1)	$(3.5)
Foreign exchange contracts	Cost of sales	0.4	(0.4)	1.2	0.2
Foreign exchange contracts	Selling, general and administrative expense	(1.7)	0.2	(1.7)	0.3
Total		(2.3)	(2.0)	(3.6)	(3.0)
Remeasurement of assets and liabilities in foreign currencies		1.3	1.4	1.6	1.5
Net gain (loss) on foreign currency transactions		$(1.0)	$(0.6)	$(2.0)	$(1.5)

Interest Rates: We have entered into three interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss).

At June 30, 2019, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $0.6 million and as accumulated other comprehensive income, net of tax, of $0.2 million.

Net Investment: We have entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes.

Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the six months ended June 30, 2019, gains recorded in interest expense, net under the cross currency swap agreement were $1.4 million.
At June 30, 2019, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $3.7 million and as accumulated other comprehensive income, net of tax, of $2.8 million.

Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2019, is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

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

Our lease cost as of the three and six months ended June 30, 2019 was $3.3 million, and $6.8 million respectively. Variable lease cost, short-term lease cost and sub-lease income were immaterial.

Refer to Note 15. Related Party Transactions for details of lease agreements with related parties.
The following tables provide the required information regarding our operating leases for which we are lessee:

	Balance as of
in millions	June 30, 2019	January 1, 2019
Assets
ROU assets	$28.3	$32.3
Total ROU assets	28.3	32.3

Liabilities
Current	10.5	10.8
Non-current	19.5	23.3
Total lease liabilities	$30.0	$34.1

Weighted-average remaining lease term (years )	4.1	4.3
Weighted-average discount rate	5.7%	5.7%

The majority of our ROU assets and lease liabilities, approximately 80%, relate to real estate leases, with the remaining amount primarily comprised of vehicle leases.

Maturity of Operating Lease Liabilities:

Year 1	$11.7
Year 2	8.4
Year 3	4.7
Year 4	3.2
Year 5	2.3
After Year 5	3.3
Total lease payments	33.6
Less: Interest on lease payments	(3.6)
Present value of lease liabilities	$30.0

Other Information:

Year-to-Date
June 30, 2019
Operating cash flows from operating leases	$6.7
Leased assets obtained in exchange for new operating lease liabilities	2.4

During the second quarter of 2019, we acquired real estate leases for which we are the lessee for an indefinite lease term and that are classified as financing. The ROU asset balance for these leases is $3.3 million and is included in property, plant, and equipment, net in the Balance Sheet as of June 30, 2019. As of June 30, 2019, the lease obligations associated with these leases were not material. Furthermore, the lease cost and operating cash flows for the three and six months ended June 30, 2019 were not material.

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

Lessor Accounting

JBT primarily leases certain FoodTech equipment, such as industrial juicers, to customers.

In most instances, JBT includes maintenance as a component of the lease agreement. ASC 842 requires lessors to separate lease and non-lease components and further defines maintenance as a non-lease component. We elected to exercise the available practical expedient of combining lease and non-lease components where the components meet both of the following criteria:

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

The following tables provide the required information regarding our operating leases for which we are lessor.

Operating Lease Revenue:

	Three Months Ended	Six Months Ended
in millions	June 30, 2019	June 30, 2019
Fixed payment revenue	$16.9	$32.9
Variable payment revenue	5.2	10.6
Total	$22.1	$43.5

Operating Lessor Maturity Analysis:

Less than 1 Year	$42.6
Year 1	47.6
Year 2	38.4
Year 3	27.2
Year 4	14.4
Year 5	2.1
After Year 5	2.8
Total lease revenue	$175.1

During the second quarter of 2019 we acquired leases with customers that are classified as sales-type leases, with lease revenue of $0.9 million due in less than 1 year, and $0.5 million due in Year 1. Lease revenue for sales-type leases for the three and six months ended June 30, 2019 was not material.

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
Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $236.2 million at June 30, 2019, represent guarantees of our future performance. We also have provided $6.4 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years and we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, we guarantee our customers’ financing arrangements. We are responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, we generally retain recourse to the equipment sold. As of June 30, 2019, the gross value of such arrangements was $3.9 million, of which our net exposure under such guarantees was $0.2 million.

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and cost exist. We also provide a warranty liability when additional specific obligations are identified. The warranty obligation reflected in other current liabilities in the consolidated Balance Sheet is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Balance at beginning of period	$12.3	$14.3	$13.5	$14.5
Expense for new warranties	2.9	1.8	6.1	5.2
Adjustments to existing accruals	0.1	(0.3)	(1.2)	(1.0)
Claims paid	(3.5)	(2.2)	(6.9)	(5.4)
Added through acquisition	0.6	—	1.0	0.2
Translation	—	(0.4)	(0.1)	(0.3)
Balance at end of period	$12.4	$13.2	$12.4	$13.2

NOTE 13. BUSINESS SEGMENT INFORMATION

Operating segments for the Company are determined based on information used by the chief operating decision maker (CODM) in deciding how to evaluate performance and allocate resources to each of the segments. JBT’s CODM is the Chief Executive Officer (CEO). While there are many measures the CEO reviews in this capacity, the key segment measures reviewed include operating profit, operating profit margin, and EBITDA, adjusted when applicable, and EBITDA margins.

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

Total revenue by segment includes intersegment sales, which are made at prices that reflect, as nearly as practicable, the market value of the transaction. Segment operating profit is defined as total segment revenue less segment operating expense. The following items have been excluded in computing segment operating profit: corporate expense, restructuring expense, interest income and expense, and income taxes. See the table below for further details on corporate expense.

Segment operating profit is defined as total segment revenue less segment operating expense. Business segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Revenue
JBT FoodTech	$343.3	$361.6	$637.9	$665.2
JBT AeroTech	149.9	129.5	272.8	235.1
Other revenue and intercompany eliminations	$0.1	$0.2	$0.1	$0.2
Total revenue	$493.3	$491.3	$910.8	$900.5

Income before income taxes
Segment operating profit:
JBT FoodTech	$51.3	$47.4	$90.0	$68.9
JBT AeroTech	17.9	14.7	28.0	22.6
Total segment operating profit	69.2	62.1	118.0	91.5
Corporate items:
Corporate expense (1)	17.9	11.4	30.8	22.2
Restructuring expense (2)	4.3	8.5	10.2	21.2
Operating income	47.0	42.2	77.0	48.1

Pension expense, other than service cost	0.5	0.4	1.0	0.6
Interest expense, net	4.2	3.4	7.5	7.1
Income from continuing operations before income taxes	$42.3	$38.4	$68.5	$40.4

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)	Refer to Note 14. Restructuring for further information on restructuring expense.

NOTE 14. RESTRUCTURING

Restructuring expense primarily consists of employee separation benefits under our existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs, asset impairment charges and other costs that are associated with restructuring actions. Certain restructuring charges are accrued prior to payments made in accordance with applicable guidance. For such charges, the amounts are determined based on estimates prepared at the time the restructuring actions were approved by management.

During the fourth quarter of 2016 we implemented and acquired a restructuring plan to consolidate certain facilities and optimize our general and administrative infrastructure subsequent to a FoodTech acquisition. We incurred $3.0 million expense for this plan in prior years with no additional expense in 2019, and completed this plan in the first quarter of 2019.

In the first quarter of 2018, we implemented a restructuring plan ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is up to $60.0 million. Through June 30, 2019 we have recognized cumulative restructuring charges of $57.2 million, net of cumulative releases of the related liability of $8.9 million. We expect to recognize any remaining costs in 2019.

The following table details the amounts reported in restructuring expense for the 2018 restructuring plan on the consolidated statement of income since the implementation of this plan:

	Cumulative Amount	For the Three Months Ended		Cumulative Amount
(In millions)	As of December 31, 2018	March 31, 2019	June 30, 2019	As of June 30, 2019
Severance and related expense	18.5	1.6	3.6	23.7
Other	34.7	4.8	2.9	42.4
Total Restructuring charges	$53.2	$6.4	$6.5	$66.1

The restructuring expense is primarily associated with the FoodTech segment, and is excluded from our calculation of segment operating profit. Expense incurred during the six months ended June 30, 2019 primarily relate to costs to streamline operations and consulting fees as a direct result of our plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2019:

		Impact to Earnings
(In millions)	Balance as of December 31, 2018	Charged to Earnings	Release of Liability	Payments Made	Balance as of June 30, 2019
Severance and related expense	$8.4	$5.2	$(2.7)	$(3.2)	7.7
Other	11.0	7.7	—	(15.8)	2.9
Total	$19.4	$12.9	$(2.7)	$(19.0)	10.6

We released $2.7 million of the liability during the six months ended June 30, 2019 which we no longer expect to pay in connection with the 2018 restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. RELATED PARTY TRANSACTIONS

We have entered into an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by JBT employees who were former owners or employees of our newly acquired business, Prime. The lease will commence on November 1, 2019, with an eight year term. The operating lease right-of-use asset and lease liability related to this agreement will be $4.0 million.

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

•
Execute Impact Initiatives. JBT is enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of products. In AeroTech, we plan to continue to develop advanced military product offering and customer support capability to service global military customers. Additionally, our impact initiatives are designed to support the reduction in operating cost including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organization structure

•
Maintain a Disciplined Acquisition Program. We are also continuing our strategic acquisition program focused on companies that add complementary products, which enable us to offer more comprehensive solutions to customers, and meet our strict economic criteria for returns and synergies.

We developed the JBT Operating System in 2018, introducing a new level of process rigor across the company effective in the first quarter of 2019. The system is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious food resources; and giving back to the communities where we live and work. Both our FoodTech equipment and AeroTech equipment businesses have significant growth potential related to clean technologies. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help its customers meet their environmental objectives. A key ESG objective is to further align our business with our customers in order to support their ambitious quality, financial, and ESG goals.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, and segment EBITDA (adjusted when appropriate) and segment EBITDA margins.

Non-GAAP Financial Measures

We report the following non-GAAP financial measures:

•
Free cash flow: We use free cash flow internally as a key indicator of our liquidity and ability to service debt, invest in business combinations, and return money to shareholders and believe this information is useful to investors because it provides an understanding of the cash available to fund these initiatives. We define free cash flow as cash provided by continuing operating activities, less capital expenditures, plus proceeds from sale of fixed assets and pension contributions. For free cash flow purposes we consider contributions to pension plans to be more comparable to payment of debt, and therefore exclude these contributions from the calculation of free cash flow.

•
Adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations: We use these measures internally to make operating decisions and for the planning and forecasting of future periods. We provide this information to investors because we believe it allows more meaningful period-to-period comparisons of our ongoing operating results, without the fluctuations in the amount of certain costs that do not reflect our underlying operating results. We adjust our earnings for restructuring expense, costs to amortize the step up of inventory acquired in business combinations, and transaction and integration costs for acquired businesses.

•
Adjusted EBITDA by reportable segment: Given the Company’s growth through acquisitions, management believes adjusted EBITDA is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results. To arrive at adjusted EBITDA, we adjust our earnings for income taxes, interest expense, pension expense other than service cost, depreciation and amortization, restructuring expense, costs to amortize the step up of inventory acquired in business combinations, and transaction and integration costs for acquired businesses. We use adjusted EBITDA internally both on a segment and consolidated basis to make operating decisions.

•
Constant currency: We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation is a non-GAAP financial measure, which excludes the impact of fluctuations in foreign currency exchange rates. We believe providing constant currency information provides valuable supplemental information regarding our results of operations, consistent with how we evaluate our performance. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing. This calculation may differ from similarly-titled measures used by other companies.

The non-GAAP financial measures disclosed in this Quarterly Report on Form 10-Q are not intended to be used as a substitute for, nor should they be considered in isolation of, financial measures prepared in accordance with U.S. GAAP. The tables included below reconcile the non-GAAP financial measure to the most comparable GAAP financial measure.

The table below provides a reconciliation of cash flow from continuing operations to free cash flow:

	Six Months Ended June 30,
(In millions)	2019	2018
Cash provided by continuing operating activities	$13.1	$15.1
Less: capital expenditures	17.8	18.7
Plus: proceeds from sale of fixed assets	0.6	1.2
Plus: pension contributions	3.1	10.6
Free cash flow (FCF)	(1.0)	8.2

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Income from continuing operations as reported	$34.0	$33.5	$53.7	$35.1

Non-GAAP adjustments
Restructuring expense	4.3	8.5	10.2	21.2
M&A related cost	10.8	1.4	11.5	1.8
Impact on tax provision from Non-GAAP adjustments	(3.7)	(2.6)	(5.3)	(6.0)
Adjusted income from continuing operations	$45.4	$40.8	$70.1	$52.1

Income from continuing operations as reported	$34.0	$33.5	$53.7	$35.1
Total shares and dilutive securities	32.0	32.1	32.0	32.3
Diluted earnings per share from continuing operations	$1.06	$1.04	$1.68	$1.09

Adjusted income from continuing operations	$45.4	$40.8	$70.1	$52.1
Total shares and dilutive securities	32.0	32.1	32.0	32.3
Adjusted diluted earnings per share from continuing operations	$1.42	$1.27	$2.19	$1.61

(1)
Beginning in the first quarter of 2019, we changed our presentation of non-GAAP measures to exclude M&A related cost, specifically amortization of inventory step up, integration costs, and transaction expenses. We evaluate operational performance and operating trends after excluding certain expenses incurred to fulfill our acquisition strategy. M&A related cost is excluded from the prior year results to conform to the current year presentation.

(2)	Impact on income tax provision was calculated using the Company’s annual effective tax rate of 24.5% and 25.6% for June 30, 2019 and 2018, respectively.

The tables below provide a reconciliation of net income to consolidated Adjusted EBITDA, and operating profit to Adjusted EBITDA by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net Income	$33.7	$33.6	$53.4	$34.8
Loss (gain) from discontinued operations, net of taxes	0.3	(0.1)	0.3	0.3
Income from continuing operations as reported	34.0	33.5	53.7	35.1
Income tax provision	8.3	4.9	14.8	5.3
Interest expense, net	4.2	3.4	7.5	7.1
Depreciation and amortization	15.6	14.1	30.3	27.8
EBITDA	62.1	55.9	106.3	75.3

Restructuring expense	4.3	8.5	10.2	21.2
Pension expense, other than service cost	0.5	0.4	1.0	0.6
M&A related cost	10.8	1.4	11.5	1.8
Adjusted EBITDA	$77.7	$66.2	$129.0	$98.9

	Three Months Ended June 30, 2019
(In millions)	FoodTech	AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$51.3	$17.9	$(22.2)	$47.0
Restructuring expense	—	—	4.3	4.3
M&A related cost	4.9	0.6	5.3	10.8
Adjusted operating profit	56.2	18.5	(12.6)	62.1
Depreciation and amortization	13.7	1.2	0.7	15.6
Adjusted EBITDA	$69.9	$19.7	$(11.9)	$77.7

Revenue	$343.3	$149.9	$0.1	$493.3
Operating profit %	14.9%	11.9%		9.5%
Adjusted operating profit %	16.4%	12.3%		12.6%
Adjusted EBITDA %	20.3%	13.2%		15.8%

	Six Months Ended June 30, 2019
(In millions)	FoodTech	AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$90.0	$28.0	$(41.0)	$77.0
Restructuring expense	—	—	10.2	10.2
M&A related cost	5.3	0.9	5.3	11.5
Adjusted operating profit	95.3	28.9	(25.5)	98.7
Depreciation and amortization	26.6	2.2	1.5	30.3
Adjusted EBITDA	$121.9	$31.1	$(24.0)	$129.0

Revenue	$637.9	$272.8	$0.1	$910.8
Operating profit %	14.1%	10.3%		8.5%
Adjusted operating profit %	14.9%	10.6%		10.8%
Adjusted EBITDA %	19.1%	11.4%		14.2%

	Three Months Ended June 30, 2018
(In millions)	FoodTech	AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$47.4	$14.7	$(19.9)	$42.2
Restructuring expense	—	—	8.5	8.5
M&A related cost	1.4	—	—	1.4
Adjusted operating profit	48.8	14.7	(11.4)	52.1
Depreciation and amortization	12.7	0.8	0.6	14.1
Adjusted EBITDA	$61.5	$15.5	$(10.8)	$66.2

Revenue	$361.6	$129.5	$0.2	$491.3
Operating profit %	13.1%	11.4%		8.6%
Adjusted operating profit %	13.5%	11.4%		10.6%
Adjusted EBITDA %	17.0%	11.9%		13.5%

	Six Months Ended June 30, 2018
(In millions)	FoodTech	AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$68.9	$22.6	$(43.4)	$48.1
Restructuring expense	—	—	21.2	21.2
M&A related cost	1.8	—	—	1.8
Adjusted operating profit	70.7	22.6	(22.2)	71.1
Depreciation and amortization	25.2	1.5	1.1	27.8
Adjusted EBITDA	$95.9	$24.1	$(21.1)	$98.9

Revenue	$665.2	$235.1	$0.2	$900.5
Operating profit %	10.4%	9.6%		5.3%
Adjusted operating profit %	10.6%	9.6%		7.9%
Adjusted EBITDA %	14.4%	10.3%		11.0%

(1)
Beginning in the first quarter of 2019, we changed our presentation of non-GAAP measures to exclude M&A related cost, specifically amortization of inventory step up, integration costs, and transaction expenses. We evaluate operational performance and operating trends after excluding certain expenses incurred to fulfill our acquisition strategy. M&A related cost is excluded from the prior year results to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue	$493.3	$491.3	$2.0
Cost of sales	338.3	351.0	12.7
Gross profit	155.0	140.3	14.7
Gross profit %	31.4%	28.6%	280 bps
Selling, general and administrative expense	103.7	89.6	(14.1)
Restructuring expense	4.3	8.5	4.2
Operating income	47.0	42.2	4.8
Operating income %	9.5%	8.6%	90 bps
Pension expense, other than service cost	0.5	0.4	(0.1)
Interest expense, net	4.2	3.4	(0.8)
Income from continuing operations before income taxes	42.3	38.4	3.9
Income tax provision	8.3	4.9	(3.4)
Income from continuing operations	34.0	33.5	0.5
Loss (gain) from discontinued operations, net of taxes	0.3	(0.1)	(0.4)
Net income	$33.7	$33.6	$0.1

Total revenue for the three months ended June 30, 2019 increased $2.0 million compared to the same period in 2018. This increase in revenue was due to a 5% gain from acquisitions and 4% growth in organic revenue, offset by a 6% decline due to a one-time transition benefit in 2018 from adoption of new revenue recognition standard and a 2% decline due to a negative impact from foreign currency translation.

Operating income margin was 9.5% for the three months ended June 30, 2019 compared to 8.6% in the same period in 2018, an increase of 90 bps, as a result of the following items:

•
Gross profit margin increased 280 bps to 31.4% compared to 28.6% in the same period last year. This increase was the result of efficiency improvements driven by continuing restructuring activities, a richer mix of product sales and higher pricing, partially offset by unfavorable foreign currency translation.

•
Selling, general and administrative expense increased in dollars and as a percentage of revenue primarily due to acquisition costs and amortization expense from new acquisitions. As a percentage of revenue these expenses have increased 280 bps from 18.2% in 2018 to 21.0% in 2019.

•
Restructuring expense decreased $4.2 million. As a percent of revenue, these expenses have declined 80 bps to 0.9% compared to 1.7% in the same period last year. In the second quarter of 2019 we recorded restructuring expense of $4.3 million in connection with our 2018 restructuring plan to better leverage our general and administrative resources and improve efficiency globally.

•	Currency translation reduced operating income by $1.8 million.

Interest expense, net increased $0.8 million driven by higher interest of $1.5 million resulting from higher average debt levels to fund acquisitions, partially offset by a benefit of $0.7 from cross currency swaps.

Income tax expense for the three months ended June 30, 2019 reflected an effective income tax rate of 24.5% compared to 25.6% in the same period in 2018. In addition, discrete tax benefits of $2.2 million and $5.0 million were recognized for the three months ended June 30, 2019 and 2018, respectively, resulting from vesting of stock based compensation awards.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2019 AND 2018

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue
JBT FoodTech	$343.3	$361.6	$(18.3)
JBT AeroTech	149.9	129.5	20.4
Other revenue and intercompany eliminations	0.1	0.2	(0.1)
Total revenue	$493.3	$491.3	$2.0
Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$51.3	$47.4	$3.9
JBT FoodTech segment operating profit %	14.9%	13.1%	180 bps
JBT AeroTech	17.9	14.7	3.2
JBT AeroTech segment operating profit %	11.9%	11.4%	50 bps
Total segment operating profit	69.2	62.1	7.1
Total segment operating profit %	14.0%	12.6%	140 bps
Corporate items:
Corporate expense	17.9	11.4	(6.5)
Restructuring expense	4.3	8.5	4.2
Operating income	$47.0	$42.2	$4.8
Operating income %	9.5%	8.6%	90 bps

Inbound orders:
JBT FoodTech	$307.8	$349.9
JBT AeroTech	159.3	180.3
Other revenue and intercompany eliminations	0.1	0.1
Total inbound orders	$467.2	$530.3

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

(2)
Segment operating profit is defined as total segment revenue less segment operating expense. Corporate expense, restructuring expense, interest income and expense and income taxes are not allocated to the segments. Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

JBT FoodTech

FoodTech revenue for the three months ended June 30, 2019 declined $18.3 million, or 5.1% compared to the same period in 2018. Organic growth contributed a 1.0% increase, revenue from acquisitions contributed a 4.7% increase, a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulted in a 7.7% unfavorable impact, and currency translation had a 2.9% unfavorable impact. Organic revenue growth was a result of higher customer demand for aftermarket parts and services, particularly in the domestic protein industry, which offset a slight decline in equipment revenue as compared to the second quarter of 2018.
FoodTech operating profit increased $3.9 million for the three months ended June 30, 2019 compared to the same period in 2018. Operating profit margin increased 180 bps. The increase in profitability reflects 430 bps in gross profit margin improvement; equivalent to $15.1 million, offset by $6.7 million in higher selling, general and administrative costs, ultimately resulting in improved operating profit margins. Of the gross profit improvement, $7.6 million reflects efficiency improvements resulting from continuing restructuring activities, and $7.5 million reflects a richer mix of product and aftermarket sales. Generally, aftermarket revenue generates higher margins than equipment revenues. In the second quarter of 2019, recurring revenue contributed a larger percentage of total revenues as compared to the second quarter of 2018, and at higher margins in the second quarter of 2019 than in the second quarter of 2018.
Currency translation reduced operating profit comparative results for FoodTech by $2.1 million in the second quarter of 2019.
JBT AeroTech

JBT AeroTech's revenue for the three months ended June 30, 2019 increased $20.4 million, or 15.7% compared to the same period in 2018. Organic growth contributed a 12.5% increase, revenue from acquisitions contributed a 6.5% increase, a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulted in a 2.8% unfavorable impact, and currency translation had a 0.5% unfavorable impact. Revenues from our mobile equipment business increased $9.5 million including $8.3 million from acquisitions. Revenues from our organic fixed equipment business increased $9.0 million primarily due to higher passenger boarding bridge activity and related products to domestic airports. Service revenues increased by $2.5 million driven by higher revenues from new maintenance contracts and currency translation had an unfavorable impact of $0.6 million.
AeroTech operating profit increased $3.2 million for the three months ended June 30, 2019 compared to the same period in 2018. JBT AeroTech's operating profit margin was 11.9% compared to 11.4% in the prior year, reflecting an increase of 50 bps. Gross profit margins improved by 100 bps primarily due to efficiency improvements resulting from continuing restructuring activities, partially offset by material cost increases. Selling, general and administrative expenses in 2019 were $2.7 million higher than 2018, including $1.9 million from acquisitions, and were up 40 bps largely due to amortization costs related to acquisitions.
Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.
Corporate Expense

Corporate expense increased $6.5 million during the three months ended June 30, 2019, compared to the same period in 2018. The increase was driven primarily by M&A related costs and higher incentive compensation. Corporate expense increased as a percentage of sales from 2.3% in the prior year compared to 3.6% for the three months ended June 30, 2019.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue	$910.8	$900.5	$10.3
Cost of sales	628.2	656.6	28.4
Gross profit	282.6	243.9	38.7
Gross profit %	31.0%	27.1%	390 bps
Selling, general and administrative expense	195.4	174.6	(20.8)
Restructuring expense	10.2	21.2	11.0
Operating income	77.0	48.1	28.9
Operating income %	8.5%	5.3%	320 bps
Pension expense, other than service cost	1.0	0.6	(0.4)
Interest expense, net	7.5	7.1	(0.4)
Income from continuing operations before income taxes	68.5	40.4	28.1
Income tax provision	14.8	5.3	(9.5)
Income from continuing operations	53.7	35.1	18.6
Loss (gain) from discontinued operations, net of taxes	0.3	0.3	—
Net income	$53.4	$34.8	$18.6

Total revenue for the six months ended June 30, 2019 increased $10.3 million compared to the same period in 2018. This is a 1% increase, with 9% growth from organic revenue, a 4% gain from acquisitions, partially offset by a 9% decline in revenue due to a one-time transition benefit in 2018 from adoption of the new revenue recognition standard, and a 3% unfavorable foreign currency translation.

Operating income margin was 8.5% for the six months ended June 30, 2019 compared to 5.3% in the same period in 2018, an increase of 320 bps, as a result of the following items:

•
Gross profit margin increased 390 bps to 31.0% compared to 27.1% in the same period last year. This increase was the result of gross margin improvement due to productivity improvement from continuing restructuring activities, a richer mix of product sales, and the absence of higher costs from the execution of larger projects in 2018. This increase was partially offset by unfavorable foreign currency translation.

•
Selling, general and administrative expense increased in dollars and as a percentage of revenue primarily due to an increase in acquisition costs, amortization expense from new acquisitions, professional services and incentive compensation. As a percentage of revenue, these expenses have increased 200 bps to 21.4% compared to 19.4% in the same period last year.

•
Restructuring expense decreased $11.0 million. In the current year, we recorded restructuring expense of $10.2 million in connection with our 2018 restructuring plan described later in this report. As a percent of revenue, these expenses have declined 120 bps to 1.1% compared to 2.3% in the same period last year.

•	Currency translation reduced operating income by $3.6 million.

Pension expense, other than service cost increased from $0.6 million in 2018 to $1.0 million for the six months ended June 30, 2019, resulting from the decrease in expected return on pension assets.

Interest expense, net increased $0.4 million driven by higher interest of $1.8 million resulting from higher average debt levels to fund acquisitions, partially offset by a benefit of $1.4 from cross currency swaps.

Income tax expense for the six months ended June 30, 2019 reflected an effective income tax rate of 24.5% compared to 25.6% in the same period in 2018. In addition, discrete tax benefits of $2.2 million and $5.0 million were recognized for the six months ended June 30, 2019 and 2018, respectively, resulting from vesting of stock based compensation awards.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue
JBT FoodTech	$637.9	$665.2	$(27.3)
JBT AeroTech	272.8	235.1	37.7
Other revenue and intercompany eliminations	$0.1	$0.2	$(0.1)
Total revenue	$910.8	$900.5	$10.3

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$90.0	$68.9	$21.1
JBT FoodTech segment operating profit %	14.1%	10.4%	370 bps
JBT AeroTech	28.0	22.6	5.4
JBT AeroTech segment operating profit %	10.3%	9.6%	70 bps
Total segment operating profit	118.0	91.5	26.5
Total segment operating profit %	13.0%	10.2%	280 bps
Corporate items:
Corporate expense	30.8	22.2	(8.6)
Restructuring expense	10.2	21.2	11.0
Operating income	$77.0	$48.1	$28.9
Operating income %	8.5%	5.3%	320 bps

Inbound orders:
JBT FoodTech	$616.9	$670.6
JBT AeroTech	312.0	301.6
Other revenue and intercompany eliminations	$0.1	$0.1
Total inbound orders	$929.0	$972.3

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

(2)
Segment operating profit is defined as total segment revenue less segment operating expense. Corporate expense, restructuring expense, interest income and expense and income taxes are not allocated to the segments. Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

JBT FoodTech

FoodTech revenue declined $27.3 million, or 4.1%, in the six months ended June 30, 2019 compared to the same period in 2018. Organic growth contributed a 7.3% increase, revenue from acquisitions contributed a 4.1% increase, a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulted in a 12.0% unfavorable impact, and currency translation had a 3.6% unfavorable impact. Organic revenue growth was a result of both higher customer demand for aftermarket parts and services, particularly in the domestic protein industry, and higher equipment revenue as compared to the six months ended June 30, 2018.
FoodTech operating profit increased $21.1 million in the six months ended June 30, 2019 compared to the same period in 2018. Operating profit margin increased 370 bps. The increase in profitability reflects 590 bps in gross profit margin improvement; equivalent to $38.8 million, which was offset by $12.5 million in higher selling, general and administrative costs, ultimately resulting in improved operating profit margins. Of the gross profit improvement, $7.6 million reflects efficiency improvements resulting from continuing restructuring activities, and $31.2 million reflects a richer mix of product and aftermarket sales. Generally, aftermarket revenue generates higher margins than equipment revenues. In the six months ended June 30, 2019, recurring revenue contributed a larger percentage of total revenues as compared to the comparable period of 2018, and at higher margins in the six months ended June 30, 2019 than in the comparable period in 2018.
Currency translation reduced operating profit comparative results for FoodTech by $4.2 million in the six months ended June 30, 2019.

JBT AeroTech

AeroTech revenue for the six months ended June 30, 2019 increased $37.7 million, or 16.0%, compared to the same period in 2018. Organic growth contributed a 12.4% increase, revenue from acquisitions contributed a 5.2% increase, a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulted in a 1.0% unfavorable impact, and currency translation had a 0.6% unfavorable impact. Revenues from our mobile equipment business increased $22.4 million resulting from $10.0 million increase in organic sales driven by equipment sold to military customers and higher aftermarket sales, and $12.4 million from acquisitions. Revenues from our organic fixed equipment business increased $10.8 million primarily due to higher passenger boarding bridge activity and related products to domestic airports. Service revenues increased by $5.9 million driven by higher revenues from new maintenance contracts and currency translation had an unfavorable impact of $1.4 million.
AeroTech operating profit increased $5.4 million for the six months ended June 30, 2019 compared to the same period in 2018. JBT AeroTech's operating profit margin was 10.3% compared to 9.6% in the prior year, reflecting an increase of 70 bps. Gross profit margins improved by 70 bps primarily due to efficiency improvements resulting from continuing restructuring activities, partly offset by material cost increases. Selling, general and administrative expenses in 2019 were $4.6 million higher than 2018, including $3.1 million from acquisitions, and were relatively flat as a percent of sales compared to 2018.
Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.
Corporate Expense

Corporate expense increased $8.6 million during the six months ended June 30, 2019, compared to the same period in 2018. This year's results were driven primarily by an increase in M&A related costs, investments in global sourcing, and higher incentive compensation. Corporate expense increased as a percentage of sales from 2.5% in the prior year compared to 3.4% in 2019.

Restructuring

In the first quarter of 2018, we implemented a restructuring program ("2018 restructuring plan") to address JBT's global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is up to $60 million, of which we have recognized $57.2 million through June 30, 2019. We expect to recognize any remaining costs in 2019.

The cumulative cost savings for the 2018 restructuring plan was $19.8 million with savings of $11.3 million in cost of sales and $8.5 million in selling, general and administrative expense. Incremental cost savings for the 2018 restructuring plan during the six months ended June 30, 2019 is $12.8 million, with savings of $7.1 million in cost of sales and $5.7 million in selling, general and administrative expense. A portion of the $12.8 million in savings was used to fund our JBT Elevate growth initiatives. For the 2018 restructuring plan, we expect to generate total annualized savings of approximately $55 million. Approximate incremental cost savings we expect to realize during the remaining six months in 2019 and in the year 2020 are as follows:

(In millions)	Remainder of 2019	2020
Cost of sales	$7.8	$12.6
Selling, general and administrative expense	5.4	9.4
Total expected incremental cost savings	$13.2	$22.0

The timing for certain incremental cost savings has shifted from 2020 to 2019, with an additional $3 million of cost savings realized during the first six months of 2019 and an additional $3 million of cost savings expected during the remaining six months of 2019. This shift in cost savings is driven by earlier than estimated benefit from productivity improvements and reductions in force, and results in no change to the cumulative expected cost savings and therefore no expected impact to future operating results or liquidity.

For additional financial information about restructuring, refer to Note 14. Restructuring of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of June 30, 2019, or cash plus borrowing capacity under our revolving credit facilities was $252.3 million. The cash flows generated by our operations and the revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, pension contributions, potential share repurchases, acquisitions and other financing requirements.

As of June 30, 2019, we had $39.1 million of cash and cash equivalents, $31.3 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

As noted above, funds held outside of the U.S. are considered permanently invested in our non-U.S. subsidiaries. At times, these foreign subsidiaries have cash balances that exceed their immediate working capital or other cash needs. In these circumstances, the foreign subsidiaries may loan funds to the U.S. parent company on a temporary basis; the U.S. parent company has in the past and may in the future use the proceeds of these temporary intercompany loans to reduce outstanding borrowings under our committed revolving credit facilities. By using available non-U.S. cash to repay our debt on a short-term basis, we can optimize our leverage ratio, which has the effect of lowering our interest expense.
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to IRS guidance at June 30, 2019 was approximately $35.9 million. During the six months ended June 30, 2019, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.
On August 10, 2018, the Board authorized a share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are generally intended to be used for future awards under the Incentive Compensation Plan.

Cash Flows

Cash flows for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
(In millions)	2019	2018
Cash provided (required) by continuing operating activities	$13.1	$15.1
Cash required by investing activities	(385.0)	(36.3)
Cash provided by financing activities	367.7	25.9
Net cash required by discontinued operations	(0.1)	(0.6)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(1.8)
Increase (decrease) in cash and cash equivalents	$(3.9)	$2.3

Cash provided by continuing operating activities during the six months ended June 30, 2019 was $13.1 million, representing a $2.0 million decrease compared to the same period in 2018. The decrease was driven primarily by an increase in payments of accounts payable and a decrease in customer collections for advance payments. These were partially offset by a lower increase in inventory, a decrease in payment for restructuring expense, a decrease in pension contribution, an increase in customer collections for trade receivables, and higher net income.

Cash required by investing activities during the six months ended June 30, 2019 was $385.0 million, an increase of $348.7 million compared to the same period in 2018, primarily due to increased acquisition spending year over year.

Cash provided by financing activities of $367.7 million during the six months ended June 30, 2019 was due primarily to higher borrowings to fund higher acquisition spending year over year.

Financing Arrangements

As of June 30, 2019 we had $774.8 million drawn on and $213.2 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of June 30, 2019, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, with agreements for $175 million notional value expiring in February 2020, and the agreement for $50 million of notional value expiring in January 2021. These agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of June 30, 2019, a portion of our variable rate debt was effectively fixed rate debt, while approximately $549.8 million, or 71%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. We have concluded that, as of June 30, 2019, our disclosure controls and procedures were:

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended June 30, 2019.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2019:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1, 2019 through April 30, 2019	—	$—	—	$30.0
May 1, 2019 through May 31, 2019	—	—	—	30.0
June 1, 2019 through June 30, 2019	—	—	—	30.0
	—	$—	—	$30.0

(1)
Shares repurchased under a share repurchase program for up to $30 million of our common stock that was authorized in 2018 and is set to expire on December 31, 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1*	Twenty-Fourth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012)

10.2*	Twenty-Fifth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012)

10.3*	Twenty-Sixth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012)

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

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
Date: July 31, 2019