Form 10-Q
period 2019-09-30
John Bean Technologies CORP
filed 2019-10-31
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2019
Common Stock, par value $0.01 per share	31,666,595

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenue	$489.4	$481.9	$1,400.2	$1,382.4
Operating expenses:
Cost of sales	341.8	346.8	970.0	1,003.4
Selling, general and administrative expense	97.7	86.9	293.1	261.5
Restructuring expense	1.3	11.6	11.5	32.8
Operating income	48.6	36.6	125.6	84.7
Pension expense, other than service cost	0.5	—	1.5	0.6
Interest expense, net	5.9	3.4	13.4	10.5
Income from continuing operations before income taxes	42.2	33.2	110.7	73.6
Income tax provision	8.7	6.8	23.5	12.1
Income from continuing operations	33.5	26.4	87.2	61.5
Loss from discontinued operations, net of taxes	—	—	0.3	0.3
Net income	$33.5	$26.4	$86.9	$61.2

Basic earnings per share:
Income from continuing operations	$1.05	$0.83	$2.74	$1.93
Loss from discontinued operations, net of taxes	—	—	0.01	0.01
Net income	$1.05	$0.83	$2.73	$1.92
Diluted earnings per share:
Income from continuing operations	$1.04	$0.82	$2.72	$1.91
Loss from discontinued operations, net of taxes	—	—	0.01	0.01
Net income	$1.04	$0.82	$2.71	$1.90

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income	$33.5	$26.4	$86.9	$61.2
Other comprehensive (loss) income, net of income taxes
Foreign currency translation adjustments	(9.8)	(3.2)	(13.4)	(21.0)
Pension and other postretirement benefits adjustments	1.1	1.2	3.9	4.0
Derivatives designated as hedges	(0.2)	—	(1.8)	1.5
Other comprehensive loss	(8.9)	(2.0)	(11.3)	(15.5)
Comprehensive income	$24.6	$24.4	$75.6	$45.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$49.1	$43.0
Trade receivables, net of allowances	274.4	253.4
Contract assets	80.3	70.3
Inventories	264.0	206.1
Other current assets	57.3	45.7
Total current assets	725.1	618.5
Property, plant and equipment, net of accumulated depreciation of $299.9 and $289.9, respectively	264.5	239.7
Goodwill	516.9	321.4
Intangible assets, net	325.9	213.9
Deferred income taxes	10.0	15.0
Other assets	76.4	34.0
Total Assets	$1,918.8	$1,442.5

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$1.6	$0.5
Accounts payable, trade and other	186.8	191.2
Advance and progress payments	116.5	145.8
Other current liabilities	167.9	147.8
Total current liabilities	472.8	485.3
Long-term debt, less current portion	768.7	387.1
Accrued pension and other postretirement benefits, less current portion	61.2	72.5
Other liabilities	92.4	40.7
Commitments and contingencies (Note 12)
Stockholders' Equity:
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2019: 31,741,607 issued and 31,662,834 outstanding and December 31, 2018: 31,741,607 issued and 31,522,377 outstanding	0.3	0.3
Common stock held in treasury, at cost September 30, 2019: 78,773 shares and December 31, 2018: 219,230 shares	(14.5)	(19.3)
Additional paid-in capital	241.8	245.9
Retained earnings	493.9	416.5
Accumulated other comprehensive loss	(197.8)	(186.5)
Total stockholders' equity	523.7	456.9
Total Liabilities and Stockholders' Equity	$1,918.8	$1,442.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018
Cash flows from operating activities:
Net income	$86.9	$61.2
Loss from discontinued operations, net of taxes	0.3	0.3
Income from continuing operations	87.2	61.5
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	47.5	43.1
Stock-based compensation	7.2	7.6
Other	4.9	(23.6)
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(16.2)	(18.5)
Inventories	(18.5)	(49.2)
Accounts payable, trade and other	(12.8)	16.4
Advance and progress payments	(37.1)	17.3
Accrued pension and other postretirement benefits, net	(7.2)	(18.3)
Other assets and liabilities, net	(19.9)	(9.7)
Cash provided by continuing operating activities	35.1	26.6
Cash required by discontinued operating activities	(0.2)	(0.6)
Cash provided by operating activities	34.9	26.0

Cash flows from investing activities:
Acquisitions, net of cash acquired	(368.4)	(57.6)
Capital expenditures	(29.2)	(28.5)
Proceeds from disposal of assets	1.3	1.8
Cash required by investing activities	(396.3)	(84.3)

Cash flows from financing activities:
Net proceeds from short-term debt	1.1	—
Payments in connection with modification of credit facilities	—	(468.6)
Net proceeds from credit facilities	387.0	576.0
Settlement of taxes withheld on equity compensation awards	(6.5)	(10.6)
Purchase of treasury stock	—	(12.0)
Deferred acquisition payments	(3.6)	(3.6)
Dividends	(9.5)	(9.8)
Other	—	(6.2)
Cash provided by financing activities	368.5	65.2

Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	(2.4)

Increase in cash and cash equivalents	6.1	4.5
Cash and cash equivalents, beginning of period	43.0	34.0
Cash and cash equivalents, end of period	$49.1	$38.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2019	$0.3	$(14.4)	$239.3	$463.7	$(188.9)	$500.0
Net income	—	—	—	33.5	—	33.5
Issuance of treasury stock	—	(0.1)	0.1	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.3)	—	(3.3)
Foreign currency translation adjustments, net of income taxes of ($1.3)	—	—	—	—	(9.8)	(9.8)
Derivatives designated as hedges, net of income taxes of $0.0	—	—	—	—	(0.2)	(0.2)
Pension and other postretirement liability adjustments, net of income taxes of $0.4	—	—	—	—	1.1	1.1
Stock-based compensation expense	—	—	2.5	—	—	2.5
Taxes withheld on issuance of stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2019	$0.3	$(14.5)	$241.8	$493.9	$(197.8)	$523.7

	Nine months ended September 30, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	$0.3	$(19.3)	$245.9	$416.5	$(186.5)	$456.9
Net income	—	—	—	86.9	—	86.9
Issuance of treasury stock	—	4.8	(4.8)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.5)	—	(9.5)
Foreign currency translation adjustments, net of income taxes of ($1.9)	—	—	—	—	(13.4)	(13.4)
Derivatives designated as hedges, net of income taxes of ($0.6)	—	—	—	—	(1.8)	(1.8)
Pension and other postretirement liability adjustments, net of income taxes of $1.4	—	—	—	—	3.9	3.9
Stock-based compensation expense	—	—	7.2	—	—	7.2
Taxes withheld on issuance of stock-based awards	—	—	(6.5)	—	—	(6.5)
Balance at September 30, 2019	$0.3	$(14.5)	$241.8	$493.9	$(197.8)	$523.7

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2018
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2018	$0.3	$(12.0)	$242.3	$333.8	$(153.8)	$410.6
Net income	—	—	—	26.4	—	26.4
Common stock cash dividends, $0.10 per share	—	—	—	(3.1)	—	(3.1)
Foreign currency translation adjustments, net of income taxes of $0.0	—	—	—	—	(3.2)	(3.2)
Pension and other postretirement liability adjustments, net of income taxes of $0.5	—	—	—	—	1.2	1.2
Stock-based compensation expense	—	—	2.9	—	—	2.9
Cumulative adjustment - Change in accounting policy ASC 606 restatement	$—	$—	$—	$(2.4)	$—	$(2.4)
Balance at September 30, 2018	$0.3	$(12.0)	$245.2	$354.7	$(155.8)	$432.4

	Nine months ended September 30, 2018
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2017	$0.3	$(4.0)	$252.2	$333.7	$(140.3)	$441.9
Net income	—	—	—	61.2	—	61.2
Issuance of treasury stock	—	4.0	(4.0)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.8)	—	(9.8)
Foreign currency translation adjustments, net of income taxes of $0.0	—	—	—	—	(21.0)	(21.0)
Derivatives designated as hedges, net of income taxes of $0.5	—	—	—	—	1.5	1.5
Pension and other postretirement liability adjustments, net of income taxes of $1.3	—	—	—	—	4.0	4.0
Stock-based compensation expense	—	—	7.6	—	—	7.6
Taxes withheld on issuance of stock-based awards	—		(10.6)	—	—	(10.6)
Share repurchases	—	(12.0)	—	—	—	(12.0)
Cumulative adjustment - Change in accounting policy ASC 606 restatement	—	—	—	(30.4)	—	(30.4)
Balance at September 30, 2018	$0.3	$(12.0)	$245.2	$354.7	$(155.8)	$432.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
John Bean Technologies Corporation and its majority-owned consolidated subsidiaries (the “Company,” “JBT,” “our,” “us,” or “we”) provide global technology solutions to high-value segments of the food and beverage and air transportation industries. The Company designs, produces and services sophisticated products and systems for multi-national and regional customers through JBT FoodTech and JBT AeroTech segments. The Company has manufacturing operations worldwide that are strategically located to facilitate delivery of its products and services to its customers.

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2018, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated Balance Sheet (the “Balance Sheet”) was derived from audited financial statements.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for a fair presentation of the Company's financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the interim results and trends in the interim financial statements may not be representative of those for the full year or any future period.

Use of estimates
Preparation of financial statements that follow U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Recently adopted accounting standards
Beginning in February 2016, the FASB issued ASU No. 2016-02, Leases ("ASC 842"), plus a number of related statements designed to clarify and interpret ASC 842. The core principle of the ASU is the requirement for lessees to report a right of use asset ("ROU asset") and a lease payment obligation on the Balance Sheet, but recognize expenses on their Income Statement in a manner similar to legacy accounting. For lessors, the guidance remains substantially unchanged from legacy U.S. GAAP. The Company designed disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted ASC 842 as of January 1, 2019, using the cumulative-effect transition method with the required modified retrospective approach. The cumulative-effect transition method enables an entity to record existing leases at the date of adoption without restating comparative periods; rather the cumulative effect of the change is recorded as an adjustment to equity, if needed, at the beginning of the year of adoption.

The Company elected the following practical expedients as permitted per the guidance:

•
The ‘package of practical expedients’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company has elected this package of practical expedients in its entirety.

•
The short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities for existing short-term leases of assets in transition.

•
The practical expedient to not separate lease and non-lease components for all of its leases other than leases of vehicles and communication equipment given the predominance of the service component for these leases.

•	The use of hindsight to determine the lease term for existing leases and assessing the likelihood that a lessee renewal, termination or purchase option will be exercised.

The adoption of ASC 842 resulted in recording ROU assets of $32.3 million in other assets and lease liabilities of $10.8 million in other current liabilities and $23.3 million in other liabilities, as of January 1, 2019. The difference between the ROU assets and lease liabilities is driven primarily by lease incentives that were reclassified from a long-term liability account to the ROU asset balance. The income tax accounting impact of ASC 842 adoption resulted in recording a deferred tax asset and deferred tax liability of $8.8 million as of January 1, 2019. The standard did not materially impact retained earnings or consolidated net income, and had no impact on cash flows.

Recently issued accounting standards not yet adopted
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends Topic 820, Fair Value Measurement. ASU 2018-13 removes, modifies, and adds disclosure requirements for fair value measurements. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is currently evaluating the impact of adopting ASU 2018-13 on its disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes, modifies, and adds disclosure requirements for defined benefit plans. The disclosure modifications in ASU 2018-14 will be applied on a retrospective basis. The ASU is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2018-14 on its disclosures.

NOTE 2. ACQUISITIONS

During 2019 and 2018 the Company acquired five businesses for an aggregate consideration of $442.8 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

May 31, 2019	Stock	Proseal UK Limited	Adlington, UK	JBT FoodTech

A leading provider of tray sealing technology for the fresh produce, ready meals, proteins, sandwiches, and snack industries.

May 31, 2019	Stock	Prime Equipment Group, LLC	Columbus, Ohio	JBT FoodTech

A manufacturer of turnkey primary and water re–use solutions for the poultry industry.

February 1, 2019	Stock	LEKTRO, Inc.	Warrenton, Oregon	JBT AeroTech

A manufacturer of commercial aviation ground support equipment, including electric towbarless aircraft pushback tractors for narrow body and smaller aircrafts.

July 12, 2018	Stock	FTNON	Almelo, Netherlands	JBT FoodTech

A manufacturer of equipment and solutions for the fresh produce, ready meals, and pet food industries.

January 26, 2018	Stock	Schröder	Breidenbach, Germany	JBT FoodTech

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
The following presents the allocation of acquisition consideration to the assets acquired and the liabilities assumed, based on their estimated values:

	Proseal(1)	Prime(2)	LEKTRO(3)	FTNON(4)	Schröder(4)	Total
(In millions)
Financial assets	$45.9	$13.3	$4.2	$17.2	$4.3	$84.9
Inventories	26.2	11.7	7.4	4.5	6.6	56.4
Property, plant and equipment	24.7	1.5	0.3	3.9	7.4	37.8
Other intangible assets (5)	90.5	28.4	19.4	19.0	4.2	161.5
Deferred taxes	(15.6)	—	(5.0)	(3.4)	0.4	(23.6)
Financial liabilities	(35.1)	(22.3)	(4.6)	(20.6)	(4.5)	(87.1)
Total identifiable net assets	$136.6	$32.6	$21.7	$20.6	$18.4	$229.9

Cash consideration paid	$264.9	$62.6	$48.3	$43.6	$20.3	$439.7
Contingent consideration (6)	14.7	1.3	—	—	—	16.0
Holdback payment due to seller	—	0.9	—	—	—	0.9
Total consideration	279.6	64.8	48.3	43.6	20.3	456.6
Cash acquired	4.3	1.4	1.7	4.9	1.5	13.8
Net consideration	$275.3	$63.4	$46.6	$38.7	$18.8	$442.8

Goodwill (7)	$143.0	$32.2	$26.6	$23.0	$1.9	$226.7

(1)
The purchase accounting for Proseal is provisional. The valuation of working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended September 30, 2019, the Company refined estimates for other intangibles by $(2.8) million, property, plant, and equipment by $2.0 million, inventory by $(0.7) million, and trade receivables by $(0.7) million. The impact of these adjustments was reflected as a net increase in goodwill of $2.2 million. These adjustments resulted in an immaterial impact to the consolidated statement of income.

(2)
The purchase accounting for Prime is provisional. The valuation of working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended September 30, 2019, the Company refined estimates for financial liabilities by $(9.4) million, inventory by $4.8 million, other intangibles by $1.9 million, financial assets by $(1.1) million, property, plant, and equipment by $(1.2) million. The impact of these adjustments was reflected as a net increase in goodwill of $5.0 million. These adjustments resulted in an immaterial impact to the consolidated statement of income.

(3)
The purchase accounting for LEKTRO is provisional. The valuation of intangible assets and taxes is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended September 30, 2019 we had no significant measurement period adjustments for LEKTRO.

(4)	The purchase accounting for FTNON and Schröder was final as of June 30, 2019 and December 31, 2018, respectively.

(5)
The acquired intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives, which range from seven to twenty years. The intangible assets acquired in 2019 include customer relationships totaling $86.0 million (14 - year weighted average useful life), technology totaling $37.6 million (9 - year weighted average useful life), and tradenames totaling $14.7 million (20 - year weighted average useful life).

(6)	Proseal and Prime purchase agreements include contingent payments due to the sellers to the extent Proseal and Prime achieve certain earnings targets.
Proseal earnings performance for the period from January 1, 2020 through December 31, 2020 would result in a payment of $17.7 million in the event earnout targets are met, and no payment if not met.
Prime contingent payments are based on the achievement of earnings target ranges for the respective year, and would result in a payment ranging from $0 million to$1 million for the earnout period of calendar year 2019, and an additional payment of $0 million to $0.5 million for the earnout period of calendar year 2020.
Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of these contingent consideration obligations were determined.

(7)	The Company expects goodwill of $34.8 million from these acquisitions to be deductible for income tax purposes.
During the nine months ended September 30, 2019, Proseal generated revenue of $32.3 million and a loss of $0.9 million and remaining acquisitions in 2019 generated aggregate revenues of $37.3 million and aggregate income of $1.8 million.
Pro forma Financial Information (unaudited)

In 2019, the Company's acquisition of Proseal was material to its overall results and as such is required under ASC Topic 805, Business Combinations, to present pro forma information. The following information reflects the results of the Company’s operations for the three and nine months ended September 30, 2019 and 2018 on a pro forma basis as if the acquisition of Proseal had been completed on January 1, 2018. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquire intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Revenue
Pro forma	$489.4	$504.7	$1,438.6	$1,452.2
As reported	489.4	481.9	1,400.2	1,382.4
Net Earnings
Pro forma	$37.4	$27.5	$93.4	$61.0
As reported	33.5	26.4	87.2	61.5
Net Earnings from Continuing Operations Per Share
Pro forma
Basic	$1.17	$0.86	$2.93	$1.91
Fully diluted	1.17	0.86	2.91	1.89
As reported
Basic	$1.05	$0.83	$2.74	$1.93
Fully diluted	1.04	0.82	2.72	1.91

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2018, and does not purport to project actual consolidated results of operations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2018	$310.3	$11.1	$321.4
Acquisitions	175.2	26.6	201.8
Currency translation	(6.1)	(0.2)	(6.3)
Balance as of September 30, 2019	$479.4	$37.5	$516.9

Intangible assets consisted of the following:

	September 30, 2019		December 31, 2018
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$248.4	$56.7	$165.5	$45.2
Patents and acquired technology	134.5	44.3	99.8	38.2
Trademarks	36.8	10.9	23.1	10.3
Non-amortizing intangible assets	15.4	—	15.6	—
Other	14.6	11.9	14.4	10.8
Total intangible assets	$449.7	$123.8	$318.4	$104.5

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2019	December 31, 2018
Raw materials	$106.0	$82.1
Work in process	69.7	70.6
Finished goods	158.6	118.8
Gross inventories before LIFO reserves and valuation adjustments	334.3	271.5
LIFO reserves	(50.1)	(48.2)
Valuation adjustments	(20.2)	(17.2)
Net inventories	$264.0	$206.1

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Service cost	$0.4	$0.4	$1.3	$1.4
Interest cost	2.9	2.7	8.4	8.1
Expected return on plan assets	(3.8)	(4.4)	(11.4)	(12.9)
Settlement charge	—	—	—	0.4
Amortization of net actuarial losses	1.4	1.7	4.5	5.0
Net periodic cost	$0.9	$0.4	$2.8	$2.0

The Company expects to contribute $8.1 million to its pension plans in 2019, $6.0 million of which would be contributed to its U.S. qualified pension plan. The Company contributed $6.0 million to its U.S. qualified pension plan during the nine months ended September 30, 2019.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2019 and 2018 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, June 30, 2019	$(137.6)	$0.4	$(51.7)	$(188.9)
Other comprehensive income (loss) before reclassification	—	0.1	(9.3)	(9.2)
Amounts reclassified from accumulated other comprehensive income	1.1	(0.3)	(0.5)	0.3
Ending balance, September 30, 2019	$(136.5)	$0.2	$(61.5)	$(197.8)

(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2019 were $1.3 million of charges to pension expense, other than service cost, net of $0.2 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.3 million of benefit in interest expense, net of $0.0 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended September 30, 2019 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2018 were $1.7 million of charges to pension expense, other than service cost, net of $0.5 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $(0.4) million of charges in interest expense, net of $0.1 million in provision for income taxes.

Changes in the AOCI balances for the nine months ended September 30, 2019 and 2018 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2018	$(140.4)	$2.0	$(48.1)	$(186.5)
Other comprehensive income (loss) before reclassification	0.4	(0.8)	(11.9)	(12.3)
Amounts reclassified from accumulated other comprehensive income	3.5	(1.0)	(1.5)	1.0
Ending balance, Ending balance, September 30, 2019	$(136.5)	$0.2	$(61.5)	$(197.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2019 were $4.5 million of charges in pension expense, other than service cost, net of $1.0 million benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.3 million of charges in interest expense, net of $0.3 million in benefit for income taxes. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2019 were $2.1 million of benefit in interest expense, net of $0.6 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2017	$(113.9)	$1.4	$(27.8)	$(140.3)
Other comprehensive income (loss) before reclassification	—	1.9	(21.0)	(19.1)
Amounts reclassified from accumulated other comprehensive income	4.0	(0.4)	—	3.6
Ending balance, Ending balance, September 30, 2018	$(109.9)	$2.9	$(48.8)	$(155.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2018 were $5.3 million of charges to pension expense, other than service cost, net of $1.3 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $(0.6) million of charges in interest expense, net of $0.2 million in provision for income taxes.

NOTE 7. REVENUE RECOGNITION

Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties when the Company is acting in an agent capacity. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer.

Performance Obligations & Contract Estimates

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation based on its respective stand-alone selling price and recognized as revenue when, or as, the performance obligation is satisfied. A large portion of revenue across the Company is derived from manufactured equipment, which may be customized to meet customer specifications.

The Company's contracts with customers in both segments often include multiple promised goods and/or services. For instance, a contract may include equipment, installation, optional warranties, periodic service calls, etc. The Company frequently has contracts for which the equipment and installation are considered a single performance obligation. In these instances the installation services are not separately identifiable as the installation goes above and beyond the basic assembly, set-up and testing and therefore significantly customizes or modifies the equipment. However, the Company also has contracts where the installation services are deemed to be separately identifiable as the nature of these services are considered basic assembly, set-up and testing, and are therefore deemed to be a separate performance obligation. This generally occurs in contracts where the Company manufactures standard equipment.

When a performance obligation is separately identifiable, as defined in ASC 606, the Company allocates a portion of the contract price to the obligation and recognize it separately from the other performance obligations. Contract price allocation among multiple performance obligations is based on the relative standalone selling price of each distinct good or service in the contract. When not sold separately, an estimate of the standalone selling price is determined using expected cost plus a reasonable margin.

The timing of revenue recognition for each performance obligation is either over time as control transfers or at a point in time. The Company recognizes revenue over time for contracts that provide: service over a period of time, for refurbishments of customer-owned equipment, and for highly customized equipment for which the Company has a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. Revenue generated from standard equipment, highly customized equipment contracts without an enforceable right to payment for performance completed to date, as well as aftermarket parts and services sales, are recognized at a point in time.

The Company utilizes the input method of “cost-to-cost” to recognize revenue over time. The Company measures progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expense. Cost estimates are based on various assumptions to project the outcome of future events; including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors.

Revenue attributable to equipment which qualifies as point in time is recognized when the Company's customers take control of the asset. For equipment where installation is separately identifiable, the Company generally determines that control transfers when the customer has obtained legal title and the risks and rewards of ownership, which is dependent upon the shipping terms within the contract. For customized equipment where installation is not separately identifiable, but where the Company does not have an enforceable right to payment for performance completed to-date, it defines control transfer as the point in time in which it is able to objectively verify that the customer has the capability of full beneficial use of the asset as intended per the contract. Service revenue is recognized over time either proportionately over the period of the underlying contract or when services are complete, depending on the terms of the arrangement.

The Company generally bills customers in advance, and progress billings generally are issued upon the completion of certain phases of the work as stipulated in the contract. The Company may extend credit to customers in line with industry standards where it is strategically advantageous.

Within the JBT AeroTech segment, maintenance and repair service for baggage handling systems, facilities, gate systems, and ground support equipment is provided. The timing of contract billings is concurrent with the completion of the services, and therefore the Company has availed itself of the practical expedient that allows it to recognize revenue commensurate with the amount to which it has a right to invoice, which corresponds directly to the value to the customer of performance completed to date.

Transaction price allocated to the remaining performance obligations

The majority of the Company's contracts are completed within twelve months. For performance obligations that extend beyond one year, the Company had $239.5 million of remaining performance obligations as of September 30, 2019. The Company expects to completed these obligations and recognize 37% as revenue in 2019, 50% in 2020, and the remainder in 2021. The Company has elected the following optional exemptions from the remaining performance obligation disclosures:

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

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$150.0	$49.5	$428.7	$152.3
Non-recurring (1)	184.3	105.5	543.5	275.5
Total	334.3	155.0	972.2	427.8

Geographical Region (2)
North America	167.8	134.0	503.5	353.9
Europe, Middle East and Africa	98.4	15.8	269.4	59.3
Asia Pacific	42.6	4.4	124.3	12.5
Latin America	25.5	0.8	75.0	2.1
Total	334.3	155.0	972.2	427.8

Timing of Recognition (3)
Point in Time	150.4	88.7	456.4	243.8
Over Time	183.9	66.3	515.8	184.0
Total	334.3	155.0	972.2	427.8

	Three Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2018
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$129.4	$45.7	$387.6	$135.1
Non-recurring (1)	203.1	103.8	610.1	249.5
Total	332.5	149.5	997.7	384.6

Geographical Region (2)
North America	174.7	105.2	501.5	298.2
Europe, Middle East and Africa	101.7	32.8	308.1	58.4
Asia Pacific	27.7	9.2	126.9	25.2
Latin America	28.4	2.3	61.2	2.8
Total	332.5	149.5	997.7	384.6

Timing of Recognition (3)
Point in Time	211.7	101.7	563.5	243.2
Over Time	120.8	47.8	434.2	141.4
Total	332.5	149.5	997.7	384.6

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

Contract balances

The timing of revenue recognition, billings and cash collections results in trade receivables, contract assets, and advance and progress payments (contract liabilities). Contract assets exist when revenue recognition occurs prior to billings. Contract assets are transferred to trade receivables when the right to payment becomes unconditional (i.e., when receipt of the amount is dependent only on the passage of time). Conversely, the Company often receives payments from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Balance Sheet as contract assets and within advance and progress payments, respectively, on a contract-by-contract net basis at the end of each reporting period.

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	September 30, 2019	December 31, 2018
Contract assets	$80.3	$70.3
Contract liabilities	86.6	124.5

In the nine months ended September 30, 2019, the Company recognized $104.3 million of the amount included in contract liabilities at December 31, 2018 into revenue. Additionally, the Company assumed contract liabilities of $11.4 million from acquisitions in the year 2019. The remainder of the change from December 31, 2018 is driven by the timing of advanced and milestone payments received from customers. There were no significant changes in the contract balances other than those described above.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Basic earnings per share:
Income from continuing operations	$33.5	$26.4	$87.2	$61.5
Weighted average number of shares outstanding	31.9	31.9	31.9	31.9
Basic earnings per share from continuing operations	$1.05	$0.83	$2.74	$1.93
Diluted earnings per share:
Income from continuing operations	$33.5	$26.4	$87.2	$61.5
Weighted average number of shares outstanding	31.9	31.9	31.9	31.9
Effect of dilutive securities:
Restricted stock	0.2	0.2	0.1	0.3
Total shares and dilutive securities	32.1	32.1	32.0	32.2
Diluted earnings per share from continuing operations	$1.04	$0.82	$2.72	$1.91

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2019				As of December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.6	$13.6	$—	$—	$12.3	$12.3	$—	$—
Derivatives	13.6	—	13.6	—	7.7	—	7.7	—
Total assets	$27.2	$13.6	$13.6	$—	$20.0	$12.3	$7.7	$—
Liabilities:
Derivatives	$6.6	$—	$6.6	$—	$2.0	$—	$2.0	$—
Contingent consideration	15.8	—	—	15.8	—	—	—	—
Total liabilities	$22.4	$—	$6.6	$15.8	$2.0	$—	$2.0	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet. Investments include an unrealized gain of an immaterial amount as of September 30, 2019 and unrealized loss of $2.4 million as of December 31, 2018.

The Company uses the income approach to measure the fair value of derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change between the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values, and applying an appropriate discount rate as well as a factor of credit risk.

Contingent consideration obligation represents the estimated fair value of the additional consideration payable in connection with the Company's acquisitions of Proseal and Prime completed in the second quarter of 2019. The Company estimated the acquisition date fair value of the contingent consideration obligation for Proseal using a Monte Carlo simulation, and a scenario based method for Prime. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligations were the acquired company's projected performance, a risk-adjusted discount rate and performance volatility driven by industry peers. At each reporting date, the Company revalues the contingent consideration obligations to their fair values and records any changes in fair value within selling, general and administrative expenses in the Income Statement.

During the quarter ended September 30, 2019, the change in fair value of contingent consideration obligations was not material. The fair value of contingent consideration obligations as of September 30, 2019 was $15.8 million with $14.9 million included in other liabilities and $0.9 million included in other current liabilities within the Balance Sheet.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values of the Company's long-term debt approximate their fair values due to their variable interest rates.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

All derivatives are recorded as other assets or liabilities in the Balance Sheet at their respective fair values. For derivatives designated as cash flow hedges, the unrealized gain or loss related to the derivatives are recorded in Other comprehensive income (loss) until the hedged transaction affects earnings. the Company assesses at inception of the hedge, whether the derivative in the hedging transaction will be highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: the Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at September 30, 2019 of $565.1 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of September 30, 2019		As of December 31, 2018
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$4.9	$6.8	$3.7	$2.1

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. The Company enters into master netting arrangements with its counterparties when possible to mitigate credit risk in derivative transactions by permitting the Company to net settle for transactions with the same counterparty. However, it does not net settle with such counterparties. As a result, derivatives at their gross fair values in the Balance Sheet are presented.

As of September 30, 2019 and December 31, 2018, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2019
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$13.6	$—	$13.6	$(2.3)	$11.3

(In millions)	As of September 30, 2019
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.6	$—	$6.6	$(2.3)	$4.3

(In millions)	As of December 31, 2018
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.7	$—	$7.7	$(1.5)	$6.2

(In millions)	As of December 31, 2018
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.0	$—	$2.0	$(1.5)	$0.5

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2019	2018	2019	2018
Foreign exchange contracts	Revenue	$(2.2)	$(0.8)	$(5.2)	$(4.3)
Foreign exchange contracts	Cost of sales	1.3	(0.1)	2.5	0.1
Foreign exchange contracts	Selling, general and administrative expense	(0.7)	0.1	(2.5)	0.4
Total		(1.6)	(0.8)	(5.2)	(3.8)
Remeasurement of assets and liabilities in foreign currencies		0.5	0.7	2.1	2.2
Net gain (loss) on foreign currency transactions		$(1.1)	$(0.1)	$(3.1)	$(1.6)

Interest Rates: The Company has entered into three interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The Company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss).

At September 30, 2019, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other current assets of $0.1 million, other assets of $0.1 million, and as accumulated other comprehensive income, net of tax, of $0.2 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the nine months ended September 30, 2019, gains recorded in interest expense, net under the cross currency swap agreement were $2.1 million.
At September 30, 2019, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $8.6 million and as accumulated other comprehensive income, net of tax, of $6.4 million.

Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of September 30, 2019, is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

NOTE 11. LEASES
Lessee Accounting

The Company adopted ASC 842 on January 1, 2019 and included below is the accounting policy for lessee accounting.

The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that the Company pays for repairs, property taxes and insurance. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities in the consolidated Balance Sheet, which are reported within other assets, other current liabilities and other liabilities, respectively. Lease liabilities are classified between current and long-term liabilities based on their payment terms. The ROU asset balance for finance leases is included in property, plant, and equipment, net in the Balance Sheet. Per the standard, the Company has elected not to recognize leases with terms of less than one year on the Balance Sheet.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most of its leases, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate was determined based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company used an unsecured borrowing rate and risk-adjust that rate to approximate a collateralized rate. The operating lease ROU asset also includes prepaid rent and reflects the unamortized balance of lease incentives. The Company's leases may include renewal and termination options, which are included in the lease term if we conclude that it is reasonably certain that we will exercise the option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company elected the practical expedient to not separate lease and non-lease components for leases other than leases of vehicles and communication equipment. For the asset categories of real estate, manufacturing, office and IT equipment, the Company accounts for the lease and non-lease components as a single lease component.

Some leases give the option to renew, with renewal terms that may extend the lease term. The exercise of lease renewal options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of the

ROU assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

The Company's lease agreements do not contain any material residual value guarantees.

Refer to Note 15. Related Party Transactions for details of lease agreements with related parties.
Operating Leases:

The Company's lease cost as of the three and nine months ended September 30, 2019 was $3.7 million, and $10.5 million, respectively. Variable lease cost, short-term lease cost and sub-lease income were immaterial.

The following tables provide the required information regarding operating leases for which the Company is lessee:

	Balance as of
in millions	September 30, 2019	January 1, 2019
Assets
ROU assets	$31.7	$32.3
Total ROU assets	31.7	32.3

Liabilities
Current	10.3	10.8
Non-current	23.1	23.3
Total lease liabilities	$33.4	$34.1

Weighted-average remaining lease term (years )	4.6	4.3
Weighted-average discount rate	5.4%	5.7%

The majority of ROU assets and lease liabilities, approximately 84%, relate to real estate leases, with the remaining amount primarily comprised of vehicle leases.

Maturity of Operating Lease Liabilities:

Year 1 (a)	$11.7
Year 2	8.5
Year 3	5.2
Year 4	4.0
Year 5	3.0
After Year 5	5.3
Total lease payments	37.7
Less: Interest on lease payments	(4.3)
Present value of lease liabilities	$33.4

(a) Represents the next 12 months

Other Information for Operating Leases:

Year-to-Date
September 30, 2019
Operating cash flows from operating leases	$10.0
ROU assets arising from obtaining new operating lease obligations	9.1

Finance Leases:

During the second quarter of 2019, the Company acquired, through a business combination, real estate leases for which it is the lessee for an indefinite lease term and that are classified as financing. The ROU asset balance for these leases is $3.1 million and is included in property, plant, and equipment, net in the Balance Sheet as of September 30, 2019.

Prior Year Disclosures

Although the Company has adopted ASC 842 using the cumulative effect transition method, which enables the Company to record existing leases at the date of adoption without restating comparative periods, it is required to include prior year disclosures that were in accordance with legacy GAAP. These disclosures included in the December 31, 2018 Form 10-K are included below:

The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that it pays for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $10.5 million in 2018.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018, for the following fiscal years were:

in millions	Total Amount	2019	2020	2021	2022	2023	After 2024
Operating lease obligations	$39.6	$12.7	$9.7	$5.6	$3.7	$2.9	$5.0

Lessor Accounting

The Company primarily leases certain JBT FoodTech equipment, such as industrial juicers, to customers.

In most instances, the Company includes maintenance as a component of the lease agreement. ASC 842 requires lessors to separate lease and non-lease components and further defines maintenance as a non-lease component. The Company elected to exercise the available practical expedient of combining lease and non-lease components where the components meet both of the following criteria:

•	The timing and pattern of transfer to the lessee of the lease and non-lease component are the same, and

•	The lease component, if accounted for separately, would be classified as an operating lease.

As such, the leased asset and its respective maintenance component will not be accounted for separately.

In certain leases, consumables are included as a non-lease component. For these leases, the components do not qualify for the practical expedient as the timing and pattern of transfer to the lessee are not the same. In these instances, the non-lease component will be accounted for in accordance with ASC 606.

The Company monitors the risk associated with residual value of its leased assets. It reviews on an annual basis or more often as deemed necessary, and adjust residual values and useful lives of equipment leased to outside parties, as appropriate. Adjustments to residual values result in an adjustment to depreciation expense. the Company's annual review is based on a long-term view considering historical market price changes, market price trends, and expected life of the equipment.

Lease agreements with the Company's customers do not contain any material residual value guarantees. Certain lease agreements include terms and conditions resulting in variable lease payments. These payments typically rely upon the usage of the underlying asset.

Certain lease agreements provide renewal options, including some leases with an evergreen renewal option. The exercise of the lease renewal option is at the sole discretion of the lessee. In most instances, the lease can only be terminated in cases of breach of contract. In these instances, termination fees do not apply. Certain lease agreements also allow the lessee to purchase the leased asset at fair market value or a specific agreed upon price. The exercise of the lease purchase option is at the sole discretion of the lessee.

Operating Leases:

The following tables provide the required information regarding operating leases for which the Company is lessor.

Operating Lease Revenue:

	Three Months Ended	Nine Months Ended
in millions	September 30, 2019	September 30, 2019
Fixed payment revenue	$17.8	$50.7
Variable payment revenue	3.2	13.8
Total	$21.0	$64.5

Operating Lessor Maturity Analysis:

Less than 1 Year (a)	$46.2
Year 1	48.9
Year 2	39.6
Year 3	28.2
Year 4	13.0
Year 5	3.2
After Year 5	2.3
Total lease revenue	$181.4

(a) Represents the next 12 months

Sales-Type Leases:

Sales-type lease revenue was $1.2 million and $1.4 million for the three and nine months ended September 30, 2019, respectively. The gross lease receivables of $2.2 million at September 30, 2019 is due in less than 1 year, $1.1 million is due in year 1, and $0.3 million is due in year 2. The current portion of the net investment in sales-type leases is included in trade receivables and the portion due after one year is included in other long-term assets.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on the Company's results of operations or financial position. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to its results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known.

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

In 2013, the Company received a notice of examination from the Delaware Department of Finance commencing an examination of its books and records to determine compliance with Delaware unclaimed property law. The examination was not complete when, in 2017, Delaware promulgated a law which permitted companies an election to convert an examination to a review under the Secretary of State’s voluntary disclosure agreement program. In December 2017, the Company elected this alternative and is in the process of meeting the requirements under the voluntary disclosure agreement program. The requirements include reviewing the Company's books and records and filing any previously unfiled reports for all unclaimed property presumed unclaimed, under the law, from 2003. The Company is required to work with the Secretary of State and will complete this exercise by December 2019. The results of this exercise are not expected to materially impact the Company's financial statements.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $196.2 million at September 30, 2019, represent guarantees of future performance. The Company has also provided $6.7 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within two years and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of September 30, 2019, the gross value of such arrangements was $4.1 million, of which its net exposure under such guarantees was $0.2 million.

The company provides warranties of various lengths and terms to certain of its customers based on standard terms and conditions and negotiated agreements. The Company provides for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and cost exist. The Company also provides a warranty liability when additional specific obligations are identified. The warranty obligation reflected in other current liabilities in the consolidated Balance Sheet is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Balance at beginning of period	$12.4	$13.2	$13.5	$14.5
Expense for new warranties	4.1	4.0	10.2	9.2
Adjustments to existing accruals	(0.2)	(0.3)	(1.4)	(1.3)
Claims paid	(4.5)	(4.0)	(11.4)	(9.4)
Added through acquisition	0.6	0.3	1.6	0.5
Translation	(0.2)	—	(0.3)	(0.3)
Balance at end of period	$12.2	$13.2	$12.2	$13.2

NOTE 13. BUSINESS SEGMENT INFORMATION

Operating segments for the Company are determined based on information used by the chief operating decision maker (CODM) in deciding how to evaluate performance and allocate resources to each of the segments. The Company’s CODM is the Chief Executive Officer (CEO). While there are many measures the CEO reviews in this capacity, the key segment measures reviewed include operating profit, operating profit margin, and EBITDA, adjusted when applicable, and EBITDA margins.

The Company's reportable segments are:

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

Segment operating profit is defined as total segment revenue less segment Operating expense. Business segment information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Revenue
JBT FoodTech	$334.3	$332.5	$972.2	$997.7
JBT AeroTech	155.0	149.5	427.8	384.6
Other revenue and intercompany eliminations	$0.1	$(0.1)	$0.2	$0.1
Total revenue	$489.4	$481.9	$1,400.2	$1,382.4

Income before income taxes
Segment operating profit:
JBT FoodTech	$42.5	$41.9	$132.5	$110.8
JBT AeroTech	22.2	17.6	50.2	40.2
Total segment operating profit	64.7	59.5	182.7	151.0
Corporate items:
Corporate expense (1)	14.8	11.3	45.6	33.5
Restructuring expense (2)	1.3	11.6	11.5	32.8
Operating income	48.6	36.6	125.6	84.7

Pension expense, other than service cost	0.5	—	1.5	0.6
Interest expense, net	5.9	3.4	13.4	10.5
Income from continuing operations before income taxes	$42.2	$33.2	$110.7	$73.6

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)	Refer to Note 14. Restructuring for further information on restructuring expense.

NOTE 14. RESTRUCTURING

Restructuring expense primarily consists of employee separation benefits under existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs, asset impairment charges and other costs that are associated with restructuring actions. Certain restructuring charges are accrued prior to payments made in accordance with applicable guidance. For such charges, the amounts are determined based on estimates prepared at the time the restructuring actions were approved by management.

During the fourth quarter of 2016 the Company implemented and acquired a restructuring plan to consolidate certain facilities and optimize general and administrative infrastructure subsequent to a JBT FoodTech acquisition. The Company incurred $3.0 million expense for this plan in prior years with no additional expense in 2019, and completed this plan in the first quarter of 2019.

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is up to $60.0 million. Through September 30, 2019 we have recognized cumulative restructuring charges of $58.5 million, net of cumulative releases of the related liability of $9.9 million. The Company expects to recognize any remaining costs in 2019.

The following table details the amounts reported in restructuring expense for the 2018 restructuring plan on the consolidated statement of income since the implementation of this plan:

	Cumulative Amount	For the Three Months Ended			Cumulative Amount
(In millions)	As of December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	As of September 30, 2019
Severance and related expense	18.5	1.6	3.6	1.0	24.7
Other	34.7	4.8	2.9	1.3	43.7
Total restructuring charges	$53.2	$6.4	$6.5	$2.3	$68.4

The restructuring expense is primarily associated with the JBT FoodTech segment, and is excluded from the calculation of segment operating profit. Expense incurred during the nine months ended September 30, 2019 primarily relate to costs to streamline operations and consulting fees as a direct result of the plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2019:

		Impact to Earnings
(In millions)	Balance as of December 31, 2018	Charged to Earnings	Release of Liability	Payments Made	Balance as of September 30, 2019
Severance and related expense	$8.4	$6.2	$(3.7)	$(4.3)	6.6
Other	11.0	9.0	—	(19.0)	1.0
Total	$19.4	$15.2	$(3.7)	$(23.3)	7.6

The Company released $3.7 million of the liability during the nine months ended September 30, 2019 which it no longer expects to pay in connection with the 2018 restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by the Company's employees who were former owners or employees of its newly acquired business, Prime. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $4.0 million.

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

Executive Overview

We are a leading global technology solutions provider to high-value segments of the food and beverage industry with focus on proteins, liquid foods and automated system solutions. We design, produce, and service sophisticated products and systems for multi-national and regional customers through our FoodTech segment. We also sell critical equipment and services to domestic and international air transportation customers through our AeroTech segment.

Our Elevate plan was designed to capitalize on the leadership position of our businesses and favorable macroeconomic trends. The Elevate plan is based on a four-pronged approach to deliver continued growth and margin expansion.

•
Accelerate New Product & Service Development. We are accelerating the development of innovative products and services to provide customers with solutions that enhance yield and productivity and reduce lifetime cost of ownership.

•	Grow Recurring Revenue. We are capitalizing on our extensive installed base to expand recurring revenue from aftermarket parts and services, equipment leases, consumables and airport services.

•
Execute Impact Initiatives. We are enhancing organic growth through initiatives that enable us to sell the entire JBT FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of products. In JBT AeroTech, we plan to continue to develop advanced military product offering and customer support capability to service global military customers. Additionally, our impact initiatives are designed to support the reduction in operating cost including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organization structure

•
Maintain a Disciplined Acquisition Program. We are also continuing our strategic acquisition program focused on companies that add complementary products, which enable us to offer more comprehensive solutions to customers, and meet our strict economic criteria for returns and synergies.

We developed the JBT Operating System in 2018, introducing a new level of process rigor across the company effective in the first quarter of 2019. The system is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious food resources; and giving back to the communities where we live and work. Both our FoodTech equipment and AeroTech equipment businesses have significant growth potential related to clean technologies. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help customers meet their environmental objectives. A key ESG objective is to further align our business with our customers in order to support their ambitious quality, financial, and ESG goals.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, segment EBITDA (adjusted when appropriate) and segment EBITDA margins.

Non-GAAP Financial Measures

We present non-GAAP financial measures in this quarterly report on Form 10-Q. These non-GAAP financial measures exclude certain amounts that are included in a measure calculated under U.S. GAAP, or include certain amounts that are excluded from a measure calculated under U.S. GAAP. By excluding or including these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting.
These calculations may differ from similarly-titled measures used by other companies. The non-GAAP financial measures are not intended to be used as a substitute for, nor should they be considered in isolation of, financial measures prepared in accordance with U.S. GAAP.

Additional details for each Non-GAAP financial measure follow:

•
Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring expense and M&A related costs, which include integration costs and the amortization of inventory step-up from business combinations, and transaction costs for both potential and completed M&A transactions (“M&A related costs”).

•
EBITDA and Adjusted EBITDA: We define EBITDA as earnings before income taxes, interest expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before restructuring expense, pension expense other than service cost and M&A related costs. Given the Company’s focus on growth through acquisitions, management believes EBITDA and Adjusted EBITDA facilitate an evaluation of business performance while excluding the impact of amortization and depreciation, and, in the case of Adjusted EBITDA, without the fluctuations in the amount of certain costs that do not reflect our underlying operating results. We use EBITDA and Adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.

•
Segment Adjusted Operating Profit and Segment Adjusted EBITDA: We report segment operating profit, which is the measure of segment profit or loss required to be disclosed in accordance with GAAP. We adjust segment operating profit for restructuring expense and M&A related costs. We believe segment adjusted operating profit allows more meaningful period-to period comparisons of our ongoing operating results, without the fluctuations in the amount of certain costs that do not reflect our underlying operating results. We calculate segment Adjusted EBITDA by subtracting depreciation and amortization from segment adjusted operating profit. Given the Company’s focus on growth through acquisitions, we believe segment Adjusted EBITDA facilitates an evaluation of business performance by segment while excluding the impact of amortization due to the step up in value of intangible assets, and the depreciation of fixed assets.

•
Free cash flow: We define free cash flow as cash provided by continuing operating activities, less capital expenditures, plus proceeds from sale of fixed assets and pension contributions. For free cash flow purposes we consider contributions to pension plans to be more comparable to payment of debt, and therefore exclude these contributions from the calculation of free cash flow. We use free cash flow internally as a key indicator of our liquidity and ability to service debt, invest in business combinations, and return money to shareholders. We believe this information is useful to investors because it provides an understanding of the cash available to fund these initiatives.

•
Constant currency measures: We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation excludes the impact of fluctuations in foreign currency exchange rates. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing.

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Nine Months Ended September 30,
(In millions)	2019	2018
Cash provided by continuing operating activities	$35.1	$26.6
Less: capital expenditures	29.2	28.5
Plus: proceeds from sale of fixed assets	1.3	1.8
Plus: pension contributions	7.2	18.3
Free cash flow (FCF)	$14.4	$18.2

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Income from continuing operations as reported	$33.5	$26.4	$87.2	$61.5

Non-GAAP adjustments
Restructuring expense	1.3	11.6	11.5	32.8
M&A related cost(1)	8.7	2.2	20.2	4.0
Impact on tax provision from Non-GAAP adjustments(2)	(2.5)	(3.5)	(7.8)	(9.5)
Impact on tax provision from repatriation	—	0.6	—	0.6
Impact on tax provision from rate change on deferred taxes	—	(1.5)	—	(1.5)
Adjusted income from continuing operations	$41.0	$35.8	$111.1	$87.9

Income from continuing operations as reported	$33.5	$26.4	$87.2	$61.5
Total shares and dilutive securities	32.1	32.1	32.0	32.2
Diluted earnings per share from continuing operations	$1.04	$0.82	$2.72	$1.91

Adjusted income from continuing operations	$41.0	$35.8	$111.1	$87.9
Total shares and dilutive securities	32.1	32.1	32.0	32.2
Adjusted diluted earnings per share from continuing operations	$1.28	$1.12	$3.47	$2.73

(1)
Beginning in the first quarter of 2019, we changed our presentation of non-GAAP measures to exclude M&A related cost. M&A related costs are excluded from the prior year results to conform to the current year presentation.

(2)	Impact on income tax provision was calculated using our annual effective tax rate of 24.7% and 25.7% for September 30, 2019 and 2018, respectively.

The tables below provide a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income	$33.5	$26.4	$86.9	$61.2
Loss from discontinued operations, net of taxes	—	—	0.3	0.3
Income from continuing operations as reported	33.5	26.4	87.2	61.5
Income tax provision	8.7	6.8	23.5	12.1
Interest expense, net	5.9	3.4	13.4	10.5
Depreciation and amortization	17.2	15.3	47.5	43.1
EBITDA	65.3	51.9	171.6	127.2

Restructuring expense	1.3	11.6	11.5	32.8
Pension expense, other than service cost	0.5	—	1.5	0.6
M&A related cost	8.7	2.2	20.2	4.0
Adjusted EBITDA	$75.8	$65.7	$204.8	$164.6

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Three Months Ended September 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$42.5	$22.2	$(16.1)	$48.6
Restructuring expense	—	—	1.3	1.3
M&A related cost(1)	7.9	—	0.8	8.7
Adjusted operating profit	50.4	22.2	(14.0)	58.6
Depreciation and amortization	15.4	1.3	0.5	17.2
Adjusted EBITDA	$65.8	$23.5	$(13.5)	$75.8

Revenue	$334.3	$155.0	$0.1	$489.4
Operating profit %	12.7%	14.3%		9.9%
Adjusted operating profit %	15.1%	14.3%		12.0%
Adjusted EBITDA %	19.7%	15.2%		15.5%

	Nine Months Ended September 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$132.5	$50.2	$(57.1)	$125.6
Restructuring expense	—	—	11.5	11.5
M&A related cost (1)	13.2	0.9	6.1	20.2
Adjusted operating profit	145.7	51.1	(39.5)	157.3
Depreciation and amortization	42.0	3.5	2.0	47.5
Adjusted EBITDA	$187.7	$54.6	$(37.5)	$204.8

Revenue	$972.2	$427.8	$0.2	$1,400.2
Operating profit %	13.6%	11.7%		9.0%
Adjusted operating profit %	15.0%	11.9%		11.2%
Adjusted EBITDA %	19.3%	12.8%		14.6%

	Three Months Ended September 30, 2018
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$41.9	$17.6	$(22.9)	$36.6
Restructuring expense	—	—	11.6	11.6
M&A related cost (1)	2.0	0.2	—	2.2
Adjusted operating profit	43.9	17.8	(11.3)	50.4
Depreciation and amortization	13.6	0.7	1.0	15.3
Adjusted EBITDA	$57.5	$18.5	$(10.3)	$65.7

Revenue	$332.5	$149.5	$(0.1)	$481.9
Operating profit %	12.6%	11.8%		7.6%
Adjusted operating profit %	13.2%	11.9%		10.5%
Adjusted EBITDA %	17.3%	12.4%		13.6%

	Nine Months Ended September 30, 2018
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$110.8	$40.2	$(66.3)	$84.7
Restructuring expense	—	—	32.8	32.8
M&A related cost (1)	3.8	0.2	—	4.0
Adjusted operating profit	114.6	40.4	(33.5)	121.5
Depreciation and amortization	38.8	2.2	2.1	43.1
Adjusted EBITDA	$153.4	$42.6	$(31.4)	$164.6

Revenue	$997.7	$384.6	$0.1	$1,382.4
Operating profit %	11.1%	10.5%		6.1%
Adjusted operating profit %	11.5%	10.5%		8.8%
Adjusted EBITDA %	15.4%	11.1%		11.9%

(1)
Beginning in the first quarter of 2019, we changed our presentation of non-GAAP measures to exclude M&A related cost. M&A related cost is excluded from the prior year results to conform to the current year presentation.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue	$489.4	$481.9	$7.5
Cost of sales	341.8	346.8	5.0
Gross profit	147.6	135.1	12.5
Gross profit %	30.2%	28.0%	220 bps
Selling, general and administrative expense	97.7	86.9	(10.8)
Restructuring expense	1.3	11.6	10.3
Operating income	48.6	36.6	12.0
Operating income %	9.9%	7.6%	230 bps
Pension expense, other than service cost	0.5	—	(0.5)
Interest expense, net	5.9	3.4	(2.5)
Income from continuing operations before income taxes	42.2	33.2	9.0
Income tax provision	8.7	6.8	(1.9)
Income from continuing operations	33.5	26.4	7.1
Net income	$33.5	$26.4	$7.1

Total revenue for the three months ended September 30, 2019 increased $7.5 million compared to the same period in 2018. This is a 2% increase, with a 10% gain from acquisitions offset by a 4% decline due to a one-time transition benefit in 2018 from adoption of new revenue recognition standard, a 3% decline in organic revenue, and a 2% decline due to a negative impact from foreign currency translation.

Operating income margin was 9.9% for the three months ended September 30, 2019 compared to 7.6% in the same period in 2018, an increase of 230 bps, as a result of the following items:

•
Gross profit margin increased 220 bps to 30.2% compared to 28.0% in the same period last year. This increase was the result of $2.5 million in efficiency improvements driven by continuing restructuring activities along with higher aftermarket sales and higher margins from acquired companies.

•
Selling, general and administrative expense increased in dollars and as a percentage of revenue primarily due to acquisitions. As a percentage of revenue these expenses have increased 200 bps from 18.0% in 2018 to 20.0% in 2019.

•
Restructuring expense decreased $10.3 million. As a percent of revenue, these expenses have declined 210 bps to 0.3% compared to 2.4% in the same period last year. In the third quarter of 2019 we recorded restructuring expense of $1.3 million in connection with our 2018 restructuring plan to better leverage our general and administrative resources and improve efficiency globally.

•	Currency translation reduced operating income by $1.0 million.

Interest expense, net increased $2.5 million resulting from higher average debt levels to fund acquisitions.

Income tax expense for the three months ended September 30, 2019 reflected an effective income tax rate of 24.7% compared to 25.7% in the same period in 2018. In the three months ended September 30, 2019, we recorded a discrete tax benefit of $1.5 million reflecting lower taxes due upon filling of previous year's tax returns. In the three months ended September 30, 2018, we reported a net discrete tax benefit of $0.9 million for adjustments to provisional taxes incurred as result of the 2017 Tax Act.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue
JBT FoodTech	$334.3	$332.5	$1.8
JBT AeroTech	155.0	149.5	5.5
Other revenue and intercompany eliminations	0.1	(0.1)	0.2
Total revenue	$489.4	$481.9	$7.5
Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$42.5	$41.9	$0.6
JBT FoodTech segment operating profit %	12.7%	12.6%	10 bps
JBT AeroTech	22.2	17.6	4.6
JBT AeroTech segment operating profit %	14.3%	11.8%	250 bps
Total segment operating profit	64.7	59.5	5.2
Total segment operating profit %	13.2%	12.3%	90 bps
Corporate items:
Corporate expense	14.8	11.3	(3.5)
Restructuring expense	1.3	11.6	10.3
Operating income	$48.6	$36.6	$12.0
Operating income %	9.9%	7.6%	230 bps

Inbound orders:
JBT FoodTech	$283.3	$282.3
JBT AeroTech	180.3	165.7
Other revenue and intercompany eliminations	0.1	0.1
Total inbound orders	$463.7	$448.1

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue increased slightly for the three months ended September 30, 2019 compared to the same period in 2018. Revenue from acquisitions contributed a 12.2% increase which was offset by an organic decline of 3.7%, a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulting in a 5.5% unfavorable impact, and currency translation contributing a 2.5% unfavorable impact. The 3.7% decline in organic revenues was a result of lower demand for equipment, contributing a decline of 5.6% offset by increased demand, or 1.9%, in recurring revenue streams, including aftermarket parts and services.
FoodTech operating profit and operating profit margin increased slightly for the three months ended September 30, 2019 compared to the same period in 2018. Increased profitability from efficiency improvements resulting from continuing restructuring activities and a richer mix of aftermarket sales were offset by lower margin from acquired companies and higher acquisition-related costs.The increase in margin reflects 510 bps in gross profit margin improvement, equivalent to $8.2 million; along with $3.1 million in higher profits from higher volume. These profits were offset by $9.7 million in higher selling, general and administrative costs, including $7.1 million from acquired companies. Of the gross profit improvement, $0.5 million reflects efficiency improvements resulting from continuing restructuring activities, and $15.0 million reflects a richer mix of product and aftermarket sales, partially offset by $7.3 million from costs to amortize the step up of inventory acquired companies.
Currency translation reduced operating profit comparative results for FoodTech by $1.0 million in the three months ended September 30, 2019.
JBT AeroTech

JBT AeroTech's revenue for the three months ended September 30, 2019 increased $5.5 million, or 3.7%, compared to the same period in 2018. Revenue from acquisitions contributed a 5.3% increase, organic sales declined 1.4%, a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulted in a 0.3% favorable impact, and currency translation had a 0.5% unfavorable impact. Revenues from our mobile equipment business declined $0.8 million resulting from a decline of $8.7 million in organic sales driven by fewer cargo loaders and deicers sold to commercial customers partly offset by $7.9 million in revenue from acquisitions. Revenues from our organic fixed equipment business increased $3.5 million primarily due to higher sales of passenger boarding bridges and related products to domestic airports. Service revenues increased by $3.6 million driven mainly by higher revenues from new and existing maintenance contracts and currency translation had an unfavorable impact of $0.7 million.
JBT AeroTech operating profit increased $4.6 million for the three months ended September 30, 2019 compared to the same period in 2018. JBT AeroTech's operating profit margin was 14.3% compared to 11.8% in the prior year, reflecting an increase of 250 bps. Gross profit margins improved by 310 bps primarily due to efficiency improvements resulting from continuing restructuring activities and our ability to recover from the impact of higher tariff costs in the year-ago period. Selling, general and administrative expenses in 2019 were $0.9 million higher than 2018, including $2.1 million from acquisitions, and were 20 bps higher as a percent of sales compared to 2018.
Currency translation did not have a significant impact on our operating profit comparative results for JBT AeroTech.
Corporate Expense

Corporate expense increased $3.5 million during the three months ended September 30, 2019, compared to the same period in 2018. The increase was driven primarily by M&A related costs and higher incentive compensation. Corporate expense increased as a percentage of sales from 2.3% in the prior year compared to 3.0% for the three months ended September 30, 2019.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue	$1,400.2	$1,382.4	$17.8
Cost of sales	970.0	1,003.4	33.4
Gross profit	430.2	379.0	51.2
Gross profit %	30.7%	27.4%	330 bps
Selling, general and administrative expense	293.1	261.5	(31.6)
Restructuring expense	11.5	32.8	21.3
Operating income	125.6	84.7	40.9
Operating income %	9.0%	6.1%	290 bps
Pension expense, other than service cost	1.5	0.6	(0.9)
Interest expense, net	13.4	10.5	(2.9)
Income from continuing operations before income taxes	110.7	73.6	37.1
Income tax provision	23.5	12.1	(11.4)
Income from continuing operations	87.2	61.5	25.7
Loss from discontinued operations, net of taxes	0.3	0.3	—
Net income	$86.9	$61.2	$25.7

Total revenue for the nine months ended September 30, 2019 increased $17.8 million compared to the same period in 2018. This is a 1% increase, with a 6% gain from acquisitions and 5% growth from organic revenue, partially offset by a 7% decline in revenue due to a one-time transition benefit in 2018 from adoption of the new revenue recognition standard, and a 3% unfavorable foreign currency translation.

Operating income margin was 9.0% for the nine months ended September 30, 2019 compared to 6.1% in the same period in 2018, an increase of 290 bps, as a result of the following items:

•
Gross profit margin increased 330 bps to 30.7% compared to 27.4% in the same period last year. This increase was the result of $9.6 million in efficiency improvements driven by continuing restructuring activities along with a richer mix of product sales.

•
Selling, general and administrative expense increased in dollars and as a percentage of revenue primarily due to an increase in acquisition costs and amortization expense from new acquisitions. As a percentage of revenue, these expenses have increased 200 bps to 20.9% compared to 18.9% in the same period last year.

•
Restructuring expense decreased $21.3 million. In the current year, we recorded restructuring expense of $11.5 million in connection with our 2018 restructuring plan described below. As a percent of revenue, these expenses have declined 160 bps to 0.8% compared to 2.4% in the same period last year.

•	Currency translation reduced operating income by $4.5 million.

Pension expense, other than service cost increased from $0.6 million in 2018 to $1.5 million for the nine months ended September 30, 2019, resulting from the decrease in expected return on pension assets.

Interest expense, net increased $2.9 million driven by higher interest of $4.4 million resulting from higher average debt levels to fund acquisitions, partially offset by a benefit of $2.1 million from cross currency swaps.

Income tax expense for the nine months ended September 30, 2019 reflected an effective income tax rate of 24.7% compared to 25.7% in the same period in 2018. In the nine months ended September 30, 2019, we recorded discrete tax benefits of $3.7 million resulting from vesting of stock based compensation awards and lower taxes due upon filing of previous year’s income tax returns. In the nine months ended September 30, 2018, we reported a discrete tax benefit of $6.8 million resulting from vesting of stock based compensation awards and adjustments to provisional taxes incurred as result of the 2017 Tax Act.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2019	2018	$/bps
Revenue
JBT FoodTech	$972.2	$997.7	$(25.5)
JBT AeroTech	427.8	384.6	43.2
Other revenue and intercompany eliminations	$0.2	$0.1	$0.1
Total revenue	$1,400.2	$1,382.4	$17.8

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$132.5	$110.8	$21.7
JBT FoodTech segment operating profit %	13.6%	11.1%	250 bps
JBT AeroTech	50.2	40.2	10.0
JBT AeroTech segment operating profit %	11.7%	10.5%	120 bps
Total segment operating profit	182.7	151.0	31.7
Total segment operating profit %	13.0%	10.9%	210 bps
Corporate items:
Corporate expense	45.6	33.5	(12.1)
Restructuring expense	11.5	32.8	21.3
Operating income	$125.6	$84.7	$40.9
Operating income %	9.0%	6.1%	290 bps

Inbound orders:
JBT FoodTech	$900.1	$952.9
JBT AeroTech	492.3	467.3
Other revenue and intercompany eliminations	$0.2	$0.2
Total inbound orders	$1,392.6	$1,420.4

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue declined $25.5 million, or 2.5%, for the nine months ended September 30, 2019 compared to the same period in 2018. Revenue from acquisitions contributed a 6.8% increase while organic revenues contributed 3.7% of the year over year growth. This growth was more than offset by a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulting in a 9.8% unfavorable impact, and currency translation contributing a 3.2% unfavorable impact. The 3.7% increase in organic revenues was a result of increased recurring revenue streams, including aftermarket parts and services, contributing 2.0% of the growth along with 1.7% growth reflecting increased demand for equipment.
FoodTech operating profit increased $21.7 million in the nine months ended September 30, 2019 compared to the same period in 2018. Operating profit margin increased 250 bps. The increase in profitability reflects 570 bps in gross profit margin improvement, equivalent to $47.1 million; along with $2.0 million in higher profits from higher volume. These profits were offset by $22.1 million in higher selling, general and administrative costs, including $14.9 million from acquired companies. Of the gross profit improvement, $5.0 million reflects efficiency improvements resulting from continuing restructuring activities, and $50.9 million reflects a richer mix of product and aftermarket sales, partially offset by $8.8 million from costs to amortize the step up of inventory acquired companies.

Currency translation reduced operating profit comparative results for FoodTech by $5.2 million in the nine months ended September 30, 2019.

JBT AeroTech

JBT AeroTech revenue for the nine months ended September 30, 2019 increased $43.2 million, or 11.3%, compared to the same period in 2018. Organic growth contributed a 7.1% increase, revenue from acquisitions contributed a 5.3% increase, a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulted in a 0.5% unfavorable impact, and currency translation had a 0.5% unfavorable impact. Revenues from our mobile equipment business increased $13.4 million resulting from $20.3 million in revenue from acquisitions partly offset by a decline of $6.9 million in organic sales driven by fewer cargo loaders and deicers sold to customer commercial customers. Revenues from our organic fixed equipment business increased $22.4 million primarily due to higher sales of passenger boarding bridges and related products to domestic airports. Service revenues increased by $9.6 million driven mainly by higher revenues from new and existing maintenance contracts and currency translation had an unfavorable impact of $2.1 million.
JBT AeroTech operating profit increased $10.0 million for the nine months ended September 30, 2019 compared to the same period in 2018. JBT AeroTech's operating profit margin was 11.7% compared to 10.5% in the prior year, reflecting an increase of 120 bps. Gross profit margins improved by 160 bps primarily due to efficiency improvements resulting from continuing restructuring activities and the impact of higher gross profit margins from acquisitions. Selling, general and administrative expenses in 2019 were $5.3 million higher than 2018, including $5.1 million from acquisitions, and were 10 bps higher as a percent of sales compared to 2018.
Currency translation did not have a significant impact on our operating profit comparative results for JBT AeroTech.
Corporate Expense

Corporate expense increased $12.1 million during the nine months ended September 30, 2019, compared to the same period in 2018. This year's results were driven primarily by an increase in M&A related costs, investments in global sourcing, and higher incentive compensation. Corporate expense increased as a percentage of sales from 2.4% in the prior year compared to 3.3% in 2019.

Restructuring

In the first quarter of 2018, we implemented a program ("2018 restructuring plan") to address our global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is $60 million, of which we have recognized $58.5 million through September 30, 2019. We expect to recognize the remaining costs in the fourth quarter of 2019.

The cumulative cost savings for the 2018 restructuring plan was $28.3 million with savings of $15.3 million in cost of sales and $13.0 million in selling, general and administrative expense. Incremental cost savings for the 2018 restructuring plan during the nine months ended September 30, 2019 is $19.2 million, with savings of $9.6 million in cost of sales and $9.6 million in selling, general and administrative expense. A portion of the $19.2 million in savings was used to fund our JBT Elevate growth initiatives. For the 2018 restructuring plan, we expect to generate total annualized savings of approximately $55 million. Approximate incremental cost savings we expect to realize during the remaining three months in 2019 and in the year 2020 are as follows:

(In millions)	Remainder of 2019	2020
Cost of sales	$4.5	$12.6
Selling, general and administrative expense	2.3	9.4
Total expected incremental cost savings	$6.8	$22.0

The timing for certain incremental cost savings has shifted from 2020 to 2019, with an additional $4 million of cost savings realized during the first nine months of 2019 and an additional $2 million of cost savings expected during the remaining three months of 2019. This shift in cost savings is driven by earlier than estimated benefit from productivity improvements and reductions in force, and results in no change to the cumulative expected cost savings and therefore no expected impact to future operating results or liquidity.

For additional financial information about restructuring, refer to Note 14. Restructuring of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of September 30, 2019, or cash plus borrowing capacity under our revolving credit facilities was $264.8 million. The cash flows generated by our operations and the revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, pension contributions, potential share repurchases, acquisitions and other financing requirements.

As of September 30, 2019, we had $49.1 million of cash and cash equivalents, $42.1 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. The amount outstanding subject to IRS guidance at September 30, 2019 was approximately $40.2 million. During the nine months ended September 30, 2019, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance.
On August 10, 2018, the Board authorized a share repurchase program of up to $30 million of our common stock, effective January 1, 2019 through December 31, 2021. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are generally intended to be used for future awards under the Incentive Compensation Plan.

Cash Flows

Cash flows for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
(In millions)	2019	2018
Cash provided by continuing operating activities	$35.1	$26.6
Cash required by investing activities	(396.3)	(84.3)
Cash provided by financing activities	368.5	65.2
Net cash required by discontinued operations	(0.2)	(0.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	(2.4)
Increase (decrease) in cash and cash equivalents	$6.1	$4.5

Cash provided by continuing operating activities during the nine months ended September 30, 2019 was $35.1 million, representing a $8.5 million increase compared to the same period in 2018. The increase was driven primarily by a lower investment in inventory, a decrease in pension contribution, faster collection of trade receivables, and higher net income. These were partially offset by a decrease in advance payments and increase in payments for accounts payable and for restructuring expenses.

Cash required by investing activities during the nine months ended September 30, 2019 was $396.3 million, an increase of $312 million compared to the same period in 2018, primarily due to increased acquisition spending year over year.

Cash provided by financing activities of $368.5 million during the nine months ended September 30, 2019 was due primarily to higher borrowings to fund higher acquisition spending year over year.

Financing Arrangements

As of September 30, 2019 we had $771.7 million drawn on and $215.7 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of September 30, 2019, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, with agreements for $175 million notional value expiring in February 2020, and the agreement for $50 million of notional value expiring in January 2021. These agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of September 30, 2019, a portion of our variable rate debt was effectively fixed rate debt, while approximately $546.7 million, or 71%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2019. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. We have concluded that, as of September 30, 2019, our disclosure controls and procedures were:

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

In 2019, we established new internal controls related to our accounting policies and procedures as part of our adoption of the new lease accounting standard, including controls over the new lease accounting software, the new lease accounting process, and key estimates underlying the determination of our ROU assets and lease liabilities.

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended September 30, 2019.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in JBT's Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2019:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2019 through July 31, 2019	—	$—	—	$30.0
August 1, 2019 through August 31, 2019	—	—	—	30.0
September 1, 2019 through September 30, 2019	—	—	—	30.0
	—	$—	—	$30.0

(1)
Shares repurchased under a share repurchase program for up to $30 million of common stock that was authorized in 2018 and is set to expire on December 31, 2021. Refer to the Annual Report on Form 10-K for the year ended December 31, 2018, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1
Employment Agreement, dated as of September 20, 2019, between John Bean Technologies Corporation and Thomas Giacomini, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 25, 2019.

10.2*	Twenty-Seventh Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012).

10.3*	First Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from John Bean Technologies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Changes in Stockholders' Equity and (vi) Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Brian A. Deck
Brian A. Deck
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Date: October 31, 2019