Form 10-K
period 2019-12-31
John Bean Technologies CORP
filed 2020-03-02
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
(312) 861-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.01 par value	JBT	New York Stock Exchange
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $3,748,629,156.
At February 25, 2020, there were 31,667,027 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by John Bean Technologies Corporation, as well as information in oral statements or other written statements made or to be made by the Company, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations regarding future performance, strategic plans, income, earnings, cash flows, restructuring and optimization plans and related cost savings, operating improvements, and covenant compliance are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by the Company or any other person that the future plans, estimates or expectations contemplated by the Company will be achieved. There are factors that could cause our actual results to differ materially from these forward-looking statements, including but not limited to the factors described herein, including under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the following factors:

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

If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what the Company projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof, and the Company undertakes no obligation to publicly update or review any forward-looking statement made by the Company or on its behalf, whether as a result of new information, future developments, subsequent events or circumstances or otherwise.

PART I

Unless otherwise specified or indicated by the context, JBT Corporation, JBT, we, us, our and the Company refer to John Bean Technologies Corporation and its subsidiaries.
ITEM 1.    BUSINESS

We are a leading global technology solutions and service provider to high-value segments of the industrial food and beverage industry. JBT designs, produces and services sophisticated products and systems for multi-national and regional customers through its FoodTech segment. JBT also sells critical equipment and services to domestic and international air transportation customers through its AeroTech segment.

The product offerings of our FoodTech businesses include:

•
Protein. Our Protein offerings include primary and secondary poultry processing, mixing/grinding, injecting, marinating, tumbling, portioning, packaging, coating, cooking, frying, freezing, weighing, and X-ray food inspection.

•
Liquid Foods. Our Liquid Foods offerings include processing, preserving, and packaging which support extracting, mixing, blending, pasteurizing, sterilizing, concentrating, high pressure processing, filling, closing, sealing, and final packaging.

•
Automated Guided Vehicle Systems. We also provide stand-alone, fully-integrated, and dual-mode robotic systems for material movement requirements with a wide variety of applications including manufacturing and warehouse facilities.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies, military forces and defense contractors. The product offerings of our AeroTech businesses include:

•	Mobile Equipment. Our mobile air transportation equipment includes commercial and military cargo loading, aircraft deicing, aircraft towing, and aircraft ground power and cooling systems.

•	Fixed Equipment. JBT AeroTech provides gate equipment for passenger boarding.

•	Airport Services. JBT AeroTech also maintains airport equipment, systems, and facilities.

We were originally incorporated as Frigoscandia, Inc. in Delaware in May 1994. Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602.

BUSINESS SEGMENTS

JBT FoodTech

JBT FoodTech provides comprehensive solutions throughout the food production value chain extending from primary processing through packaging systems for a large variety of food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, dairy, bakery, pet foods, soups, sauces, and juices. Our solutions also support neutraceutical and powder applications. Acquisitions completed in 2019 expanded our offerings at the beginning of the value chain to include primary poultry processing and at the end of the value chain with tray seal packaging.

We believe our success is derived from continued innovation, applying differentiated and proprietary technologies to meet customers’ food processing needs. We continually strive to improve existing solutions and develop new solutions by working closely with our customers to meet their evolving needs.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. We deliver industrial capacity equipment which includes freezers, citrus juice extractors, preservation systems, coating systems and packaging systems. The installed base of our equipment is a source of recurring revenue from aftermarket products, parts, services, and lease arrangements. Recurring revenue accounted for 44% of our FoodTech total revenue in 2019. The installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers. We also provide stand-alone and fully integrated automated guided vehicle systems for repetitive material handling requirements, for example in manufacturing and warehouse facilities.

We have operations strategically positioned around the world to serve existing JBT FoodTech equipment base located in more than 100 countries. Principal production facilities are located in the United States (Arkansas, California, Florida, New York, North Carolina, Ohio, Virginia and Wisconsin), Brazil, Belgium, Germany, Italy, Sweden, the Netherlands, the United Kingdom, and South Africa. In addition to sales and services offices based in more than 25 countries, we also support our customers in their development of new food products and processes as well as the refinement and testing of their current applications through ten technical centers located in the United States (California, Florida, and Ohio), Mexico, Brazil, Belgium, Italy, Spain, Sweden, and the Netherlands. Our global presence allows us to provide direct customized support to customers virtually anywhere they process foods.

Solutions, Products and Services

We offer a broad portfolio of systems, equipment and services to our customers which are often sold as part of a fully integrated processing line solution. Our systems are typically customized to meet the specific customer application needs. Thus, actual production capacity ranges vary and are dependent on the food and product packaging type being processed.

Protein. Our fully integrated processing lines often span from the initial point of entry of raw products through further processing and packaging. Our Protein systems include Prime branded poultry overhead and conveyance systems, offal & feather processing, scalding, picking, evisceration, water re-use, paw processing, cut-up and debone, wing segmentation, and skinning equipment; Wolf-Tec Polar Dissolver brine preparation, IMAX injection, Polar Massager marination, Polar Flex Carve maceration, TMAX tenderization; the DSI™ waterjet portioners, slicers and attribute scanner/sorters; the Stein™ coating and seasoning applicators; teflon coated Formcook Contact and Combi Cookers; THERMoFIN® fryers; GYRoCOMPACT® spiral ovens; JSO Jet Stream® ovens; Double D™ Revoband™ linear ovens and cooking systems; XVision systems; C.A.T. FATCAT chillers, ULTRACAT injectors, scales and weighing systems, GLACIERCAT freezers; and Tipper Tie Clip packaging systems. We also design, assemble, test, and install industry-leading technologies under the Frigoscandia® brand, which include the GYRoCOMPACT® self-stacking spiral, the FLoFREEZE® individual quick freezing (IQF) system, and the ADVANTEC™ linear/impingement freezing system, as well as flat product and contact freezers, chillers and proofers. We offer a structure-supported Northfield SuperTRAK® spiral freezer for high volume, large packaged products. Although our solutions are primarily used in the processing of meat and poultry (including nuggets, strips, and wings), we also provide systems that portion, coat, cook, or freeze other food products ranging from breads and pizzas, seafood, and ready-to-eat meals to pet food, bakery products, fruits, vegetables, plant-based proteins and dairy products.

Protein technology offerings accounted for 31%, 34%, and 34% of JBT's total revenue in 2019, 2018, and 2017, respectively.

Liquid Foods. Our Liquid Foods business offers comprehensive solutions from raw material processing systems to end-of-line packaging. In the primary processing space, we supply industrial citrus, tropical and temperate fruit and tomato processing equipment including extractors, finishers, pulp systems, evaporators, and ingredient recovery systems. Our READYGo™ family of skid-mounted products includes solutions for aseptic sterilization and bulk filling, as well as ingredients and by-products recovery and clean-up systems. In addition to our high capacity industrial extractors, we also offer point of use Fresh’n Squeeze® produce juicers.

Moving further downstream, our aseptic systems, including sterilizers, fillers, blow molders and controls, can be used for bulk or retail production for diverse products such as not-from-concentrate orange juice, milk, purees, and concentrates. These products are used as ingredients for dairy products (yogurts, smoothies, flavored milk, and ice cream), bakery products, and fruit-based beverages.

In addition to in-flow technologies, we are a global supplier of fully integrated industrial preservation systems that enable production of shelf stable foods in a wide variety of flexible, rigid, and semi-rigid packages. These integrated solutions for the processing of shelf-stable food and liquid products include a line of continuous hydrostatic sterilizers, continuous rotary sterilizers, batch retorts, XL-series fillers, SeamTec™ and X-series closers, material handling systems, and LOG-TEC® thermal process controls.

Additionally, we have capabilities in powder filling, high pressure processing, fresh-cut produce, and tray sealing. Our PLF International™ line of powder fillers are a leading filler for high-value powdered food such as infant formula. Supporting clean-label products, Avure Technologies supplies high-pressure processing equipment providing non-thermal preservation solutions for a broad array of market segments. FTNON provides equipment to produce fresh-cut salads, fruits and vegetables. Proseal is a leading supplier of tray seal packaging equipment providing automatic in-line solutions for the food segment. Tray sealing supports sustainability initiatives in reducing the amount of plastic required in packaging as well as minimizing food waste.

We are a recognized U.S. Department of Agriculture (USDA) and Food and Drug Administration (FDA) Food Process Authority and offer consulting services to help design food production processes in accordance with USDA and FDA's stringent requirements. Our solutions also include specialized material handling systems to automate the handling and tracking of processed and unprocessed containers as well as software and controls that help our customers optimize and track their processes to allow real time modifications in the case of process deviations.

Liquid Foods solution offerings accounted for 34%, 32%, and 34% of JBT's total revenue in 2019, 2018, and 2017, respectively.

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

JBT AeroTech products have been delivered to more than 100 countries. To support this equipment, we have operations located throughout the world. Our principal production facilities are located in the United States (Florida, Oregon and Utah), Mexico, the United Kingdom and Spain. We also have sales and service offices located in nine countries and collaborative relationships with independent sales representatives, distributors, and service providers in over thirty additional countries.

Solutions, Products, and Services

We offer a broad portfolio of systems, equipment, and services to airport authorities, airlines, air cargo handlers, ground handling companies, militaries and defense contractors.

Mobile Equipment. We supply cargo loaders, aircraft deicers, pushback tractors, mobile ground power units, mobile aircraft air conditioning units and other mobile ground support equipment for commercial airlines, cargo carriers, ground handlers, airports, militaries and defense contractors.

Our Commander™ and Ranger™ cargo loaders service containerized narrow-body and wide-body jet aircraft and are available in a wide range of configurations. Our Tempest™ aircraft deicers offer a broad range of options that can be configured to meet customers’ specific and regional need to provide efficient aircraft deicing while on the tarmac. We supply a full array of B-series conventional aircraft tow tractors and electric powered LEKTROTM Towbarless tractors for moving aircraft without consumption of jet fuel, mobile passenger steps for tarmac boarding and deplaning, belt loaders, and transporters for pallet and container handling.

Airlines and ground handling companies face increased pressure to reduce emissions and minimize fuel usage. We have a long history of delivering electric battery powered ground support equipment that provides a solution to these environmental and operational challenges. Our electric battery powered design approach is to provide modular ground support equipment, capable of being powered by a variety of power sources. Our electric powered product offering includes CommanderTM and RangerTM cargo loaders, cargo transporters, conventional and LEKTROTM Towbarless aircraft pushback tractors, belt loaders, and passenger boarding steps.

We manufacture a variety of sizes and configurations of auxiliary equipment including 400 Hertz ground power and preconditioned air units that supply aircraft requirements for electrical power and cooled air circulation for the environmental control system (air-conditioning) and main engine starting during ground operations.

Within mobile equipment, we also have a portfolio of military equipment, including a wide range of cargo loaders, pushback tractors, deicers, ground power units, air conditioning, air start, and bleed air units for the U.S. Air Force, the U.S. Navy, international military forces, airframe manufacturers and defense contractors. Mobile equipment accounted for 14%, 13%, and 12% of our total revenue in 2019, 2018, and 2017, respectively.

Fixed Equipment. We supply airport gate equipment. Our Jetway® passenger boarding bridges have set the standard for airlines and airport authorities to move passengers between the terminal building and the aircraft since 1959. Our passenger boarding bridges support a range of aircraft types, from regional aircraft up to the Airbus A380. Within fixed equipment, we also supply point-of-use and mobile 400 Hertz and pre-conditioned air units that enable our customers to reduce fuel consumption and emissions by minimizing requirements to use auxiliary power units or aircraft engines while parked at the gate, as well as remote gate monitoring equipment to improve equipment availability and reduce turn times. We also offer aircraft in-ground service pits to provide utility access on airport ramps, hangars and remote parking areas. Fixed equipment accounted for 11%, 10%, and 10% of our total revenue in 2019, 2018, and 2017, respectively.

Airport Services. We provide technical maintenance services and refurbishment projects for baggage handling systems, passenger boarding bridges and facilities at over 20 airports.  Most of these are in the United States and the most of this work is done under multi-year contracts with airports, airlines and consortiums. Our specialty services extend to expertise in the development of sustainable and value orientated operation, maintenance, and repair of sophisticated in-line baggage handling systems, gate equipment, facilities, and ground support equipment. Airport services accounted for 7%, 6%, and 8% of our total revenue in 2019, 2018, and 2017, respectively.

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

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 704 United States and foreign issued patents and have approximately 302 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 888 registrations and pending applications in the United States and abroad. A substantial majority of these patents, trademarks and tradenames are associated with the FoodTech segment. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

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

Employees
We have approximately 6,400 employees with approximately 3,300 located in the United States. Approximately 9% of our employees in the United States are represented by three collective bargaining agreements.

Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 43% of our international employees are covered under national employee unions.

We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

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

Many of our facilities and operations are also governed by laws and regulations relating to worker health and workplace safety, including the Federal Occupational Safety and Health Act, or OSHA. We believe that appropriate precautions are taken to protect our employees and others from harmful exposure to potentially hazardous work environments, and that we operate in substantial compliance with all OSHA or similar regulations.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 19, 2020, are as follows:

Name	Age	Office
Thomas W. Giacomini	54	Chairman, President and Chief Executive Officer
Brian A. Deck	51	Executive Vice President and Chief Financial Officer
Paul Sternlieb	47	Executive Vice President and President, Protein
Carlos Fernandez	50	Executive Vice President and President, Liquid Foods
David C. Burdakin	64	Executive Vice President and President, JBT AeroTech
Bryant Lowery	48	Executive Vice President and Chief Procurement Officer
James L. Marvin	59	Executive Vice President, General Counsel and Assistant Secretary
Jason T. Clayton	43	Executive Vice President, Human Resources
Megan J. Rattigan	51	Vice President, Investor Relations and Controller

THOMAS W. GIACOMINI became the President and Chief Executive Officer of JBT Corporation as well as a member of the JBT Board of Directors in September 2013. In May 2014, Mr. Giacomini was elected Chairman of the Board. Prior to joining JBT, he served as Vice President (since February 2008) of Dover Corporation, a diversified global manufacturer, and President and Chief Executive Officer (since November 2011) of Dover Engineered Systems. Prior to serving in these roles, Mr. Giacomini served as President (from April 2009 to November 2011) and Chief Executive Officer (from July 2009 to November 2011) of Dover Industrial Products, and President (from October 2007 to July 2009) of Dover's Material Handling Platform. Mr. Giacomini joined Dover in 2003 following its acquisition of Warn Industries, an industrial manufacturer specializing in vehicle performance enhancing equipment. During his 12 year tenure at Warn Industries he held a variety of leadership roles including President and Chief Operating Officer. Prior to joining Warn Industries, Mr. Giacomini held various positions at TRW, Inc. Mr. Giacomini serves as a director of MSA Safety Incorporated, a global safety equipment manufacturer.

BRIAN A. DECK became the Vice President and Chief Financial Officer of JBT Corporation in February 2014. In May 2014, Mr. Deck’s title changed to Executive Vice President and Chief Financial Officer, and he was appointed Treasurer. In December 2014, Mr. Deck appointed a Treasurer and resigned from that position. Prior to joining JBT, he served as Chief Financial Officer (since May 2011) of National Material L.P., a private diversified industrial holding company. Mr. Deck served as Vice President of Finance and Treasury (from November 2007 to May 2011) and as Director, Corporate Financial Planning and Analysis (from August 2005 to November 2007) of Ryerson Inc., a metals distributor and processor. Prior to his service with Ryerson, Mr. Deck held various positions with General Electric Capital, Bank One (now JPMorgan Chase & Co.), and Cole Taylor Bank.

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

JASON T. CLAYTON became our Executive Vice President, Human Resources in September 2016. Prior to joining us, Mr. Clayton served as the Vice President, Human Resources for Signode Industrial Group LLC. From 2010 to 2015, Mr. Clayton worked in various Human Resources roles with IDEX Corporation, most recently as Vice President, Human Resources. Mr. Clayton worked for Pepsi Beverages Company/Pepsico from 2004 to 2010 in various positions, most recently as Director, Human Resources, Chicagoland/Wisconsin Market Unit. Mr. Clayton worked for Newell Rubbermaid from 2001 to 2004, where he served in various positions, most recently as Human Resources Manager, Sanford North America Division. Mr. Clayton worked for Burlington Industries, Inc. from 2000 to 2001.

MEGAN J. RATTIGAN became a Vice President in August 2014, has served as our Controller since December 2013. In January 2019, she assumed the role of Vice President of Investor Relations. Previously, Ms. Rattigan served as our Chief Accounting Officer (from November 2008 to August 2018) and Director of Financial Control (since July 2008). Ms. Rattigan was FMC Technologies’ Manager of Financial Reporting and Accounting Research from April 2005 until July 2008. Prior to that, Ms. Rattigan served as a consultant to FMC Technologies from January 2002 until April 2005. From July 1998 until December 2001, Ms. Rattigan was Director of Finance for Chart House Enterprises, Inc. Ms. Rattigan is a certified public accountant and began her professional career in the Assurance practice of Ernst & Young LLP in 1992.

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

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, the contractual terms and the number and size of orders in the capital goods industries in which we compete vary significantly over time. The timing of our sales cycle from receipt of orders to shipment of the products or provision of services can significantly impact our sales and income in any given fiscal period. These and any one or more of the factors listed below, among other things, could cause us not to achieve our revenue or profitability expectations in any given period and the resulting failure to meet such expectations could cause a drop in our stock price:

•	volatility in demand for our products and services, including volatility in growth rates in the food processing and air transportation industries;

•	downturns in our customers’ businesses resulting from deteriorating domestic and international economies where our customers conduct substantial business;

•	increases in commodity prices resulting in increased manufacturing costs, such as petroleum-based products, metals or other raw materials we use in significant quantities;

•	supply chain interruptions;

•	changes in pricing policies resulting from competitive pressures, including aggressive price discounting by our competitors and other market factors;

•	our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•	unexpected needs for capital expenditures or other unanticipated expenses;

•	changes in the mix of revenue attributable to domestic and international sales;

•	changes in the mix of products and services that we sell;

•	changes in foreign currency rates;

•	seasonal fluctuations in buying patterns;

•	future acquisitions and divestitures of technologies, products, and businesses;

•	changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments;

•	potential effects of the United Kingdom’s (U.K.) withdrawal from the European Union (E.U.) after the initial transition period ending on December 31, 2020; and

•	cyber-attacks and other IT threats that could disable our IT infrastructure and create a meaningful inability to operate our business.

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

•
negatively impact global demand for air transportation services as well as the food preparation industry, which could result in a reduction of sales, operating income, and cash flows in our AeroTech and FoodTech segments;

•
negatively affect the rates of expansion, consolidation, renovation, and equipment replacement within the air transportation industry and within the food processing industry, which may adversely affect the results of operations of our AeroTech and FoodTech segments; and

•	impair the financial viability of our insurers.

Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business could negatively affect our business, financial condition, and results of operations.

We operate manufacturing facilities in eleven countries other than the United States, the largest of which are located in Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. Our international sales accounted for 42% of our 2019 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

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

•	inability to repatriate income or capital;

•	foreign ownership restrictions;

•	export regulations that could erode profit margins or restrict exports, including import or export licensing regulations;

•	trade restrictions, tariffs, and other trade protection measures, or price controls;

•	restrictions on operations, trade practices, trade partners, and investment decisions resulting from domestic and foreign laws and regulations;

•	compliance with the U.S. Foreign Corrupt Practices Act and other similar laws;

•	burden and cost of complying with foreign laws, treaties, and technical standards and changes in those regulations;

•	transportation delays and interruptions; and

•	reductions in the availability of qualified personnel.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact or business.
The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices and has imposed import duties or other restrictions on products or raw materials sourced from those countries. On June 1, 2018, the U.S. government began imposing tariffs on steel and aluminum imports. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. On July 6, 2018, the U.S. government began imposing tariffs on certain imports from China. We import raw materials from or manufacture our products in China and other such countries subject to these tariffs. Subsequently, the U.S. government imposed additional tariffs on imports from China. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.
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

To achieve our strategic objectives, we have pursued and expect to continue to pursue expansion opportunities such as acquiring other businesses or assets. Expanding through acquisitions involves risks such as:

•	the incurrence of additional debt to finance the acquisition or expansion;

•	additional liabilities (whether known or unknown), including, among others, product, environmental or pension liabilities of the acquired business or assets;

•	risks and costs associated with integrating the acquired business or new facility into our operations;

•	the need to retain and assimilate key employees of the acquired business or assets;

•	unanticipated demands on our management, operational resources and financial and internal control systems;

•	unanticipated regulatory risks;

•	the risk of being denied the necessary licenses, permits and approvals from state, local and foreign governments, and the costs and time associated with obtaining such licenses, permits and approvals;

•	risks that we do not achieve anticipated operating efficiencies, synergies and economies of scale; and

•	risks in retaining the existing customers and contracts of the acquired business or assets.

•
risk that unforeseen issues with an acquisition may adversely affect the anticipated results of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.

If we are unable to effectively integrate acquired businesses or newly formed operations, or if such acquired businesses underperform relative to our expectations, this may have a material adverse effect on our business, financial position, and results of operations.

The potential effects of the U.K.’s exit from the E.U. have created uncertainties that could have negative effects on us.

In June 2016, the U.K held a Referendum of the U.K.'s Membership in the E.U. (referred to as Brexit), in which voters approved the exit of the United Kingdom from the European Union. In January 2020, U.K. parliament passed a bill establishing the effective date of Brexit as January 31, 2020 and establishing a transition period ending on December 31, 2020. During the transition period, U.K. will continue to remain in E.U. customs union and single market. The Brexit referendum results and passing of Brexit bill caused significant currency exchange rate fluctuations. As described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. In addition, a so called Hard Brexit, where no formal agreement is made between U.K. and E.U. during the transition period ending on December 31, 2020, could result in continued currency rate fluctuations. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars.

Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. Although it is unknown what the terms of the exit from the transition period will be, they may impair the ability of our operations in the E.U. to transact business in the future in the U.K., and similarly the ability of our U.K. operations to transact business in the future in the E.U. Specifically, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the U.K. and the E.U., which could result in decreased demand for our products.

Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, financial condition, results of operations and cash flows. For the year ended December 31, 2019, our U.K. based subsidiaries generated $40.7 million in revenue and we reported $78.4 million from U.K. customers in our global revenues.

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

We regularly evaluate our existing operations, service capacity, and business efficiencies to determine if a realignment or restructuring could improve our results of operations or achieve some other business goal. Our realignment and restructuring initiatives are designed to result in more efficient and increasingly profitable operations. Our ability to achieve the anticipated cost savings and other benefits from these initiatives within the expected time frame is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive, and other uncertainties, some of which are beyond our control. In 2018, we implemented a restructuring program to address JBT's global processes, to flatten the organization, improve efficiency, and better leverage general and administrative resources. We have incurred restructuring charges of $13.5 million related to this plan in 2019. We plan to incur $62 million to $64 million in total charges to achieve these objectives. Failure to achieve the expected cost reductions related to these restructuring initiatives could have a material adverse effect on our business and results of operations.

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

Dietary trends can create demand for protein food products but negatively impact demand for high-carbohydrate foods, or create demand for easy to prepare, transportable meals but negatively impact traditional canned food products. Because different food types and food packaging can quickly go in and out of style as a function of dietary, health, convenience, or sustainability trends, food processors can be challenged in accurately forecasting their needed manufacturing capacity and the related investment in equipment and services. During periods of economic uncertainty, consumer demand for protein products or processed food products may be negatively impacted by increases in food prices. A demand shift away from protein products or processed foods could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

An outbreak of animal borne diseases (H5N1, BSE, or other virus strains affecting poultry or livestock), citrus tree diseases, or food borne illnesses or other food safety or quality concerns may negatively affect our business, financial condition, results of operations, and cash flows.

An outbreak or pandemic stemming from H5N1 (avian flu), BSE (mad cow disease), African swine fever (pork) or any other animal related disease strains could reduce the availability of poultry or beef that is processed for the restaurant, food service, wholesale or retail consumer. Any limitation on the availability of such raw materials could discourage food producers from making additional capital investments in processing equipment, aftermarket products, parts, and services that our FoodTech business provides. Such a decrease in demand for our products could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Freezes, hurricanes, droughts, other natural disasters or adverse weather conditions may negatively affect our business, financial condition, results of operations, and cash flows.

In the event a natural disaster negatively affects growers or farm production, the food processing industry may not have the fresh food raw materials necessary to meet consumer demand. Crops or entire groves or fields can be severely damaged by a drought, freeze, or hurricane, wildfires or adverse weather conditions, including the effects of climate change. An extended drought or freeze or a high category hurricane could permanently damage or destroy a tree crop area. If orchards have to be replanted, trees may not produce viable product for several years. Since our recurring revenue is dependent on growers’ and farmers’ ability to provide high quality crops to certain of our customers, our business, financial condition, results of operations, and cash flows could be materially adversely impacted in the event of a freeze, hurricane, drought, or other natural disaster.

Climate change and climate change legislation or regulations may adversely affect our business, financial condition, results of operations, and cash flows.
Most scientists have concluded that increasing concentrations of greenhouse gases in the atmosphere may produce significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events, that could have adverse physical and financial effects on our operations. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to service and supply chain interruptions.
A number of governmental bodies have finalized, proposed, or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits or a carbon tax, limiting availability of arable land among other provisions that would likely have a negative impact our customers in both AeroTech and Food Tech industry.
We, along with other companies in many business sectors, including our customers, are considering and implementing ways to reduce emissions of green house gas. As a result, our customers may request that changes be made to our products or facilities, as well as other aspects of our production processes, that increase costs and may require the investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers, which in turn could adversely affect our business, financial condition and results of operations.
We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
We are subject to risks related to corporate social responsibility.
Global business are facing increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance, and employee health and safety. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with customers, all of which could adversely affect our business and results of operations.
Our failure to comply with the laws and regulations governing our U.S. government contracts or the loss of production funding of any of our U.S. government contracts could harm our business.

The U.S. government represented approximately 1% of our 2019 revenue, directly or through subcontracts. Our JBT AeroTech business contracts with the U.S. government and subcontracts with defense contractors conducting business with U.S. government. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government.

The laws governing U.S. government contracts differ in several respects from the laws governing private company contracts. Government contracts are highly regulated to curb misappropriation of funds and to ensure uniform policies and practices across various governmental agencies. Funding for such contracts is tied to national defense budgets and procurement programs that are annually negotiated and approved or disapproved by the U.S. Department of Defense, the Executive Branch, and the Congress. For example, if there were any shifts in spending priorities or if funding for the military aircraft programs were reduced or canceled as a result of the sequestration, policy changes, or for other reasons, the resulting loss of revenue could have a material adverse impact on our AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. In particular, U.S. defense contracts are unilaterally terminable at the option of the U.S. government with compensation only for work completed and costs incurred to date. In addition, any deliverable delays under such contracts as a result of our non-performance could also have a negative impact on these contracts.

Non-compliance with the laws and regulations governing U.S. government contracts or subcontracts may result in significant sanctions such as debarment (restrictions from future business with the government). If we were found not to be in compliance now or in the future with any such laws or regulations, our results of operations could be adversely impacted.

Terrorist attacks and threats, escalation of military activity in response to such attacks, acts of war, or outbreak of pandemic diseases may negatively affect our business, financial condition, results of operations, and cash flows.

Any future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers or the economy as a whole may materially adversely affect our operations or those of our customers. Strategic targets such as those relating to transportation and food processing may be at greater risk of future terrorist attacks than other targets in the United States. Our airport authority, airline, air cargo and ground handling customers are also particularly sensitive to safety concerns, and their businesses may decline after terrorist attacks or threats or during periods of political instability when travelers are concerned about safety issues. Furthermore, outbreaks of pandemic diseases, such as coronavirus, or the fear of such events, could provoke responses, including government-imposed travel restrictions and extended shutdown of certain businesses, customers, and/or supply chain disruptions in affected regions. As a result, there could be delays or losses in transportation and deliveries to our customers, decreased sales of our products, and delays in payments by our customers. A decline in these customers’ businesses could have a negative impact on their demand for our products. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Even with rigorous testing prior to release and investment in product quality processes, problems may be found in newly developed or enhanced products after such products are launched and shipped to customers. Resolution of such issues may cause project delays, additional development costs, and deferred or lost revenue.

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

We manufacture our products at facilities in the United States, Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. An interruption in production or service capabilities at any of our facilities as a result of equipment failure or other reasons could result in our inability to manufacture our products. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to cancellations. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as earthquake, fire, natural disaster, explosions, power loss, unauthorized intrusions, hurricanes, and other catastrophic events. We may also experience plant shutdowns or periods of reduced production as a result of equipment failure, delays in deliveries or catastrophic loss, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The business continuity of our information systems, computer equipment, and information databases are critical to our business operations, and any damage or disruptions could negatively affect our business, financial condition, results of operations, and cash flows.

Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, power loss, telecommunications failures, unauthorized intrusions, hurricane, and other catastrophic events. A part of our operations is based in an area of California that has experienced earthquakes and other natural disasters, while another part of our operations is based in an area of Florida that has experienced hurricanes and other natural disasters. Despite our best efforts at planning for such contingencies, catastrophic events of this nature may still result in system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Notwithstanding careful security and controls design, our information technology systems, and those of our third-party providers could become subject to cyber-attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, including, but not limited to, inability to utilize our systems, and denial of access to and misuse of applications required by our clients to conduct business with us. Phishing and other forms of electronic fraud may also subject us to risks associated with improper access to financial assets and customer information. Theft of intellectual property or trade secrets and inappropriate disclosure of confidential information could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity or business delays and could have a material adverse effect on our business. In addition, requirements under the privacy laws of the jurisdictions in which we operate, such as the EU General Data Protection Regulation (GDPR) effective from May 1, 2018 and California Consumer Privacy Act effective from January 1, 2020, impose significant costs that are likely to increase over time.

Our business success depends on retaining our senior management and other key personnel and attracting and retaining other qualified employees.

We depend on our senior executive officers and other key personnel. The loss of any of these officers or key personnel could materially adversely affect our business, financial condition, results of operations, and cash flows. In addition, competition for employees among companies that rely heavily on engineering, technology, and manufacturing is intense, and the loss of employees or an inability to attract, retain, and motivate additional employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully, develop new products and services and meet our customers’ requirements.

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

The U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act of 2010 (the U.K. Bribery Act), and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA, the U.K. Bribery Act or other similar violations (either due to our own acts, or due to the acts of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

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

As of December 31, 2019, our foreign subsidiaries held $37.1 million, or 93.9%, of our cash and cash equivalents. We currently intend that cash and cash equivalents held by these foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund working capital requirements, make investments, and repay debt (primarily inter-company). However, if cash and cash equivalents held by foreign subsidiaries are needed in the future to fund our operations in the United States or for the purpose of making certain strategic investments in the U.S. or otherwise, the repatriation of such amounts to the U.S. could result in an incremental tax liability (i.e., withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements), in the period in which the decision to repatriate previously taxed earnings occurs. Payment of any incremental tax liability would reduce the cash available to us to fund our operations or to make such strategic investment in the U.S. or otherwise. Refer to Note 7. Income Taxes for further discussion.
Our business could suffer in the event of a work stoppage by our unionized or non-union labor force.

A portion of our employees in the United States are represented by collective bargaining agreements. Outside the United States, we enter into employment contracts and agreements in certain countries in which national employee unions are mandatory or customary, such as in Belgium, Sweden, Spain, Italy, the Netherlands, Germany and China.

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

Fluctuations in interest rates could adversely affect our results of operations and financial position.

Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates on our variable rate debt outstanding at December 31, 2019. A significant increase in interest rates would significantly increase our cost of borrowings, and may reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for JBT that cannot yet reasonably be predicted.

We have outstanding debt and derivative transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's derivative instruments, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.

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

As a result of our acquisition activity, our goodwill and intangible assets have increased significantly in recent years and we may in the future incur impairments to goodwill or intangible assets.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. Our balance sheet includes a significant amount of goodwill and other intangible assets, which represents approximately 45% of our total assets as of December 31, 2019. In accordance with Accounting Standards Codification 350 Intangibles-Goodwill and Other, our goodwill and other intangibles are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. If our estimates or the underlying assumptions change in the future, we may be required to record impairment charges. Any such charge could have a material adverse effect on our reported net income.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease commercial office space for our corporate headquarters totaling approximately 24,000 square feet in Chicago, Illinois. We believe that our properties and facilities meet our current operating requirements and are in good operating condition. We believe that each of our significant manufacturing facilities is operating at a level consistent with the industries in which we operate. The following are significant production facilities for our JBT operations:

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	JBT FoodTech	271,000	Owned
Orlando, Florida	JBT AeroTech	248,000	Owned
Ogden, Utah	JBT AeroTech	240,000	Owned/Leased
Lakeland, Florida	JBT FoodTech	200,000	Owned
Stratford, Wisconsin	JBT FoodTech	160,000	Owned
Richmond, Virginia	JBT FoodTech	145,000	Owned
Sandusky, Ohio	JBT FoodTech	140,000	Owned
Kingston, New York	JBT FoodTech	133,000	Owned
Columbus, Ohio	JBT FoodTech	115,000	Leased
Warrenton, Oregon	JBT AeroTech	94,000	Leased
Middletown, Ohio	JBT FoodTech	74,000	Leased
Chalfont, Pennsylvania	JBT FoodTech	67,000	Leased
Apex, North Carolina	JBT FoodTech	67,000	Owned
Russellville, Arkansas	JBT FoodTech	65,000	Owned
Riverside, California	JBT FoodTech	50,000	Leased

International:
Sint Niklaas, Belgium	JBT FoodTech	289,000	Owned
Helsingborg, Sweden	JBT FoodTech	227,000	Owned/Leased
Werther, Germany	JBT FoodTech	164,000	Owned
Araraquara, Brazil	JBT FoodTech	128,000	Owned
Adlington, England	JBT FoodTech	105,700	Owned/Leased
Amsterdam, The Netherlands	JBT FoodTech	105,000	Leased
Madrid, Spain	JBT FoodTech, JBT AeroTech	88,000	Owned
Livingston, Scotland	JBT FoodTech	87,000	Owned
Parma, Italy	JBT FoodTech	72,000	Owned
Almelo, The Netherlands	JBT FoodTech	68,600	Owned
Bridgend, Wales	JBT AeroTech	58,000	Owned
Glinde, Germany	JBT FoodTech	50,000	Leased
Harwich, England	JBT FoodTech	40,000	Leased
Cape Town, South Africa	JBT FoodTech	38,000	Leased
Juarez, Mexico	JBT AeroTech	27,000	Leased

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 25, 2020, there were 1,396 holders of record of common stock. Information regarding the market prices of common stock and dividends declared for the two most recent fiscal years is provided in Note 20. Quarterly Information to the Consolidated Financial Statements.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2014 in: (i) the Company's common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John Bean Technologies Corporation, the S&P Smallcap 600 Index
and the Russell 2000 Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
John Bean Technologies Corporation
S&P Smallcap 600
Russell 2000

Issuer purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2019 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2019 through October 31, 2019	—	$—	—	$30.0
November 1, 2019 through November 30, 2019	—	—	—	30.0
December 1, 2019 through December 31, 2019	—	—	—	30.0
	—	$—	—	$30.0

(1)	On August 10, 2018, the Board authorized a share repurchase program for up to $30 million of common stock beginning on January 1, 2019 and continuing through December 31, 2021.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected financial and other data about the Company for the most recent five fiscal years. The data has been derived from the Consolidated Financial Statements. The historical Consolidated Balance Sheet data set forth below reflects the assets and liabilities that existed as of the dates presented.

The selected financial data should be read in conjunction with, and are qualified by reference to, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. The income statement and cash flow data for the three years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 are derived from the audited Consolidated Financial Statements included elsewhere in this report, and should be read in conjunction with those financial statements and the accompanying notes. The balance sheet data as of December 31, 2017, 2016, 2015 and the income statement and cash flow data for the years ended December 31, 2016 and 2015 were derived from audited financial statements that are not presented in this report.

The following financial information may not reflect what the results of operations, financial position and cash flows will be in the future. In addition, Item 1A. Risk Factors of this report includes a discussion of risk factors that could impact future results of operations.

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Revenue:
JBT FoodTech	$1,329.4	$1,361.4	$1,171.9	$928.0	$725.1
JBT AeroTech	615.9	558.1	463.0	422.5	383.1
Other revenue and intercompany eliminations	0.4	0.2	0.2	—	(0.9)
Total revenue	$1,945.7	$1,919.7	$1,635.1	$1,350.5	$1,107.3
Operating expenses:
Cost of sales	$1,347.6	$1,382.1	$1,164.4	$969.8	$790.4
Selling, general and administrative expense	396.4	346.8	325.2	267.4	228.5
Restructuring expense	13.5	47.0	1.7	12.3	—
Operating income:	188.2	143.8	143.8	101.0	88.4
Interest expense, net	18.8	13.9	13.6	9.4	6.8
Pension expense (income), other than service cost	2.5	0.9	(2.0)	(2.4)	(0.6)
Income from continuing operations before income taxes	166.9	129.0	132.2	94.0	82.2
Provision for income taxes	37.6	24.6	50.1	26.0	26.2
Income from continuing operations	129.3	104.4	82.1	68.0	56.0
Loss from discontinued operations, net of income taxes	0.3	0.3	1.6	0.4	0.1
Net income	$129.0	$104.1	$80.5	$67.6	$55.9

Diluted earnings per share:
Income from continuing operations	$4.03	$3.24	$2.58	$2.28	$1.88
Net income	$4.02	$3.23	$2.53	$2.27	$1.88
Diluted weighted average shares outstanding	32.0	32.2	31.9	29.8	29.8

Cash dividends declared per common share	$0.40	$0.40	$0.40	$0.40	$0.37

Common Stock Data:
Common stock sales price range:
High	$127.97	$123.90	$120.55	$93.55	$51.34
Low	$68.06	$66.28	$80.70	$41.35	$29.69

	At December 31,
(In millions)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$1,914.9	$1,442.5	$1,391.4	$1,187.4	$876.1
Long-term debt, less current portion	698.3	387.1	372.7	491.6	280.6

	Year Ended December 31,
(In millions)	2019	2018	2017	2016	2015
Other Financial Information:
Capital expenditures	$37.9	$39.8	$37.9	$37.1	$37.7
Cash flows provided by continuing operating activities	110.6	154.6	106.3	67.9	112.2
Order backlog (unaudited)	705.9	711.3	625.2	557.0	520.7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview

We are a leading global technology solutions provider to high-value segments of the food and beverage industry with focus on proteins, liquid foods and automated guided vehicle systems. We design, produce, and service sophisticated products and systems for multi-national and regional customers through our FoodTech segment. We also sell critical equipment and services to domestic and international air transportation customers through our AeroTech segment.

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

•
Grow Recurring Revenue. We are capitalizing on our extensive installed base to expand recurring revenue from aftermarket parts and services, equipment leases, consumables and our Airport Services offerings.

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

We developed the JBT Operating System in 2018, introducing a new level of process rigor across the company beginning in the first quarter of 2019. The system is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious food resources; and giving back to the communities where we live and work. Both our FoodTech equipment and AeroTech equipment businesses have significant growth potential related to clean technologies. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help customers meet their environmental objectives. We know we can do more. We ended this year by commencing a comprehensive evaluation to determine which ESG topics are most pressing for our business. We are gathering input from investors, customers, employees and other stakeholders. The result will be a materiality matrix informing our development of an ESG strategy, balanced to ensure we invest responsibly in initiatives that can address the risks, and opportunities, presented by ESG.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, segment EBITDA (adjusted when appropriate) and segment EBITDA margins.
Business Conditions and Outlook

During 2019, operating margins have exceeded our expectations due to the strength of our aftermarket business and the contribution from recent acquisitions. Additionally, we have continued to enhance our internal operating efficiency with the ongoing benefits of our restructuring program and management through the JBT operating system.

In terms of top–line growth, the environment in 2019 was characterized by business uncertainty and impacted our ability to convert healthy commercial activity into order commitments at FoodTech. However, trends remained strong at AeroTech. Moreover, revenue from recurring sources (aftermarket parts and services and lease revenues), which represented more than 40% of total JBT revenue, has created a more resilient JBT with greater stability and higher profitability.

While the demand environment at FoodTech remains uncertain, we have captured sustainable structural improvements from our restructuring program. In addition, the real-time production information provided by the JBT Operating System enables us to proactively align costs with current market conditions.

Non-GAAP Financial Measures

The results for the periods ended December 31, 2019, 2018 and 2017 include several items that affect the comparability of our results. These non-GAAP financial measures exclude certain amounts that are included in a measure calculated under U.S. GAAP, or include certain amounts that are excluded from a measure calculated under U.S. GAAP. By excluding or including these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting.
These calculations may differ from similarly-titled measures used by other companies. The non-GAAP financial measures are not intended to be used as a substitute for, nor should they be considered in isolation of, financial measures prepared in accordance with U.S. GAAP.

Additional details for each Non-GAAP financial measure follow:

•
Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring expense and merger and acquisition related costs ("M&A related costs"), which include integration costs and the amortization of inventory step-up from business combinations, and transaction costs for both potential and completed M&A transactions.

•
EBITDA and Adjusted EBITDA: We define EBITDA as earnings before income taxes, interest expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before restructuring expense, pension expense other than service cost and M&A related costs. While the Company's acquired intangible assets and fixed assets contribute to generation of our revenue, management believes that due to the Company's focus on growth through acquisitions EBITDA and Adjusted EBITDA facilitate an evaluation of business performance by excluding the impact of amortization and depreciation, and, in the case of Adjusted EBITDA, without the fluctuations in the amount of certain costs that do not reflect our underlying operating results.We use EBITDA and Adjusted EBITDA internally to make operating decisions and believe this information is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results.

•
Segment Adjusted Operating Profit and Segment Adjusted EBITDA: We report segment operating profit, which is the measure of segment profit or loss required to be disclosed in accordance with GAAP. We adjust segment operating profit for restructuring expense and M&A related costs. We believe segment adjusted operating profit allows more meaningful period-to period comparisons of our ongoing operating results, without the fluctuations in the amount of certain costs that do not reflect our underlying operating results. We calculate segment Adjusted EBITDA by subtracting depreciation and amortization from segment adjusted operating profit. While Company's acquired intangible assets and fixed assets contribute to generation of Company's revenue, management believes that due to the Company's focus on growth through acquisitions segment Adjusted EBITDA facilitates an evaluation of business segment performance by excluding the impact of amortization due to the step up in value of intangible assets and depreciation of fixed assets.

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

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash provided by continuing operating activities	$110.6	$154.6	$106.3
Less: capital expenditures	37.9	39.8	37.9
Plus: proceeds from sale of fixed assets	2.1	2.9	2.2
Plus: pension contributions	8.0	19.5	11.2
Free cash flow (FCF)	$82.8	$137.2	$81.8
The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
Income from continuing operations as reported	$129.3	$104.4	$82.1

Non-GAAP adjustments
Restructuring expense	13.5	47.0	1.7
M&A related costs(1)	24.7	4.8	5.1
Impact on tax provision from Non-GAAP adjustments(2)	(7.6)	(13.6)	(2.1)
Impact on tax provision from mandatory repatriation	(0.8)	0.4	7.7
Impact on tax provision from rate change on deferred taxes	—	(1.5)	7.8
Adjusted income from continuing operations	$159.1	$141.5	$102.3

Income from continuing operations as reported	$129.3	$104.4	$82.1
Total shares and dilutive securities	32.0	32.2	31.9
Diluted earnings per share from continuing operations	$4.03	$3.24	$2.58

Adjusted income from continuing operations	159.1	141.5	102.3
Total shares and dilutive securities	32.0	32.2	31.9
Adjusted diluted earnings per share from continuing operations	$4.96	$4.39	$3.21

(1)
Beginning in the first quarter of 2019, we changed our presentation of non-GAAP measures to exclude M&A related costs. M&A related costs are excluded from the prior year results to conform to the current year presentation.

(2)
Impact on tax provision was calculated using the Company’s annual tax rate excluding discrete adjustments of 24.5%, 26.3%, 30.9% for the years ended December 31, 2019, 2018, and 2017, respectively. In 2019, we have also included certain discrete adjustments related to restructuring.

The table below provides a reconciliation of net income to EBITDA to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2019	2018	2017
Net income	$129.0	$104.1	$80.5
Loss from discontinued operations, net of taxes	0.3	0.3	1.6
Income from continuing operations as reported	129.3	104.4	82.1
Income tax provision	37.6	24.6	50.1
Interest expense, net	18.8	13.9	13.6
Depreciation and amortization	65.6	57.7	51.7
EBITDA	251.3	200.6	197.5

Restructuring expense	13.5	47.0	1.7
Pension expense, other than service cost	2.5	0.9	(2.0)
M&A related costs(1)	24.7	4.8	5.1
Adjusted EBITDA	$292.0	$253.3	$202.3

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Year Ended December 31, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$184.7	$78.9	$(75.4)	$188.2
Restructuring expense	—	—	13.5	13.5
M&A related costs(1)	13.9	0.9	9.9	24.7
Adjusted operating profit	198.6	79.8	(52.0)	226.4
Depreciation and amortization	58.2	4.7	2.7	65.6
Adjusted EBITDA	$256.8	$84.5	$(49.3)	$292.0

Revenue	$1,329.4	$615.9	$0.4	$1,945.7
Operating profit %	13.9%	12.8%		9.7%
Adjusted operating profit %	14.9%	13.0%		11.6%
Adjusted EBITDA %	19.3%	13.7%		15.0%

	Year Ended December 31, 2018
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$169.5	$64.1	$(89.8)	$143.8
Restructuring expense	—	—	47.0	47.0
M&A related costs(1)	4.2	0.6	—	4.8
Adjusted operating profit	173.7	64.7	(42.8)	195.6
Depreciation and amortization	51.7	2.9	3.1	57.7
Adjusted EBITDA	$225.4	$67.6	$(39.7)	$253.3

Revenue	$1,361.4	$558.1	$0.2	$1,919.7
Operating profit %	12.5%	11.5%		7.5%
Adjusted operating profit %	12.8%	11.6%		10.2%
Adjusted EBITDA %	16.6%	12.1%		13.2%

	Year Ended December 31, 2017
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$139.1	$50.7	$(46.0)	$143.8
Restructuring expense	—	—	1.7	1.7
M&A related costs(1)	4.9	0.2	—	5.1
Adjusted operating profit	144.0	50.9	(44.3)	150.6
Depreciation and amortization	46.8	2.5	2.4	51.7
Adjusted EBITDA	$190.8	$53.4	$(41.9)	$202.3

Revenue	$1,171.9	$463.0	$0.2	$1,635.1
Operating profit %	11.9%	11.0%		8.8%
Adjusted operating profit %	12.3%	11.0%		9.2%
Adjusted EBITDA %	16.3%	11.5%		12.4%

(1)
Beginning in the first quarter of 2019, we changed our presentation of non-GAAP measures to exclude M&A related costs. M&A related costs are excluded from the prior year results to conform to the current year presentation.

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

Impact to 2018 Revenue from Change in Revenue Recognition Rules

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

Results of Continuing Operations

A discussion of our results of operations for 2019 compared to 2018 is set forth below. For a discussion of our results of operations, including our segment results of operations, for 2018 compared to 2017, refer to the discussion under the subcaptions "2018 Compared With 2017" in Item 7 – MD&A in Part II of our Annual Report on Form 10–K for the fiscal year ended December 31, 2018, which discussion is incorporated by reference herein.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2019	2018	Change	Change %
Revenue	$1,945.7	$1,919.7	$26.0	1.4%
Cost of sales	1,347.6	1,382.1	34.5	2.5%
Gross profit	598.1	537.6	60.5	11.3%
Gross Profit %	30.7%	28.0%	270 bps
Selling, general and administrative expense	396.4	346.8	(49.6)	(14.3)%
Restructuring expense	13.5	47.0	33.5	71.3%
Operating income	188.2	143.8	44.4	30.9%
Operating income %	9.7%	7.5%	220 bps
Pension expense (income), other than service cost	2.5	0.9	(1.6)	(177.8)%
Interest expense, net	18.8	13.9	(4.9)	(35.3)%
Income from continuing operations before income taxes	166.9	129.0	37.9	29.4%
Income tax provision	37.6	24.6	(13.0)	(52.8)%
Income from continuing operations	129.3	104.4	24.9	23.9%
Loss from discontinued operations, net of income taxes	0.3	0.3	—	—%
Net income	$129.0	$104.1	$24.9	23.9%

2019 Compared With 2018

Total revenue increased $26.0 million in 2019 compared to 2018. This increase reflects a 7% gain from acquisitions and 3% growth from organic revenue, partially offset by a 7% decline in revenue due to recognition of a one-time transition benefit in 2018 from adoption of the new revenue recognition standard, and a 2% unfavorable foreign currency translation. Recurring revenue represented 40% of total revenue compared with 37% in the prior year period.

Operating income margin was 9.7% in 2019 compared to 7.5% in 2018. This increase of 220 bps, was as a result of the following items, partially offset by a net currency translation loss of $5.7 million in 2019:

•
Gross profit margin increased 270 bps to 30.7% compared to 28.0% in 2018. This increase was the result of $17 million in efficiency improvements driven by continuing restructuring activities along with higher pricing and an increase in the mix of recurring revenue.

•
Selling, general and administrative expense increased in dollars and as a percentage of revenue primarily due to an increase in acquisition costs and amortization expense from new acquisitions. As a percentage of revenue, these expenses have increased 230 bps to 20.4% compared to 18.1% in the same period last year.

•
Restructuring expense decreased $33.5 million. In 2019, we recorded restructuring expense of $13.5 million in connection with our 2018 restructuring plan described below. As a percent of revenue, these expenses have declined 170 bps to 0.7% compared to 2.4% in the same period last year.

Pension expense, other than service cost increased by $1.6 million driven by higher interest cost and a decrease in expected return from plan assets.

Interest expense, net increased $4.9 million driven by higher interest of $6.5 million resulting from higher average borrowings to fund acquisitions, partially offset by a benefit of $1.6 million from cross currency swaps.

Income tax expense for 2019 reflected an effective income tax rate of 22.6% compared to 19.1% in 2018. The higher effective tax rate in 2019 resulted primarily from a decreased discrete tax benefit from vesting of stock based compensation awards of $2.2 million in

2019 compared to $4.9 million in 2018. Additionally, the 2018 effective tax rate included a $1.5 million tax adjustment related to the remeasurement of US deferred taxes to reflect the US income tax rate decrease effective January 1, 2018.

Restructuring

In the first quarter of 2018, we implemented a program ("2018 restructuring plan") to address our global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. During the fourth quarter ended December 31, 2019, we have refined our total estimated costs in connection with this plan, with the original estimate of $60.0 million to be recognized by the end of 2019, to a range of $62.0 million to $64.0 million to be completed in 2020. These changes reflect additional costs identified in order to achieve expected savings.

The cumulative cost savings for the 2018 restructuring plan at the end of year 2019 was $35.9 million with savings of $21.3 million in cost of sales and $14.6 million in selling, general and administrative expense. Incremental cost savings for the 2018 restructuring plan during the twelve months ended December 31, 2019 was $28.5 million, with savings of $17 million in cost of sales and $11.5 million in selling, general and administrative expense. A portion of the $28.5 million in savings was used to invest in our JBT Elevate growth initiatives. For the 2018 restructuring plan, we expect to generate total annualized savings of approximately $55 million. Approximate incremental cost savings we expect to realize during the year 2020 are as follows:

(In millions)	December 31, 2020
Cost of sales	$11.4
Selling, general and administrative expenses	7.6
Total incremental cost savings	$19.0

The timing for certain incremental cost savings has shifted from 2020 to 2019, with an additional $8.5 million of cost savings realized during the year 2019. This shift in cost savings was driven by earlier than estimated benefit from productivity improvements and reductions in force, and results in no change to the cumulative expected cost savings and therefore no expected impact to future operating results or liquidity.

For additional financial information about restructuring, refer to Note 19. Restructuring of this Annual Report on Form 10-K.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2019	2018	Change	Change %
Revenue
JBT FoodTech	$1,329.4	$1,361.4	$(32.0)	(2.4)%
JBT AeroTech	615.9	558.1	57.8	10.4%
Other revenue and intercompany eliminations	0.4	0.2	0.2	100.0%
Total revenue	$1,945.7	$1,919.7	$26.0	1.4%
Income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$184.7	$169.5	$15.2	9.0%
JBT FoodTech segment operating profit %	13.9%	12.5%	140 bps
JBT AeroTech	78.9	64.1	14.8	23.1%
JBT AeroTech segment operating profit %	12.8%	11.5%	130 bps
Total segment operating profit	263.6	233.6	30.0	12.8%
Total segment operating profit %	13.5%	12.2%	130 bps
Corporate items:
Corporate expense	61.9	42.8	(19.1)	(44.6)%
Restructuring expense	13.5	47.0	33.5	71.3%
Operating income	188.2	143.8	44.4	30.9%
Operating income %	9.7%	7.5%	220 bps

Pension expense (income), other than service cost	2.5	0.9	(1.6)	(177.8)%
Net interest expense	18.8	13.9	(4.9)	(35.3)%
Income from continuing operations before income taxes	166.9	129.0	37.9	29.4%
Income tax provision	37.6	24.6	(13.0)	(52.8)%
Income from continuing operations	129.3	104.4	24.9	23.9%
Loss from discontinued operations, net of income taxes	0.3	0.3	—	—%
Net income	$129.0	$104.1	$24.9	23.9%

(1)	Refer to Note 18. Business Segments of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

2019 Compared With 2018

FoodTech revenue declined 2.4% for the year ended December 31, 2019 compared to 2018. Revenue from acquisitions, a 7.8% increase, and organic growth of 1.0% were offset by an 8.3% decline reflecting the absence of the ASC 606 transition benefit included in the year-ago period, and a 2.7% unfavorable currency translation. Organically, growth in recurring revenue streams, including aftermarket parts and services, contributed 3% in revenue growth which was offset by 2% decline in equipment revenue. During a period of business uncertainty that has slowed the conversion of commercial activity to customer commitments, JBT’s focus on providing comprehensive solutions - including upgrades, enhancements, and refurbishments of existing equipment and service to our large and expanding installed base - has demonstrated the diversity of our revenue streams.

FoodTech operating profit increased by $15.2 million for the year ended December 31, 2019 compared to 2018, despite the decline in revenue. A richer mix of aftermarket revenue and the savings resulting from continuing restructuring activities drove the increased profitability, partially offset by:

•	$6.5 million in higher depreciation and amortization,

•	$9.7 million in higher M&A related expense a result of three acquisitions, and

•	$6.5 million in unfavorable currency translation.

Gross profit margins improved 380 bps driven by higher pricing and an increase in the mix of recurring revenue to equipment along with $15 million in savings from restructuring activities in the year ended December 31, 2019 as compared to 2018. Selling, general and administrative expenses increased by $24.9 million in the year ended December 31, 2019 as compared to 2018. Savings from restructuring activities of $9.2 million were more than offset by $16.0 million in incremental costs associated with acquired companies along with higher compensation and continued investments in growth initiatives.

JBT AeroTech

2019 Compared With 2018

JBT AeroTech's revenue increased $57.8 million in 2019 compared to 2018. This is a 10.4% increase with a 7.4% increase in organic growth, a 5.8% increase from acquisitions, a one-time transition benefit in 2018 from adoption of the new revenue recognition standard resulted in a 2.4% unfavorable impact, and currency translation had a 0.4% unfavorable impact. Revenue from our mobile equipment business increased $27.6 million resulting from $32.4 million in revenue from acquisitions partly offset by a decline of $4.8 million in organic sales mainly driven by fewer deicers sold to commercial customers. Revenue from our organic fixed equipment business increased $23.8 million primarily due to higher sales of passenger boarding bridges and related products to domestic airports. Service revenue increased by $8.7 million driven mainly by higher revenue from new and existing maintenance contracts and currency translation had an unfavorable impact of $2.3 million.
JBT AeroTech operating profit increased $14.8 million in 2019 compared to 2018. JBT AeroTech's operating profit margin was 12.8% compared to 11.5% in the prior year, reflecting an increase of 130 bps. Gross profit margins improved by 150 bps primarily due to pricing, $2.1 million in efficiency improvements resulting from continuing restructuring activities and the impact of higher gross profit margins from an acquisition. Selling, general and administrative expenses in 2019 were $7.1 million higher than 2018, including $7.3 million from acquisitions, $1.6 million in savings from restructuring, and were 30 bps higher as a percent of sales compared to 2018.
Currency translation did not have a significant impact on our operating profit comparative results for JBT AeroTech.
Corporate Expense

2019 Compared With 2018

Corporate expense increased by $19.1 million compared to 2018, driven primarily by an increase in M&A related costs, investments in global sourcing, pension expense, and higher incentive compensation. Corporate expense as a percent of revenues increased to 3.2% in 2019 compared to 2.2% in 2018.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31,

(In millions)	2019	2018
JBT FoodTech	$1,272.2	$1,298.7
JBT AeroTech	604.5	597.2
Intercompany eliminations/other	0.5	0.2
Total inbound orders	$1,877.2	$1,896.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31,

(In millions)	2019	2018
JBT FoodTech	$401.3	$405.4
JBT AeroTech	304.6	305.9
Total order backlog	$705.9	$711.3

Order backlog in our JBT FoodTech segment at December 31, 2019 decreased by $4.1 million compared to December 31, 2018. We expect to convert almost all of JBT FoodTech backlog at December 31, 2019 into revenue during 2020.

Order backlog in our JBT AeroTech segment at December 31, 2019 decreased by $1.3 million compared to December 31, 2018. We expect to convert 86% of the JBT AeroTech backlog at December 31, 2019 into revenue during 2020.

Seasonality

We experience seasonality in our operating results. Historically, our revenues and operating income have been lower in the first quarter and highest in the fourth quarter primarily as a result of our customers' purchasing trends.
Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities of our U.S. and foreign operations and borrowings from our credit facility. Our liquidity as of December 31, 2019, or cash plus borrowing capacity under our credit facilities was $324.5 million. The cash flows generated by our operations and the credit facility are expected to be sufficient to satisfy our working capital needs, research and development activities, restructuring costs, capital expenditures, pension contributions, dividend payments, anticipated share repurchases, acquisitions and other financing requirements. Furthermore, management continues to evaluate our capital structure.

As of December 31, 2019, we had $39.5 million of cash and cash equivalents, $37.1 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During 2019, each such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. There are no loans subject to this IRS guidance as of December 31, 2019.
The Board authorized a new share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021, which replaced the prior share repurchase program. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan. No shares were repurchased under this program in 2019. Refer to Note 11. Stockholders' Equity for further details.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2019:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$700.9	$—	$—	$700.9	$—
Interest payments on long-term debt (b)	90.9	20.2	40.4	30.3	—
Operating leases	36.7	11.5	13.3	7.2	4.7
Amounts due sellers from acquisitions (c)	19.9	1.0	18.9	—	—
Unconditional purchase obligations (d)	56.8	56.8	—	—	—
Pension and other postretirement benefits (e)	12.5	12.5	—	—	—
Tax Act (f)	4.9	—	0.2	2.7	2.0
Total contractual obligations	$922.6	$102.0	$72.8	$741.1	$6.7

(a)
Our available long-term debt is dependent upon our compliance with covenants described under the heading “Financing Arrangements” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements or accelerate our obligation to repay the amount due. We were in compliance with all debt covenants as of December 31, 2019.

(b)	Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2019.

(c)	See Note 2. Acquisitions for further details on our recent acquisitions. Amounts remaining due to sellers, subject to certain conditions, relate to the acquisitions of Proseal and Prime.

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

(e)	This amount reflects planned contributions in 2020 to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

(f)	This amount reflects the transition tax on the previously untaxed and unrepatriated current and accumulated post-1986 foreign earnings of certain foreign subsidiaries as required by the Tax Act.

The following is a summary of other off-balance sheet arrangements at December 31, 2019:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$23.9	$21.8	$2.0	$—	$0.1
Surety bonds	129.3	53.8	75.5	—	—
Total other off-balance sheet arrangements	$153.2	$75.6	$77.5	$—	$0.1

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

Cash Flows

Cash flows for each of the years ended December 31, 2019 and 2018 were as follows:

(In millions)	2019	2018
Cash provided by continuing operating activities	$110.6	$154.6
Cash required by investing activities	(401.7)	(94.4)
Cash (required) provided by financing activities	287.5	(48.3)
Cash required by discontinued operating activities	(0.4)	(0.7)
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(2.2)
(Decrease) increase in cash and cash equivalents	$(3.5)	$9.0

2019 Compared with 2018

Cash provided by continuing operating activities in 2019 was $110.6 million, representing a $44.0 million decrease compared to 2018. The decrease in the operating cash flows is driven by higher trade receivables and lower advance and progress payments from customers. These decreases in operating cash flows were partially offset by higher income in 2019 compared to 2018 combined with lower payments related to pension and restructuring.

Cash required by investing activities during 2019 was $401.7 million, representing a $307.3 million increase compared to 2018. The change was due primarily to a higher level of investments in acquired companies, where we paid $365.9 million for acquisitions completed during 2019 compared to payments of $57.5 million in 2018.

Cash provided by financing activities in 2019 was $287.5 million, representing a $335.8 million increase in cash provided by financing activities compared to 2018. The change was due primarily to higher borrowing required to fund higher investment in acquisitions, partially offset by lower deferred acquisition payments and no stock repurchases in 2019, compared to $20 million in 2018.

Financing Arrangements

As of December 31, 2019 we had $700.9 million drawn on and $288.9 million of availability under the revolving credit facility. Our ability to use this availability is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of December 31, 2019, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

For additional information about our credit agreement, refer to Note 6. Debt of this Annual Report on Form 10-K.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, with agreements for $175 million notional value expiring in February 2020, and agreements for $50 million of notional value expiring in January 2021. These agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). As a result, as of December 31, 2019, a portion of our variable rate debt was effectively fixed rate debt, while approximately $475.9 million, or 68%, remained subject to floating, or market, rates. Since December 31, 2019, agreements for $175 million notional amount have expired, and as a result, approximately $650.9 million, or 93%, of our outstanding debt as of December 31, 2019 is now subject to floating interest rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

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

Intangible Asset Valuation

Accounting for business combinations requires management to make significant estimates and assumptions at the acquisition date specifically for the valuation of intangible assets. In the year of such acquisitions, critical estimates in valuing certain of the intangible assets we have acquired include, but are not limited to, growth rates for future expected cash flows, discount rates, customer attrition rates and royalty rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

Revenue Recognition

We recognize a significant portion of our revenue over time, utilizing the input method of “cost-to-cost” for contracts that provide highly customized equipment and refurbishments of customer-owned equipment for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. We utilize the input method of “cost-to-cost” to recognize revenue over time which requires that we measure progress based on costs incurred to date relative to total estimated cost at completion. These cost estimates are based on significant assumptions and estimates to project the outcome of future events including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors.

Income Taxes

In determining our current income tax provision, we assessed temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences resulted in deferred tax assets and liabilities which are recorded in our consolidated balance sheet. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe is more likely than not to be realized based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.
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

Our accrued pension liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams.  The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 85% of all pension plan obligations, was 3.28%

in 2019 and 3.73% in 2018 and 2017. A decrease of 50 basis points in the discount rate used in our calculation would increase our projected benefit obligation by $18.9 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96% of all pension plan assets, was 5.75% for 2019, 6.50% for 2018 and 6.75% for 2017. For 2020, the rate is expected to be 5.0%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by $1.3 million (pre-tax).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2019 and 2018, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business..

Foreign Currency Exchange Rate Risk

During 2019, our foreign subsidiaries generated 33.8% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by $4.3 million (pre-tax) as of December 31, 2019. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

In July 2018, the Company entered into a series of cross-currency swaps with an aggregate notional of $116.4 million (€100 million) to hedge the currency exchange component of our net investments in certain of our foreign subsidiaries. The aggregate fair value of these swaps was in an asset position of $6.4 million at December 31, 2019. We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates underlying these swaps. A hypothetical 10% adverse movement in the currency exchange rates underlying these swaps from the market rate at December 31, 2019 would have resulted in a loss in value of the swaps by $11.2 million.
Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. As of December 31, 2019, we had interest rate swaps totaling $225 million notional amount to fix the interest rate applicable to certain of our variable rate debt. Since December 31, 2019, agreements for $175 million notional amount have expired, and as a result, approximately $650.9 million, or 93%, of our outstanding debt as of December 31, 2019 is now subject to floating interest rates. A hypothetical 10% adverse movement in the interest rate would result in higher annual interest expense by $1.9 million.

We have entered into interest rate swaps to fix the interest rate applicable to certain of our variable-rate debt, with agreements for $175 million notional value expiring in February 2020, and the agreements for $50 million of notional value expiring in January 2021. These agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss). We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an decrease of $0.2 million in the net fair value of our interest rate swaps for $50 million of notional value expiring in January 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standard Codification Topic 842, Leases, and its method of accounting for revenue recognition as of January 1, 2018, due to the adoption of Accounting Standard Codification Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the Revenue Recognized for Over Time Contracts Open at Year-end

As discussed in Notes 1 and 12 to the consolidated financial statements, the company recognizes revenue over time using the cost-to-cost method for certain contracts that provide highly customized equipment and refurbishments of customer-owned equipment. For contracts that recognize revenue over time using the cost-to-cost method, an estimation of costs to complete for the equipment and installation within the contracts is required. Product revenue for the year-ended December 31, 2019 was $1.7 billion. Of this amount, the revenue recognized over time using the cost-to-cost method was $648 million.
We identified the assessment of the revenue recognized for over time contracts open at year-end as a critical audit matter. Estimation of costs to complete in process contracts that provide highly customized equipment and refurbishments of customer-owned equipment involved subjective estimates which required the application of greater auditor judgment. In addition, estimation of the costs to complete was challenging to evaluate as changes to the assumption could have had a significant effect on the revenue recognized in the period.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to develop estimates of the total contract costs to be incurred, including controls over the estimate of costs to complete the contract. We performed sensitivity analyses over the estimated costs to complete at year end to assess the impact on the Company’s determination of the revenue recognized in the period. We tested the Company’s estimated costs to complete by comparing the estimated costs to complete at year end to the original budget, prior period estimates, and changes in estimated costs subsequent to the balance sheet date. We compared the Company’s estimated costs to complete for certain open contracts to actual results of similar closed contracts. We compared the Company’s estimated costs to complete at contract inception to actual results of closed contracts to assess the Company’s ability to accurately estimate costs for over time contracts.

Evaluation of the Fair Value of Customer Relationship and Technology Intangible Assets Related to the Proseal Acquisition

As discussed in Note 2 to the consolidated financial statements, the Company makes certain assumptions and judgments in determining fair value measurements for business acquisitions. During the year ended December 31, 2019, the Company acquired Proseal UK Limited (Proseal) and accounted for the transaction as a business combination. The acquisition resulted in the recognition of $91.5 million in intangible assets other than goodwill, the majority of which pertains to customer relationships and technology.
We identified the evaluation of the fair value of customer relationship and technology intangible assets related to the Proseal acquisition as a critical audit matter. The evaluation of the fair value involved a high degree of subjective auditor judgment related to the use of specific valuation assumptions. In addition, minor changes in these assumptions could have a significant impact on the fair value of the intangible assets. The key assumptions used included the growth rates for future expected cash flows, discount rate, customer attrition rate, and royalty rate.
The primary procedures we performed to address this critical audit matter included the following. We tested certain controls over the Company’s process for determining the fair value of the intangible assets, including controls related to the selection of the key assumptions used. We evaluated the future expected cash flows by comparing the assumptions used to Proseal’s historical performance and to industry data. We evaluated the customer attrition rate assumption by assessing the underlying historical data from which it was derived. We also involved valuation professionals with specialized skills and knowledge who assisted in evaluating:

•	Certain growth rate assumptions for future expected cash flows used to value the customer relationship and technology intangible assets by comparing to peer companies’ or macro-economic trend data;

•
The discount rate assumption used to value the customer relationship and technology intangible assets by independently developing a range of rates using publicly available market interest rate data and comparing the independent ranges to the rate used by the Company;

•
The customer attrition rate assumption used to value the customer relationship intangible asset by deriving an independent computation of the assumption using Proseal’s historical data and evaluating the historical data’s application in the forecasted cash flows; and

•	The royalty rate assumption used to value the technology intangible asset by comparing to third party royalty rates.

/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Chicago, Illinois
March 2, 2020

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2019	2018	2017
Revenue:
Product revenue	$1,684.1	$1,659.7	$1,376.8
Service revenue	261.6	260.0	258.3
Total revenue	1,945.7	1,919.7	1,635.1
Operating expenses:
Cost of products	1,154.4	1,182.3	961.1
Cost of services	193.2	199.8	203.3
Selling, general and administrative expense	396.4	346.8	325.2
Restructuring expense	13.5	47.0	1.7
Operating income:	188.2	143.8	143.8
Pension expense (income), other than service cost	2.5	0.9	(2.0)
Interest expense, net	18.8	13.9	13.6
Income from continuing operations before income taxes	166.9	129.0	132.2
Income tax provision	37.6	24.6	50.1
Income from continuing operations	129.3	104.4	82.1
Loss from discontinued operations, net of income taxes	0.3	0.3	1.6
Net income	$129.0	$104.1	$80.5

Basic earnings per share:
Income from continuing operations	$4.05	$3.27	$2.61
Loss from discontinued operations	(0.01)	(0.01)	(0.05)
Net income	$4.04	$3.26	$2.56
Diluted earnings per share:
Income from continuing operations	$4.03	$3.24	$2.58
Loss from discontinued operations	(0.01)	(0.01)	(0.05)
Net income	$4.02	$3.23	$2.53
Dividends declared per share	$0.40	$0.40	$0.40
Weighted average shares outstanding:
Basic	31.9	31.9	31.4
Diluted	32.0	32.2	31.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2019	2018	2017
Net income	$129.0	$104.1	$80.5
Other comprehensive income, net of income taxes
Foreign currency translation adjustments	2.2	(20.3)	20.5
Pension and other post-retirement benefits adjustments	(6.6)	(4.4)	(5.2)
Derivatives designated as hedges	(1.9)	0.5	1.5
Other comprehensive (loss) income	(6.3)	(24.2)	16.8
Comprehensive income	$122.7	$79.9	$97.3
The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$39.5	$43.0
Trade receivables, net of allowances	288.9	253.4
Contract assets	74.4	70.3
Inventories	245.0	206.1
Other current assets	60.4	45.7
Total current assets	708.2	618.5
Property, plant and equipment, net of accumulated depreciation of $308.2 and $289.9, respectively	265.6	239.7
Goodwill	528.9	321.4
Intangible assets, net	325.9	213.9
Other assets	86.3	49.0
Total Assets	$1,914.9	$1,442.5

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt and current portion of long-term debt	$0.9	$0.5
Accounts payable, trade and other	198.6	191.2
Advance and progress payments	107.0	145.8
Accrued payroll	54.0	46.8
Other current liabilities	114.0	101.0
Total current liabilities	474.5	485.3
Long-term debt, less current portion	698.3	387.1
Accrued pension and other post-retirement benefits, less current portion	73.9	72.5
Other liabilities	98.7	40.7
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2019 or 2018	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2019: 31,741,607 issued, and 31,666,654 outstanding; 2018: 31,741,607 issued, and 31,522,377 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2019: 74,953; and 2018: 219,230 shares	(12.6)	(19.3)
Additional paid-in capital	241.8	245.9
Retained earnings	532.8	416.5
Accumulated other comprehensive loss	(192.8)	(186.5)
Total stockholders' equity	569.5	456.9
Total Liabilities and Stockholders' Equity	$1,914.9	$1,442.5

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$129.0	$104.1	$80.5
Loss from discontinued operations, net of taxes	0.3	0.3	1.6
Income from continuing operations	129.3	104.4	82.1
Adjustments to reconcile net income from continuing operations to cash provided by continuing operations activities:
Depreciation	31.7	31.8	29.7
Amortization	33.9	25.9	22.0
Stock-based compensation	9.4	9.7	9.0
Pension and other post-retirement benefits expense	4.5	2.8	(0.2)
Deferred income taxes	19.8	4.8	18.3
Other	11.0	(22.7)	(0.4)
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(18.8)	(7.2)	(35.8)
Inventories	(5.7)	(7.5)	(23.7)
Accounts payable, trade and other	(3.7)	35.8	8.5
Advance and progress payments	(48.7)	(0.4)	3.4
Accrued pension and other post-retirement benefits, net	(8.0)	(19.5)	(11.2)
Other assets and liabilities, net	(44.1)	(3.3)	4.6
Cash provided by continuing operating activities	110.6	154.6	106.3
Cash required by discontinued operating activities	(0.4)	(0.7)	(1.7)
Cash provided by operating activities	110.2	153.9	104.6
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(365.9)	(57.5)	(104.2)
Capital expenditures	(37.9)	(39.8)	(37.9)
Proceeds from disposal of assets	2.1	2.9	2.2
Cash required by investing activities	(401.7)	(94.4)	(139.9)
Cash Flows From Financing Activities:
Net proceeds (payments) in short-term debt	0.4	0.3	(1.0)
Proceeds from short-term foreign credit facilities	—	—	6.8
Payments of short-term foreign credit facilities	—	(2.9)	(8.4)
Payment in connection with modification of credit facilities	—	(468.6)	—
Net proceeds (payments) from domestic credit facilities	311.1	477.3	(111.8)
Repayment of long-term debt	—	—	(1.5)
Proceeds from stock issuance	—	—	184.1
Settlement of taxes withheld on equity compensation awards	(6.8)	(11.3)	(10.5)
Purchase of treasury stock	—	(20.0)	(5.0)
Dividends	(12.7)	(13.1)	(12.7)
Deferred acquisition payments	(4.5)	(10.0)	(5.3)
Cash (required) provided by financing activities	287.5	(48.3)	34.7
Effect of foreign exchange rate changes on cash and cash equivalents	0.5	(2.2)	1.4
(Decrease) increase in cash and cash equivalents	(3.5)	9.0	0.8
Cash and cash equivalents, beginning of period	43.0	34.0	33.2
Cash and cash equivalents, end of period	$39.5	$43.0	$34.0
Supplemental Cash Flow Information:
Interest paid	$21.9	$16.0	$13.1
Income taxes paid	29.2	19.8	24.0
Acquisition - deferred consideration (non-cash)	17.4	3.7	13.8

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Equity
December 31, 2016	$0.3	$(7.2)	$77.2	$266.6	$(157.0)	$179.9
Net income	—	—	—	80.5	—	80.5
Issuance of treasury stock	—	8.2	(8.2)	—	—	—
Issuance of common stock	—	—	184.1	—	—	184.1
Common stock cash dividends	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments	—	—	—	—	20.5	20.5
Derivatives designated as hedges, net of income taxes of $0.9	—	—	—	—	1.5	1.5
Pension and other post-retirement liability adjustments, net of income taxes	—	—	—	—	(5.3)	(5.3)
Stock-based compensation expense	—	—	9.0	—	—	9.0
Taxes withheld on issuance of stock-based awards	—	—	(10.5)	—	—	(10.5)
Share repurchases	—	(5.0)	—	—	—	(5.0)
Cumulative adjustment - Change in accounting policy ASU 2016-09	—	—	0.6	(0.6)	—	—
December 31, 2017	0.3	(4.0)	252.2	333.7	(140.3)	441.9
Net income	—	—	—	104.1	—	104.1
Issuance of treasury stock	—	4.7	(4.7)	—	—	—
Common stock cash dividends	—	—	—	(13.1)	—	(13.1)
Foreign currency translation adjustments	—	—	—	—	(20.3)	(20.3)
Derivatives designated as hedges, net of income taxes of $0.2	—	—	—	—	0.5	0.5
Pension and other post-retirement liability adjustments, net of income taxes	—	—	—	—	(4.4)	(4.4)
Stock-based compensation expense	—	—	9.7	—	—	9.7
Taxes withheld on issuance of stock-based awards	—	—	(11.3)	—	—	(11.3)
Share repurchases	—	(20.0)	—	—	—	(20.0)
Cumulative adjustment - Change in accounting policy ASU 2014-09	—	—	—	(30.2)	—	(30.2)
OCI tax reclassification	—	—	—	22.0	(22.0)	—
December 31, 2018	0.3	(19.3)	245.9	416.5	(186.5)	456.9
Net income	—	—	—	129.0	—	129.0
Issuance of treasury stock	—	6.7	(6.7)	—	—	—
Common stock cash dividends	—	—	—	(12.7)	—	(12.7)
Foreign currency translation adjustments, net of income taxes of ($1.3)	—	—	—	—	2.2	2.2
Derivatives designated as hedges, net of income taxes of ($0.6)	—	—	—	—	(1.9)	(1.9)
Pension and other post-retirement liability adjustments, net of income taxes of $2.0	—	—	—	—	(6.6)	(6.6)
Stock-based compensation expense	—	—	9.4	—	—	9.4
Taxes withheld on issuance of stock-based awards	—	—	(6.8)	—	—	(6.8)
December 31, 2019	$0.3	$(12.6)	$241.8	$532.8	$(192.8)	$569.5

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowance for doubtful accounts as of December 31, 2019 and 2018 are not material to the financial statements.

Inventories

Inventories are stated at the lower of cost or net realizable value, which includes an estimate for excess and obsolete inventories. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding costs to distribute. Cost is determined on the last-in, first-out (“LIFO”) basis for certain of our domestic inventories. We exclude certain inventories relating to over time contracts, which are stated at the actual production cost incurred to date, reduced by the portion of these costs identified with revenue recognized. The first-in, first-out (“FIFO”) method is used to determine the cost for all other inventories.

Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years; buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in other expense, net on the Consolidated Statements of Income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset. Leasehold improvements are recorded at cost and depreciated over the standard life of the type of asset or the remaining life of the lease, whichever is shorter.

Capitalized software costs

Other assets include the capitalized cost of internal use software, including internet web sites, and software sold as part of a product. The assets are stated at cost less accumulated amortization and were $13.9 million and $15.7 million at December 31, 2019 and 2018, respectively. These software costs include the amount paid for purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years. Capitalized software amortization expense was $3.8 million, $3.6 million, and $2.4 million for 2019, 2018 and 2017, respectively.

Goodwill

The Company tests goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of the Company's reporting units by first assessing qualitative factors to see if further testing of goodwill is required. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount based on the qualitative assessment, then a quantitative test is required. The Company may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, the Company determines the fair value of a reporting unit using the “income approach” valuation method. The Company uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate cost of capital rate. Judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others. If the estimated fair value of a reporting unit exceeds its carrying value, the Company considers that goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of impairment, and an impairment loss would be recorded. The Company calculates the impairment loss by comparing the fair value of the reporting unit less its carrying amount, including goodwill, and would be limited to the carrying value of the goodwill.

The Company completed its annual goodwill impairment test as of October 31, 2019 using a quantitative assessment approach. As a result of this assessment the Company noted that the fair value of each reporting unit exceeds its carrying value, and therefore it determined that none of its goodwill was impaired.

Acquired intangible assets

Intangible assets with finite useful lives are subject to amortization on a straight-line basis over the expected period of economic benefit, which range from less than 1 year to 21 years. The Company evaluates whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

The carrying values of intangible assets with indefinite lives are reviewed for recoverability on an annual basis, and whenever events occur or changes in circumstances indicate that impairment may have occurred. The facts and circumstances considered include an assessment of the recoverability of the cost of intangible assets from future cash flows to be derived from the use of the asset. It is not possible to predict the likelihood of any possible future impairments or, if such an impairment were to occur, the magnitude of any impairment. However, any potential impairment would be limited to the carrying value of the indefinite-lived intangible asset.

The annual evaluation for impairment of these indefinite-lived intangible assets performed as of October 31, 2019 did not result in any impairment.

Impairment of long-lived assets

Long-lived assets other than goodwill and acquired indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Revenue recognition

The following is the revenue recognition policy beginning January 1, 2018, upon adoption of ASC 606, Revenue from contracts with customers:

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

When a performance obligation is separately identifiable, as defined in ASC 606, the Company allocates a portion of the contract price to the obligation and recognizes it separately from the other performance obligations. Contract price allocation among multiple performance obligations is based on the relative standalone selling price of each distinct good or service in the contract. When not sold separately, an estimate of the standalone selling price is determined using expected cost plus a reasonable margin.

The timing of revenue recognition for each performance obligation is either over time as control transfers or at a point in time. The Company recognizes revenue over time for contracts that provide service over a period of time, for refurbishments of customer-owned equipment, and for highly customized equipment for which the Company has a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. Revenue generated from standard equipment, highly customized equipment contracts without an enforceable right to payment for performance completed to date, as well as aftermarket parts and services sales, are recognized at a point in time.

The Company utilizes the input method of “cost-to-cost” to recognize revenue over time. The Company measures progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expense. Material costs are considered incurred, and therefore included in the cost-to-cost measure of progress, when they are used in manufacturing and therefore customize the asset. Cost estimates are based on various assumptions to project the outcome of future events; including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors. During the year, we recognized $648 million in revenue for over time projects using the cost-to-cost method.

Revenue attributable to equipment which qualifies as point in time is recognized when customers take control of the asset. For equipment where installation is separately identifiable, the Company generally determines that control transfers when the customer has obtained legal title and the risks and rewards of ownership, which is dependent upon the shipping terms within the contract. For customized equipment where installation is not separately identifiable, but where the Company does not have an enforceable right to payment for performance completed to-date, it defines control transfer as the point in time in which it is able to objectively verify that the customer has the capability of full use of the asset as intended per the contract as this is when the risks and rewards of ownership transfer to the customer. Service revenue is recognized over time either proportionately over the period of the underlying contract or when services are complete, depending on the terms of the arrangement.

Any expected losses for a contract are charged to earnings, in total, in the period such losses are identified.

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

Research and development

The objectives of the research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products. Research and development costs are expensed as incurred. Research and development expense of $28.5 million, $26.9 million, and $28.7 million for 2019, 2018 and 2017, respectively, is recorded in selling, general and administrative expense.

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

Stock-based employee compensation

The Company measures compensation cost on restricted stock awards based on the market price of common stock at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the lesser of the stated vesting period or the period until the employee becomes retirement eligible, after taking into account forfeitures.

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

Derivative financial instruments

Derivatives are recognized in the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. The Company does not offset fair value amounts for derivative instruments held with the same counterparty. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive loss, depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

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

When hedge accounting is applied, the Company ensures that the derivative is highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, related deferred hedging gains or losses are also recorded in earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge. The Company documents risk management strategy and method for assessing hedge effectiveness at the inception of and throughout the term of each hedge.

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

The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that the Company pays for repairs, property taxes and insurance. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities in the consolidated Balance Sheet, which are reported within other assets, other current liabilities and other liabilities, respectively. Lease liabilities are classified between current and long-term liabilities based on their payment terms. The ROU asset balance for finance leases is included in property, plant, and equipment, net in the Balance Sheet. In accordance with the standard, the Company has elected not to recognize leases with terms of less than one year on the Balance Sheet.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most of its leases, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. We determined the incremental borrowing rate for all leases, based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company used an unsecured borrowing rate and risk-adjusted that rate to approximate a collateralized rate. The operating lease ROU asset also includes prepaid rent and reflects the unamortized balance of lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company elected the practical expedient to not separate lease and non-lease components for leases other than leases of vehicles and communication equipment. For the asset categories of real estate, manufacturing, office and IT equipment, the Company accounts for the lease and non-lease components as a single lease component.

The Company's leases may include renewal and termination options, which are included in the lease term if the Company concludes that it is reasonably certain that it will exercise the option. Some leases give the option to renew, with renewal terms that may extend the lease term. The exercise of lease renewal options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of the ROU assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the Consolidated Statements of Income.

The Company's lease agreements do not contain any material residual value guarantees.

Lessor accounting

The Company primarily leases certain JBT FoodTech equipment, such as high capacity industrial extractors, to customers.

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

The Company monitors the risk associated with residual value of its leased assets. It reviews on an annual basis or more often as deemed necessary, and adjusted residual values and useful lives of equipment leased to outside parties, as appropriate. Adjustments to residual values result in an adjustment to depreciation expense. The Company's annual review is based on a long-term view considering historical market price changes, market price trends, and expected life of the equipment.

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

Reclassifications

Within the our Consolidated Statements of Income, the Company has condensed research and development expense and other operating expense, net with selling, general and administrative expense for the prior years to conform to current year presentation. In addition, the Company has reclassified pension expense other than service cost for prior years to conform to current year presentation.

Within the Consolidated Statements of Changes in Stockholders' Equity, the Company has condensed dividends on stock-based payment arrangements into common stock cash dividends for the prior years to conform to the current year presentation.

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

•
The short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities for existing short-term leases of assets.

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

Beginning in 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), plus a number of related ASU’s designed to clarify and interpret ASC 606. The new standard replaced most existing revenue recognition guidance in U.S. GAAP. The core principle of the ASU requires revenue recognition based upon newly defined criteria, either at a point in time or over time as control of goods or services is transferred. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and estimates, and changes in those estimates. The new standard became effective as of January 1, 2018 and was adopted on a modified-retrospective basis.

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance that will be adopted on a prospective basis.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 modifies disclosure requirements for defined benefit plans by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-14 will need to be applied on a retrospective basis. The ASU is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2018-14 on its disclosures.

NOTE 2. ACQUISITIONS

During 2019 and 2018, the Company acquired 100% voting equity of five businesses for an aggregate consideration of $440.4 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location	Segment

May 31, 2019	Stock	Proseal UK Limited	Adlington, UK	JBT FoodTech

A leading provider of tray sealing technology for the fresh produce, ready meals, proteins, sandwiches, and snack industries.

May 31, 2019	Stock	Prime Equipment Group, LLC	Columbus, Ohio	JBT FoodTech

A manufacturer of turnkey primary and water re–use solutions to the poultry industry.

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

A manufacturer of engineered processing solutions to the food industry.

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

Purchase price allocation for 2019 acquisitions

The following tables present the purchase price allocation of the assets acquired and the liabilities assumed based on their estimated values for acquisitions that are considered provisional as of December 31, 2019:

Proseal	Opening balance sheet		Opening balance sheet
	initially reported as of	Measurement period	as of
	June 30, 2019	adjustments	December 31, 2019
(In millions)
Financial assets	$57.3	$(10.9)	$46.4
Inventories	26.9	(2.1)	24.8
Property, plant and equipment	22.7	(0.5)	22.2
Other intangible assets	93.3	(1.8)	91.5
Deferred taxes	(15.7)	(3.5)	(19.2)
Financial liabilities	(45.7)	10.4	(35.3)
Total identifiable net assets	138.8	(8.4)	130.4

Cash consideration paid	264.9	(0.4)	264.5
Contingent consideration	14.7	—	14.7
Total consideration	279.6	(0.4)	279.2
Cash acquired	4.3	—	4.3
Net consideration	275.3	(0.4)	274.9

Goodwill	$140.8	$8.0	$148.8

During the quarter ended December 31, 2019, the Company refined estimates for deferred taxes by $(3.6) million, property, plant, and equipment by $(2.5) million, inventory by $(1.4) million, other intangibles by $1.0 million and other working capital balances by immaterial amounts. The impact of all adjustments in the quarter was reflected as a net increase in goodwill of $5.8 million. These adjustments resulted in an immaterial impact to the consolidated statement of income. As of December 31, 2019, the valuation of inventory, customer contract related accruals, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
The Proseal purchase agreement includes a contingent payment due to the sellers to the extent Proseal achieves certain earnings targets. Proseal earnings performance for the period from January 1, 2020 through December 31, 2020 would result in a payment of $17.7 million in the event earnout targets are met, and no payment if not met. Acquisition date fair value of these contingent payments was determined to be $14.7 million for Proseal. Refer to Note 15. Fair Value Of Financial Instruments for a description of how these values for contingent consideration obligations were determined.

Prime	Opening balance sheet		Opening balance sheet
	initially reported as of	Measurement period	as of
	June 30, 2019	adjustments	December 31, 2019
(In millions)
Financial assets	$14.5	$(1.6)	$12.9
Inventories	6.9	5.0	11.9
Property, plant and equipment	2.7	(1.2)	1.5
Other intangible assets	26.5	1.9	28.4
Financial liabilities	(13.0)	(8.0)	(21.0)
Total identifiable net assets	37.6	(3.9)	33.7

Cash consideration paid	62.6	(2.0)	60.6
Contingent consideration	1.3	—	1.3
Holdback payment due to seller	0.9	—	0.9
Total purchase price	64.8	(2.0)	62.8
Cash acquired	2.0	(0.6)	1.4
Net consideration	62.8	(1.4)	61.4

Goodwill	$27.2	$1.9	$29.1

During the quarter ended December 31, 2019, the Company refined estimates for working capital balances by $1.1 million. In addition we decreased the cash consideration paid by $(2.0) million during the quarter ended December 31, 2019, reflecting a working capital adjustment required by the purchase agreement. The impact of these adjustments was reflected as a net increase in goodwill of $3.1 million, and they resulted in an immaterial impact to the consolidated statement of income. As of December 31, 2019, the valuation of inventory, customer contract related accruals, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
The Prime purchase agreement include contingent payments due to the sellers to the extent the Prime results exceed certain earnings targets. These payments are based on the achievement of earnings target ranges for the respective year, and would result in a payment ranging from $0 million to $1 million for the earnout period of calendar year 2019, and an additional payment of $0 million to $0.5 million for the earnout period of calendar year 2020. Acquisition date fair value of these contingent payments was determined at $1.3 million for Prime. Refer to Note 15. Fair Value Of Financial Instruments for a description of how these values for contingent consideration obligations were determined.
The following table presents the purchase price allocation of the assets acquired and the liabilities assumed based on their estimated values for acquisitions that are considered final as of December 31, 2019:

LEKTRO	Opening balance sheet		Opening balance sheet
	initially reported as of	Measurement period	as of
	March 31, 2019	adjustments	December 31, 2019
(In millions)
Financial assets	$4.2	$—	$4.2
Inventories	7.2	(0.2)	7.0
Property, plant and equipment	0.3	—	0.3
Other intangible assets	26.7	(7.3)	19.4
Deferred taxes	(6.9)	2.0	(4.9)
Financial liabilities	(4.4)	(0.2)	(4.6)
Total identifiable net assets	27.1	(5.7)	21.4

Cash consideration paid	49.0	(0.7)	48.3
Cash acquired	1.7	—	1.7
Net consideration	47.3	(0.7)	46.6

Goodwill	$21.9	$5.0	$26.9

Measurement period adjustments during the quarter ended December 31, 2019 were not material and resulted in an immaterial impact to the consolidated statement of income.
Purchase price allocation for 2018 acquisitions

The following table presents the purchase price allocation of the assets acquired and the liabilities assumed based on their estimated values for acquisitions that are considered final. The purchase accounting for FTNON and Schröder was final as of June 30, 2019 and December 31, 2018, respectively.

	FTNON	Schröder	Total
(In millions)
Financial assets	$17.2	$4.3	$21.5
Inventories	4.5	6.6	11.1
Property, plant and equipment	3.9	7.4	11.3
Other intangible assets	19.0	4.2	23.2
Deferred taxes	(3.4)	0.4	(3.0)
Financial liabilities	(20.6)	(4.5)	(25.1)
Total identifiable net assets	20.6	18.4	39.0

Cash consideration paid	43.6	20.3	63.9
Cash acquired	4.9	1.5	6.4
Net consideration	38.7	18.8	57.5

Goodwill	$23.0	1.9	$24.9

Additional disclosures regarding 2019 and 2018 acquisitions

The acquired intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives, which range from seven to twenty-one years. The intangible assets acquired in 2019 include customer relationships totaling $87.0 million (14 - year weighted average useful life), technology totaling $37.6 million (9 - year weighted average useful life), and tradenames totaling $14.7 million (20 - year weighted average useful life).

The Company expects goodwill of $61.4 million from these acquisitions to be deductible for income tax purposes.

During the year ended December 31, 2019, Proseal generated revenue of $60.8 million and net income of $4.3 million and remaining acquisitions in 2019 generated aggregate revenues of $58.5 million and aggregate net income of $3.6 million.

Pro forma financial information (unaudited)

In 2019, the Company's acquisition of Proseal was material to its overall results and as such pro forma information is required under ASC Topic 805, Business Combinations. The following information reflects the results of the Company’s consolidated operations for the years ended December 31, 2019 and 2018 on a pro forma basis as if the acquisition of Proseal had been completed on January 1, 2018 instead of May 31, 2019. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquired intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets, amortization of inventory step-up and the related tax impact associated with the incremental interest costs and amortization and depreciation expense. The following unaudited pro forma information includes $5.8 million of additional expense related to the fair value adjustment of inventories.

	Year ended
	December 31,
(In millions, except per share data)	2019	2018
Revenue
Pro forma	$1,984.1	2,014.2
As reported	1,945.7	1,919.7
Income from continuing operations
Pro forma	$135.1	107.0
As reported	129.3	104.4
Income from continuing operations per share
Pro forma
Basic	$4.24	$3.35
Fully diluted	4.20	3.32
As reported
Basic	$4.05	$3.27
Fully diluted	4.03	3.24

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2018, and does not purport to project actual consolidated results of operations.

NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2019	2018
Raw materials	$100.8	$82.1
Work in process	65.8	70.6
Finished goods	149.5	118.8
Gross inventories before LIFO reserves and valuation adjustments	316.1	271.5
LIFO reserves	(49.5)	(48.2)
Valuation adjustments	(21.6)	(17.2)
Net inventories	$245.0	$206.1

Inventories accounted for under the LIFO method totaled $151.7 million and $126.6 million at December 31, 2019 and 2018, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2019	2018
Land and land improvements	$21.1	$19.6
Buildings	125.1	110.8
Machinery and equipment	400.7	377.0
Construction in process	26.9	22.2
	573.8	529.6
Accumulated depreciation	(308.2)	(289.9)
Property, plant and equipment, net	$265.6	$239.7

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2018	$290.8	$11.0	$301.8
Acquisitions	24.7	0.3	25.0
Currency translation	(5.2)	(0.2)	(5.4)
Balance as of December 31, 2018	310.3	11.1	321.4
Acquisitions	177.9	26.9	204.8
Currency translation	2.7	—	2.7
Balance as of December 31, 2019	$490.9	$38.0	$528.9

Intangible assets consisted of the following:

	2019		2018
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$251.3	$61.9	$165.5	$45.2
Patents and acquired technology	138.7	48.5	99.8	38.2
Trademarks	38.0	11.6	23.1	10.3
Indefinite lived intangibles assets	15.6	—	15.6	—
Other	16.7	12.4	14.4	10.8
Total intangible assets	$460.3	$134.4	$318.4	$104.5

Intangible asset amortization expense was $30.1 million, $22.3 million, and $19.6 million for 2019, 2018 and 2017, respectively. Annual amortization expense for intangible assets is estimated to be $34.8 million in 2020, $34.5 million in 2021, $33.6 million in 2022, $32.6 million in 2023 and $31.7 million in 2024.

NOTE 6. DEBT

Five-year Revolving Credit Facility

On June 19, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion revolving credit facility that matures in June 2023. The borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness under the previous credit agreement. Revolving loans under the credit facility bear interest, at the Company's option, at LIBOR (subject to a floor rate of zero) or an alternative base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 1%) plus, in each case, a margin dependent on the leverage ratio.

The Company is required to make periodic interest payments on borrowed amounts and to pay an annual commitment fee of 15.0 to 35.0 basis points, depending on its leverage ratio. As of December 31, 2019 the Company had $700.9 million drawn on and $288.9 million of availability under the revolving credit facility. The ability to use this availability is limited by the leverage ratio covenant described below.

The obligations under the Credit Agreement are guaranteed by the Company’s domestic and certain foreign subsidiaries and subsequently formed or acquired subsidiaries (the “Guarantors”). The obligations under the Credit Agreement are secured by a first-priority security interest in substantially all of the Guarantor’s tangible and intangible personal property and a pledge of the capital stock of permitted borrowers and certain Guarantors.
The Company's credit facility includes restrictive covenants that, if not met, could lead to renegotiation of its credit facility, a requirement to repay its borrowings, and/or a significant increase in its cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default.

Long term debt as of December 31, consisted of the following:

(In millions)	Weighted-Average Interest Rate at December 31, 2019	Maturity Date	2019	2018
Revolving credit facility	2.9%	June 19, 2023	$700.9	$390.5
Less: unamortized debt issuance costs			$(2.6)	$(3.4)
Long-term debt, net			$698.3	$387.1

NOTE 7. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes for the years ended on December 31, are shown below:

(In millions)	2019	2018	2017
Domestic	$85.2	$55.2	$72.8
Foreign	81.7	73.8	59.4
Income before income taxes	$166.9	$129.0	$132.2

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2019	2018	2017
Current:
Federal	$(8.1)	$(1.3)	$13.2
State	4.1	0.9	1.0
Foreign	21.8	20.2	17.6
Total current	17.8	19.8	31.8
Deferred:
Federal	18.2	3.8	16.6
State	1.0	1.8	1.6
Foreign	0.3	(4.3)	(1.0)
Change in the valuation allowance for deferred tax assets	—	1.2	0.4
Change in deferred tax liabilities due to foreign tax rate change	(0.1)	—	0.3
Benefits of operating loss carryforward	0.4	2.3	0.4
Total deferred	19.8	4.8	18.3
Provision for income taxes	$37.6	$24.6	$50.1

Significant components of deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2019	2018
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$20.5	$18.4
Accrued expenses and accounts receivable allowances	10.6	14.6
Net operating loss carryforwards	6.3	6.9
Inventories	9.4	8.3
Stock-based compensation	4.1	4.8
ASC 842 - Leases DTA	7.1	—
Research and development credit carryforwards	7.5	11.0
Foreign tax credit carryforward	0.8	—
Total deferred tax assets	66.3	64.0
Valuation allowance	(3.9)	(3.9)
Deferred tax assets, net of valuation allowance	62.4	60.1
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment	19.3	15.3
Goodwill and amortization	47.1	27.4
ASC 842 - Leases DTL	7.9	—
Other	1.8	1.1
Total deferred tax liabilities	89.4	57.1
Net deferred tax assets	$(27.0)	$3.0

Included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign and domestic operations. At December 31, 2019, the Company had $7.5 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $24.1 million of net operating losses that are available to offset future taxable income through 2026. Of the $24.1 million approximately $21.7 million of net operating losses in Switzerland are subject to a full valuation allowance. During 2019, the Company utilized $4.3 million of net operating losses relating to prior years in the filing of the Company's 2018 corporate income tax returns.

Also included in deferred tax assets at December 31, 2019 are $2.7 million of U.S. state research and development credit carryforwards, which will expire beginning in 2023, if unused.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2019	2018	2017
Statutory U.S. federal tax rate	21%	21%	35%
Net difference resulting from:
Research and development tax credit	(4)	(5)	(4)
Foreign earnings subject to different tax rates	3	3	(2)
Nondeductible expenses	—	1	1
State income taxes	3	2	2
Foreign tax credits	(4)	(4)	(1)
Foreign withholding taxes	1	1	1
Effect of US Law Change	—	(1)	12
Global Intangible Low-Taxed Income (GILTI)	4	5	—
Stock Based Compensation - Excess Tax Benefit	(1)	(4)	(5)
Other	—	—	(1)
Total difference	2%	(2)%	3%
Effective income tax rate	23%	19%	38%

The Company does not provide for deferred taxes and foreign withholding taxes on the unremitted previously taxed earnings of approximately $233.5 million as of December 31, 2018, unremitted pre-1987 earnings of approximately $23.3 million or unremitted current year earnings of approximately $30.2 million of certain international subsidiaries as of December 31, 2019 as these earnings are considered permanently reinvested under ASC 740-30-25-17. In accordance with ASC 740-30-25-17, management has determined that certain foreign subsidiaries may make distributions out of current-year GAAP earnings of $22.1 million A distribution from current-year GAAP earnings does not invalidate the indefinite reinvestment assertion of undistributed earnings existing as of the end of its prior fiscal year. The Company has determined that certain foreign subsidiaries may declare and make a distribution out of previously taxed earnings.  The Company has provided the associated material tax impact in connection with such repatriations.  Undistributed earnings from these foreign subsidiaries are deemed permanently reinvested on a prospective basis to maintain foreign business operations and for working capital needs, capital expenditures, and business acquisitions that arise in these foreign jurisdictions.

While the Company's earnings are deemed permanently reinvested, in the event that additional foreign funds are needed in the U.S., the Company has the ability to repatriate additional funds out of previously taxed earnings. The repatriation could result in an adjustment to the tax liability for foreign withholding taxes, foreign or U.S. state income taxes, and the impact of foreign currency movements. As such, it is not practicable to calculate the unrecognized deferred tax liability on undistributed foreign earnings.

The following tax years remain subject to examination in the following significant jurisdictions:

Belgium	2015-2019
Brazil	2015-2019
Italy	2015-2019
Netherlands	2015-2019
Sweden	2015-2019
United Kingdom	2019
United States	2017-2019

NOTE 8. PENSION AND POST-RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors qualified and nonqualified defined benefit pension plans that together cover many of its U.S. employees. The plans provide defined benefits based on years of service and final average salary. The Company also sponsors a noncontributory plan that provides post-retirement life insurance benefits ("OPEB") to some of its U.S. employees. Non-U.S. based employees are eligible to participate in either Company-sponsored or government-sponsored benefit plans to which the Company contributes. The Company also sponsors separate defined contribution plans that cover substantially all of its U.S. employees and some non-U.S. employees.

The funded status of is pension plans, together with the associated balances recognized in its consolidated financial statements as of December 31, 2019 and 2018, were as follows:

(In millions)	2019	2018
Projected benefit obligation at January 1	$314.1	$344.9
Service cost	2.1	1.9
Interest cost	11.5	10.7
Actuarial (gain) loss	45.8	(23.1)
Plan participants' contributions	0.2	0.2
Benefits paid	(16.0)	(17.4)
Currency translation adjustments	(1.4)	(3.1)
Projected benefit obligation at December 31	$356.3	$314.1
Fair value of plan assets at January 1	$243.4	$261.5
Company contributions	7.8	19.2
Actual return on plan assets	46.2	(19.5)
Plan participants' contributions	0.2	0.2
Benefits paid	(16.0)	(17.4)
Currency translation adjustments	(0.3)	(0.6)
Fair value of plan assets at December 31	$281.3	$243.4
Funded status of the plans (liability) at December 31	$(75.0)	$(70.7)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(3.7)	(1.4)
Accrued pension and other post-retirement benefits, less current portion	(71.3)	(69.3)
Net amount recognized	$(75.0)	$(70.7)

The liability associated with the OPEB plan included in the consolidated financial statements was $(2.8) million and $(3.2) million as of December 31, 2019 and 2018, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31, 2019 and 2018 were $196.4 million and $187.8 million, respectively for pensions and $(0.2) million and $0.1 million for the OPEB plan, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $347.2 million and $305.5 million at December 31, 2019 and 2018, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31, 2019.

Pension costs (income) for the years ended December 31, were as follows:

(In millions)	2019	2018	2017
Service cost	$2.1	$1.9	$1.7
Interest cost	11.5	10.7	10.7
Expected return on plan assets	(15.2)	(16.9)	(17.1)
Amortization of net actuarial loss	6.0	6.3	4.3
Settlement loss recognized	—	0.7	—
Total (income) costs	$4.4	$2.7	$(0.4)

OPEB plan costs (income) were not material for the years ended December 31, 2019, 2018, and 2017.

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2019 for the OPEB plan were $(0.4) million and for the pension plans were as follows:

(In millions)	Pensions
Actuarial (gain) loss	$14.8
Amortization of net actuarial loss	(6.0)
Net loss recognized in other comprehensive income	$8.8
Total recognized in net periodic benefit cost and other comprehensive income	$13.2

The Company uses a corridor approach to recognize actuarial gains and losses that result from changes in actuarial assumptions. The corridor approach defers all actuarial gains and losses resulting from changes in assumptions in other accumulated other comprehensive income (loss), such as those related to changes in the discount rate and differences between actual and expected returns on plan assets. These unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the higher of the market-related value of the assets or the projected benefit obligation for each respective plan. The amortization is on a straight-line basis over the life expectancy of the plan’s participants for the frozen plans and the expected remaining service periods for the other plans. The Company expects to amortize $8.0 million of net actuarial loss from accumulated other comprehensive income (loss) into net periodic benefit cost in 2020.

Beginning in 2010, the U.S. defined benefit plans were frozen to new entrants and future benefit accruals for non-union participants were discontinued.

The following weighted-average assumptions were used to determine the benefit obligations for the pension plans:

	2019	2018	2017
Discount rate	2.98%	4.05%	3.48%
Rate of compensation increase	3.09%	3.07%	3.10%

The following weighted-average assumptions were used to determine net periodic benefit cost for the pension plans:

	2019	2018	2017
Discount rate	4.06%	3.47%	3.98%
Rate of compensation increase	3.09%	3.07%	3.10%
Expected rate of return on plan assets	5.63%	6.33%	6.58%

The estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, asset allocation, current market conditions and long-term growth expectations.

Plan assets
The Company's pension investment strategy balances the requirements to generate returns using higher-returning assets, such as equity securities, with the need to control risk in the pension plan with less volatile assets, such as fixed-income securities. Risks include, among others, the likelihood of the pension plans being underfunded, thereby increasing their dependence on Company contributions. The assets are managed by professional investment firms and performance is evaluated against specific benchmarks.

Target asset allocations and actual allocations as of December 31, 2019 and 2018 were as follows:

	Target	2019	2018
Equity	10% - 40%	33%	53%
Fixed income	40% - 70%	57%	29%
Real estate and other	0% - 15%	8%	17%
Cash	0% - 10%	2%	1%
		100%	100%

Actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2019				As of December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4.7	$4.7	$—	$—	$3.8	$3.8	$—	$—
Equity securities:
Large cap(1)	34.8	—	34.8	—	50.9	—	50.9	—
Small cap(2)	36.1	36.1	—	—	42.9	42.9	—	—
International(3)	22.4	22.4	—	—	34.0	34.0	—	—
Fixed income securities:
Government securities(4)	9.7	—	9.7	—	8.9	—	8.9	—
Corporate bonds(5)	152.3	139.4	12.9	—	60.5	48.5	12.0	—
Real estate and other investments(6)	21.3	—	21.3	—	42.3	16.9	25.4	—
Total assets at fair value	$281.3	$202.6	$78.7	$—	$243.3	$146.1	$97.2	$—

(1)	Includes funds that invest primarily in large cap equity securities.

(2)	Includes small cap equity securities and funds that invest primarily in small cap equity securities.

(3)	Includes funds that invest primarily in international equity securities.

(4)	Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.

(5)	Includes funds that invest in investment grade bonds, high yield bonds and mortgage-backed fixed income securities.

(6)	Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by the Company's foreign pension plans.

The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on valuations made using inputs that are either directly or indirectly observable as of the reporting date. Such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. The Company is able to sell any of its investment funds with notice of no more than 30 days. For more information on the fair value hierarchy, see Note 15. Fair Value of Financial Instruments.

Contributions
The Company expects to contribute $12.5 million to its pension and other post-retirement benefit plans in 2020. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from various pension benefit plans through 2028. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions
2020	$16.6
2021	18.8
2022	17.6
2023	17.9
2024	19.7
2024-2028	99.7

Savings Plans
U.S. and some international employees participate in defined contribution savings plans that the Company sponsors. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $12.9 million, $13.2 million, and $13.5 million in 2019, 2018 and 2017, respectively.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2019 and 2018 by component are shown in the following table:

	Pension and Other Post-retirement Benefits(1)	Derivatives Designated as Hedges(1)	Foreign Currency Translation(1)	Total(1)
(In millions)
Balance as of January 1, 2018	$(113.9)	$1.4	$(27.8)	$(140.3)
Other comprehensive income (loss) before reclassification	(8.9)	0.7	(19.3)	(27.5)
Amounts reclassified from accumulated other comprehensive income	4.5	(0.2)	(1.0)	3.3
Other comprehensive income (loss) tax reclassification	(22.1)	0.1	—	(22.0)
Balance as of December 31, 2018	(140.4)	2.0	(48.1)	(186.5)
Other comprehensive income (loss) before reclassification	(10.8)	(0.7)	4.3	(7.2)
Amounts reclassified from accumulated other comprehensive income	4.2	(1.2)	(2.1)	0.9
Balance as of December 31, 2019	$(147.0)	$0.1	$(45.9)	$(192.8)

(1)    All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2019 were $6.0 million of charges to pension expense (income), other than service cost, net of $1.8 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2019 were $1.6 million of benefit in interest expense, net of $0.4 million in provision for income taxes. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2019 were $2.9 million of benefit in interest expense, net of $0.8 million in provision for income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2018 were $6.2 million of charges to pension expense (income), other than service cost, net of $1.7 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2018 were $0.3 million of benefit in interest expense, net of $0.1 million in provision for income taxes. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2018 were $1.3 million of benefit in interest expense, net of $0.3 million in provision for income taxes.

During the quarter ended December 31, 2018, a reclassification of $22 million was made from AOCI into retained earnings in order to reflect the adjustment of deferred taxes due to the Tax Cuts and Jobs Act enacted in December 2017 in accordance with ASU 2018-02.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2019	2018	2017
Stock-based compensation expense	$9.4	$9.7	$9.0
Tax benefit recorded in consolidated statements of income	$4.6	$7.3	$9.9

As of December 31, 2019, there was $12.4 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.9 years.

Incentive Compensation Plan
The Company sponsors a stock-based compensation plan (the “Incentive Compensation Plan”) that provides certain incentives and awards to its officers, employees, directors and consultants. The Incentive Compensation Plan allows the Compensation Committee (the “Committee”) of the Board of Directors to make various types of awards to eligible individuals. Awards that may be issued include common stock, stock options, stock appreciation rights, restricted stock and stock units.

Restricted stock unit awards specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock units generally vest after 3 years of service, but may also vest upon a change of control as defined in the Incentive Compensation Plan. The 2017 Incentive Compensation Plan was approved by stockholders in May 2017. The 2017 Incentive Compensation Plan replaced the prior incentive compensation plan (the “2008 Incentive Compensation Plan”), which remains in existence solely for the purpose of governing the terms of awards that had been granted under the 2008 Incentive Compensation Plan prior to May 2017. The aggregate number of shares of common stock that are authorized for issuance under the 2017 Incentive Compensation Plan is (i) 1,000,000 shares, plus (ii) the number of shares of common stock that remained available for issuance under the 2008 Incentive Compensation Plan on the effective date of the 2017 Incentive Compensation Plan, plus (iii) the number of shares of common stock that were subject to outstanding awards under the 2008 Incentive Compensation Plan on the effective date of the 2017 Incentive Compensation Plan that are canceled, forfeited, returned or withheld without the issuance of shares thereunder.

Impact of Retirement on Outstanding Awards
In the event of a named executive officer’s retirement from the Company upon or after attaining age 62 and a specified number of years of service, any nonvested awards remain outstanding after retirement and vest on the originally scheduled vesting date. This permits flexibility in retirement planning, permits the Company to provide an incentive for the vesting period and does not penalize employees who receive awards as incentive compensation when they retire. In 2016, the Committee approved a variation to these terms, permitting the Committee to selectively grant awards that will permit nonvested equity awards outstanding after retirement to vest on their originally scheduled vesting date following a retirement upon or after attaining the age of 62 and 5 years of service. This variation was approved to allow the Company the option to offer long term equity incentive compensation as a means of attracting and retaining personnel hired near their retirement or to incentivize existing employees who are nearing retirement, but who have not been with the Company for a full ten year period.

Restricted Stock Units
A summary of the nonvested restricted stock units as of December 31, 2019 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2018	627,904	$51.30
Granted	131,991	$91.92
Vested	(214,911)	$46.68
Forfeited	(21,221)	$101.23
Nonvested at December 31, 2019	523,763	$61.46

The Company grants time-based and performance-based restricted stock units that typically vest after three years, but can vary based on the discretion of the Committee. The fair value of these awards is determined using the market value of common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee meets the retirement eligible age and service requirements under the plan.

For performance-based restricted stock units awards made in 2019, 2018, and 2017; the number of shares to be issued is dependent upon performance over the three year period ending December 31st of the respective term, with respect to cumulative diluted earnings per share from continuing operations and average operating return on invested capital (ROIC). ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2019, 2018, and 2017, and the forecasted amounts over the remainder of the performance period, the Company expects to issue a total of 69,708, 40,411, and 43,320 shares at the vesting dates in April 2022, April 2021 and April 2020, respectively. Compensation cost has been measured in 2019 based on these expectations.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2019	2018	2017
Weighted-average grant-date fair value of restricted stock units granted	$91.92	$117.11	$88.02
Fair value of restricted stock vested (in millions)	$20.7	$29.9	$25.8

NOTE 11. STOCKHOLDERS’ EQUITY

The following is a summary of capital stock activity (in shares) for the year ended December 31, 2019:

	Common stock outstanding	Common stock held in treasury
December 31, 2018	31,522,377	219,230
Stock awards issued	144,277	(144,277)
December 31, 2019	31,666,654	74,953

On August 10, 2018, the Board authorized new share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021, which replaced the prior share repurchase program. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan. In 2019, there were no share repurchases under this program.

On December 2, 2015, the Board authorized a share repurchase program for up to $30 million of common stock beginning January 1, 2016 and continuing through December 31, 2018. Shares could be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are used for future awards under the Incentive Compensation Plan. The Company repurchased $20.0 million of common stock in 2018 and $5.0 million of common stock in 2017 under this plan, which has now terminated.

NOTE 12. REVENUE RECOGNITION

Refer to Note 1 for details of the revenue recognition accounting policy.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	December 31,
	2019		2018
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$586.6	$200.2	$518.1	$186.8
Non-recurring (1)	742.8	415.7	843.3	371.3
Total	1,329.4	615.9	1,361.4	558.1

Geographical Region (2)
North America	703.3	500.7	699.7	438.5
Europe, Middle East and Africa	376.7	81.6	394.2	84.2
Asia Pacific	171.0	27.3	196.4	27.6
Latin America	78.4	6.3	71.1	7.8
Total	1,329.4	615.9	1,361.4	558.1

Timing of Recognition (3)
Point in Time	618.1	370.1	739.7	352.7
Over Time	711.3	245.8	621.7	205.4
Total	1,329.4	615.9	1,361.4	558.1

(1)	Aftermarket parts and services and revenue from leasing contracts are considered recurring revenue. Non-recurring revenue includes new equipment and installation.

(2)	Geographical region represents the region in which the end customer resides.

(3)
These amounts include the transition impacts from the adoption of ASC 606 that were recognized throughout 2018. The majority of the impact was driven by "previously recognized" amounts where installation was completed in 2018 and revenue on the full contract was recognized, however the same contract was previously recognized under legacy GAAP upon shipment in 2017.

Transaction price allocated to the remaining performance obligations

The majority of the Company's contracts are completed within twelve months. For performance obligations that extend beyond one year, the Company had $205.7 million of remaining performance obligations as of December 31, 2019. The Company expects to complete these obligations and recognize 82% of the remaining performance obligations in 2020, and the remainder in 2021. The Company has elected the following optional exemptions from the remaining performance obligation disclosures:

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

Contract asset and liability balances for the period were as follows:

	Balances as of
In millions	December 31, 2019	December 31, 2018
Contract Assets	$74.4	$70.3
Contract Liabilities	92.5	124.5

In the year ended December 31, 2019, the Company recognized $112.5 million of the amount included in contract liabilities at December 31, 2018 into revenue. Additionally, the Company assumed contract liabilities of $10.1 million from acquisitions in the year 2019. The remainder of the change from December 31, 2018 is driven by the timing of advanced and milestone payments received from customers. There were no significant changes in the contract balances other than those described above.

Impacts on 2018 financial statements from change in revenue recognition rules

The following table summarizes the impacts of change in revenue recognition rules by adopting ASC 606 on the Company's Consolidated Statements of Income for the year ended December 31, 2018. This table provides visibility into our financial statement presentation for the year ended December 31, 2018 had we not adopted ASC 606. It does not necessarily reflect values of future earnings or expected balances. The impact of adopting ASC 606 on our balance sheet as of December 31, 2018 was immaterial.

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

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from continuing operations for the respective periods and basic and diluted shares outstanding:

(In millions, except per share data)	2019	2018	2017
Basic earnings per share:
Income from continuing operations	$129.3	$104.4	$82.1
Weighted average number of shares outstanding	31.9	31.9	31.4
Basic earnings per share from continuing operations	$4.05	$3.27	$2.61
Diluted earnings per share:
Income from continuing operations	$129.3	$104.4	$82.1
Weighted average number of shares outstanding	31.9	31.9	31.4
Effect of dilutive securities:
Restricted stock units	0.1	0.3	0.5
Total shares and dilutive securities	32.0	32.2	31.9
Diluted earnings per share from continuing operations	$4.03	$3.24	$2.58

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

Derivative financial instruments
All derivatives are recorded as other assets or liabilities in the Balance Sheets at their respective fair values. For derivatives designated as cash flow hedges, the effective portion of the unrealized gain or loss related to the derivatives are recorded in Other comprehensive income (loss) until the transaction affects earnings. The Company assesses both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been, and will continue to be, highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at December 31, 2019 of $525.4 million, as hedges and therefore does not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheets:

	As of December 31, 2019		As of December 31, 2018
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$5.7	$3.5	$3.7	$2.1

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. The Company enters into master netting arrangements with its counterparties when possible to mitigate credit risk in derivative transactions by permitting it to net settle for transactions with the same counterparty. However, the Company does not net settle with such counterparties. As a result, the Company presents derivatives at their gross fair values in the Balance Sheets.

As of December 31, 2019 and 2018, information related to these offsetting arrangements was as follows:

(In millions)	As of December 31, 2019
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$12.0	$—	$12.0	$(2.1)	$9.9

Offsetting of Liabilities	As of December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.8	$—	$2.8	$(2.1)	$0.7

(In millions)	As of December 31, 2018
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.7	$—	$7.7	$(1.5)	$6.2

Offsetting of Liabilities	As of December 31, 2018
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.0	$—	$2.0	$(1.5)	$0.5

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Consolidated Statements of Income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2019	2018	2017
Foreign exchange contracts	Revenue	$(2.7)	$(4.6)	$0.2
Foreign exchange contracts	Cost of sales	1.1	(0.4)	0.8
Foreign exchange contracts	Selling, general and administrative expense	(1.7)	0.6	1.0
Total		(3.3)	(4.4)	2.0

Remeasurement of assets and liabilities in foreign currencies		1.1	2.8	(2.6)
Net gain (loss) on foreign currency transactions		$(2.2)	$(1.6)	$(0.6)

Interest Rates: The Company has entered into three interest rate swaps to fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. The Company has re-designated these swaps as cash flow hedges of variable-rate interest expense on the new borrowings from the new credit agreement in 2018. Refer to Note 6 - Debt for further information regarding the new credit agreement. All changes in fair value of the swaps are recognized in accumulated other comprehensive income.

At December 31, 2019, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other current assets of $0.1 million and as other comprehensive income, net of tax, of $0.1 million.

Net Investment hedges: The Company has entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the Condensed Consolidated Statements of Income. For the year ended December 31, 2019, gains recorded in interest expense, net under the cross currency swap agreements were $2.9 million.
At December 31, 2019, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $6.4 million and as other comprehensive income, net of tax, of $4.7 million.

Refer to Note 15. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

Credit risk
By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of December 31, 2019, is limited to the amount outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2019				As of December 31, 2018
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$14.3	$14.3	$—	$—	$12.3	$12.3	$—	$—
Derivatives	12.0	—	12.0	—	7.7	—	7.7	—
Total assets	$26.3	$14.3	$12.0	$—	$20.0	$12.3	$7.7	$—

Liabilities:
Derivatives	$2.8	$—	$2.8	$—	$2.0	$—	$2.0	$—
Contingent Consideration	$17.4	$—	$—	$17.4	$—	$—	$—	$—
Total liabilities	$20.2	$—	$2.8	$17.4	$2.0	$—	$2.0	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in Other assets on the Balance Sheets. Investments include an unrealized gain of $1.8 million as of December 31, 2019 and unrealized loss of $2.4 million as of December 31, 2018.

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

Following table provides a summary of changes in fair value of contingent consideration during the year ended December 31, 2019:

For year ended
December 31, 2019
Beginning balance	—
Acquisitions	$16.0
Measurement adjustments recorded to earnings	0.7
Foreign currency translation adjustment	0.7
Ending balance	$17.4

The fair value of contingent consideration obligations as of December 31, 2019 was $16.9 million included in other liabilities and $0.5 million included in other current liabilities within the Balance Sheet.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of debt financial instruments as of December 31 are as follows:

	2019		2018
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires June 19, 2023	$700.9	$700.9	$390.5	$390.5
Foreign credit facilities	0.4	0.4	—	—
Other	0.5	0.5	0.5	0.5

The carrying values of the borrowings approximate their fair values due to their variable interest rates.

NOTE 16. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is at times subject to pending and threatened legal actions, some for which the relief or damages sought may be substantial. Although the Company is not able to predict the outcome of such actions, after reviewing all pending and threatened actions with counsel and based on information currently available, management believes that the outcome of such actions, individually or in the aggregate, will not have a material adverse effect on results of operations or financial position. However, it is possible that the ultimate resolution of such matters, if unfavorable, may be material to results of operations in a particular future period as the time and amount of any resolution of such actions and its relationship to the future results of operations are not currently known.

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

In 2013, the Company received a notice of examination from the Delaware Department of Finance commencing an examination of the Company's books and records to determine compliance with Delaware unclaimed property law. The examination was not complete when, in 2017, Delaware promulgated a law which permitted companies an election to convert an examination to a review under the Secretary of State’s voluntary disclosure agreement program. In December 2017, the Company elected this alternative and is in the process of meeting the requirements under the voluntary disclosure agreement program. The requirements include reviewing the Company's books and records and filing any previously unfiled reports for all unclaimed property presumed unclaimed, under the law, from 2003. The Company completed the exercise in the fourth quarter and concluded that the Company's obligation is immaterial. We have submitted our conclusions to the Secretary of State in December; however as of the date of this filing, the Secretary of State of Delaware has not responded to our filling.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $154.4 million at December 31, 2019, represent guarantees of future performance. The Company also has provided approximately $7.7 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within two years; the Company expects to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts but will receive indemnification from third parties for between seventy-five and ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of December 31, 2019, the gross value of such arrangements was $3.8 million, of which the Company's net exposure under such guarantees was $0.2 million.

The Company provides warranties of various lengths and terms to certain customers based on standard terms and conditions and negotiated agreements. The Company provides for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. The Company also provides a warranty liability when additional specific obligations are identified. The warranty obligation reflected in other current liabilities in the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information were as follows:

(In millions)	2019	2018
Balance at beginning of the year	$13.5	$14.5
Expenses for new warranties	14.7	13.4
Adjustments to existing accruals	(0.7)	(1.9)
Claims paid	(16.9)	(12.6)
Added through acquisition	1.5	0.5
Translation	(0.1)	(0.4)
Balance at end of year	$12.0	$13.5

NOTE 17. LEASES
Lessee Accounting

Operating Leases:

The Company's lease cost as for the year ended December 31, 2019 was $14.1 million, including variable lease cost of $1.0 million. Short-term lease cost and sub-lease income were immaterial.

The following tables provide the required information regarding operating leases for which the Company is lessee:

	Balance as of
In millions	December 31, 2019	January 1, 2019
Assets
ROU assets	$30.7	$32.3
Total ROU assets	30.7	32.3

Liabilities
Current	10.0	10.8
Non-current	22.3	23.3
Total lease liabilities	$32.3	$34.1

Weighted-average remaining lease term (years)	4.5	4.3
Weighted-average discount rate	5.4%	5.7%

The majority of ROU assets and lease liabilities, approximately 82%, relate to real estate leases, with the remaining amount primarily comprised of vehicle leases.

Maturity of Operating Lease Liabilities, in millions:

Year 1(a)	$11.5
Year 2	8.0
Year 3	5.3
Year 4	4.2
Year 5	3.0
After Year 5	4.7
Total lease payments	36.7
Less: Interest on lease payments	(4.4)
Present value of lease liabilities	$32.3
(a) Represents the next 12 months

Other Information for Operating Leases:

Year-to-Date
December 31, 2019
Operating cash flows from operating leases	$13.3
ROU assets arising from obtaining new operating lease obligations	10.9

Refer to Note 21. Related Party Transactions for details of operating lease agreements with related parties.

Finance Leases:

During the second quarter of 2019, the Company acquired, through a business combination, real estate leases for which it is the lessee for an indefinite lease term and that are classified as financing. The ROU asset balance for these leases is $3.3 million and is included in property, plant, and equipment, net in the Balance Sheet as of December 31, 2019. These finance leases have no lease liability outstanding as of December 31, 2019 as no amounts are due under the lease. The reduction in the carrying amount of the ROU asset balance for the year ended December 31, 2019 was immaterial.

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

The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that it pays for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $10.5 million, and $5.3 million in 2018 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018, for the following fiscal years were:

(In millions)	Total Amount	2019	2020	2021	2022	2023	After 2024
Operating lease obligations	$39.3	12.6	9.6	5.6	3.6	2.9	5.0

Lessor Accounting

Operating Leases:

The following tables provide the required information regarding operating leases for which the Company is lessor.

Operating Lease Revenue:

12 Months Ended
In millions	December 31, 2019
Fixed payment revenue	$67.7
Variable payment revenue	18.0
Total	$85.7

Operating Lessor Maturity Analysis:

Less than 1 Year(a)	$45.3
Year 1	56.3
Year 2	31.1
Year 3	38.2
Year 4	13.2
Year 5	6.6
After Year 5	4.6
Total lease receivables	$195.3
(a) Represents the next 12 months

Sales-Type Leases:

Sales-Type Lessor Maturity Analysis:

Less than 1 Year(a)	$3.4
Year 1	1.2
Year 2	0.4
Year 3	0.1
Year 4	0.1
Total lease receivables	$5.2
(a) Represents the next 12 months

Sales-type lease revenue was $5.6 million for the year ended December 31, 2019. The current portion of the net investment in sales-type leases is included in trade receivables and the portion due after one year is included in other long-term assets in the Balance Sheet.

NOTE 18. BUSINESS SEGMENTS

Operating segments for the Company are determined based on information used by the chief operating decision maker (CODM) in deciding how to evaluate performance and allocate resources to each of the segments. JBT’s CODM is the Chief Executive Officer (CEO). While there are many measures the CEO reviews in this capacity, the key segment measures reviewed include operating profit, operating profit margin, EBITDA, adjusted when applicable, and EBITDA margins.

Reportable segments are:

•
JBT FoodTech—provides comprehensive solutions throughout the food production value chain extending from primary processing through packaging systems for a large variety of food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, dairy, bakery, pet foods, soups, sauces, and juices.

•
JBT AeroTech— supplies customized solutions and services used for applications in the air transportation industry, including airport authorities, airlines, airfreight, ground handling companies, militaries and defense contractors.

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

Segment revenue and segment operating profit
Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information is as follows:

(In millions)	2019	2018	2017
Revenue
JBT FoodTech	$1,329.4	$1,361.4	$1,171.9
JBT AeroTech	615.9	558.1	463.0
Intercompany eliminations	0.4	0.2	0.2
Total revenue	$1,945.7	$1,919.7	$1,635.1

Income before income taxes
Segment operating profit:
JBT FoodTech	$184.7	$169.5	$139.1
JBT AeroTech	78.9	64.1	50.7
Total segment operating profit	263.6	233.6	189.8
Corporate items:
Corporate expense (1)	61.9	42.8	44.3
Restructuring expense (2)	13.5	47.0	1.7
Operating income	188.2	143.8	143.8

Pension expense (income), other than service cost	2.5	0.9	(2.0)
Net interest expense	18.8	13.9	13.6
Income from continuing operations before income taxes	166.9	129.0	132.2
Provision for income taxes	37.6	24.6	50.1
Income from continuing operations	129.3	104.4	82.1
Loss from discontinued operations, net of income taxes	0.3	0.3	1.6
Net income	$129.0	$104.1	$80.5

(1)
Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)	Refer to Note 19. Restructuring for further information on restructuring expense.

Segment operating capital employed and segment assets

(In millions)	2019	2018	2017
Segment operating capital employed (1):
JBT FoodTech	$1,200.3	$829.0	$802.2
JBT AeroTech	241.7	148.4	157.5
Total segment operating capital employed	1,442.0	977.4	959.7
Segment liabilities included in total segment operating capital employed (2)	436.9	440.1	405.6
Corporate (3)	36.0	25.0	26.1
Total assets	$1,914.9	$1,442.5	$1,391.4

Segment assets:
JBT FoodTech	$1,528.4	$1,172.4	$1,134.7
JBT AeroTech	350.5	245.1	230.6
Total segment assets	1,878.9	1,417.5	1,365.3
Corporate (3)	36.0	25.0	26.1
Total assets	$1,914.9	$1,442.5	$1,391.4

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

Geographic segment information
Geographic segment sales were identified based on the location where the Company's products and services were delivered. Geographic segment long-lived assets include property, plant and equipment, net and certain other non-current assets.

(In millions)	2019	2018	2017
Revenue (by location of customers):
United States	$1,133.7	$1,063.0	$967.1
All other countries	812.0	856.7	668.0
Total revenue	$1,945.7	$1,919.7	$1,635.1

(In millions)	2019	2018	2017
Long-lived assets:
United States	$180.6	$166.0	$161.6
United Kingdom	27.4	11.4	11.0
All other countries	77.5	82.4	78.6
Total long-lived assets	$285.5	$259.8	$251.2

Other business segment information

	Capital Expenditures			Depreciation and Amortization
(In millions)	2019	2018	2017	2019	2018	2017
JBT FoodTech	$29.9	$33.1	$34.6	$58.1	$51.6	$46.8
JBT AeroTech	5.6	3.7	2.6	4.7	3.0	2.5
Corporate	2.4	3.0	0.7	2.8	3.1	2.4
Total	$37.9	$39.8	$37.9	$65.6	$57.7	$51.7

NOTE 19. RESTRUCTURING

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

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. During the fourth quarter ended December 31, 2019, Management has refined our total estimated costs in connection with this plan, with original estimate of $60.0 million to be recognized by the end of 2019, to a range of $62.0 million to $64.0 million to be completed in 2020. These changes reflect additional costs identified in order to achieve expected savings. Through December 31, 2019 the Company has recognized cumulative restructuring charges of $60.5 million, net of cumulative releases of the related liability of $10.5 million.

The following table details the amounts reported in restructuring expense for the 2018 restructuring plan on the consolidated statement of income since the implementation of this plan:

	Cumulative Amount	For the Quarter Ended				Cumulative Amount
(In millions)	As of December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	As of December 31, 2019
Severance and related expense	18.5	1.6	3.6	1.0	0.7	25.4
Other	34.7	4.8	2.9	1.3	1.9	45.6
Total Restructuring charges	$53.2	$6.4	$6.5	$2.3	$2.6	$71.0

The restructuring expense is associated with the FoodTech segment, and is excluded from the calculation of segment operating profit. Expenses incurred during the year ended December 31, 2019 primarily relate to costs to streamline operations and consolidate facilities as a direct result of the plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying consolidated balance sheets. Details of the restructuring activity for the years ended December 31, 2019 and 2018 are as follows:

(In millions)	Balance as of December 31, 2018	Charged to Earnings	Releases	Payments Made /Charges Applied	Balance as of December 31, 2019
Severance and related expense	$8.4	$6.9	$(4.2)	$(6.9)	$4.2
Other	11.0	10.9	(0.1)	(20.3)	1.5
Total	$19.4	$17.8	$(4.3)	$(27.2)	$5.7

The Company released $4.3 million of the liability during the year ended December 31, 2019 which it no longer expects to pay in connection with the 2018 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

Details of the restructuring activity for the years ended December 31, 2018 and 2017 are as follows:

(In millions)	Balance as of December 31, 2017	Charged to Earnings	Releases	Payments Made /Charges Applied	Balance as of December 31, 2018
Severance and related expense	$3.2	$18.5	$(6.2)	$(7.1)	$8.4
Other	—	34.7	—	(23.7)	11.0
Total	$3.2	$53.2	$(6.2)	$(30.8)	$19.4

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share data and common stock prices)	2019				2018
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$545.5	$489.4	$493.3	$417.5	$537.3	$481.9	$491.3	$409.2
Cost of sales	377.6	341.8	338.3	289.9	378.7	346.8	351.0	305.6
Income from continuing operations	42.1	33.5	34.0	19.7	42.9	26.4	33.5	1.6
Loss (gain) from discontinued operations, net of income taxes	—	—	0.3	—	—	—	(0.1)	0.4
Net income	$42.1	$33.5	$33.7	$19.7	$42.9	$26.4	$33.6	$1.2
Basic earnings per share (1):
Income from continuing operations	$1.32	$1.05	$1.07	$0.62	$1.35	$0.83	$1.05	$0.05
Loss from discontinued operations, net of tax	—	—	(0.01)	—	—	—	—	(0.01)
Net income	$1.32	$1.05	$1.06	$0.62	$1.35	$0.83	$1.05	$0.04
Diluted earnings per share (1):
Income from continuing operations	$1.31	$1.04	$1.06	$0.62	$1.34	$0.82	$1.04	$0.05
Loss from discontinued operations, net of tax	—	—	(0.01)	(0.01)	—	—	—	(0.01)
Net income	$1.31	$1.04	$1.05	$0.61	$1.34	$0.82	$1.04	$0.04
Dividends declared per share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
Weighted average shares outstanding
Basic	31.9	31.9	31.9	31.8	31.8	31.9	31.9	31.9
Diluted	32.1	32.1	32.0	32.0	32.1	32.1	32.1	32.4
Common stock sales price
High	$116.23	$127.97	$122.91	$100.47	$120.18	$123.90	$120.20	$122.65
Low	$92.48	$96.06	$92.52	$68.06	$66.28	$87.40	$84.81	$105.10

(1)	Basic and diluted earnings per share (EPS) are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 21. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of its newly acquired business, Prime. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.9 million.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(a)	Deductions and other(a)	Balance at end of period
Year ended December 31, 2017:
Allowance for doubtful accounts	$3,069	$288	$—	$147	$3,210
Valuation allowance for deferred tax assets	$—	$—	$2,654	$—	$2,654
Year ended December 31, 2018:
Allowance for doubtful accounts	$3,210	$1,408	$—	$920	$3,698
Valuation allowance for deferred tax assets	$2,654	$—	$1,207	$—	$3,861
Year ended December 31, 2019:
Allowance for doubtful accounts	$3,698	$2,064	$—	$1,438	$4,324
Valuation allowance for deferred tax assets	$3,861	$—	$37	$—	$3,898

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
As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2019.

During 2019, the Company completed the acquisitions of LEKTRO, Proseal and Prime. The net tangible assets acquired in these transactions represented approximately 2% of the consolidated assets of the Company as of December 31, 2019. The total revenue generated by these acquired businesses since the dates of acquisition totaled approximately 6% of the consolidated revenue of JBT Corporation for the year ended December 31, 2019. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2019 excluded the internal control over financial reporting of these businesses during this period while the Company integrated the acquirees’ existing internal control structure with JBT policies and procedures.

Attestation Report of the Registered Public Accounting Firm
KPMG LLP, the Company’s independent registered public accounting firm, has issued their report, included herein on page 97, on the effectiveness of the Company’s internal control over financial reporting.

(c)	Changes in Internal Control over Financial Reporting

In the ordinary course of business, the Company reviews its system of internal control over financial reporting and make changes to its systems and processes to improve such controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems.

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited John Bean Technologies Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 2, 2020 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired LEKTRO, Proseal and Prime during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, LEKTRO’s, Proseal’s and Prime’s internal control over financial reporting associated with 2% of total assets and 6% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LEKTRO, Proseal and Prime.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 2, 2020

ITEM 9B.    OTHER INFORMATION

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a code of ethics entitled the “Code of Business Conduct and Ethics” that applies to employees, including principal executive and financial officers (including the principal executive officer, principal financial officer and principal accounting officer) as well as directors. A copy of the Code of Business Conduct and Ethics may be found on the Company's website at www.jbtcorporation.com under “Investor Relations – Corporate Governance” and is available in print to stockholders without charge by submitting a request to the General Counsel and Secretary of JBT Corporation, 70 West Madison Street, Suite 4400, Chicago, Illinois 60602.

The Company also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the registrant’s code of ethics, or waiver of a provision of the code of ethics,” through the website, and such information will remain available on the website for at least a twelve-month period.

Information regarding the Company's executive officers is presented in the section entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.

Other information required by this Item can be found in the Proxy Statement for the Company's 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation” and "Compensation Tables and Explanatory Information" of the Proxy Statement for the Company's 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for the Company's 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the Company's 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the Company's 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.	Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 48 through 94 herein:

2.
Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 94. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

3.1	Amended and Restated Certificate of Incorporation of JBT Corporation, incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

3.7	Third Amended and Restated Bylaws of John Bean Technologies Corporation incorporated by reference to Exhibit 3.7 of the registrant’s Current Report on Form 8-K filed on December 6, 2016.

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10 filed with the SEC on July 3, 2008.

4.2*	Description of common stock.

10.2	Tax Sharing Agreement between JBT Corporation and FMC Technologies, Inc. incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.3	Trademark License Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

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

10.7D
John Bean Technologies Corporation Non-Qualified Savings and Investment Plan As Amended and Restated, Effective January 1, 2019, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2018.[1]

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

10.12S
Nineteenth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 2, 2018.[1]

10.12T
Twentieth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 2, 2018.[1]

10.12U
Twenty-First Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 2, 2018.[1]

10.12V
Twenty-Second Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 2, 2018.[1]

10.12W
Twenty-Third Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 2, 2018.[1]

10.12X
Twenty-Fourth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on July 31, 2019.[1]

10.12Y
Twenty-Fifth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 31, 2019.[1]

10.12Z
Twenty-Sixth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on July 31, 2019.[1]

10.12AA
Twenty-Seventh Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 31, 2019.[1]

10.12AB*	Twenty-Eighth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012).[1]

10.13
Employment Agreement dated August 22, 2013, between JBT Corporation and Thomas W. Giacomini, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form10-Q filed with the SEC on November 1, 2013.[1]

10.13A
Employment Agreement, dated as of September 20, 2019, between John Bean Technologies Corporation and Thomas Giacomini, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 25, 2019.[1]

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

10.17	Offer Letter to Brian A. Deck, incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.17A	Offer Letter to Paul Sternlieb incorporated by reference to Exhibit 10.17A to our Annual Report on Form 10-K with the SEC on February 28, 2018.[1]

10.17B	Offer Letter to Bryant Lowery incorporate by reference to Exhibit 10.17B to our Annual Report on Form 10-K with the SEC on February 28, 2019.[1]

10.18
John Bean Technologies Corporation Retiree Welfare Benefits Plan (as amended and restated, Effective January 1, 2016), incorporated by reference to Exhibit 10.3 to our Quarterly report Form 10-Q filed with the SEC on October 29, 2015.[1]

10.19	Separation and General Release Agreement - Steven Smith, incorporated by reference to Exhibit 10.1 to our Quarterly report Form 10-Q filed with the SEC on October 30, 2017.[1]

10.20	John Bean Technologies Corporation 2017 Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

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
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.21
First Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 31, 2019.[1]

10.21A*	Second Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan.[1]

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

1	A management contract or compensatory plan required to be filed with this report.
*	Filed herewith

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
Date: March 2, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ THOMAS W. GIACOMINI	President, Director and	March 2, 2020
Chief Executive Officer
Thomas W. Giacomini	(Principal Executive Officer)

/s/ BRIAN A. DECK	Executive Vice President and	March 2, 2020
Chief Financial Officer
Brian A. Deck	(Principal Financial Officer)

/s/ JESSI L. CORCORAN	Chief Accounting Officer	March 2, 2020
(Principal Accounting Officer)
Jessi L. Corcoran

/s/ BARBARA BRASIER	Director	March 2, 2020

Barbara Brasier

/s/ C. MAURY DEVINE	Director	March 2, 2020

C. Maury Devine

/s/ ALAN D. FELDMAN	Director	March 2, 2020

Alan D. Feldman

/s/ JAMES E. GOODWIN	Director	March 2, 2020

James E. Goodwin

/s/ POLLY B. KAWALEK	Director	March 2, 2020

Polly B. Kawalek

/s/ EMMANUEL LAGARRIGUE	Director	March 2, 2020

Emmanuel Lagarrigue

/s/ JAMES M. RINGLER	Director	March 2, 2020

James M. Ringler