Form 10-Q
period 2020-03-31
John Bean Technologies CORP
filed 2020-05-01
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2020
Common Stock, par value $0.01 per share	31,717,251

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Revenue:
Product revenue	$400.1	$361.0
Service revenue	57.6	56.5
Total revenue	457.7	417.5
Operating expenses:
Cost of products	273.2	248.1
Cost of services	41.5	41.8
Selling, general and administrative expense	97.3	91.7
Restructuring expense	2.0	5.9
Operating income	43.7	30.0
Pension expense, other than service cost	1.0	0.5
Interest expense, net	4.8	3.3
Income from continuing operations before income taxes	37.9	26.2
Income tax provision	8.9	6.5
Income from continuing operations	29.0	19.7
Loss from discontinued operations, net of taxes	—	—
Net income	$29.0	$19.7

Basic earnings per share:
Income from continuing operations	$0.91	$0.62
Loss from discontinued operations, net of taxes	—	—
Net income	$0.91	$0.62
Diluted earnings per share:
Income from continuing operations	$0.90	$0.62
Loss from discontinued operations, net of taxes	—	(0.01)
Net income	$0.90	$0.61

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Net income	$29.0	$19.7
Other comprehensive (loss) income, net of income taxes
Foreign currency translation adjustments	(25.2)	(0.7)
Pension and other postretirement benefits adjustments	1.5	1.7
Derivatives designated as hedges	(2.4)	(0.7)
Other comprehensive (loss) income	(26.1)	0.3
Comprehensive income	$2.9	$20.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$75.4	$39.5
Trade receivables, net of allowances	258.1	288.9
Contract assets	80.6	74.4
Inventories	237.2	245.0
Other current assets	51.7	60.4
Total current assets	703.0	708.2
Property, plant and equipment, net of accumulated depreciation of $303.9 and $308.2, respectively	261.3	265.6
Goodwill	519.8	528.9
Intangible assets, net	311.4	325.9
Other assets	88.7	86.3
Total Assets	$1,884.2	$1,914.9

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$0.3	$0.9
Accounts payable, trade and other	159.2	198.6
Advance and progress payments	102.5	107.0
Accrued payroll	37.4	54.0
Other current liabilities	112.7	114.0
Total current liabilities	412.1	474.5
Long-term debt, less current portion	733.6	698.3
Accrued pension and other postretirement benefits, less current portion	71.4	73.9
Other liabilities	96.4	98.7
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2020 or 2019	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2020: 31,741,607 issued and 31,667,024 outstanding and December 31, 2019: 31,741,607 issued and 31,666,654 outstanding	0.3	0.3
Common stock held in treasury, at cost March 31, 2020: 74,580 shares and December 31, 2019: 74,953 shares	(12.6)	(12.6)
Additional paid-in capital	244.3	241.8
Retained earnings	557.6	532.8
Accumulated other comprehensive loss	(218.9)	(192.8)
Total stockholders' equity	570.7	569.5
Total Liabilities and Stockholders' Equity	$1,884.2	$1,914.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019
Cash flows from operating activities:
Net income	$29.0	$19.7
Loss from discontinued operations, net of taxes	—	—
Income from continuing operations	29.0	19.7
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	17.5	14.7
Stock-based compensation	2.5	2.6
Other	1.9	1.3
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	14.7	27.8
Inventories	(2.8)	(14.1)
Accounts payable, trade and other	(36.3)	(37.4)
Advance and progress payments	(0.8)	3.8
Accrued pension and other postretirement benefits, net	(0.2)	(0.2)
Other assets and liabilities, net	(11.7)	(16.2)
Cash provided by continuing operating activities	13.8	2.0
Cash required by discontinued operating activities	—	(0.1)
Cash provided by operating activities	13.8	1.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(47.3)
Capital expenditures	(9.2)	(7.6)
Proceeds from disposal of assets	0.8	—
Cash required by investing activities	(8.4)	(54.9)

Cash flows from financing activities:
Net payments on short-term debt	(0.6)	(0.5)
Net proceeds from domestic credit facilities	38.1	61.0
Deferred acquisition payments	—	(3.6)
Dividends	(3.2)	(3.2)
Cash provided by financing activities	34.3	53.7

Effect of foreign exchange rate changes on cash and cash equivalents	(3.8)	0.2

Increase in cash and cash equivalents	35.9	0.9
Cash and cash equivalents, beginning of period	39.5	43.0
Cash and cash equivalents, end of period	$75.4	$43.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended March 31, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	$0.3	$(12.6)	$241.8	$532.8	$(192.8)	$569.5
Net income	—	—	—	29.0	—	29.0
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of ($1.6)	—	—	—	—	(25.2)	(25.2)
Derivatives designated as hedges, net of income taxes of ($0.6)	—	—	—	—	(2.4)	(2.4)
Pension and other postretirement liability adjustments, net of income taxes of $0.5	—	—	—	—	1.5	1.5
Stock-based compensation expense	—	—	2.5	—	—	2.5
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
Balance at March 31, 2020	$0.3	$(12.6)	$244.3	$557.6	$(218.9)	$570.7

	Three months ended March 31, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	$0.3	$(19.3)	$245.9	$416.5	$(186.5)	$456.9
Net income	—	—	—	19.7	—	19.7
Common stock cash dividends, $0.10 per share	—	—	—	(3.1)	—	(3.1)
Foreign currency translation adjustments, net of income taxes of ($0.8)	—	—	—	—	(0.7)	(0.7)
Derivatives designated as hedges, net of income taxes of ($0.1)	—	—	—	—	(0.7)	(0.7)
Pension and other postretirement liability adjustments, net of income taxes of $0.6	—	—	—	—	1.7	1.7
Stock-based compensation expense	—	—	2.6	—	—	2.6
Balance at March 31, 2019	$0.3	$(19.3)	$248.5	$433.1	$(186.2)	$476.4

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

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2019, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated Balance Sheet (the “Balance Sheet”) was derived from audited financial statements.

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

Significant Accounting Policies
The Company has enhanced and amended the significant accounting policies within Note 1 of JBT's Annual Report on Form 10-K for the year ended December 31, 2019 below.

Allowance for credit losses
The measurement of expected credit losses under the Current Expected Credit Loss ("CECL") methodology is applicable to financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and Non-current receivables. An allowance for credit losses under the CECL methodology is determined using the loss rate approach and measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The CECL allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

The changes in the allowance for credit losses during the three months ended March 31, 2020 were not material.

The following policies are included as interim disclosures in light of the current economic environment due to the novel coronavirus COVID-19 ("COVID-19") outbreak and its impact on the economy, food & beverage and airline industries, and JBT.

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

The Company evaluated whether there has been a change in circumstances as of March 31, 2020 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future profitability and market conditions. At this time, the impact of COVID-19 on JBT's forecasts is uncertain and increases the subjectivity that will be involved in evaluating goodwill for potential impairment. The Company does expect declines in the reporting unit fair values as a result of delayed demand for JBT's products, driving lower revenues and operating income across JBT. However, given the significant difference between the reporting unit fair values and their carrying values in the most recent quantitative analyses, as well as expected long-term recovery within all reporting units, management does not believe that these events were severe enough to result in an impairment trigger. The Company will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for impairment.

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

The Company has evaluated the current environment as of March 31, 2020 and has concluded there are no events or circumstances that have occurred that would warrant a revision to the remaining useful lives of the finite-lived intangible assets, nor a concern with the recoverability of the carrying values of the finite and indefinite-lived intangibles. The Company will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

We have evaluated the current environment as of March 31, 2020 and have concluded there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

Recently adopted accounting standards
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which amends the Board’s guidance on the impairment of financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASC 326 as of January 1, 2020, using the cumulative-effect transition method with the required prospective approach. The cumulative-effect transition method enables an entity to record an allowance for expected credit loss at the date of adoption without restating comparative periods. The adoption of ASC 326 as of January 1, 2020 did not materially impact Trade receivables, net of allowances and Retained earnings and had no impact on consolidated net income and cash flows.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which amends Topic 820, Fair Value Measurement. ASU 2018-13 removes, modifies, and adds disclosure requirements for fair value measurements. The ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2019. The adoption of ASU 2018-13 as of January 1, 2020 did not materially impact the Company's disclosures in Note 9. Fair Value of Financial Instruments.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The new standard will be effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years. The Company is currently evaluating the potential impact ASU 2019-12 may have on its financial position and results of operations upon adoption.

NOTE 2. ACQUISITIONS

During 2019 the Company acquired 100% of voting equity of three businesses for an aggregate consideration of $382.9 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

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

	Proseal(1)	Prime(1)	LEKTRO(2)	Total
(In millions)
Financial assets	$46.4	$12.9	$4.2	$63.5
Inventories	24.8	11.6	7.0	43.4
Property, plant and equipment	22.2	1.5	0.3	24.0
Other intangible assets (3)	91.5	28.4	19.4	139.3
Deferred taxes	(19.2)	—	(4.9)	(24.1)
Financial liabilities	(35.3)	(21.0)	(4.6)	(60.9)
Total identifiable net assets	$130.4	$33.4	$21.4	$185.2

Cash consideration paid	$264.5	$60.6	$48.3	$373.4
Contingent consideration (4)	14.7	1.3	—	16.0
Holdback payment due to seller	—	0.9	—	0.9
Total consideration	279.2	62.8	48.3	390.3
Cash acquired	4.3	1.4	1.7	7.4
Net consideration	$274.9	$61.4	$46.6	$382.9

Goodwill (5)	$148.8	$29.4	$26.9	$205.1

(1)	The purchase accounting for Proseal and Prime is complete as of March 31, 2020. During the quarter ended March 31, 2020, there were no significant measurement period adjustments.

(2)	The purchase accounting for LEKTRO was final as of December 31, 2019.

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

(4)	Proseal and Prime purchase agreements include contingent payments due to the sellers to the extent Proseal and Prime achieve certain earnings targets.
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
Refer to Note 9. Fair Value Of Financial Instruments for a description of how these values for contingent consideration obligations were determined.

(5)	The Company expects goodwill of $58.8 million from these acquisitions to be deductible for income tax purposes.

Pro forma Financial Information (unaudited)

The Company's acquisition of Proseal was material to its overall results and as such is required under ASC 805, Business Combinations, to present pro forma information. The following information reflects the results of the Company’s operations for the three months ended March 31, 2020 and 2019 on a pro forma basis as if the acquisition of Proseal had been completed on January 1, 2018. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquire intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Revenue
Pro forma	$457.7	$439.6
As reported	457.7	417.5
Income from continuing operations
Pro forma	$29.0	$20.8
As reported	29.0	19.7
Income from continuing operations per share
Pro forma
Basic	$0.91	$0.65
Fully diluted	0.90	0.65
As reported
Basic	$0.91	$0.62
Fully diluted	0.90	0.62

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2018, and does not purport to project actual consolidated results of operations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2019	$490.9	$38.0	$528.9
Acquisitions	0.3	—	0.3
Currency translation	(9.2)	(0.2)	(9.4)
Balance as of March 31, 2020	$482.0	$37.8	$519.8

Intangible assets consisted of the following:

	March 31, 2020		December 31, 2019
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$249.2	$66.6	$251.3	$61.9
Patents and acquired technology	141.3	51.1	138.7	48.5
Trademarks	36.7	14.0	38.0	11.6
Non-amortizing intangible assets	15.5	—	15.6	—
Other	9.4	9.0	16.7	12.4
Total intangible assets	$452.1	$140.7	$460.3	$134.4

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2020	December 31, 2019
Raw materials	$96.5	$100.8
Work in process	70.4	65.8
Finished goods	140.6	149.5
Gross inventories before LIFO reserves and valuation adjustments	307.5	316.1
LIFO reserves	(49.4)	(49.5)
Valuation adjustments	(20.9)	(21.6)
Net inventories	$237.2	$245.0

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Service cost	$0.5	$0.4
Interest cost	2.3	2.6
Expected return on plan assets	(3.3)	(3.8)
Amortization of net actuarial losses	2.0	1.7
Net periodic cost	$1.5	$0.9

The Company expects to contribute up to $5 million to its pension and other post-retirement benefit plans in 2020, all of which would be contributed to its U.S. qualified pension plan. The Company did not make a contribution to its U.S. qualified pension plan during the three months ended March 31, 2020.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2020 and 2019 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2019	$(147.0)	$0.1	$(45.9)	$(192.8)
Other comprehensive income (loss) before reclassification	—	(2.4)	(24.7)	(27.1)
Amounts reclassified from accumulated other comprehensive income	1.5	—	(0.5)	1.0
Ending balance, March 31, 2020	$(145.5)	$(2.3)	$(71.1)	$(218.9)

(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2020 were $2.0 million of charges to pension expense, other than service cost, net of $0.5 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.0 million of benefit in interest expense, net of $0.0 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended March 31, 2020 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

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

NOTE 7. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The majority of the Company's contracts are completed within twelve months. For performance obligations that extend beyond one year, the Company had $230.8 million of transaction price related to performance obligations as of March 31, 2020. The Company expects to complete these obligations and recognize 59% of remaining transaction price in 2020, and the remainder in 2021. The Company has elected the following optional exemptions from the remaining performance obligation disclosures:

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

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$153.7	$45.7	$133.3	$50.9
Non-recurring (1)	156.0	102.3	161.3	72.0
Total	309.7	148.0	294.6	122.9

Geographical Region (2)
North America	154.1	130.4	156.1	94.9
Europe, Middle East and Africa	99.6	10.6	79.4	23.4
Asia Pacific	35.4	5.7	37.7	4.1
Latin America	20.6	1.3	21.4	0.5
Total	309.7	148.0	294.6	122.9

Timing of Recognition
Point in Time	148.4	77.1	146.0	68.6
Over Time	161.3	70.9	148.6	54.3
Total	309.7	148.0	294.6	122.9

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	March 31, 2020	December 31, 2019
Contract assets	$80.6	$74.4
Contract liabilities	90.0	92.5

The revenue recognized during the three months ended March 31, 2020 and 2019 that was included in contract liabilities at the beginning of the period amounted to $50 million and $112.5 million, respectively. The change from December 31, 2019 is driven by the timing of advance and milestone payments received from customers. There were no significant changes in the contract balances other than those described above.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Basic earnings per share:
Income from continuing operations	$29.0	$19.7
Weighted average number of shares outstanding	31.9	31.8
Basic earnings per share from continuing operations	$0.91	$0.62
Diluted earnings per share:
Income from continuing operations	$29.0	$19.7
Weighted average number of shares outstanding	31.9	31.8
Effect of dilutive securities:
Restricted stock	0.2	0.2
Total shares and dilutive securities	32.1	32.0
Diluted earnings per share from continuing operations	$0.90	$0.62

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2020				As of December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.8	$12.8	$—	$—	$14.3	$14.3	$—	$—
Derivatives	18.3	—	18.3	—	12.0	—	12.0	—
Total assets	$31.1	$12.8	$18.3	$—	$26.3	$14.3	$12.0	$—
Liabilities:
Derivatives	$12.5	$—	$12.5	$—	$2.8	$—	$2.8	$—
Contingent consideration	16.1	—	—	16.1	17.4	—	—	17.4
Total liabilities	$28.6	$—	$12.5	$16.1	$20.2	$—	$2.8	$17.4

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet. Investments include an unrealized gain of $1.7 million as of March 31, 2020 and unrealized gain of $1.8 million as of December 31, 2019.

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

Contingent consideration obligation represents the estimated fair value of the additional consideration payable in connection with the Company's acquisitions of Proseal and Prime completed in the second quarter of 2019. The Company estimated the acquisition date fair value of the contingent consideration obligation for Proseal using a Monte Carlo simulation, and a scenario based method for Prime. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligations were the acquired company's projected performance, a risk-adjusted discount rate and performance volatility driven by industry peers. As payment for this contingent consideration is based on acquired company achieving earning targets, changes to projected performance of acquired companies would have resulted in a lower or higher fair value measurement. At each reporting date, the Company revalues the contingent consideration obligations to their fair values and records any changes in fair value within selling, general and administrative expenses in the Income Statement.

Following table provides a summary of changes in fair value of contingent consideration during the the quarter ended March 31, 2020:

Three months ended
March 31, 2020
Beginning balance	$17.4
Acquisitions	—
Measurement adjustments recorded to earnings	(0.3)
Foreign currency translation adjustment	(1.0)
Ending balance	$16.1

The fair value of contingent consideration obligations as of March 31, 2020 was $15.6 million included in other liabilities and $0.5 million included in other current liabilities within the Balance Sheet.

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

Foreign Exchange: the Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at March 31, 2020 of $482.3 million, as hedges and therefore do not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of March 31, 2020		As of December 31, 2019
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$5.9	$9.4	$5.7	$3.5

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. The Company enters into master netting arrangements with its counterparties when possible to mitigate credit risk in derivative transactions by permitting the Company to net settle for transactions with the same counterparty. However, it does not net settle with such counterparties. As a result, derivatives are presented at their gross fair values in the Balance Sheet.

As of March 31, 2020 and December 31, 2019, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2020
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$16.6	$—	$16.6	$(3.1)	$13.5

(In millions)	As of March 31, 2020
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$12.5	$—	$12.5	$(3.1)	$9.4

(In millions)	As of December 31, 2019
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$12.0	$—	$12.0	$(2.1)	$9.9

(In millions)	As of December 31, 2019
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.8	$—	$2.8	$(2.1)	$0.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income
		Three Months Ended March 31,
(In millions)		2020	2019
Foreign exchange contracts	Revenue	$(4.6)	$(2.0)
Foreign exchange contracts	Cost of sales	2.8	0.8
Foreign exchange contracts	Selling, general and administrative expense	0.4	(0.1)
Total		(1.4)	(1.3)
Remeasurement of assets and liabilities in foreign currencies		2.9	0.4
Net gain (loss) on foreign currency transactions		$1.5	$(0.9)

Interest Rates: The Company has entered into one interest rate swap executed in January 2016 with a notional amount of $50 million expiring in January 2021, and four forward starting interest rate swaps with a combined notional amount of $200 million which were executed in March 2020 and which cover the period beginning April 7, 2020 to April 7, 2025. These interest rate swaps fix the interest rate applicable to certain of its variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

At March 31, 2020, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other current liabilities of $0.4 million, other liabilities of $2.7 million, and as accumulated other comprehensive income, net of tax, of $2.3 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the three months ended March 31, 2020, gains recorded in interest expense, net under the cross currency swap agreement were $0.7 million.
At March 31, 2020, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $12.4 million and as accumulated other comprehensive income, net of tax, of $9.2 million.

Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of March 31, 2020, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description Of Business And Basis Of Presentation for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and Non-current receivables.

NOTE 11. LEASES

The following table provides the required information regarding operating leases for which the Company is lessor.

	Three Months Ended	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019
Fixed payment revenue	$16.3	$16.1
Variable payment revenue	5.1	5.4
Total	$21.4	$21.5

Sales-type lease revenue was $1.5 million for the three months ended March 31, 2020 and an immaterial amount for the three months ended March 31, 2019.

Refer to Note 15. Related Party Transactions for details of operating lease agreements with related parties.

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

In 2013, the Company received a notice of examination from the Delaware Department of Finance commencing an examination of the Company's books and records to determine compliance with Delaware unclaimed property law. The examination was not complete when, in 2017, Delaware promulgated a law which permitted companies an election to convert an examination to a review under the Secretary of State’s voluntary disclosure agreement program. In December 2017, the Company elected this alternative and is in the process of meeting the requirements under the voluntary disclosure agreement program. The requirements include reviewing the Company's books and records and filing any previously unfiled reports for all unclaimed property presumed unclaimed, under the law, from 2003. The Company completed the exercise in the fourth quarter and concluded that the Company's obligation is immaterial. We submitted our conclusions to the Secretary of State in December; however as of the date of this filing, the Secretary of State of Delaware has not responded to our filing.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $146.9 million at March 31, 2020, represent guarantees of future performance. The Company has also provided $7.7 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within two years and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for between eighty-five and ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of March 31, 2020, the gross value of such arrangements was $3.3 million, of which its net exposure under such guarantees was $0.2 million.

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

	Three Months Ended March 31,
(In millions)	2020	2019
Balance at beginning of period	$12.0	$13.5
Expense for new warranties	3.0	3.2
Adjustments to existing accruals	0.2	(1.3)
Claims paid	(3.5)	(3.4)
Added through acquisition	0.1	0.4
Translation	(0.2)	(0.1)
Balance at end of period	$11.6	$12.3

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

Segment operating profit is defined as total segment revenue less segment Operating expense. Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Revenue
JBT FoodTech	$309.7	$294.6
JBT AeroTech	148.0	122.9
Total revenue	457.7	417.5

Income before income taxes
Segment operating profit:
JBT FoodTech	40.7	38.7
JBT AeroTech	18.5	10.1
Total segment operating profit	59.2	48.8
Corporate items:
Corporate expense (1)	13.5	12.9
Restructuring expense (2)	2.0	5.9
Operating income	43.7	30.0

Pension expense, other than service cost	1.0	0.5
Interest expense, net	4.8	3.3
Income from continuing operations before income taxes	$37.9	$26.2

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

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is in the range of $62 million to $64 million. We have recognized cumulative restructuring charges of $61.8 million, net of cumulative releases of the related liability of $11.5 million, through March 31, 2020. We expect to recognize the remaining costs by end of the year 2020.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan with a total estimated cost by the end of the second quarter of $2.0 million. Through March 31, 2020 we have recognized restructuring charges of $0.7 million related to severance primarily within the JBT AeroTech segment.

The following table details the amounts reported in restructuring expense for the active restructuring plans on the consolidated statement of income since the implementation of this plan:

	Cumulative Amount	For the Three Months Ended	Cumulative Amount
(In millions)	Balance as of December 31, 2019	March 31, 2020	As of March 31, 2020
2018 restructuring plan
Severance and related expense	$25.4	$2.2	$27.6
Other	45.6	0.1	45.7
Other
Severance and related expense	—	0.7	0.7
Total Restructuring charges	$71.0	$3.0	$74.0

The restructuring expense for 2018 restructuring plan is primarily associated with the JBT FoodTech segment, and is excluded from the calculation of segment operating profit. Expense incurred during the three months ended March 31, 2020 primarily relates to costs to streamline operations and consulting fees as a direct result of the plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2020:

		Impact to Earnings
(In millions)	Balance as of December 31, 2019	Charged to Earnings	Release of Liability	Payments Made	Balance as of March 31, 2020
2018 restructuring plan
Severance and related expense	$4.2	$2.2	$(0.6)	$(2.5)	3.3
Other	1.5	0.1	(0.4)	(1.1)	0.1
Other
Severance and related expense	—	0.7	—	—	0.7
Total	$5.7	$3.0	$(1.0)	$(3.6)	4.1

The Company released $1.0 million of liability during the three months ended March 31, 2020 which it no longer expects to pay in connection with the 2018 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company entered into an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of its newly acquired business, Prime. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.8 million and $3.9 million, respectively.

NOTE 16. SUBSEQUENT EVENTS

On April 15, 2020, the Company entered into one forward starting interest rate swap with a notional amount of $50 million covering the period beginning May 7, 2020 to May 7, 2025. This interest rate swap fixes the interest rate applicable to certain of its variable-rate debt. The agreement swaps one-month LIBOR for fixed rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to the expected impact of the COVID-19 pandemic on our business and our results of operations, our plans to mitigate the impact of the pandemic, our strategic plans, our restructuring plans and expected cost savings from those plans, our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:

•	the duration of the COVID-19 pandemic and the effects of the pandemic on our ability to operate our business and facilities, on our customers, on our supply chains and on the economy generally;

•	fluctuations in our financial results;

•	unanticipated delays or acceleration in our sales cycles;

•	deterioration of economic conditions;

•	disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	changes to trade regulation, quotas, duties or tariffs;

•	risks associated with current and future acquisitions;

•	potential effects of the U.K.’s exit from the E.U.;

•	fluctuations in in currency exchange rates;

•	difficulty in implementing our business strategies;

•	increases in energy or raw material prices and availability of raw materials;

•	changes in food consumption patterns;

•	impacts of pandemic illnesses, food borne illnesses and diseases to various agricultural products;

•	weather conditions and natural disasters;

•	impact of climate change and environmental protection initiatives;

•	risks related to corporate social responsibility;

•	our ability to comply with the laws and regulations governing our U.S. government contracts;

•	acts of terrorism or war;

•	termination or loss of major customer contracts and risks associated with fixed-price contracts;

•	customer sourcing initiatives;

•	competition and innovation in our industries;

•	our ability to develop and introduce new or enhanced products and services and keep pace with technological developments;

•	difficulty in developing, preserving and protecting our intellectual property or defending claims of infringement;

•	catastrophic loss at any of our facilities and business continuity of our information systems;

•	cyber-security risks;

•	loss of key management and other personnel;

•	potential liability arising out of the installation or use of our systems;

•	our ability to comply with U.S. and international laws governing our operations and industries;

•	increases in tax liabilities;

•	work stoppages;

•	fluctuations in interest rates and returns on pension assets;

•	availability of and access to financial and other resources; and

•
the factors described under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

In addition, many of our Risk Factors and uncertainties are currently amplified by and will continue to be amplified by the COVID-19 pandemic. Given the highly fluid nature of the COVID-19 pandemic, it is not possible to predict all such Risk Factors and uncertainties and there may be additional risks that we consider material or which are unknown. Refer to the section below titled “Impact of COVID-19 on our Business” as well as Item IA. Risk Factors in this Form 10-Q for additional information. If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.
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

•
Execute Impact Initiatives. We are enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of products. In AeroTech, we plan to continue to develop advanced military product offering and customer support capability to service global military customers. Additionally, our impact initiatives are designed to support the reduction in operating costs including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organizational structure.

•
Maintain a Disciplined Acquisition Program. We are also continuing our strategic acquisition program focused on companies that add complementary products, which enable us to offer more comprehensive solutions to customers, and meet our strict economic criteria for returns and synergies.

We developed the JBT Operating System in 2018, introducing a new level of process rigor across the Company beginning in 2019. The system is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious food resources; and giving back to the communities where we live and work. Both our FoodTech equipment and AeroTech equipment businesses have significant growth potential related to clean technologies. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help customers meet their environmental objectives. We know we can do more. We have commenced a comprehensive evaluation to determine which ESG topics are most pressing for our business. We are gathering input from investors, customers, employees and other stakeholders. The result will be a materiality matrix informing our development of an ESG strategy, balanced to ensure we invest responsibly in initiatives that can address the risks, and opportunities, presented by ESG.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, segment EBITDA (adjusted when appropriate) and segment EBITDA margins.

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption and will adversely affect our business. The following uncertainties exist and may continue to have a significant impact on our overall financial results:

•	our ability to obtain supplies needed for the manufacture of our products and execution of services;

•	our ability to secure logistics to and from our facilities and associated approvals and documentation;

•	our ability to access customer locations in order to execute installations, new product deliveries, maintenance and repair services;

•
our ability to efficiently operate our facilities and meet customer obligations due to modified employee work patterns resulting from social distancing guidelines, absence due to illness or government ordered closures;

•
limitations on the ability of our customers to conduct their business, and resulting impacts to our customers' purchasing patterns, from food and travel disruption, social distancing guidelines, absence due to illness or government ordered closures; and

•	limitations on the ability of our customers to meet their financial obligations to JBT.

Specifically, as a result of the global shelter in place and social distancing requirements, the food industry is currently experiencing a significant rise in retail demand driven by packaged food purchases, which is offset by a decline in demand for food service due to the decline in restaurant, travel and school activity. While our FoodTech customers are present in both the retail and food services channels, the significant shift in demand creates volatility and uncertainty in our customer's purchasing patterns. For AeroTech, a significant portion of the business is correlated to the passenger airline industry. Passenger air travel has virtually halted world-wide, which has and will continue to directly impact our mobile equipment and airport services business. While airport infrastructure spending, which is subject to long lead time contracts, remained relatively stable in the first quarter, the rest of the year remains fluid. In both segments, we are also experiencing reduced aftermarket demand as we are unable to access customer facilities due to policies restricting visitors. All of the uncertainties related to the COVID-19 pandemic are impacting companies worldwide, which is driving our customers across both segments to suspend their capital expenditures. These actions are likely to have a significant impact on our inbound orders and on our results of operations for the remainder of 2020. We expect our results of operations to be negatively impacted in the second and third quarters, however due to the rapidly changing and unprecedented nature of the COVID-19 pandemic, we are unable to quantify the impact of the pandemic on our financial results.

Although we can not reasonably estimate the duration and severity of these events or the impact this will have on the global economy or our business, we believe we will emerge from these events well positioned for long-term growth.

Our Strategy to Mitigate Impacts of COVID-19

In light of all these uncertainties, our focus is to preserve liquidity while maintaining our ability to execute as a critical supplier to the essential food and air transportation industries. We are looking at opportunities to increase liquidity by availing ourselves of benefits under the CARES Act including both deferred tax payments and tax credits related to COVID-19 and deferral of contributions to the U.S. pension plan. We are reducing spending more broadly across the company including reductions in bonus and other employee compensation, reduced hiring, furloughs and layoffs, reduced work hours, significantly reducing discretionary spending, and only proceeding with critical capital spending. We have developed contingency plans to further reduce costs and uses of capital if the situation deteriorates.

As of the date of this filing, most of our factories and warehouses remain operational. We have taken steps to protect the health and safety of our workers, including social distancing, work from home and travel restriction policies. Furthermore, we have largely maintained our supply chain to date through our diversified supplier base, and are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our stakeholders.

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

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.
The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Three Months Ended March 31,
(In millions)	2020	2019
Cash provided by continuing operating activities	$13.8	$2.0
Less: capital expenditures	9.2	7.6
Plus: proceeds from sale of fixed assets	0.8	—
Plus: pension contributions	0.2	0.2
Free cash flow (FCF)	$5.6	$(5.4)

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended March 31,
(In millions, except per share data)	2020	2019
Income from continuing operations as reported	$29.0	$19.7

Non-GAAP adjustments
Restructuring expense	2.0	5.9
M&A related cost	2.5	0.7
Impact on tax provision from Non-GAAP adjustments(1)	(1.1)	(1.6)
Adjusted income from continuing operations	$32.4	$24.7

Income from continuing operations as reported	$29.0	$19.7
Total shares and dilutive securities	32.1	32.0
Diluted earnings per share from continuing operations	$0.90	$0.62

Adjusted income from continuing operations	$32.4	$24.7
Total shares and dilutive securities	32.1	32.0
Adjusted diluted earnings per share from continuing operations	$1.01	$0.77

(1)	Impact on income tax provision was calculated using our annual effective tax rate of 24.0% and 24.6% for March 31, 2020 and 2019, respectively.

The tables below provide a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2020	2019
Net income	$29.0	$19.7
Loss from discontinued operations, net of taxes	—	—
Income from continuing operations as reported	29.0	19.7
Income tax provision	8.9	6.5
Interest expense, net	4.8	3.3
Depreciation and amortization	17.5	14.7
EBITDA	60.2	44.2

Restructuring expense	2.0	5.9
Pension expense, other than service cost(1)	1.0	0.5
M&A related cost	2.5	0.7
Adjusted EBITDA	$65.7	$51.3

(1)	Pension expense, other than service cost are excluded from the prior year results to conform to the current year presentation.

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Three Months Ended March 31, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$40.7	$18.5	$(15.5)	$43.7
Restructuring expense	—	—	2.0	2.0
M&A related cost	—	—	2.5	2.5
Adjusted operating profit	40.7	18.5	(11.0)	48.2
Depreciation and amortization	15.6	1.2	0.7	17.5
Adjusted EBITDA	$56.3	$19.7	$(10.3)	$65.7

Revenue	$309.7	$148.0	$—	$457.7
Operating profit %	13.1%	12.5%		9.5%
Adjusted operating profit %	13.1%	12.5%		10.5%
Adjusted EBITDA %	18.2%	13.3%		14.4%

	Three Months Ended March 31, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$38.7	$10.1	$(18.8)	$30.0
Restructuring expense	—	—	5.9	5.9
M&A related cost	0.4	0.3	—	0.7
Adjusted operating profit	39.1	10.4	(12.9)	36.6
Depreciation and amortization	12.9	1.0	0.8	14.7
Adjusted EBITDA	$52.0	$11.4	$(12.1)	$51.3

Revenue	$294.6	$122.9	$—	$417.5
Operating profit %	13.1%	8.2%		7.2%
Adjusted operating profit %	13.3%	8.5%		8.8%
Adjusted EBITDA %	17.7%	9.3%		12.3%

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Revenue	$457.7	$417.5	$40.2	9.6%
Cost of sales	314.7	289.9	(24.8)	(8.6)%
Gross profit	143.0	127.6	15.4	12.1%
Gross profit %	31.2%	30.6%	60 bps
Selling, general and administrative expense	97.3	91.7	(5.6)	(6.1)%
Restructuring expense	2.0	5.9	3.9	66.1%
Operating income	43.7	30.0	13.7	45.7%
Operating income %	9.5%	7.2%	230 bps
Pension expense, other than service cost	1.0	0.5	(0.5)	(100.0)%
Interest expense, net	4.8	3.3	(1.5)	(45.5)%
Income from continuing operations before income taxes	37.9	26.2	11.7	44.7%
Income tax provision	8.9	6.5	(2.4)	(36.9)%
Income from continuing operations	29.0	19.7	9.3	47.2%
Loss from discontinued operations, net of taxes	—	—	—	—%
Net income	$29.0	$19.7	$9.3	47.2%

Total revenue for the three months ended March 31, 2020 increased $40.2 million compared to the same period in 2019. This is a 10% increase, with a 8% gain from acquisitions and 3% growth from organic revenue, partially offset by a 1% unfavorable foreign currency translation.

Operating income margin was 9.5% for the three months ended March 31, 2020 compared to 7.2% in the same period in 2019, an increase of 230 bps, as a result of the following items:

•
Gross profit margin increased 60 bps to 31.2% compared to 30.6% in the same period last year. This increase was the result of favorable mix from acquisitions, productivity improvement and higher pricing.

•
Selling, general and administrative expense increased in dollars due to an increase in amortization expense from new acquisitions and in acquisition costs, partially offset by lower incentive compensation expense and other cost reduction measures. As a percentage of revenue, these expenses have decreased 70 bps to 21.3% compared to 22.0% in the same period last year.

•
Restructuring expense decreased $3.9 million. In the current year, we recorded restructuring expense of $2 million in connection with our 2018 restructuring and other plans described in Note 14. Restructuring. As a percent of revenue, these expenses have declined 100 bps to 0.4% compared to 1.4% in the same period last year.

•	Currency translation reduced operating income by $1.5 million.

Pension expense, other than service cost increased from $0.5 million in 2019 to $1.0 million for the three months ended March 31, 2020, resulting from the decrease in expected return on pension assets and amortization of higher actuarial losses.

Interest expense, net increased $1.5 million driven primarily by higher average debt levels to fund acquisitions that occurred in the second quarter 2019.

Income tax expense for the three months ended March 31, 2020 reflected an effective income tax rate of 24.0% compared to 24.6% in the same period in 2019.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Revenue
JBT FoodTech	$309.7	$294.6	$15.1	5.1%
JBT AeroTech	148.0	122.9	25.1	20.4%
Total revenue	$457.7	$417.5	$40.2	9.6%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$40.7	$38.7	$2.0	5.2%
JBT FoodTech segment operating profit %	13.1%	13.1%	0 bps
JBT AeroTech	18.5	10.1	8.4	83.2%
JBT AeroTech segment operating profit %	12.5%	8.2%	430 bps
Total segment operating profit	59.2	48.8	10.4	21.3%
Total segment operating profit %	12.9%	11.7%	120 bps
Corporate items:
Corporate expense	13.5	12.9	(0.6)	(4.7)%
Restructuring expense	2.0	5.9	3.9	66.1%
Operating income	$43.7	$30.0	$13.7	45.7%
Operating income %	9.5%	7.2%	230 bps

Inbound orders:
JBT FoodTech	$315.5	$309.1
JBT AeroTech	154.6	152.7
Total inbound orders	$470.1	$461.8

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue increased $15.1 million, or 5%, in the first quarter of 2020 compared to 2019. Acquisitions contributed 11% in growth while organic revenues declined 3% from the first quarter of 2019. Unfavorable foreign currency translation resulted in a 3% decline from the first quarter of 2019. Organic revenue declines reflected less production of equipment for protein and dairy customers. Recurring revenues increased organically.
FoodTech operating profit increased $2.0 million in first quarter of 2020 compared to 2019. Operating profit margins remained consistent year over year. Gross profit margins improved by 90 bps primarily from favorable mix from acquisitions. Selling, general and administrative expenses in the first quarter of 2020 were $9.4 million higher than Q1 2019 entirely reflective of costs from acquired companies, including increased amortization. Partially offsetting the acquired selling, general and administrative expense in the first quarter of 2020 was $2.3 million in lower incentive compensation expense as compared to the same period in 2019. Currency translation reduced earnings during the first quarter of 2020 by $1.7 million.

JBT AeroTech

JBT AeroTech's revenue increased $25.1 million, or 20%, in the first quarter of 2020 compared to 2019. Organic growth contributed a 18% increase and revenue from acquisitions contributed a 2% increase from the first quarter of 2019. Currency translation had an immaterial impact. Revenues from our mobile equipment business decreased $4.6 million resulting from a $6.8 million decline in organic sales mostly as a result of lower deicer and aftermarket sales, partly offset by $2.2 million from acquisitions. Revenues from our organic fixed equipment business increased $33.2 million primarily due to higher passenger boarding bridge activity and related products to domestic airports. Service revenues decreased by $3.4 million driven by lower revenues from maintenance contracts.
AeroTech operating profit increased $8.4 million in the first quarter of 2020 compared to 2019. JBT AeroTech's operating profit margin was 13% compared to 8% in the prior year, reflecting an increase of 500 bps. Gross profit margins improved primarily due to leveraging of fixed manufacturing costs, productivity improvements and higher pricing. Selling, general and administrative expenses in 2020 were $1.3 million below 2019, despite an increase of $0.6 million from acquisitions, mostly as a result of cost reduction actions which generated improved leverage of 290bps. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense increased $0.6 million during the three months ended March 31, 2020, compared to the same period in 2019. This year's results were driven primarily by an increase in M&A related costs, offset by a decrease in our incentive compensation accrual. Corporate expense decreased as a percentage of sales from 3.1% in the prior year compared to 2.9% in 2020.

Restructuring

In the first quarter of 2018, we implemented a program ("2018 restructuring plan") to address our global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is in a range of $62 million to $64 million of which we have recognized $61.8 million through March 31, 2020. We expect to recognize the remaining costs by end of the year 2020.

The following table details the cumulative amount of annualized savings and incremental savings for the 2018 restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2019	During the quarter ended March 31, 2020	As of March 31, 2020
Cost of sales	$21.3	$4.3	$25.6
Selling, general and administrative	14.6	1.2	15.8
Total restructuring savings	$35.9	$5.5	$41.4

A portion of the $5.5 million in incremental savings for the three months ended March 31, 2020 was used to fund our JBT Elevate growth initiatives.

For the 2018 restructure plan, we originally expected to generate total annualized savings of approximately $55 million by the end of 2020.  In light of the current environment, the remainder of the expected savings is expected to be delayed beyond the end of the current year.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan with a total estimated cost by the end of the second quarter of $2.0 million. Through March 31, 2020 we have recognized restructuring charges of $0.7 million related to severance primarily within AeroTech.

For additional financial information about restructuring, refer to Note 14. Restructuring of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of March 31, 2020, or cash plus borrowing capacity under our revolving credit facilities was $328.3 million. The cash flows generated by our operations and the revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, dividend payments and other financing requirements. In light of the the COVID-19 pandemic and actions taken in response to the pandemic as described above under "Impact of COVID-19 on our Business", we are taking near-term actions to maintain our liquidity and reduce debt by reducing pension contributions, capital expenditures and operating expenses, as well as foregoing share repurchases and material acquisitions in the second quarter. Additionally, we are pursuing opportunities to increase liquidity by availing ourselves of benefits under the CARES Act including both deferred tax payments and tax credits related to COVID-19. We believe JBT's strong balance sheet and access to capital at March 31, 2020 positions us to navigate through the challenging economic conditions associated with the COVID-19 pandemic.

As of March 31, 2020, we had $75.4 million of cash and cash equivalents, $36.0 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During the three months ended March 31, 2020, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We use the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. There were no loans subject to this IRS guidance during the quarter ended March 31, 2020.

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

Cash Flows

Cash flows for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Cash provided by continuing operating activities	$13.8	$2.0
Cash required by investing activities	(8.4)	(54.9)
Cash provided by financing activities	34.3	53.7
Net cash required by discontinued operations	—	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(3.8)	0.2
Increase in cash and cash equivalents	$35.9	$0.9

Cash provided by continuing operating activities during the three months ended March 31, 2020 was $13.8 million, representing a $11.8 million increase compared to the same period in 2019. The increase was driven primarily by lower restructuring payments, a lower investment in inventory, and higher net income. These were partially offset by a decrease in customer collections for trade receivable and advance payments.

Cash required by investing activities during the three months ended March 31, 2020 was $8.4 million, a decrease of $46.5 million compared to the same period in 2019, primarily due to a decrease in acquisition spending year over year. This was partially offset by higher capital expenditures compared to same period in 2019.

Cash provided by financing activities of $34.3 million during the three months ended March 31, 2020 was primarily due to borrowings to maintain a higher cash balance year over year.

Financing Arrangements

As of March 31, 2020 we had $736.1 million drawn on and $253.7 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of March 31, 2020, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions, and the uncertainties related to the COVID-19 pandemic described above under "Impact of COVID-19 on our Business", will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

As of March 31, 2020 we have entered into one interest rate swap with a notional amount of $50 million expiring in January 2021. This interest rate swap fixes the interest rate applicable to certain of its variable-rate debt, and the agreement swaps one-

month LIBOR for a fixed rate of 1.45%. We have designated this swap as a cash flow hedge and all changes in fair value of the swap is recognized in Accumulated other comprehensive income (loss). As a result, as of March 31, 2020 a portion of our variable rate debt was effectively fixed rate debt, while approximately $686.1 million, or 93%, remained subject to floating, or market, rates.

During the first quarter 2020 we entered into four forward starting interest rate swaps with a combined notional amount of $200 million, covering the period beginning April 7, 2020 to April 7, 2025. Since March 31, 2020, we entered into a fifth forward starting interest rate swap with a notional amount of $50 million, and covering the period of May 7, 2020 through May 7, 2025. As a result, since March 31, 2020, a larger portion of our variable rate debt is now subjected to an average fixed rate of 0.82%, while approximately $436.1 million, or 59%, of our outstanding debt as of March 31, 2020 remains subject to floating interest rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. We have concluded that, as of March 31, 2020, our disclosure controls and procedures were:

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended March 31, 2020.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factor and the factors discussed in item 1A. "Risk Factors" in JBT's Annual Report on Form 10-K for the year ended December 31, 2019.

The recent COVID-19 pandemic could have a material adverse on our business operations, results of operations, cash flows and financial position.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our workforce, customers, suppliers, channels and shareholders. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. Many of our customers' business are experiencing significant disruptions and financial difficulties. We have experienced government-imposed travel restrictions and extended shutdown of businesses, and restrictions in our access to customers and suppliers. Continued disruptions in our customers' businesses have had and could continue to have a negative impact on their demand for our products and services.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (which could include limitations on our operations or mandates to provide products or services); the promotion of social distancing and the adoption of shelter-in-place orders; the impacts on our supply chain; the impact of the pandemic on economic activity; customer demand and buying patterns; delay or cancellation of orders in our pipeline or backlog; the effects of plant closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our plants and other critical functions, particularly if members of our work force are quarantined as a result of exposure; and any impairment in value of our tangible or intangible assets. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risks, including but not limited to cybersecurity risks and risks to our internal controls and financial reporting, and impair our ability to manage our business.

These factors may have a material adverse effect on our financial condition, results of operations, and cash flows. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs. In addition, a material deterioration in our results of operations could impact our ability to meet our debt covenants in our credit agreement. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K, any of which could have a material adverse effect on us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2020:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1, 2020 through January 31, 2020	—	$—	—	$30.0
February 1, 2020 through February 29, 2020	—	—	—	30.0
March 1, 2020 through March 31, 2020	—	—	—	30.0
	—	$—	—	$30.0

(1)
Shares repurchased under a share repurchase program for up to $30 million of common stock that was authorized in 2018 and is set to expire on December 31, 2021. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
3.1	Amendment No. 1 to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on April 9, 2020).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

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
Date: May 1, 2020