Form 10-Q
period 2020-06-30
John Bean Technologies CORP
filed 2020-07-29
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2020
Common Stock, par value $0.01 per share	31,728,451

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenue:
Product revenue	$362.2	$428.0	$762.3	$789.1
Service revenue	49.3	65.3	106.9	121.7
Total revenue	411.5	493.3	869.2	910.8
Operating expenses:
Cost of products	245.2	291.6	518.4	539.8
Cost of services	36.1	46.7	77.6	88.4
Selling, general and administrative expense	80.5	103.7	177.8	195.4
Restructuring expense	2.1	4.3	4.1	10.2
Operating income	47.6	47.0	91.3	77.0
Pension expense, other than service cost	1.0	0.5	2.0	1.0
Interest expense, net	3.5	4.2	8.3	7.5
Income from continuing operations before income taxes	43.1	42.3	81.0	68.5
Income tax provision	10.6	8.3	19.5	14.8
Income from continuing operations	32.5	34.0	61.5	53.7
Loss from discontinued operations, net of taxes	—	0.3	—	0.3
Net income	$32.5	$33.7	$61.5	$53.4

Basic earnings per share:
Income from continuing operations	$1.02	$1.07	$1.92	$1.69
Loss from discontinued operations, net of taxes	—	0.01	—	0.01
Net income	$1.02	$1.06	$1.92	$1.68
Diluted earnings per share:
Income from continuing operations	$1.01	$1.06	$1.92	$1.68
Loss from discontinued operations, net of taxes	—	0.01	—	0.01
Net income	$1.01	$1.05	$1.92	$1.67

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income	$32.5	$33.7	$61.5	$53.4
Other comprehensive (loss) income, net of income taxes
Foreign currency translation adjustments	(0.1)	(2.9)	(25.3)	(3.6)
Pension and other postretirement benefits adjustments	1.3	1.1	2.8	2.8
Derivatives designated as hedges	(2.0)	(0.9)	(4.4)	(1.6)
Other comprehensive (loss) income	(0.8)	(2.7)	(26.9)	(2.4)
Comprehensive income	$31.7	$31.0	$34.6	$51.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$58.0	$39.5
Trade receivables, net of allowances	226.2	288.9
Contract assets	76.4	74.4
Inventories	229.1	245.0
Other current assets	50.5	60.4
Total current assets	640.2	708.2
Property, plant and equipment, net of accumulated depreciation of $314.7 and $308.2, respectively	262.2	265.6
Goodwill	524.2	528.9
Intangible assets, net	303.8	325.9
Other assets	90.6	86.3
Total Assets	$1,821.0	$1,914.9

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$0.1	$0.9
Accounts payable, trade and other	150.4	198.6
Advance and progress payments	101.9	107.0
Accrued payroll	30.8	54.0
Other current liabilities	129.1	114.0
Total current liabilities	412.3	474.5
Long-term debt, less current portion	647.6	698.3
Accrued pension and other postretirement benefits, less current portion	72.3	73.9
Other liabilities	92.2	98.7
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2020 or 2019	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2020: 31,741,607 issued and 31,728,225 outstanding and December 31, 2019: 31,741,607 issued and 31,666,654 outstanding	0.3	0.3
Common stock held in treasury, at cost June 30, 2020: 13,382 shares and December 31, 2019: 74,953 shares	(7.0)	(12.6)
Additional paid-in capital	236.1	241.8
Retained earnings	586.9	532.8
Accumulated other comprehensive loss	(219.7)	(192.8)
Total stockholders' equity	596.6	569.5
Total Liabilities and Stockholders' Equity	$1,821.0	$1,914.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019
Cash flows from operating activities:
Net income	$61.5	$53.4
Loss from discontinued operations, net of taxes	—	0.3
Income from continuing operations	61.5	53.7
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	35.2	30.3
Stock-based compensation	2.1	4.7
Other	4.1	3.1
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	53.5	(4.3)
Inventories	2.6	(13.8)
Accounts payable, trade and other	(46.2)	(36.0)
Advance and progress payments	(3.5)	(34.5)
Accrued pension and other postretirement benefits, net	(0.4)	(3.1)
Other assets and liabilities, net	(7.9)	13.0
Cash provided by continuing operating activities	101.0	13.1
Cash required by discontinued operating activities	—	(0.1)
Cash provided by operating activities	101.0	13.0

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4.5)	(367.8)
Capital expenditures	(16.2)	(17.8)
Proceeds from disposal of assets	1.7	0.6
Cash required by investing activities	(19.0)	(385.0)

Cash flows from financing activities:
Net (payments) proceeds on short-term debt	(0.8)	2.3
Net (payments) proceeds from domestic credit facilities	(50.9)	381.7
Settlement of taxes withheld on stock-based compensation awards	(2.2)	(6.4)
Deferred acquisition payments	—	(3.6)
Dividends	(6.3)	(6.3)
Cash (required) provided by financing activities	(60.2)	367.7

Effect of foreign exchange rate changes on cash and cash equivalents	(3.3)	0.4

Increase (decrease) in cash and cash equivalents	18.5	(3.9)
Cash and cash equivalents, beginning of period	39.5	43.0
Cash and cash equivalents, end of period	$58.0	$39.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended June 30, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2020	$0.3	$(12.6)	$244.3	$557.6	$(218.9)	$570.7
Net income	—	—	—	32.5	—	32.5
Issuance of treasury stock	—	5.6	(5.6)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.6	—	—	—	—	(0.1)	(0.1)
Derivatives designated as hedges, net of income taxes of ($0.5)	—	—	—	—	(2.0)	(2.0)
Pension and other postretirement liability adjustments, net of income taxes of $0.4	—	—	—	—	1.3	1.3
Stock-based compensation expense	—	—	(0.4)	—	—	(0.4)
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Balance at June 30, 2020	$0.3	$(7.0)	$236.1	$586.9	$(219.7)	$596.6

	For the six months ended June 30, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	$0.3	$(12.6)	$241.8	$532.8	$(192.8)	$569.5
Net income	—	—	—	61.5	—	61.5
Issuance of treasury stock	—	5.6	(5.6)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.4)	—	(6.4)
Foreign currency translation adjustments, net of income taxes of ($1.0)	—	—	—	—	(25.3)	(25.3)
Derivatives designated as hedges, net of income taxes of ($1.1)	—	—	—	—	(4.4)	(4.4)
Pension and other postretirement liability adjustments, net of income taxes of $0.9	—	—	—	—	2.8	2.8
Stock-based compensation expense	—	—	2.1	—	—	2.1
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
Balance at June 30, 2020	$0.3	$(7.0)	$236.1	$586.9	$(219.7)	$596.6

	Three months ended June 30, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2019	$0.3	$(19.3)	$248.5	$433.1	$(186.2)	$476.4
Net income	—	—	—	33.7	—	33.7
Issuance of treasury stock	—	4.9	(4.9)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.1)	—	(3.1)
Foreign currency translation adjustments, net of income taxes of $0.2	—	—	—	—	(2.9)	(2.9)
Derivatives designated as hedges, net of income taxes of ($0.5)	—	—	—	—	(0.9)	(0.9)
Pension and other postretirement liability adjustments, net of income taxes of $0.4	—	—	—	—	1.1	1.1
Stock-based compensation expense	—	—	2.1	—	—	2.1
Taxes withheld on issuance of stock-based awards	—	—	(6.4)	—	—	(6.4)
Balance at June 30, 2019	$0.3	$(14.4)	$239.3	$463.7	$(188.9)	$500.0

	For the six months ended June 30, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	$0.3	$(19.3)	$245.9	$416.5	$(186.5)	$456.9
Net income	—	—	—	53.4	—	53.4
Issuance of treasury stock	—	4.9	(4.9)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.2)	—	(6.2)
Foreign currency translation adjustments, net of income taxes of ($0.6)	—	—	—	—	(3.6)	(3.6)
Derivatives designated as hedges, net of income taxes of ($0.6)	—	—	—	—	(1.6)	(1.6)
Pension and other postretirement liability adjustments, net of income taxes of $1.0	—	—	—	—	2.8	2.8
Stock-based compensation expense	—	—	4.7	—	—	4.7
Taxes withheld on issuance of stock-based awards	—	—	(6.4)	—	—	(6.4)
Balance at June 30, 2019	$0.3	$(14.4)	$239.3	$463.7	$(188.9)	$500.0

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

The changes in the allowance for credit losses during the three and six months ended June 30, 2020 were not material.

The following policies are included as interim disclosures in light of the economic environment caused by the novel coronavirus COVID-19 ("COVID-19") outbreak and its impact on business generally, the food and beverage and airline industries more specifically, and JBT.

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

The Company evaluated whether there has been a change in circumstances as of June 30, 2020 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future profitability and market conditions. At this time, the impact of COVID-19 on JBT's forecasts is uncertain and increases the subjectivity that will be involved in evaluating goodwill for potential impairment. The Company does expect declines in reporting unit fair values as a result of delayed demand for JBT's products, driving lower revenues and operating income across JBT. However, given the significant difference between the reporting unit fair values and their carrying values in the most recent quantitative analyses, as well as expected long-term recovery within all reporting units, management does not believe that these events are severe enough to result in an impairment trigger. The Company will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for impairment.

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

The Company has evaluated the current environment as of June 30, 2020 and has concluded there are no events or circumstances that have occurred that would warrant a revision to the remaining useful lives of the finite-lived intangible assets, nor a concern with the recoverability of the carrying values of the finite and indefinite-lived intangibles. The Company will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

We have evaluated the current environment as of June 30, 2020 and have concluded there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

NOTE 2. ACQUISITIONS

During 2019 and 2020 the Company acquired 100% of voting equity of four businesses for an aggregate consideration of $387.9 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

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

May 29, 2020	Asset	MARS Food Processing Solutions, LLC	Denver, North Carolina	JBT FoodTech

A provider of solutions for monitoring and managing the efficiency of poultry processing plants.

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

	Proseal(1)	Prime(1)	LEKTRO(2)	Total
(In millions)
Financial assets	$46.4	$12.9	$4.2	$63.5
Inventories	24.8	11.6	7.0	43.4
Property, plant and equipment	22.2	1.5	0.3	24.0
Other intangible assets (3)	91.5	28.4	19.4	139.3
Deferred taxes	(19.2)	—	(4.9)	(24.1)
Financial liabilities	(35.3)	(21.0)	(4.6)	(60.9)
Total identifiable net assets	$130.4	$33.4	$21.4	$185.2

Cash consideration paid	$264.5	$60.6	$48.3	$373.4
Contingent consideration (4)	14.7	1.3	—	16.0
Holdback payment due to seller	—	0.9	—	0.9
Total consideration	279.2	62.8	48.3	390.3
Cash acquired	4.3	1.4	1.7	7.4
Net consideration	$274.9	$61.4	$46.6	$382.9

Goodwill (5)	$148.8	$29.4	$26.9	$205.1

(1)	The purchase accounting for Proseal and Prime was complete as of March 31, 2020. During the quarter ended March 31, 2020, there were no significant measurement period adjustments.

(2)	The purchase accounting for LEKTRO was final as of December 31, 2019.

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
The Prime purchase agreement includes contingent payments due to the sellers to the extent the Prime results exceed certain earnings targets. These payments are based on the achievement of earnings target ranges for the respective year that resulted in no payment for the earnout period of calendar year 2019 and would result in a payment of $0 million to $0.5 million for the earnout period of calendar year 2020. Acquisition date fair value of these contingent payments was determined at $1.3 million for Prime.
Refer to Note 9. Fair Value Of Financial Instruments for a description of how these values for contingent consideration obligations were determined.

(5)	The Company expects goodwill of $58.9 million from these acquisitions to be deductible for income tax purposes.
During the second quarter of 2020, we acquired certain assets and liabilities of MARS Food Processing Solutions, LLC ("MARS"). This transaction was accounted for as a business combination with a purchase price of $5 million. The Company expects goodwill of $3.3 million from this acquisition to be deductible for income tax purposes. The MARS acquisition allows us to offer our protein customers proprietary solutions for monitoring and managing the efficiency of poultry processing plants.

Pro forma Financial Information (unaudited)

The Company's acquisition of Proseal was material to its overall results and as such the Company is required under ASC 805, Business Combinations, to present pro forma information. The following information reflects the results of the Company’s operations for the three and six months ended June 30, 2020 and 2019 on a pro forma basis as if the acquisition of Proseal had been completed on January 1, 2018. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquire intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenue
Pro forma	$411.5	$509.5	$869.2	$949.2
As reported	411.5	493.3	869.2	910.8
Income from continuing operations
Pro forma	$32.5	$35.5	$61.5	$56.3
As reported	32.5	34.0	61.5	53.7
Income from continuing operations per share
Pro forma
Basic	$1.02	$1.11	$1.92	$1.76
Fully diluted	1.01	1.11	1.92	1.76
As reported
Basic	$1.02	$1.07	$1.92	$1.69
Fully diluted	1.01	1.06	1.92	1.68

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2018, and does not purport to project actual consolidated results of operations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2019	$490.9	$38.0	$528.9
Acquisitions	3.6	—	3.6
Currency translation	(8.1)	(0.2)	(8.3)
Balance as of June 30, 2020	$486.4	$37.8	$524.2

Intangible assets consisted of the following:

	June 30, 2020		December 31, 2019
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$249.5	$71.5	$251.3	$61.9
Patents and acquired technology	142.4	54.2	138.7	48.5
Trademarks	37.2	15.5	38.0	11.6
Non-amortizing intangible assets	15.5	—	15.6	—
Other	9.5	9.1	16.7	12.4
Total intangible assets	$454.1	$150.3	$460.3	$134.4

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2020	December 31, 2019
Raw materials	$92.8	$100.8
Work in process	70.1	65.8
Finished goods	137.4	149.5
Gross inventories before LIFO reserves and valuation adjustments	300.3	316.1
LIFO reserves	(48.9)	(49.5)
Valuation adjustments	(22.3)	(21.6)
Net inventories	$229.1	$245.0

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Service cost	$0.6	$0.5	$1.1	$0.9
Interest cost	2.3	2.9	4.6	5.5
Expected return on plan assets	(3.3)	(3.8)	(6.6)	(7.6)
Amortization of net actuarial losses	2.0	1.4	4.0	3.1
Net periodic cost	$1.6	$1.0	$3.1	$1.9

The Company expects to contribute up to $5 million to its pension and other post-retirement benefit plans in 2020, all of which would be contributed to its U.S. qualified pension plan. The Company did not make a contribution to its U.S. qualified pension plan during the six months ended June 30, 2020.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2020 and 2019 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, March 31, 2020	$(145.5)	$(2.3)	$(71.1)	$(218.9)
Other comprehensive income (loss) before reclassification	—	(2.3)	0.5	(1.8)
Amounts reclassified from accumulated other comprehensive income	1.3	0.3	(0.6)	1.0
Ending balance, June 30, 2020	$(144.2)	$(4.3)	$(71.2)	$(219.7)

(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2020 were $1.7 million of charges to pension expense, other than service cost, net of $0.4 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.4 million of interest expense, net of $0.1 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2020 were $0.7 million of benefit in interest expense, net of $0.1 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2019 were $1.5 million of charges to pension expense, other than service cost, net of $0.4 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.5 million of benefit in interest expense, net of $0.2 million in provision for income taxes. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2019 were $0.8 million of benefit in interest expense, net of $0.2 million in provision for income taxes.

Changes in the AOCI balances for the six months ended June 30, 2020 and 2019 are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2019	$(147.0)	$0.1	$(45.9)	$(192.8)
Other comprehensive income (loss) before reclassification	—	(4.7)	(24.2)	(28.9)
Amounts reclassified from accumulated other comprehensive income	2.8	0.3	(1.1)	2.0
Ending balance, June 30, 2020	$(144.2)	$(4.3)	$(71.2)	$(219.7)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2020 were $3.7 million of charges to pension expense, other than service cost, net of $0.9 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.4 million of interest expense, net of $0.1 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the six months ended June 30, 2020 were $1.4 million of benefit in interest expense, net of $0.3 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2019 were $3.2 million of charges to pension expense, other than service cost, net of $0.8 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.0 million of benefit in interest expense, net of $0.3 million in provision for income taxes. Reclassification adjustments for foreign currency translation related to net investment hedges for the six months ended June 30, 2019 were $1.4 million of benefit in interest expense, net of $0.4 million in provision for income taxes.

NOTE 7. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The majority of the Company's contracts are completed within twelve months. For performance obligations that extend beyond one year, the Company estimated that $205.9 million in revenue is expected to be recognized in the future periods related to remaining performance obligations as of June 30, 2020. The Company expects to complete these obligations and recognize 59% of the remaining transaction price in 2020, 25% of the remaining transaction price in 2021 and the remainder in 2022. The Company has elected the following optional exemptions from the remaining performance obligation disclosures:

•	Contracts that have an original expected duration of one year or less; and

•	Performance obligations related to revenue recognized over time using the as-invoiced practical expedient.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$147.7	$32.9	$301.4	$78.6
Non-recurring (1)	155.1	75.8	311.1	178.1
Total	302.8	108.7	612.5	256.7

Geographical Region (2)
North America	167.1	94.8	321.2	225.2
Europe, Middle East and Africa	88.2	7.5	187.8	18.1
Asia Pacific	32.0	5.8	67.4	11.5
Latin America	15.5	0.6	36.1	1.9
Total	302.8	108.7	612.5	256.7

Timing of Recognition
Point in Time	141.7	47.5	290.1	124.6
Over Time	161.1	61.2	322.4	132.1
Total	302.8	108.7	612.5	256.7

	Three Months Ended		Six Months Ended
	June 30, 2019		June 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$145.4	$51.9	$278.7	$102.8
Non-recurring (1)	197.9	98.0	359.2	170.0
Total	343.3	149.9	637.9	272.8

Geographical Region (2)
North America	179.6	125.0	335.7	219.9
Europe, Middle East and Africa	91.6	20.1	171.0	43.5
Asia Pacific	44.0	4.0	81.7	8.1
Latin America	28.1	0.8	49.5	1.3
Total	343.3	149.9	637.9	272.8

Timing of Recognition
Point in Time	160.0	86.5	306.0	155.1
Over Time	183.3	63.4	331.9	117.7
Total	343.3	149.9	637.9	272.8

(1) Aftermarket parts and services and revenue from lease and long-term service contracts are considered recurring revenue. Non-recurring revenue includes new equipment and installation.

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	June 30, 2020	December 31, 2019
Contract assets	$76.4	$74.4
Contract liabilities	90.9	92.5

	June 30, 2019	December 31, 2018
Contract assets	83.6	70.3
Contract liabilities	101.7	124.5

The revenue recognized during the six months ended June 30, 2020 and 2019 that was included in contract liabilities at the beginning of the period amounted to $68.4 million and $98.4 million, respectively. The change from December 31, 2019 and December 31, 2018 is driven by the timing of advance and milestone payments received from customers and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Basic earnings per share:
Income from continuing operations	$32.5	$34.0	$61.5	$53.7
Weighted average number of shares outstanding	32.0	31.9	31.9	31.9
Basic earnings per share from continuing operations	$1.02	$1.07	$1.92	$1.69
Diluted earnings per share:
Income from continuing operations	$32.5	$34.0	$61.5	$53.7
Weighted average number of shares outstanding	32.0	31.9	31.9	31.9
Effect of dilutive securities:
Restricted stock	—	0.1	0.2	0.1
Total shares and dilutive securities	32.0	32.0	32.1	32.0
Diluted earnings per share from continuing operations	$1.01	$1.06	$1.92	$1.68

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2020				As of December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.9	$13.9	$—	$—	$14.3	$14.3	$—	$—
Derivatives	16.5	—	16.5	—	12.0	—	12.0	—
Total assets	$30.4	$13.9	$16.5	$—	$26.3	$14.3	$12.0	$—
Liabilities:
Derivatives	$14.1	$—	$14.1	$—	$2.8	$—	$2.8	$—
Contingent consideration	16.1	—	—	16.1	17.4	—	—	17.4
Total liabilities	$30.2	$—	$14.1	$16.1	$20.2	$—	$2.8	$17.4

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet. Investments include an unrealized loss of $0.4 million as of June 30, 2020 and unrealized gain of $1.8 million as of December 31, 2019.

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

The following table provides a summary of changes in fair value of contingent consideration during the six months ended June 30, 2020:

Six months ended
June 30, 2020
Beginning balance	$17.4
Acquisitions	—
Measurement adjustments recorded to earnings	(0.1)
Foreign currency translation adjustment	(1.2)
Ending balance	$16.1

The fair value of contingent consideration obligations as of June 30, 2020 was $16.1 million included in other current liabilities within the Balance Sheet.

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

Foreign Exchange: the Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at June 30, 2020 of $498.2 million, as hedges and therefore does not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of June 30, 2020		As of December 31, 2019
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$6.2	$8.3	$5.7	$3.5

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

As of June 30, 2020 and December 31, 2019, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2020
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$16.1	$—	$16.1	$(3.6)	$12.5

(In millions)	As of June 30, 2020
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$13.3	$—	$13.3	$(3.6)	$9.7

(In millions)	As of December 31, 2019
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$12.0	$—	$12.0	$(2.1)	$9.9

(In millions)	As of December 31, 2019
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.8	$—	$2.8	$(2.1)	$0.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2020	2019	2020	2019
Foreign exchange contracts	Revenue	$2.3	$(1.0)	$(2.3)	$(3.1)
Foreign exchange contracts	Cost of sales	(2.9)	0.4	(0.1)	1.2
Foreign exchange contracts	Selling, general and administrative expense	0.9	(1.7)	1.3	(1.7)
Total		0.3	(2.3)	(1.1)	(3.6)
Remeasurement of assets and liabilities in foreign currencies		(1.2)	1.3	1.8	1.6
Net gain (loss) on foreign currency transactions		$(0.9)	$(1.0)	$0.7	$(2.0)

Interest Rates: The Company has entered into one interest rate swap executed in January 2016 with a notional amount of $50 million expiring in January 2021, four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. These interest rate swaps fix the interest rate applicable to certain of the Company's variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss).

At June 30, 2020, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other current liabilities of $0.4 million, other liabilities of $5.4 million, and as accumulated other comprehensive loss, net of tax, of $4.3 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the six months ended June 30, 2020 and 2019, gains recorded in interest expense, net under the cross currency swap agreement were $1.4 million.
At June 30, 2020, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $10.4 million and as accumulated other comprehensive income, net of tax, of $7.7 million.

Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2020, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description Of Business And Basis Of Presentation for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and Non-current receivables.

NOTE 11. LEASES

The following table provides the required information regarding operating leases for which the Company is lessor.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Fixed payment revenue	$16.3	$16.9	$32.6	$32.9
Variable payment revenue	3.7	5.2	8.8	10.6
Total	$20.0	$22.1	$41.4	$43.5

Sales-type lease revenue was $2.1 million and $3.6 million for the three and six months ended June 30, 2020, respectively. There was an immaterial amount of sales-type revenue for the ended three and six months ended June 30, 2019.

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

In 2013, the Company received a notice of examination from the Delaware Department of Finance commencing an examination of the Company's books and records to determine compliance with Delaware unclaimed property law. The examination was not complete when, in 2017, Delaware promulgated a law which permitted companies an election to convert an examination to a review under the Secretary of State’s voluntary disclosure agreement program. The Company had, in December 2017, elected this alternative and has now concluded that our obligation is immaterial.  We submitted our conclusions to the Secretary of State in December 2019 and received notice of the Secretary of State's agreement of the amount owed and closure of the examination in June 2020.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $144.5 million at June 30, 2020, represent guarantees of future performance. The Company has also provided $7.6 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within two years and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of June 30, 2020, the gross value of such arrangements was $2.9 million, of which its net exposure under such guarantees was $0.1 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$11.7	$12.3	$12.0	$13.5
Expense for new warranties	3.9	2.9	6.9	6.1
Adjustments to existing accruals	(0.6)	0.1	(0.4)	(1.2)
Claims paid	(3.0)	(3.5)	(6.4)	(6.9)
Added through acquisition	(0.1)	0.6	—	1.0
Translation	0.1	—	(0.1)	(0.1)
Balance at end of period	$12.0	$12.4	$12.0	$12.4

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

Segment operating profit is defined as total segment revenue less segment operating expense. Business segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Revenue
JBT FoodTech	$302.8	$343.3	$612.5	$637.9
JBT AeroTech	108.7	149.9	256.7	272.8
Other revenue and intercompany eliminations	—	0.1	—	0.1
Total revenue	411.5	493.3	869.2	910.8

Income before income taxes
Segment operating profit:
JBT FoodTech	49.0	51.3	89.7	90.0
JBT AeroTech	10.3	17.9	28.8	28.0
Total segment operating profit	59.3	69.2	118.5	118.0
Corporate items:
Corporate expense (1)	9.6	17.9	23.1	30.8
Restructuring expense (2)	2.1	4.3	4.1	10.2
Operating income	47.6	47.0	91.3	77.0

Pension expense, other than service cost	1.0	0.5	2.0	1.0
Interest expense, net	3.5	4.2	8.3	7.5
Income from continuing operations before income taxes	$43.1	$42.3	$81.0	$68.5

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

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is in the range of $62 million to $64 million. We have recognized cumulative restructuring charges of $62.3 million, net of cumulative releases of the related liability of $11.6 million, through June 30, 2020. We expect to recognize the remaining costs by end of the year 2020.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan with a total estimated cost of $2.3 million. Through June 30, 2020, we have recognized restructuring charges of $2.3 million related to severance primarily within the JBT AeroTech segment and which are excluded from the calculation of segment operating profit. We expect to complete payments for this plan by third quarter of 2020.

The following table details the amounts reported in restructuring expense for the active restructuring plans on the consolidated statement of income since the implementation of this plan:

	Cumulative Amount	For the Three Months Ended		Cumulative Amount
(In millions)	Balance as of December 31, 2019	March 31, 2020	June 30, 2020	June 30, 2020
2018 restructuring plan
Severance and related expense	$25.4	$2.2	$0.1	$27.7
Other	45.6	0.1	0.5	46.2
Other
Severance and related expense	—	0.7	1.6	2.3
Total Restructuring charges	$71.0	$3.0	$2.2	$76.2

The restructuring expense for the 2018 restructuring plan is primarily associated with the JBT FoodTech segment, and is excluded from the calculation of segment operating profit. Expense incurred during the six months ended June 30, 2020 primarily relates to costs to streamline operations as a direct result of the plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2020:

		Impact to Earnings
(In millions)	Balance as of December 31, 2019	Charged to Earnings	Release of Liability	Payments Made	Balance as of June 30, 2020
2018 restructuring plan
Severance and related expense	$4.2	$2.3	$(0.7)	$(4.4)	1.4
Other	1.5	0.6	(0.4)	(1.6)	0.1
Other
Severance and related expense	—	2.3	—	(1.0)	1.3
Total	$5.7	$5.2	$(1.1)	$(7.0)	2.8

The Company released $1.1 million of liability during the six months ended June 30, 2020 which it no longer expects to pay in connection with the 2018 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company entered into an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of its newly acquired business, Prime. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.7 million and $3.9 million, respectively.

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

In addition, many of our Risk Factors and uncertainties are currently amplified by and will continue to be amplified by the COVID-19 pandemic. Given the highly fluid nature of the COVID-19 pandemic, it is not possible to predict all such Risk Factors and uncertainties and there may be additional risks that we consider immaterial or which are unknown. Refer to the section below titled “Impact of COVID-19 on our Business” as well as Item IA. Risk Factors in this Form 10-Q for additional information. If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.
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

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious food resources; and giving back to the communities where we live and work. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help customers meet their environmental objectives.We recognize the responsibility we have to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have commenced a comprehensive evaluation to determine which ESG topics are most pressing for our business. We are gathering input from investors, customers, employees and other stakeholders. The result will be a materiality matrix informing our development of an ESG strategy, balanced to ensure we invest responsibly in initiatives that can address the risks, and opportunities, presented by ESG.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, segment EBITDA (adjusted when appropriate) and segment EBITDA margins.

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption and has adversely affected our business. The following uncertainties exist and may continue to have a negative impact on our overall financial results:

•	our ability to obtain raw material from domestic and international suppliers required to manufacture our products and execution of services;

•	our ability to secure inbound and outbound logistics to and from our facilities, with additional delays linked to international border crossings and the associated approvals and documentation;

•	our ability to access customer locations in order to execute installations, new product deliveries, maintenance and repair services;

•
our ability to efficiently operate our facilities and meet customer obligations due to modified employee work patterns resulting from social distancing guidelines, absence due to illness and/or government ordered closures;

•
limitations on the ability of our customers to conduct their business, and resulting impacts to our customers' purchasing patterns, from food and travel disruption, social distancing guidelines, absence due to illness or government ordered closures; and

•	limitations on the ability of our customers to meet their financial obligations to JBT.

Specifically, when compared to the prior year, and as a result of the global shelter in place and social distancing requirements, the food industry has experienced a notable rise in retail demand driven by packaged food purchases. This increase in demand is offset by a continued decline in demand for food service due to the reduced restaurant, travel and school activity. While our FoodTech customers are present in both the retail and food services channels, this shift in demand creates volatility and uncertainty in our customer's purchasing patterns. Our inbound FoodTech orders in the second quarter were significantly lower than in the first quarter of 2020, as our customers focused on keeping their daily operations running. Our Protein business was especially challenged because the meat processing industry, which has a relatively low level of automation, was negatively impacted by plant slowdowns and shutdowns as a result of the pandemic. Although the pandemic significantly impacted our results of operations in this business, we also believe it presents an opportunity to accelerate initiatives that were previously underway to bring automation solutions to the Protein market. Our customers’ Liquid foods equipment is more highly automated, and end products such as juice, canned foods and ready meals remain in high retail demand during the pandemic. As a result, we are starting to observe increased demand for capacity upgrades, parts and maintenance in this business.

For AeroTech, a large portion of the business is correlated to the passenger airline industry. Passenger air travel had virtually halted world-wide as of the end of the first quarter, slowly began to resume as areas re-open during the second quarter, but is still not nearing pre-pandemic levels. This has continued to directly impact our mobile equipment and airport services business, and we expect this impact of the pandemic to continue for the remainder of the year. Airport infrastructure spending, which is subject to long lead time contracts, remained relatively stable in the first and second quarters, and, although our projections have more uncertainty than in pre-pandemic periods, we expect demand and inbound orders for these products to continue through 2020.

In both segments, we are also experiencing reduced aftermarket demand as we have less access to customer facilities due to policies restricting visitors. We have begun to see improvement in certain areas of the world as countries and regions reopen, but these improvements may not continue if there is a resurgence in COVID-19 cases and restrictions are reinstated. All of the uncertainties related to the COVID-19 pandemic are impacting companies worldwide, which is driving our customers across both segments to continue to reduce or suspend their capital expenditures. These actions have had an adverse impact on our inbound orders in the second quarter, and are expected to have an adverse impact on our results of operations for the remainder of 2020. However, in the third quarter of 2020 we expect inbound orders to increase compared to the second quarter of 2020, driven largely by demand for replacement equipment.

Furthermore, the risk of an outbreak of COVID-19 in a single plant location may lead to a temporary shut-down, which would negatively impact our results. However, there is no concentration across our manufacturing facilities such that a single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration and severity of these events or the impact this will have on the global economy or our business, we believe we will emerge from these events well-positioned for long-term growth. For a discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position” in Item 1A. Risk Factors of this Quarterly Report.

Our Strategy to Mitigate Impacts of COVID-19

In light of these uncertainties, our focus is to preserve liquidity while maintaining our ability to execute as a critical supplier to the essential food and air transportation industries. We have implemented incremental controls to further support our disciplined approach to working capital management. We are availing ourselves of benefits under the CARES Act including both deferred tax payments and tax credits related to COVID-19, as well as deferral of contributions to the U.S. defined benefit pension plan as a way to increase liquidity. We are reducing spending more broadly across the company including reductions in bonus and other employee compensation, reduced hiring, implemented furloughs and layoffs, reduced work hours, significantly reducing discretionary spending and travel, and limiting capital spending to critical needs. Human capital related cost reductions such as reductions in bonus and other employee compensation have been implemented company-wide, with a focus on reducing discretionary spending for the company as a whole. Furloughs and lay-offs are driven by individual business unit needs, and are based largely on current and anticipated customer demand within that business. We have developed contingency plans to further reduce costs and use of capital if the situation deteriorates. In addition, we are prepared to restore a portion of this spending as demand returns.

As of the date of this filing, most of our factories, suppliers and warehouses remain operational. We have taken a number of steps under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities, including daily symptoms screening for clearance to work, social distancing in our workplaces, face covering requirements where social distancing is not possible, facilitation of work from home arrangements for our employees who can perform work functions remotely, and global travel restrictions consistent with CDC and local government guidelines. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce the protocols and policies designed to keep our employees safe, and maintain our business operations. Furthermore, we have largely maintained our supply chain to date through our geographically diversified supplier base, and are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic. Despite reduced capital expenditures and cost cutting measures, we have protected our investment in product development most notably as it relates to accelerated demand for labor-saving automation. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our other stakeholders.
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

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.
The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Six Months Ended June 30,
(In millions)	2020	2019
Cash provided by continuing operating activities	$101.0	$13.1
Less: capital expenditures	16.2	17.8
Plus: proceeds from sale of fixed assets	1.7	0.6
Plus: pension contributions	0.4	3.1
Free cash flow (FCF)	$86.9	$(1.0)

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2020	2019	2020	2019
Income from continuing operations as reported	$32.5	$34.0	$61.5	$53.7

Non-GAAP adjustments
Restructuring expense	2.1	4.3	4.1	10.2
M&A related cost	1.0	10.8	3.5	11.5
Impact on tax provision from Non-GAAP adjustments(1)	(0.7)	(3.7)	(1.8)	(5.3)
Adjusted income from continuing operations	$34.9	$45.4	$67.3	70.1

Income from continuing operations as reported	$32.5	$34.0	61.5	53.7
Total shares and dilutive securities	32.0	32.0	32.1	32.0
Diluted earnings per share from continuing operations	$1.01	$1.06	1.92	1.68

Adjusted income from continuing operations	$34.9	$45.4	67.3	70.1
Total shares and dilutive securities	32.0	32.0	32.1	32.0
Adjusted diluted earnings per share from continuing operations	$1.09	$1.42	2.10	2.19

(1)	Impact on income tax provision was calculated using our annual effective tax rate of 23.8% and 24.5% for June 30, 2020 and 2019, respectively.

The tables below provide a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income	$32.5	$33.7	$61.5	$53.4
Loss from discontinued operations, net of taxes	—	0.3	—	0.3
Income from continuing operations as reported	32.5	34.0	61.5	53.7
Income tax provision	10.6	8.3	19.5	14.8
Interest expense, net	3.5	4.2	8.3	7.5
Depreciation and amortization	17.7	15.6	35.2	30.3
EBITDA	64.3	62.1	124.5	106.3

Restructuring expense	2.1	4.3	4.1	10.2
Pension expense, other than service cost	1.0	0.5	2.0	1.0
M&A related cost	1.0	10.8	3.5	11.5
Adjusted EBITDA	$68.4	$77.7	$134.1	$129.0

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Three Months Ended June 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$49.0	$10.3	$(11.7)	$47.6
Restructuring expense	—	—	2.1	2.1
M&A related cost	0.3	—	0.7	1.0
Adjusted operating profit	49.3	10.3	(8.9)	50.7
Depreciation and amortization	15.6	1.5	0.6	17.7
Adjusted EBITDA	$64.9	$11.8	$(8.3)	$68.4

Revenue	$302.8	$108.7	$—	$411.5
Operating profit %	16.2%	9.5%		11.6%
Adjusted operating profit %	16.3%	9.5%		12.3%
Adjusted EBITDA %	21.4%	10.9%		16.6%

	Six Months Ended June 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$89.7	$28.8	$(27.2)	$91.3
Restructuring expense	—	—	4.1	4.1
M&A related cost	0.3	—	3.2	3.5
Adjusted operating profit	90.0	28.8	(19.9)	98.9
Depreciation and amortization	31.2	2.7	1.3	35.2
Adjusted EBITDA	$121.2	$31.5	$(18.6)	$134.1

Revenue	$612.5	$256.7	$—	$869.2
Operating profit %	14.6%	11.2%		10.5%
Adjusted operating profit %	14.7%	11.2%		11.4%
Adjusted EBITDA %	19.8%	12.3%		15.4%

	Three Months Ended June 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$51.3	$17.9	$(22.2)	$47.0
Restructuring expense	—	—	4.3	4.3
M&A related cost	4.9	0.6	5.3	10.8
Adjusted operating profit	56.2	18.5	(12.6)	62.1
Depreciation and amortization	13.7	1.2	0.7	15.6
Adjusted EBITDA	$69.9	$19.7	$(11.9)	$77.7

Revenue	$343.3	$149.9	$0.1	$493.3
Operating profit %	14.9%	11.9%		9.5%
Adjusted operating profit %	16.4%	12.3%		12.6%
Adjusted EBITDA %	20.3%	13.2%		15.8%

	Six Months Ended June 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$90.0	$28.0	$(41.0)	$77.0
Restructuring expense	—	—	10.2	10.2
M&A related cost	5.3	0.9	5.3	11.5
Adjusted operating profit	95.3	28.9	(25.5)	98.7
Depreciation and amortization	26.6	2.2	1.5	30.3
Adjusted EBITDA	$121.9	$31.1	$(24.0)	$129.0

Revenue	$637.9	$272.8	$0.1	$910.8
Operating profit %	14.1%	10.3%		8.5%
Adjusted operating profit %	14.9%	10.6%		10.8%
Adjusted EBITDA %	19.1%	11.4%		14.2%

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Total revenue	$411.5	$493.3	$(81.8)	(16.6)%
Cost of sales	281.3	338.3	57.0	16.8%
Gross profit	130.2	155.0	(24.8)	(16.0)%
Gross profit %	31.6%	31.4%	20 bps
Selling, general and administrative expense	80.5	103.7	23.2	22.4%
Restructuring expense	2.1	4.3	2.2	51.2%
Operating income	47.6	47.0	0.6	1.3%
Operating income %	11.6%	9.5%	210 bps
Pension expense, other than service cost	1.0	0.5	(0.5)	(100.0)%
Interest expense, net	3.5	4.2	0.7	16.7%
Income from continuing operations before income taxes	43.1	42.3	0.8	1.9%
Income tax provision	10.6	8.3	(2.3)	(27.7)%
Income from continuing operations	32.5	34.0	(1.5)	(4.4)%
Loss from discontinued operations, net of taxes	—	0.3	0.3	100.0%
Net income	$32.5	$33.7	$(1.2)	(3.6)%

Total revenue for the three months ended June 30, 2020 decreased $81.8 million compared to the same period in 2019. This is a 17% decrease, with a 20% decline in organic revenue and a 2% decline due to a negative impact from foreign currency translation, partially offset by a 5% gain from acquisitions. The decline in organic revenue was caused by significant disruption in orders as customers delayed capital expenditures at the onset of the pandemic.

Operating income margin was 11.6% for the three months ended June 30, 2020 compared to 9.5% in the same period in 2019, an increase of 210 bps, as a result of the following items:

•	Gross profit margin increased 20 bps to 31.6% compared to 31.4% in the same period last year. This increase was the result of higher recurring revenue mix for JBT FoodTech.

•
Selling, general and administrative expense decreased in dollars and as a percentage of revenue primarily due to lower acquisition-related costs and cost reduction actions taken during the quarter in reaction to the pandemic, including reduced travel and lower compensation. As a percentage of revenue these expenses have decreased 140 bps from 21.0% in 2019 to 19.6% in 2020.

•	Restructuring expense decreased $2.2 million. As a percent of revenue, these expenses have declined 40 bps to 0.5% compared to 0.9% in the same period last year.

•	Currency translation reduced operating income by $1.8 million.

Pension expense, other than service cost increased from $0.5 million in 2019 to $1.0 million for the three months ended June 30, 2020, resulting from the decrease in expected return on pension assets and amortization of higher actuarial losses.

Interest expense, net decreased $0.7 million resulting from lower interest rates.

Income tax expense for the three months ended June 30, 2020 reflected an effective income tax rate of 23.8% compared to 24.5% in the same period in 2019. In addition, discrete tax expense of $0.6 million and discrete tax benefit of $2.2 million were recognized for the three months ended June 30, 2020 and 2019, respectively, resulting from vesting of stock based compensation awards.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Revenue
JBT FoodTech	$302.8	$343.3	$(40.5)	(11.8)%
JBT AeroTech	108.7	149.9	(41.2)	(27.5)%
Other revenue and intercompany eliminations	—	0.1	(0.1)	(100.0)%
Total revenue	$411.5	$493.3	$(81.8)	(16.6)%
Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$49.0	$51.3	$(2.3)	(4.5)%
JBT FoodTech segment operating profit %	16.2%	14.9%	130 bps
JBT AeroTech	10.3	17.9	(7.6)	(42.5)%
JBT AeroTech segment operating profit %	9.5%	11.9%	-240 bps
Total segment operating profit	59.3	69.2	(9.9)	(14.3)%
Total segment operating profit %	14.4%	14.0%	40 bps
Corporate items:
Corporate expense	9.6	17.9	8.3	46.4%
Restructuring expense	2.1	4.3	2.2	51.2%
Operating income	$47.6	$47.0	$0.6	1.3%
Operating income %	11.6%	9.5%	210 bps

Inbound orders:
JBT FoodTech	$262.7	$307.8
JBT AeroTech	81.9	159.3
Other revenue and intercompany eliminations	—	0.1
Total inbound orders	$344.6	$467.2

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue declined $40.5 million, or 12%, in the second quarter of 2020 compared to 2019. Acquisitions contributed 6% revenue growth while organic revenue declined 16% from the first quarter of 2019. Unfavorable foreign currency translation resulted in a 2% decline from the first quarter of 2019. Organic revenue declines reflected significant disruption in orders and revenue due to business throughout the world delaying capital expenditures at the onset of the pandemic. Organic recurring revenue declined 2% in the second quarter of 2020 compared to 2019, a less steep decline as compared to equipment as most food processing companies sustained critical operations, despite the disruption of the pandemic, requiring maintenance and parts.

FoodTech operating profit declined $2.3 million in second quarter of 2020 compared to 2019. Operating profit margin was 16.2% compared to 14.9% in the prior year, an increase of 130 bps. Gross profit margins improved by 180 bps primarily from a higher recurring revenue mix, which increased from 42% of revenues in second quarter 2019 to 48% of revenues in second quarter 2020, as well as from cost reduction initiatives. Selling, general and administrative expenses in the first quarter of 2020 were $9.0 million lower than 2019, primarily reflective of cost actions taken during the quarter in reaction to the pandemic, including reduced travel and lower compensation. Currency translation reduced comparative earnings during second quarter 2020 by $2.0 million.

JBT AeroTech

JBT AeroTech's revenue declined $41.2 million, or 27%, in the second quarter of 2020 compared to 2019. Revenues from our mobile equipment business accounted for 23% of the decline as a result of lower equipment and aftermarket sales mostly driven by significantly lower customer demand as a result of COVID-19. Revenues from our fixed equipment business were essentially flat due to lower aftermarket sales as a result of COVID-19 offset by higher passenger boarding bridge activity and related products to domestic airports. Service revenues contributed a 4% decline as a result of lower revenues from maintenance contracts mostly as a result of COVID-19. Currency translation had an immaterial impact.

AeroTech operating profit declined $7.6 million in the second quarter of 2020 compared to 2019. JBT AeroTech's operating profit margin was 9.5% compared to 11.9% in the prior year, reflecting a decline of 240 bps. Gross profit margins decreased 290 bps due to a lower mix of aftermarket sales and lost leverage of fixed manufacturing costs as a result of lower revenues which were partly offset by productivity and material cost improvements. Selling, general and administrative expenses in 2020 were $4.4 million below 2019 mostly as a result of cost reduction actions which generated improved leverage of 30 bps despite lower revenues. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense decreased $8.3 million during the three months ended June 30, 2020, compared to the same period in 2019. The decrease was driven primarily by M&A related costs and lower incentive compensation expense. Corporate expense decreased as a percentage of sales from 3.6% in the prior year compared to 2.3% for the three months ended June 30, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Total revenue	$869.2	$910.8	$(41.6)	(4.6)%
Cost of sales	596.0	628.2	32.2	5.1%
Gross profit	273.2	282.6	(9.4)	(3.3)%
Gross profit %	31.4%	31.0%	40 bps
Selling, general and administrative expense	177.8	195.4	17.6	9.0%
Restructuring expense	4.1	10.2	6.1	59.8%
Operating income	91.3	77.0	14.3	18.6%
Operating income %	10.5%	8.5%	200 bps
Pension expense, other than service cost	2.0	1.0	(1.0)	(100.0)%
Interest expense, net	8.3	7.5	(0.8)	(10.7)%
Income from continuing operations before income taxes	81.0	68.5	12.5	18.2%
Income tax provision	19.5	14.8	(4.7)	(31.8)%
Income from continuing operations	61.5	53.7	7.8	14.5%
Loss from discontinued operations, net of taxes	—	0.3	0.3	100.0%
Net income	$61.5	$53.4	$8.1	15.2%

Total revenue for the six months ended June 30, 2020 decreased $41.6 million compared to the same period in 2019. This is a 5% decrease, with a 9% decline in organic revenue and a 2% unfavorable foreign currency translation, partially offset by a 6% gain from acquisitions. The decline in organic revenue was caused by significant disruption in orders as customers delayed capital expenditures at the onset of the pandemic.

Operating income margin was 10.5% for the six months ended June 30, 2020 compared to 8.5% in the same period in 2019, an increase of 200 bps, as a result of the following items:

•
Gross profit margin increased 40 bps to 31.4% compared to 31.0% in the same period last year. This increase was the result of favorable mix with contribution from acquisitions as well as a higher recurring revenue mix for JBT FoodTech.

•
Selling, general and administrative expense decreased in dollars due to cost reduction actions taken in reaction to the pandemic, including reduced travel and lower compensation, and lower acquisition-related costs. As a percentage of revenue, these expenses have decreased 100 bps to 20.5% compared to 21.5% in the same period last year.

•
Restructuring expense decreased $6.1 million. In the current year, we recorded restructuring expense of $4.1 million in connection with our 2018 restructuring and other plans described in Note 14. Restructuring. As a percent of revenue, these expenses have declined 60 bps to 0.5% compared to 1.1% in the same period last year.

•	Currency translation reduced operating income by $3.4 million.

Pension expense, other than service cost increased from $1.0 million in 2019 to $2.0 million for the six months ended June 30, 2020, resulting from the decrease in expected return on pension assets and amortization of higher actuarial losses.

Interest expense, net increased $0.8 million driven primarily by higher average debt levels to fund acquisitions that occurred in the second quarter 2019, partially offset by lower interest rates in 2020.

Income tax expense for the six months ended June 30, 2020 reflected an effective income tax rate of 23.8% compared to 24.5% in the same period in 2019. In addition, discrete tax expense of $0.6 million and discrete tax benefit of $2.2 million were recognized for the six months ended June 30, 2020 and 2019, respectively, resulting from vesting of stock based compensation awards.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Revenue
JBT FoodTech	$612.5	$637.9	$(25.4)	(4.0)%
JBT AeroTech	256.7	272.8	(16.1)	(5.9)%
Other revenue and intercompany eliminations	$—	$0.1	$(0.1)	(100.0)%
Total revenue	$869.2	$910.8	$(41.6)	(4.6)%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$89.7	$90.0	$(0.3)	(0.3)%
JBT FoodTech segment operating profit %	14.6%	14.1%	50 bps
JBT AeroTech	28.8	28.0	0.8	2.9%
JBT AeroTech segment operating profit %	11.2%	10.3%	90 bps
Total segment operating profit	118.5	118.0	0.5	0.4%
Total segment operating profit %	13.6%	13.0%	60 bps
Corporate items:
Corporate expense	23.1	30.8	7.7	25.0%
Restructuring expense	4.1	10.2	6.1	59.8%
Operating income	$91.3	$77.0	$14.3	18.6%
Operating income %	10.5%	8.5%	200 bps

Inbound orders:
JBT FoodTech	$578.2	$616.9
JBT AeroTech	236.5	312.0
Other revenue and intercompany eliminations	$—	$0.1
Total inbound orders	$814.7	$929.0

(1)	Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue for the six months ended June 30, 2020 declined $25.4 million, or 4% compared to the same period in 2019. Acquisitions contributed 8% revenue growth while organic revenue declined 10% from the same period in 2019. Unfavorable foreign currency translation resulted in a 2% decline from the same period in 2019. Organic revenue declines reflected significant disruption in orders and revenues due to business throughout the world delaying capital expenditures at the onset of the pandemic. Organic recurring revenues increased by 6% in the six months ended June 30, 2020 compared to same period in 2019, as most food processing companies sustained critical operations, despite the disruption of the pandemic, requiring maintenance and parts.

FoodTech operating profit was consistent year over year for the six months ended June 30, 2020 compared to June 30, 2019, despite a decline in revenue of $25.4 million. Operating profit margin was 14.6% compared to 14.1% in the prior year, an increase of 50 bps. Gross profit margins improved by 140 bps both from contributions from acquisitions as well as a higher recurring revenue mix, which increased from 44% of revenues in the six months ended 2019 to 49% of revenues in 2020. Selling, general and administrative expenses in the second quarter of 2020 were $2.0 million lower than 2019, primarily reflective of cost actions taken in reaction to the pandemic, including reduced travel and lower compensation, partially offset by higher acquisition-related costs. Currency translation reduced comparative earnings during 2020 by $3.8 million.

JBT AeroTech

AeroTech revenue for the six months ended June 30, 2020 decreased $16.1 million, or 6%, compared to the same period in 2019. Revenues from our organic mobile equipment business accounted for a 26% decline as a result of lower equipment and aftermarket sales driven by significantly lower customer demand as a result of COVID-19. Revenues from our fixed equipment business accounted for a 22% increase primarily due to higher passenger boarding bridge activity and related products to domestic airports. Service revenues contributed a 3% decline driven by lower revenues as a result of COVID-19 and other reductions. Revenues from acquisitions contributed a 1% increase from the prior year. Currency translation had an immaterial impact.

AeroTech operating profit increased $0.8 million for the six months ended June 30, 2020 compared to the same period in 2019. JBT AeroTech's operating profit margin was 11.2% compared to 10.3% in the prior year, reflecting an increase of 90 bps. Gross profit margins declined by 50 bps primarily due to lower leverage of fixed manufacturing costs due to lower revenues partly offset by productivity and material cost improvements. Selling, general and administrative expenses in 2020 were $5.4 million lower than 2019 as a result of cost reduction efforts and were 150 bps lower as a percent of sales compared to 2019. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense decreased $7.7 million during the six months ended June 30, 2020, compared to the same period in 2019. This year's results were driven primarily by a decrease in M&A related costs and lower incentive compensation expense. Corporate expense decreased as a percentage of sales from 3.4% in the prior year compared to 2.7% in 2020.

Restructuring

In the first quarter of 2018, we implemented a program ("2018 restructuring plan") to address our global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. The total estimated cost in connection with this plan is in a range of $62 million to $64 million of which we have recognized $62.3 million through June 30, 2020. We expect to recognize the remaining costs by end of the year 2020.

The following table details the cumulative amount of annualized savings and incremental savings for the 2018 restructuring plan:

	Cumulative Amount	Incremental Amount		Cumulative Amount
(In millions)	As of December 31, 2019	During the quarter ended March 31, 2020	During the quarter ended June 30, 2020	As of June 30, 2020
Cost of sales	$21.3	$4.3	$3.4	$29.0
Selling, general and administrative	14.6	1.2	1.0	16.8
Total restructuring savings	$35.9	$5.5	$4.4	$45.8

A portion of the $9.9 million in incremental savings for the six months ended June 30, 2020 was used to fund our JBT Elevate growth initiatives.

For the 2018 restructuring plan, we originally expected to generate total annualized savings of approximately $55 million by the end of 2020. In light of the current environment, the remainder of the expected savings is expected to be delayed beyond the end of the current year.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan with a total estimated cost of $2.3 million. Through June 30, 2020, we have recognized restructuring charges of $2.3 million related to severance primarily within the JBT AeroTech segment and which are excluded from the calculation of segment operating profit. We expect to complete the plan by third quarter of 2020.

In the third quarter of 2020, we plan to incur restructuring charges of $8 - 9 million associated with manufacturing capacity rationalization efforts within both the FoodTech and AeroTech segments, and expect a run rate benefit of approximately $6 - 7 million by the end of 2021.

For additional financial information about restructuring, refer to Note 14. Restructuring of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of June 30, 2020, or cash plus borrowing capacity under our revolving credit facilities was $414.3 million. The cash flows generated by our operations and the revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, dividend payments and other financing requirements. In light of the the COVID-19 pandemic and actions taken in response to the pandemic as described above under "Impact of COVID-19 on our Business", we are taking near-term actions to maintain our liquidity and reduce debt by reducing pension contributions, capital expenditures and operating expenses, managing trade receivables, as well as foregoing share repurchases and material acquisitions in the second quarter. Additionally, we are pursuing opportunities to increase liquidity by availing ourselves of benefits under the CARES Act including both deferred tax payments and tax credits related to COVID-19. For the six months ended June 30, 2020 we had total operating cash flow of $101 million and $86.9 million in free cash flow, which includes $3.2 million in benefits from deferred tax payments under the CARES Act. For the full year, we expect to generate positive cash flows, including approximately $11 million in benefits from deferred tax payments. In addition, we anticipate capital expenditures of $25 - 30 million for 2020 compared to $37.9 million in the prior year. We believe JBT's strong balance sheet, operating cash flows, and access to capital at June 30, 2020 positions us to navigate through the challenging economic conditions associated with the COVID-19 pandemic.

As of June 30, 2020, we had $58.0 million of cash and cash equivalents, $31.4 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During the six months ended June 30, 2020, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We use the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. There were no loans subject to this IRS guidance during the six months ended June 30, 2020.

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

Cash Flows

Cash flows for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
(In millions)	2020	2019
Cash provided by continuing operating activities	$101.0	$13.1
Cash required by investing activities	(19.0)	(385.0)
Cash (required) provided by financing activities	(60.2)	367.7
Net cash required by discontinued operations	—	(0.1)
Effect of foreign exchange rate changes on cash and cash equivalents	(3.3)	0.4
Increase (decrease) in cash and cash equivalents	$18.5	$(3.9)

Cash provided by continuing operating activities during the six months ended June 30, 2020 was $101.0 million, representing a $87.9 million increase compared to the same period in 2019. This increase was driven primarily by higher customer collections for trade receivables, lower amount reclassified into revenue from advance payments, lower investment in inventory and lower pension contributions. These were partially offset by higher payments for accounts payable.

Cash required by investing activities during the six months ended June 30, 2020 was $19.0 million, a decrease of $366 million compared to the same period in 2019, primarily due to a decrease in acquisition spending year over year.

Cash required by financing activities of $60.2 million during the six months ended June 30, 2020 was primarily due to paying down our borrowings from domestic credit facility. Cash provided by financing activities of $367.7 million during the six months ended June 30, 2019 primarily to higher borrowings to fund higher acquisition spending in 2019.

Financing Arrangements

As of June 30, 2020 we had $649.7 million drawn on and $342.0 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of June 30, 2020, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions, and the uncertainties related to the COVID-19 pandemic described above under "Impact of COVID-19 on our Business", will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

As of June 30, 2020 we have entered into one interest rate swap executed in January 2016 with a notional amount of $50 million expiring in January 2021, four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of June 30, 2020 a portion of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.92%, while approximately $399.7 million, or 62%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. We have concluded that, as of June 30, 2020, our disclosure controls and procedures were:

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

We are in the process of implementing new enterprise resource planning systems ("ERP") that will enhance our business and financial processes and standardize our information systems. We have completed the implementation at several locations and will continue to roll out the ERP in phases over the next several years. As it pertains to the current environment, during the second quarter we have implemented incremental controls over extending customer credit and accounts receivable collections to support working capital management.

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended June 30, 2020.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factor and the factors discussed in item 1A. "Risk Factors" in JBT's Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our workforce, customers, suppliers, channels and shareholders. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. Many of our customers' business are experiencing significant disruptions and financial difficulties. We have experienced restrictions in our access to customers and suppliers, as well as the impacts of an economic slowdown and uncertainties about demand. Disruptions in our customers' businesses have negatively impacted our results of operations in the second quarter of 2020, and are expected to continue to have a negative impact on customers' demand for our products and services and on our results of operations for the remainder of 2020.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (which could include travel restrictions and quarantine requirements, limitations on our operations or mandates to provide products or services); the promotion of social distancing and the adoption of shelter-in-place orders; the impacts on our supply chain and international border closings; the impact of the pandemic on economic activity; customer demand and buying patterns; delay or cancellation of orders in our pipeline or backlog; the effects of plant closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our plants and other critical functions, particularly if members of our work force are quarantined as a result of exposure; and any impairment in value of our tangible or intangible assets. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risks, including but not limited to cybersecurity risks and risks to our internal controls and financial reporting, and impair our ability to manage our business.

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

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. On June 23, 2020 we announced that our Chairman, President and Chief Executive Officer, Tom Giacomini, will be taking a personal leave of absence for medical reasons. During this interim period, Brian Deck, Executive Vice President and Chief Financial Officer, is serving as Interim Chief Executive Officer, and Alan Feldman, a member of the JBT Board, is serving as Interim Non-Executive Chairman. Leaves of absence for temporary or extended periods may harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2020:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1, 2020 through April 30, 2020	—	$—	—	$30.0
May 1, 2020 through May 31, 2020	—	—	—	30.0
June 1, 2020 through June 30, 2020	—	—	—	30.0
	—	$—	—	$30.0

(1)
Shares repurchased under a share repurchase program for up to $30 million of common stock that was authorized in 2018 and is set to expire on December 31, 2021. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
3.1	Amendment No. 1 to Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 9, 2020).

10.1
John Bean Technologies Executive Severance Pay Plan (amended and restated effective May 15, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2020).

10.2	Letter to Brian Deck, dated June 24, 2020, regarding change in compensation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 24, 2020).

10.3*	Twenty-Ninth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012).

31*	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a).

32*	Certification of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

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
Date: July 29, 2020