Form 10-Q
period 2020-09-30
John Bean Technologies CORP
filed 2020-10-29
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2020
Common Stock, par value $0.01 per share	31,729,201

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenue:
Product revenue	$358.2	$418.8	$1,120.5	$1,207.8
Service revenue	61.0	70.6	167.9	192.4
Total revenue	419.2	489.4	1,288.4	1,400.2
Operating expenses:
Cost of products	248.9	290.2	767.3	830.0
Cost of services	43.1	51.6	120.7	140.0
Selling, general and administrative expense	91.8	97.7	269.6	293.1
Restructuring expense	7.1	1.3	11.2	11.5
Operating income	28.3	48.6	119.6	125.6
Pension expense, other than service cost	1.1	0.5	3.1	1.5
Interest expense, net	2.9	5.9	11.2	13.4
Income from continuing operations before income taxes	24.3	42.2	105.3	110.7
Income tax provision	7.1	8.7	26.6	23.5
Income from continuing operations	17.2	33.5	78.7	87.2
Loss from discontinued operations, net of taxes	—	—	—	0.3
Net income	$17.2	$33.5	$78.7	$86.9

Basic earnings per share:
Income from continuing operations	$0.54	$1.05	$2.46	$2.74
Loss from discontinued operations, net of taxes	—	—	—	0.01
Net income	$0.54	$1.05	$2.46	$2.73
Diluted earnings per share:
Income from continuing operations	$0.54	$1.04	$2.45	$2.72
Loss from discontinued operations, net of taxes	—	—	—	0.01
Net income	$0.54	$1.04	$2.45	$2.71

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$17.2	$33.5	$78.7	$86.9
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	0.3	(9.8)	(25.0)	(13.4)
Pension and other postretirement benefits adjustments	1.8	1.1	4.6	3.9
Derivatives designated as hedges	(0.1)	(0.2)	(4.5)	(1.8)
Other comprehensive income (loss)	2.0	(8.9)	(24.9)	(11.3)
Comprehensive income	$19.2	$24.6	$53.8	$75.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(In millions, except per share data and number of shares)	(Unaudited)
Assets:
Current Assets:
Cash and cash equivalents	$50.6	$39.5
Trade receivables, net of allowances	224.2	288.9
Contract assets	80.8	74.4
Inventories	219.7	245.0
Other current assets	59.2	60.4
Total current assets	634.5	708.2
Property, plant and equipment, net of accumulated depreciation of $321.1 and $308.2 respectively	261.9	265.6
Goodwill	532.2	528.9
Intangible assets, net	300.7	325.9
Other assets	82.6	86.3
Total Assets	$1,811.9	$1,914.9

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt and current portion of long-term debt	$0.2	$0.9
Accounts payable, trade and other	152.0	198.6
Advance and progress payments	111.3	107.0
Other current liabilities	171.1	168.0
Total current liabilities	434.6	474.5
Long-term debt, less current portion	598.0	698.3
Accrued pension and other postretirement benefits, less current portion	73.2	73.9
Other liabilities	94.7	98.7
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2020 or 2019	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2020: 31,741,607 issued and 31,729,044 outstanding and December 31, 2019: 31,741,607 issued and 31,666,654 outstanding	0.3	0.3
Common stock held in treasury, at cost September 30, 2020: 12,563 shares and December 31, 2019: 74,953 shares	(1.0)	(12.6)
Additional paid-in capital	228.9	241.8
Retained earnings	600.9	532.8
Accumulated other comprehensive loss	(217.7)	(192.8)
Total stockholders' equity	611.4	569.5
Total Liabilities and Stockholders' Equity	$1,811.9	$1,914.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash flows from operating activities:
Net income	$78.7	$86.9
Loss from discontinued operations, net of taxes	—	0.3
Income from continuing operations	78.7	87.2
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	53.2	47.5
Stock-based compensation	0.9	7.2
Other	8.2	4.9
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	54.5	(16.2)
Inventories	14.4	(18.5)
Accounts payable, trade and other	(46.6)	(12.8)
Advance and progress payments	4.2	(37.1)
Accrued pension and other postretirement benefits, net	(0.6)	(7.2)
Other assets and liabilities, net	(5.8)	(19.9)
Cash provided by continuing operating activities	161.1	35.1
Cash required by discontinued operating activities	—	(0.2)
Cash provided by operating activities	161.1	34.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4.5)	(368.4)
Capital expenditures	(22.7)	(29.2)
Proceeds from disposal of assets	1.2	1.3
Cash required by investing activities	(26.0)	(396.3)

Cash flows from financing activities:
Net (payments) proceeds on short-term debt	(0.7)	1.1
Net (payments) proceeds from domestic credit facilities	(108.9)	387.0
Settlement of taxes withheld on stock-based compensation awards	(2.2)	(6.5)
Deferred acquisition payments	—	(3.6)
Dividends	(9.5)	(9.5)
Cash (required) provided by financing activities	(121.3)	368.5

Effect of foreign exchange rate changes on cash and cash equivalents	(2.7)	(1.0)

Increase in cash and cash equivalents	11.1	6.1
Cash and cash equivalents, beginning of period	39.5	43.0
Cash and cash equivalents, end of period	$50.6	$49.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2020	$0.3	$(7.0)	$236.1	$586.9	$(219.7)	$596.6
Net income	—	—	—	17.2	—	17.2
Issuance of treasury stock	—	6.0	(6.0)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $1.5	—	—	—	—	0.3	0.3
Derivatives designated as hedges, net of income taxes of $(0.1)	—	—	—	—	(0.1)	(0.1)
Pension and other postretirement liability adjustments, net of income taxes of $0.6	—	—	—	—	1.8	1.8
Stock-based compensation expense	—	—	(1.2)	—	—	(1.2)
Balance at September 30, 2020	$0.3	$(1.0)	$228.9	$600.9	$(217.7)	$611.4

	For the nine months ended September 30, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	$0.3	$(12.6)	$241.8	$532.8	$(192.8)	$569.5
Net income	—	—	—	78.7	—	78.7
Issuance of treasury stock	—	11.6	(11.6)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.6)	—	(9.6)
Foreign currency translation adjustments, net of income taxes of $0.5	—	—	—	—	(25.0)	(25.0)
Derivatives designated as hedges, net of income taxes of $(1.2)	—	—	—	—	(4.5)	(4.5)
Pension and other postretirement liability adjustments, net of income taxes of $1.5	—	—	—	—	4.6	4.6
Stock-based compensation expense	—	—	0.9	—	—	0.9
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2020	$0.3	$(1.0)	$228.9	$600.9	$(217.7)	$611.4

	Three months ended September 30, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2019	$0.3	$(14.4)	$239.3	$463.7	$(188.9)	$500.0
Net income	—	—	—	33.5	—	33.5
Issuance of treasury stock	—	(0.1)	0.1	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.3)	—	(3.3)
Foreign currency translation adjustments, net of income taxes of $(1.3)	—	—	—	—	(9.8)	(9.8)
Derivatives designated as hedges, net of income taxes of $0.0	—	—	—	—	(0.2)	(0.2)
Pension and other postretirement liability adjustments, net of income taxes of $0.4	—	—	—	—	1.1	1.1
Stock-based compensation expense	—	—	2.5	—	—	2.5
Taxes withheld on issuance of stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2019	$0.3	$(14.5)	$241.8	$493.9	$(197.8)	$523.7

	For the nine months ended September 30, 2019
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2018	$0.3	$(19.3)	$245.9	$416.5	$(186.5)	$456.9
Net income	—	—	—	86.9	—	86.9
Issuance of treasury stock	—	4.8	(4.8)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.5)	—	(9.5)
Foreign currency translation adjustments, net of income taxes of $(1.9)	—	—	—	—	(13.4)	(13.4)
Derivatives designated as hedges, net of income taxes of $(0.6)	—	—	—	—	(1.8)	(1.8)
Pension and other postretirement liability adjustments, net of income taxes of $1.4	—	—	—	—	3.9	3.9
Stock-based compensation expense	—	—	7.2	—	—	7.2
Taxes withheld on issuance of stock-based awards	—	—	(6.5)	—	—	(6.5)
Balance at September 30, 2019	$0.3	$(14.5)	$241.8	$493.9	$(197.8)	$523.7

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

The changes in the allowance for credit losses during the three and nine months ended September 30, 2020 were not material.

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

The Company evaluated whether there has been a change in circumstances as of September 30, 2020 and as of the date of this filing in response to the economic impacts seen globally from COVID-19. The valuation methodology to determine the fair value of the reporting units is sensitive to management's forecasts of future profitability and market conditions. At this time, the impact of COVID-19 on JBT's forecasts is uncertain and increases the subjectivity that will be involved in evaluating goodwill for potential impairment. The Company does expect declines in reporting unit fair values as a result of delayed demand for JBT's products, driving lower revenues and operating income across JBT. However, given the significant difference between the reporting unit fair values and their carrying values in the most recent quantitative analyses, as well as expected long-term recovery within all reporting units, management does not believe that these events result in an impairment trigger. The Company will evaluate the reporting units for impairment in the fourth quarter in accordance with the annual goodwill impairment test date of October 31, 2020.

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

The Company has evaluated the current environment as of September 30, 2020 and has concluded there are no events or circumstances that have occurred that would warrant a revision to the remaining useful lives of the finite-lived intangible assets, nor a concern with the recoverability of the carrying values of the finite and indefinite-lived intangibles. The Company will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

We have evaluated the current environment as of September 30, 2020 and have concluded there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

(1)The purchase accounting for Proseal and Prime was complete as of March 31, 2020. During the quarter ended March 31, 2020, there were no significant measurement period adjustments.
(2)The purchase accounting for LEKTRO was final as of December 31, 2019.
(3)The acquired intangible assets subject to amortization are being amortized on a straight-line basis over their estimated useful lives, which range from seven to twenty-one years. The intangible assets acquired in 2019 include customer relationships totaling $87.0 million (14 - year weighted average useful life), technology totaling $37.6 million (9 - year weighted average useful life), and tradenames totaling $14.7 million (20 - year weighted average useful life).
(4)Proseal and Prime purchase agreements include contingent consideration due to the sellers to the extent Proseal and Prime achieve certain earnings targets.
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
(5)The Company expects goodwill of $58.9 million from these acquisitions to be deductible for income tax purposes.
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

Pro forma Financial Information (unaudited)

The Company's acquisition of Proseal was material to its overall results and as such the Company is required under ASC 805, Business Combinations, to present pro forma information. The following information reflects the results of the Company’s operations for the three and nine months ended September 30, 2020 and 2019 on a pro forma basis as if the acquisition of Proseal had been completed on January 1, 2018. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquire intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Revenue
Pro forma	$419.2	$489.4	$1,288.4	$1,438.6
As reported	419.2	489.4	1,288.4	1,400.2
Income from continuing operations
Pro forma	$17.2	$37.4	$78.7	$93.4
As reported	17.2	33.5	78.7	87.2
Income from continuing operations per share
Pro forma
Basic	$0.54	$1.17	$2.46	$2.93
Fully diluted	0.54	1.17	2.45	2.91
As reported
Basic	$0.54	$1.05	$2.46	$2.74
Fully diluted	0.54	1.04	2.45	2.72

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2018, and does not purport to project actual consolidated results of operations.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2019	$490.9	$38.0	$528.9
Acquisitions	3.6	—	3.6
Currency translation	(0.3)	—	(0.3)
Balance as of September 30, 2020	$494.2	$38.0	$532.2

Intangible assets consisted of the following:

	September 30, 2020		December 31, 2019
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$252.6	$76.9	$251.3	$61.9
Patents and acquired technology	146.0	59.8	138.7	48.5
Trademarks	38.1	15.3	38.0	11.6
Non-amortizing intangible assets	15.7	—	15.6	—
Other	9.5	9.2	16.7	12.4
Total intangible assets	$461.9	$161.2	$460.3	$134.4

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2020	December 31, 2019
Raw materials	$87.9	$100.8
Work in process	63.1	65.8
Finished goods	143.2	149.5
Gross inventories before LIFO reserves and valuation adjustments	294.2	316.1
LIFO reserves	(49.2)	(49.5)
Valuation adjustments	(25.3)	(21.6)
Net inventories	$219.7	$245.0

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Service cost	$0.7	$0.4	$1.8	$1.3
Interest cost	2.3	2.9	6.9	8.4
Expected return on plan assets	(3.3)	(3.8)	(9.9)	(11.4)
Amortization of net actuarial losses	2.1	1.4	6.1	4.5
Net periodic cost	$1.8	$0.9	$4.9	$2.8

The Company expects to contribute up to $9.8 million to its pension and other post-retirement benefit plans in 2020, $7.6 million of which would be contributed to its U.S. qualified pension plan. As of September 30, 2020, the Company did not make a contribution to its U.S. qualified pension plan and as of the date of this filling has contributed $7.6 million to its U.S. qualified pension plan.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2020 and 2019 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, June 30, 2020	$(144.2)	$(4.3)	$(71.2)	$(219.7)
Other comprehensive income (loss) before reclassification	—	(0.5)	0.8	0.3
Amounts reclassified from accumulated other comprehensive income	1.8	0.4	(0.5)	1.7
Ending balance, September 30, 2020	$(142.4)	$(4.4)	$(70.9)	$(217.7)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2020 were $2.4 million of charges to pension expense, other than service cost, net of $0.6 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.6 million of interest expense, net of $0.2 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended September 30, 2020 were $0.8 million of benefit in interest expense, net of $0.3 million income tax provision.

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

Changes in the AOCI balances for the nine months ended September 30, 2020 and 2019 are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2019	$(147.0)	$0.1	$(45.9)	$(192.8)
Other comprehensive income (loss) before reclassification	—	(5.2)	(23.4)	(28.6)
Amounts reclassified from accumulated other comprehensive income	4.6	0.7	(1.6)	3.7
Ending balance, September 30, 2020	$(142.4)	$(4.4)	$(70.9)	$(217.7)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2020 were $6.1 million of charges to pension expense, other than service cost, net of $1.5 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.0 million of interest expense, net of $0.3 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2020 were $2.2 million of benefit in interest expense, net of $0.6 million income tax provision.

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

NOTE 7. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The majority of the Company's contracts are completed within twelve months. For performance obligations that extend beyond one year, the Company estimated that $188.3 million in revenue is expected to be recognized in the future periods related to remaining performance obligations as of September 30, 2020. The Company expects to complete these obligations and recognize 36% of the remaining transaction price in 2020, 41% of the remaining transaction price in 2021 and the remainder in 2022. The Company has elected the following optional exemptions from the remaining performance obligation disclosures:

•Contracts that have an original expected duration of one year or less; and
•Performance obligations related to revenue recognized over time using the as-invoiced practical expedient.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$151.1	$36.4	$452.5	$115.0
Non-recurring (1)	149.9	81.8	461.0	259.9
Total	301.0	118.2	913.5	374.9

Geographical Region (2)
North America	166.2	105.2	487.4	330.4
Europe, Middle East and Africa	85.8	6.9	273.6	25.0
Asia Pacific	30.2	4.9	97.6	16.4
Latin America	18.8	1.2	54.9	3.1
Total	301.0	118.2	913.5	374.9

Timing of Recognition
Point in Time	141.6	66.3	431.7	190.9
Over Time	159.4	51.9	481.8	184.0
Total	301.0	118.2	913.5	374.9

	Three Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$150.0	$49.5	$428.7	$152.3
Non-recurring (1)	184.3	105.5	543.5	275.5
Total	334.3	155.0	972.2	427.8

Geographical Region (2)
North America	167.8	134.0	503.5	353.9
Europe, Middle East and Africa	98.4	15.8	269.4	59.3
Asia Pacific	42.6	4.4	124.3	12.5
Latin America	25.5	0.8	75.0	2.1
Total	334.3	155.0	972.2	427.8

Timing of Recognition
Point in Time	150.4	88.7	456.4	243.8
Over Time	183.9	66.3	515.8	184.0
Total	334.3	155.0	972.2	427.8

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	September 30, 2020	December 31, 2019
Contract assets	$80.8	$74.4
Contract liabilities	99.3	92.5

	September 30, 2019	December 31, 2018
Contract assets	80.3	70.3
Contract liabilities	86.6	124.5

The revenue recognized during the nine months ended September 30, 2020 and 2019 that was included in contract liabilities at the beginning of the period amounted to $74.8 million and $104.3 million, respectively. Additionally, the Company assumed contract liabilities of $11.4 million from acquisitions in the year 2019. The remainder of change from December 31, 2019 and December 31, 2018 is driven by the timing of advance and milestone payments received from customers and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Basic earnings per share:
Income from continuing operations	$17.2	$33.5	$78.7	$87.2
Weighted average number of shares outstanding	32.0	31.9	32.0	31.9
Basic earnings per share from continuing operations	$0.54	$1.05	$2.46	$2.74
Diluted earnings per share:
Income from continuing operations	$17.2	$33.5	$78.7	$87.2
Weighted average number of shares outstanding	32.0	31.9	32.0	31.9
Effect of dilutive securities:
Restricted stock	0.1	0.2	0.1	0.1
Total shares and dilutive securities	32.1	32.1	32.1	32.0
Diluted earnings per share from continuing operations	$0.54	$1.04	$2.45	$2.72

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities that the Company can assess at the measurement date.
•Level 2: Observable inputs other than those included in Level 1 that are observable for the asset or liability, either directly or indirectly. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2020				As of December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.8	$10.8	$—	$—	$14.3	$14.3	$—	$—
Derivatives	9.4	—	9.4	—	12.0	—	12.0	—
Total assets	$20.2	$10.8	$9.4	$—	$26.3	$14.3	$12.0	$—
Liabilities:
Derivatives	$10.8	$—	$10.8	$—	$2.8	$—	$2.8	$—
Contingent consideration	17.4	—	—	17.4	17.4	—	—	17.4
Total liabilities	$28.2	$—	$10.8	$17.4	$20.2	$—	$2.8	$17.4

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of September 30, 2020, $3.7 million of investments are recorded in other current assets on the Balance Sheet related to investments that are expected to be redeemed within the next twelve months. The remaining balance of investments are reported separately in other assets on the Balance Sheet. Investments include an unrealized gain of $0.2 million as of September 30, 2020 and unrealized gain of $1.8 million as of December 31, 2019.

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

Contingent consideration obligation represents the estimated fair value of the additional consideration payable in connection with the Company's acquisitions of Proseal and Prime completed in the second quarter of 2019. The Company estimated the acquisition date fair value of the contingent consideration obligation for Proseal using a Monte Carlo simulation, and a scenario based method for Prime. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligations were the acquired company's projected performance, a risk-adjusted discount rate and performance volatility driven by industry peers. As payment for contingent consideration is based on the acquired company achieving earning targets, changes to projected performance of acquired companies result in a lower or higher fair value measurement. At each reporting date, the Company revalues the contingent consideration obligations to fair value and records any changes within selling, general and administrative expenses in the Income Statement.

The following table provides a summary of changes in fair value of contingent consideration during the nine months ended September 30, 2020:

Nine months ended
September 30, 2020
Beginning balance	$17.4
Acquisitions	—
Measurement adjustments recorded to earnings	0.4
Foreign currency translation adjustment	(0.4)
Ending balance	$17.4

The fair value of contingent consideration obligations as of September 30, 2020 was $17.4 million included in other current liabilities within the Balance Sheet.

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

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative Financial Instruments

All derivatives are recorded as assets or liabilities in the Balance Sheet at their respective fair values. For derivatives designated as cash flow hedges, the unrealized gain or loss related to the derivatives is recorded in Other comprehensive income (loss) until the hedged transaction affects earnings. The Company assesses at inception of the hedge, whether the derivative in the hedging transaction will be highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: the Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at September 30, 2020 of $532.5 million, as hedges and therefore does not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of September 30, 2020		As of December 31, 2019
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$4.8	$4.7	$5.7	$3.5

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

As of September 30, 2020 and December 31, 2019, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2020
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.0	$—	$9.0	$(3.1)	$5.9

(In millions)	As of September 30, 2020
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10.2	$—	$10.2	$(3.1)	$7.1

(In millions)	As of December 31, 2019
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$12.0	$—	$12.0	$(2.1)	$9.9

(In millions)	As of December 31, 2019
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.8	$—	$2.8	$(2.1)	$0.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of (Loss) Gain Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2020	2019	2020	2019
Foreign exchange contracts	Revenue	$1.5	$(2.2)	$(0.8)	$(5.2)
Foreign exchange contracts	Cost of sales	(0.6)	1.3	(0.8)	2.5
Foreign exchange contracts	Selling, general and administrative expense	0.5	(0.7)	1.8	(2.5)
Total		1.4	(1.6)	0.2	(5.2)
Remeasurement of assets and liabilities in foreign currencies		(1.7)	0.5	0.1	2.1
Net gain (loss) on foreign currency transactions		$(0.3)	$(1.1)	$0.3	$(3.1)

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

At September 30, 2020, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other current liabilities of $0.2 million, other liabilities of $5.8 million, and as accumulated other comprehensive loss, net of tax, of $4.4 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the nine months ended September 30, 2020 and 2019, gains recorded in interest expense, net under the cross currency swap agreement were approximately $2.2 million.
At September 30, 2020, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $4.6 million and as accumulated other comprehensive income, net of tax, of $3.4 million.

Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of September 30, 2020, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description Of Business And Basis Of Presentation for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and Non-current receivables.

NOTE 11. LEASES

The following table provides the required information regarding operating leases for which the Company is lessor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Fixed payment revenue	$17.2	$17.8	$49.8	$50.7
Variable payment revenue	1.9	3.2	10.7	13.8
Total	$19.1	$21.0	$60.5	$64.5

Sales-type lease revenue was $2.2 million and $5.8 million for the three and nine months ended September 30, 2020, respectively. Sales-type lease revenue was $1.2 million and $1.4 million for the three and nine months ended September 30, 2019.

Refer to Note 16. Related Party Transactions for details of operating lease agreements with related parties.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $144.9 million at September 30, 2020, represent guarantees of future performance. The Company has also provided $7.4 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of September 30, 2020, the gross value of such arrangements was $2.4 million, of which its net exposure under such guarantees was $0.1 million.

The Company provides warranties to certain of its customers based on standard terms and conditions and negotiated agreements. The Company provides for the estimated cost of warranties at the time revenue is recognized. Cost of warranties includes an estimate for products where reliable, historical experience of failure rates, as well as the related costs in correcting a product failure warranty claims and cost exist. The Company also provides a warranty liability when additional specific warranty costs are identified. The warranty obligation reflected in other current liabilities in the consolidated Balance Sheet is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Balance at beginning of period	$12.0	$12.4	$12.0	$13.5
Expense for new warranties	2.7	4.1	9.7	10.2
Adjustments to existing accruals	(0.4)	(0.2)	(0.8)	(1.4)
Claims paid	(2.8)	(4.5)	(9.2)	(11.4)
Added through acquisition	—	0.6	—	1.6
Translation	0.2	(0.2)	—	(0.3)
Balance at end of period	$11.7	$12.2	$11.7	$12.2

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

Reportable segments are:

•JBT FoodTech—provides comprehensive solutions throughout the food production value chain extending from primary processing through packaging systems for a large variety of food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, dairy, bakery, pet foods, soups, sauces, and juices.

•JBT AeroTech— supplies customized solutions and services used for applications in the air transportation industry, including airport authorities, airlines, airfreight, ground handling companies, militaries and defense contractors.

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate expense, restructuring costs, interest income and expense, and income taxes. See the table below for further details on corporate expense.

Segment operating profit is defined as total segment revenue less segment operating expense. Business segment information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Revenue
JBT FoodTech	$301.0	$334.3	$913.5	$972.2
JBT AeroTech	118.2	155.0	374.9	427.8
Other revenue and intercompany eliminations	—	0.1	—	0.2
Total revenue	419.2	489.4	1,288.4	1,400.2

Income before income taxes
Segment operating profit:
JBT FoodTech	37.9	42.5	127.6	132.5
JBT AeroTech	11.4	22.2	40.2	50.2
Total segment operating profit	49.3	64.7	167.8	182.7
Corporate items:
Corporate expense (1)	13.9	14.8	37.0	45.6
Restructuring expense (2)	7.1	1.3	11.2	11.5
Operating income	28.3	48.6	119.6	125.6

Pension expense, other than service cost	1.1	0.5	3.1	1.5
Interest expense, net	2.9	5.9	11.2	13.4
Income from continuing operations before income taxes	$24.3	$42.2	$105.3	$110.7

(1)Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)Refer to Note 14. Restructuring for further information on restructuring charges.

NOTE 14. RESTRUCTURING

Restructuring charges primarily consist of employee separation benefits under existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs, asset impairment charges and other costs that are associated with restructuring actions. Certain restructuring charges are accrued prior to payments made in accordance with applicable guidance. For such charges, the amounts are determined based on estimates prepared at the time the restructuring actions were approved by management. Certain restructuring charges such as inventory write offs due to restructuring are reported in Cost of products and are included in each segment's operating profit given the nature of the item. All other restructuring charges that are reported as Restructuring expenses are excluded from the calculation of each segment's operating profit.

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes to flatten the organization, improve efficiency and better leverage general and administrative resources primarily within the JBT FoodTech segment. We have recognized cumulative restructuring charges of $62.5 million, net of cumulative releases of the related liability of $11.6 million, and have completed this plan this quarter.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan primarily within the JBT AeroTech segment. Through September 30, 2020, we have recognized restructuring charges of $2.6 million related to severance. We have completed this plan this quarter.

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both JBT FoodTech and JBT AeroTech segments. The total estimated cost in connection with this plan is in the range of $7 million to $8.5 million for FoodTech and in the range of $6 million to $6.5 million for AeroTech. We have recognized restructuring charges of $8.5 million through September 30, 2020, and expect to recognize the remaining costs by end of the year 2021.

The following table details the cumulative restructuring charges reported in operating income for the active restructuring plans since the implementation of these plans:

	Cumulative Amount	For the Three Months Ended			Cumulative Amount
(In millions)	Balance as of December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	September 30, 2020
2018 restructuring plan
Severance and related expense	$25.4	$2.2	$0.1	$—	$27.7
Other	45.6	0.1	0.5	0.2	46.4
2020 restructuring plan
Severance and related expense	—	—	—	5.9	5.9
Inventory write-off	—	—	—	1.9	1.9
Other	—	—	—	0.7	0.7
Other
Severance and related expense	—	0.7	1.6	0.3	2.6
Total Restructuring charges	$71.0	$3.0	$2.2	$9.0	$85.2

Restructuring charges, net of related release of liability, is reported within the following financial statement line items of the accompanying Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Cost of products(1)	$1.9	$—	$1.9	$—
Restructuring expense	7.1	1.3	11.2	11.5
Total restructuring charge	$9.0	$1.3	$13.1	$11.5

(1) Restructuring charge reported in Cost of products is related to inventory write-off resulting from the 2020 restructuring plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2020:

		Impact to Earnings
(In millions)	Balance as of December 31, 2019	Charged to Earnings	Releases	Cash Payments	Balance as of September 30, 2020
2018 restructuring plan
Severance and related expense	$4.2	$2.3	$(0.8)	$(4.6)	1.1
Other	1.5	$0.8	(0.3)	(1.9)	0.1
2020 restructuring plan
Severance and related expense	—	5.9	—	(3.4)	2.5
Other	—	0.7	—	(0.3)	0.4
Other
Severance and related expense	—	2.6	—	(2.1)	0.5
Total	$5.7	$12.3	$(1.1)	$(12.3)	4.6

The Company released $1.1 million of liability during the nine months ended September 30, 2020 which it no longer expects to pay in connection with the 2018 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. MANAGEMENT SUCCESSION COSTS

On September 24, 2020, the Company initiated a management succession plan after Tom Giacomini, the Company's former CEO, resigned from the Company. In connection with this succession plan, the Company entered into a separation agreement with Mr. Giacomini that provides for a lump sum separation payment of $6.4 million. This separation cost of $6.4 million was recognized as Selling, general, and administrative expense in the condensed consolidated statement of income in the three months ended September 30, 2020 and as accrued payroll in the Balance Sheet as of September 30, 2020.

Termination of Mr. Giacomini's employment has resulted in the forfeiture of 96,427 nonvested shares under the Company’s stock-based compensation plans. Accordingly, the Company recorded a benefit of $2.9 million associated with the reversal of previously accrued amounts for these unvested shares as stock based compensation expense within selling, general, and administrative expense in the three months ended September 30, 2020.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company entered into an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of an acquired business. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.5 million and $3.8 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to the expected impact of the COVID-19 pandemic on our business and our results of operations, our plans to mitigate the impact of the pandemic, our strategic plans, our restructuring plans and expected cost savings from those plans, our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:
•the duration of the COVID-19 pandemic and the effects of the pandemic on our ability to operate our business and facilities, on our customers, on our supply chains and on the economy generally;
•fluctuations in our financial results;
•unanticipated delays or acceleration in our sales cycles;
•deterioration of economic conditions;
•disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;
•changes to trade regulation, quotas, duties or tariffs;
•risks associated with current and future acquisitions;
•potential effects of the U.K.’s exit from the E.U.;
•fluctuations in in currency exchange rates;
•difficulty in implementing our business strategies;
•increases in energy or raw material prices and availability of raw materials;
•changes in food consumption patterns;
•impacts of pandemic illnesses, food borne illnesses and diseases to various agricultural products;
•weather conditions and natural disasters;
•impact of climate change and environmental protection initiatives;
•risks related to corporate social responsibility;
•our ability to comply with the laws and regulations governing our U.S. government contracts;
•acts of terrorism or war;
•termination or loss of major customer contracts and risks associated with fixed-price contracts;
•customer sourcing initiatives;
•competition and innovation in our industries;
•our ability to develop and introduce new or enhanced products and services and keep pace with technological developments;
•difficulty in developing, preserving and protecting our intellectual property or defending claims of infringement;
•catastrophic loss at any of our facilities and business continuity of our information systems;
•cyber-security risks;
•loss of key management and other personnel;
•potential liability arising out of the installation or use of our systems;
•our ability to comply with U.S. and international laws governing our operations and industries;
•increases in tax liabilities;
•work stoppages;
•fluctuations in interest rates and returns on pension assets;
•availability of and access to financial and other resources; and
•the factors described under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

In addition, many of our Risk Factors and uncertainties are currently amplified by and will continue to be amplified by the COVID-19 pandemic. Given the highly fluid nature of the COVID-19 pandemic, it is not possible to predict all such Risk Factors and uncertainties. Refer to the section below titled “Impact of COVID-19 on our Business” as well as Item IA. Risk Factors in this Form 10-Q for additional information. If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.
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

•Accelerate New Product & Service Development. We are accelerating the development of innovative products and services to provide customers with solutions that enhance yield and productivity and reduce lifetime cost of ownership.

•Grow Recurring Revenue. We are capitalizing on our extensive installed base to expand recurring revenue from aftermarket parts and services, equipment leases, consumables and our Airport Services offerings.

•Execute Impact Initiatives. We are enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of products. In AeroTech, we plan to continue to develop advanced military product offering and customer support capability to service global military customers. Additionally, our impact initiatives are designed to support the reduction in operating costs including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organizational structure.

•Maintain a Disciplined Acquisition Program. We are also continuing our strategic acquisition program focused on companies that add complementary products, which enable us to offer more comprehensive solutions to customers, and meet our strict economic criteria for returns and synergies.

We developed the JBT Operating System in 2018, introducing a new level of process rigor across the Company beginning in 2019. The system is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious food resources; and giving back to the communities where we live and work. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help customers meet their environmental objectives.We recognize the responsibility we have to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization, designed to ensure more diversity in our leadership and hiring practices. We have commenced a comprehensive evaluation to determine which ESG topics are most pressing for our business. We are gathering input from investors, customers, employees and other stakeholders. The result will be a materiality matrix informing our development of an ESG strategy, balanced to ensure we invest responsibly in initiatives that can address the risks, and opportunities, presented by ESG.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, segment EBITDA (adjusted when appropriate) and segment EBITDA margins.

During the third quarter of 2020, we initiated a management succession plan after Tom Giacomini, the Company's former President and Chief Executive Officer, resigned his employment with the Company. The Company named Brian Deck as Interim President and Chief Executive Officer and Matt Meister as Interim Chief Financial Officer effective September 24, 2020. The company also named Alan Feldman as Chairman of its Board of Directors.

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption and has adversely affected our business. The following uncertainties exist and may continue to have a negative impact on our overall financial results:

•our ability to obtain raw material from domestic and international suppliers required to manufacture our products and execution of services;
•our ability to secure inbound and outbound logistics to and from our facilities, with additional delays linked to international border crossings and the associated approvals and documentation;
•our ability to access customer locations in order to execute installations, new product deliveries, maintenance and repair services;
•our ability to efficiently operate our facilities and meet customer obligations due to modified employee work patterns resulting from social distancing guidelines, absence due to illness and/or government ordered closures;
•limitations on the ability of our customers to conduct their business, and resulting impacts to our customers' purchasing patterns, from food and travel disruption, social distancing guidelines, absence due to illness or government ordered closures; and
•limitations on the ability of our customers to meet their financial obligations to JBT.

Specifically, when compared to the prior year, and as a result of the global shelter in place and social distancing requirements, the food industry has experienced a notable rise in retail demand driven by packaged food purchases. This increase in demand is offset by a continued decline in demand for food service due to the reduced restaurant, travel and school activity. While our FoodTech customers are present in both the retail and food services channels, this shift in demand creates volatility and uncertainty in our customer's purchasing patterns. Our inbound FoodTech orders in the third quarter were higher than the third quarter of 2019 as we begin to see improved access to customer plants and positive recovery for certain customers across the food industry, specifically for those in the quick service restaurant drive through businesses and those servicing the sustained "eat-at-home" trend. As these trends are expected to continue well into 2021, our customers are now investing more to support them, addressing immediate capacity needs and creating strong interest in FoodTech's broad product offerings. Although the pandemic has negatively impacted our full year inbound numbers and results of operations in this business compared to the prior year, we also believe it presents an opportunity to accelerate initiatives that were previously underway to bring automation solutions to the protein market. In addition, the liquid foods end products such as juice, canned foods and ready meals remain in high retail demand during the pandemic. As a result, customers with significant retail activity are increasing their demand for parts, services, and upgrades.

For AeroTech, a large portion of the business depends on the passenger airline industry. Passenger air travel had virtually halted world-wide as of the end of the first quarter, slowly began to resume as areas re-opened during the second and third quarters, but is still well below pre-pandemic levels. This has continued to directly impact our mobile equipment and airport services business, and we expect this impact of the pandemic to continue for the remainder of the year. Airport infrastructure spending, which is subject to long lead time contracts, remained relatively stable through the third quarter, and, although our projections have more uncertainty than in pre-pandemic periods, we expect demand and inbound orders for these products to continue through 2020. In addition, the cost controls including restructuring, and diversity of revenue streams within the business, have allowed for AeroTech to remain solidly profitable despite these impacts and uncertainties.
Within the AeroTech segment we are also experiencing reduced aftermarket demand due to lower equipment utilization by customers. We have begun to see improvement in certain areas of the world as countries and regions reopen, but these improvements may not continue if a broader resurgence in COVID-19 cases causes restrictions to be reinstated. Recurring revenue for the FoodTech segment for the quarter ended September 30, 2020 increased compared to the same period last year, as most food processing companies sustained critical operations, despite the disruption of the pandemic, requiring maintenance and parts.

All of the uncertainties related to the COVID-19 pandemic are impacting companies worldwide, which is driving our customers across both segments to continue to reduce or suspend their capital expenditures. These actions have had an adverse impact on our inbound orders, and are expected to have an adverse impact on our results of operations for the remainder of 2020.

Furthermore, an outbreak of COVID-19 in a single plant location may lead to a temporary shut-down, which would negatively impact our results. However, there is no concentration across our manufacturing facilities such that a temporary single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration and severity of these events or the impact this will have on the global economy or our business, we believe we will emerge from these events well-positioned for long-term growth. For a discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position” in Item 1A. Risk Factors of Form 10-Q.

Our Strategy to Mitigate Impacts of COVID-19

In light of these uncertainties, our focus is to preserve liquidity while maintaining our ability to execute as a critical supplier to the essential food and air transportation industries, and invest in the key growth strategies evident for a recovery from this pandemic. We have implemented incremental controls to further support our disciplined approach to working capital management. We are also availing ourselves of benefits under the CARES Act including both deferred tax payments and tax credits related to COVID-19. We have reduced spending more broadly across the company including reductions in bonus and other employee compensation, reduced hiring, implemented furloughs and layoffs, reduced work hours, significantly reduced discretionary spending and travel, and limited capital spending to critical needs. Human capital related cost reductions such as reductions in bonus and other employee compensation have been implemented company-wide, with a focus on reducing discretionary spending for the company as a whole. Furloughs and lay-offs are driven by individual business unit needs, and are based largely on current and anticipated customer demand within that business. We have developed contingency plans to further reduce costs and use of capital if the situation deteriorates. In addition, we are selectively resuming investments to ensure continued investment in product development, human capital, and customer support where market conditions are more favorable.

As of the date of this filing, most of our factories, suppliers and warehouses remain operational. We have taken a number of steps under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities, including daily symptoms screening for clearance to work, social distancing requirements in our workplaces, face covering requirements where social distancing is not possible, facilitation of work from home arrangements for our employees who can perform work functions remotely, and global travel restrictions consistent with CDC and local government guidelines. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce the protocols and policies designed to keep our employees safe, and maintain our business operations. Furthermore, we have largely maintained our supply chain to date through our geographically diversified supplier base, and are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic. Despite reduced capital expenditures and cost cutting measures, we have protected our investment in product development most notably as it relates to accelerated demand for labor-saving automation. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our other stakeholders.
Non-GAAP Financial Measures

We present non-GAAP financial measures in this quarterly report on Form 10-Q. These non-GAAP financial measures exclude certain amounts that are included in a measure calculated under U.S. GAAP, or include certain amounts that are excluded from a measure calculated under U.S. GAAP. By excluding or including these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting. The adjustments generally fall within the following categories: restructuring costs, M&A related costs, pension-related costs, constant currency adjustments and other major items affecting comparability of our ongoing operating results.

Beginning in the third quarter of 2020, we adjusted certain of our non-GAAP financial measures for management succession costs. On September 24, 2020, we announced that our CEO stepped down following a leave of absence. Management succession costs in the third quarter of 2020 include severance paid to our former CEO, net of the reversal of stock based compensation expense for forfeited equity awards, and in future periods is expected to include costs related to filling executive positions in connection with this transition. We did not incur management succession costs in any prior periods presented in this report. We are excluding management succession costs from certain non-GAAP financial measures because they are not part of our regular compensation program, and we believe that excluding the effects of costs associated with the recruiting and transitioning of the most senior executive position allows more meaningful period-to-period comparisons of our ongoing operating results.

The non-GAAP financial measures presented in this report may differ from similarly-titled measures used by other companies. The non-GAAP financial measures are not intended to be used as a substitute for, nor should they be considered in isolation of, financial measures prepared in accordance with U.S. GAAP.

Additional details for each Non-GAAP financial measure follow:

•Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring and M&A related costs, which include integration costs and the amortization of inventory step-up from business combinations, transaction costs for both potential and completed M&A transactions (“M&A related costs”), and Management succession costs.

•EBITDA and Adjusted EBITDA: We define EBITDA as earnings before income taxes, interest expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before restructuring, pension expense other than service cost, M&A related costs, and Management succession costs.

•Segment Adjusted Operating Profit and Segment Adjusted EBITDA: We report segment operating profit, which is the measure of segment profit or loss required to be disclosed in accordance with GAAP. We adjust segment operating profit for restructuring, and M&A related costs. We calculate segment Adjusted EBITDA by subtracting depreciation and amortization from segment adjusted operating profit.

•Free cash flow: We define free cash flow as cash provided by continuing operating activities, less capital expenditures, plus proceeds from sale of fixed assets and pension contributions. For free cash flow purposes we consider contributions to pension plans to be more comparable to payment of debt, and therefore exclude these contributions from the calculation of free cash flow.

•Constant currency measures: We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation excludes the impact of fluctuations in foreign currency exchange rates. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing.

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.
The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash provided by continuing operating activities	$161.1	$35.1
Less: capital expenditures	22.7	29.2
Plus: proceeds from sale of fixed assets	1.2	1.3
Plus: pension contributions	0.6	7.2
Free cash flow (FCF)	$140.2	$14.4

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2020	2019	2020	2019
Income from continuing operations as reported	$17.2	$33.5	$78.7	$87.2

Non-GAAP adjustments
Restructuring related costs
Restructuring expense	7.1	1.3	11.2	11.5
Inventory impairment due to restructuring	1.9	—	1.9	—
M&A related cost	0.9	8.7	4.4	20.2
Management succession costs	3.5	—	3.5	—
Impact on tax provision from Non-GAAP adjustments(1)	(4.0)	(2.5)	(5.9)	(7.8)
Adjusted income from continuing operations	$26.6	$41.0	$93.8	111.1

Income from continuing operations as reported	$17.2	$33.5	78.7	87.2
Total shares and dilutive securities	32.1	32.1	32.1	32.0
Diluted earnings per share from continuing operations	$0.54	$1.04	2.45	2.72

Adjusted income from continuing operations	$26.6	$41.0	93.8	111.1
Total shares and dilutive securities	32.1	32.1	32.1	32.0
Adjusted diluted earnings per share from continuing operations	$0.83	$1.28	2.92	3.47

(1)     Impact on income tax provision was calculated using our annual effective tax rate of 24.7% for September 30, 2020 and 2019. In 2020, we have also included certain discrete adjustments related to management succession costs.

The tables below provide a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income	$17.2	$33.5	$78.7	$86.9
Loss from discontinued operations, net of taxes	—	—	—	0.3
Income from continuing operations as reported	17.2	33.5	78.7	87.2
Income tax provision	7.1	8.7	26.6	23.5
Interest expense, net	2.9	5.9	11.2	13.4
Depreciation and amortization	18.0	17.2	53.2	47.5
EBITDA	45.2	65.3	169.7	171.6

Restructuring related costs
Restructuring expense	7.1	1.3	11.2	11.5
Inventory impairment due to restructuring	1.9	—	1.9	—
Pension expense, other than service cost	1.1	0.5	3.1	1.5
M&A related cost	0.9	8.7	4.4	20.2
Management succession costs	3.5	—	3.5	—
Adjusted EBITDA	$59.7	$75.8	$193.8	$204.8

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Three Months Ended September 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$37.9	$11.4	$(21.0)	$28.3
Restructuring related costs
Restructuring expense	—	—	7.1	7.1
Inventory impairment due to restructuring	—	1.9	—	1.9
M&A related cost	0.7	—	0.2	0.9
Management succession costs	—	—	3.5	3.5
Adjusted operating profit	38.6	13.3	(10.2)	41.7
Depreciation and amortization	16.0	1.3	0.7	18.0
Adjusted EBITDA	$54.6	$14.6	$(9.5)	$59.7

Revenue	$301.0	$118.2	$—	$419.2
Operating profit %	12.6%	9.6%		6.8%
Adjusted operating profit %	12.8%	11.3%		9.9%
Adjusted EBITDA %	18.1%	12.4%		14.2%

	Nine Months Ended September 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$127.6	$40.2	$(48.2)	$119.6
Restructuring related costs
Restructuring expense	—	—	11.2	11.2
Inventory impairment due to restructuring	—	1.9	—	1.9
M&A related cost	1.0	—	3.4	4.4
Management succession costs	—	—	3.5	3.5
Adjusted operating profit	128.6	42.1	(30.1)	140.6
Depreciation and amortization	47.2	4.0	2.0	53.2
Adjusted EBITDA	$175.8	$46.1	$(28.1)	$193.8

Revenue	$913.5	$374.9	$—	$1,288.4
Operating profit %	14.0%	10.7%		9.3%
Adjusted operating profit %	14.1%	11.2%		10.9%
Adjusted EBITDA %	19.2%	12.3%		15.0%

	Three Months Ended September 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$42.5	$22.2	$(16.1)	$48.6
Restructuring related costs
Restructuring expense	—	—	1.3	1.3
M&A related cost	7.9	—	0.8	8.7
Adjusted operating profit	50.4	22.2	(14.0)	58.6
Depreciation and amortization	15.4	1.3	0.5	17.2
Adjusted EBITDA	$65.8	$23.5	$(13.5)	$75.8

Revenue	$334.3	$155.0	$0.1	$489.4
Operating profit %	12.7%	14.3%		9.9%
Adjusted operating profit %	15.1%	14.3%		12.0%
Adjusted EBITDA %	19.7%	15.2%		15.5%

	Nine Months Ended September 30, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$132.5	$50.2	$(57.1)	$125.6
Restructuring related costs
Restructuring expense	—	—	11.5	11.5
M&A related cost	13.2	0.9	6.1	20.2
Adjusted operating profit	145.7	51.1	(39.5)	157.3
Depreciation and amortization	42.0	3.5	2.0	47.5
Adjusted EBITDA	$187.7	$54.6	$(37.5)	$204.8

Revenue	$972.2	$427.8	$0.2	$1,400.2
Operating profit %	13.6%	11.7%		9.0%
Adjusted operating profit %	15.0%	11.9%		11.2%
Adjusted EBITDA %	19.3%	12.8%		14.6%

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Total revenue	$419.2	$489.4	$(70.2)	(14.3)%
Cost of sales	292.0	341.8	49.8	14.6%
Gross profit	127.2	147.6	(20.4)	(13.8)%
Gross profit %	30.3%	30.2%	10 bps
Selling, general and administrative expense	91.8	97.7	5.9	6.0%
Restructuring expense	7.1	1.3	(5.8)	(446.2)%
Operating income	28.3	48.6	(20.3)	(41.8)%
Operating income %	6.8%	9.9%	-310 bps
Pension expense, other than service cost	1.1	0.5	(0.6)	(120.0)%
Interest expense, net	2.9	5.9	3.0	50.8%
Income from continuing operations before income taxes	24.3	42.2	(17.9)	(42.4)%
Income tax provision	7.1	8.7	1.6	18.4%
Income from continuing operations	17.2	33.5	(16.3)	(48.7)%
Net income	$17.2	$33.5	$(16.3)	(48.7)%

Total revenue for the three months ended September 30, 2020 decreased $70.2 million compared to the same period in 2019. This was a 14% decrease, with a 15% decline in revenue partially offset by a 1% favorable foreign currency translation. The decline in revenue was caused by significant disruption in orders reflected by a significantly lower backlog entering third quarter 2020 compared to the same period in 2019. Orders declined during the second quarter of 2020 as customers delayed capital expenditures at the onset of the pandemic.

Operating income margin was 6.8% for the three months ended September 30, 2020 compared to 9.9% in the same period in 2019, a decrease of 310 bps, as a result of the following items:

•Gross profit margin increased 10 bps to 30.3% compared to 30.2% in the same period last year. This increase was the result of higher recurring revenue mix for JBT FoodTech.
•Selling, general and administrative expense decreased in dollars due to lower acquisition-related costs and cost reduction actions taken in reaction to the pandemic, partially offset by $3.5 million of management succession costs that were not incurred in the prior year. As a percentage of revenue these expenses have increased 190 bps from 20.0% in 2019 to 21.9% in 2020.
•Restructuring expense increased $5.8 million. As a percent of revenue, these expenses have increased 140 bps to 1.7% compared to 0.3% in the same period last year. In the current quarter, we recorded restructuring expense of $7.1 million in connection with our 2020 restructuring and other plans described in Note 14. Restructuring.
•Currency translation reduced operating income by $1.6 million.

Pension expense, other than service cost increased from $0.5 million in 2019 to $1.1 million for the three months ended September 30, 2020, resulting from the decrease in expected return on pension assets and amortization of higher actuarial losses.

Interest expense, net decreased $3.0 million resulting from lower interest rates and lower debt levels.

Income tax expense for the three months ended September 30, 2020 reflected an effective income tax rate of 24.7% that was comparable to the same period in 2019. In the three months ended September 30, 2020, we recorded a net discrete tax expense of $0.3 million resulting mainly from a tax rate change and a stock compensation forfeiture. In the three months ended September 30, 2019, we recorded a discrete tax benefit of $1.5 million reflecting lower taxes due upon filling of previous year's tax returns.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Revenue
JBT FoodTech	$301.0	$334.3	$(33.3)	(10.0)%
JBT AeroTech	118.2	155.0	(36.8)	(23.7)%
Other revenue and intercompany eliminations	—	0.1	(0.1)	(100.0)%
Total revenue	$419.2	$489.4	$(70.2)	(14.3)%
Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$37.9	$42.5	$(4.6)	(10.8)%
JBT FoodTech segment operating profit %	12.6%	12.7%	-10 bps
JBT AeroTech	11.4	22.2	(10.8)	(48.6)%
JBT AeroTech segment operating profit %	9.6%	14.3%	-470 bps
Total segment operating profit	49.3	64.7	(15.4)	(23.8)%
Total segment operating profit %	11.8%	13.2%	-140 bps
Corporate items:
Corporate expense	13.9	14.8	0.9	6.1%
Restructuring expense	7.1	1.3	(5.8)	(446.2)%
Operating income	$28.3	$48.6	$(20.3)	(41.8)%
Operating income %	6.8%	9.9%	-310 bps

Inbound orders:
JBT FoodTech	$310.4	$283.3
JBT AeroTech	110.8	180.3
Other revenue and intercompany eliminations	—	0.1
Total inbound orders	$421.2	$463.7

(1)Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

(2)Segment operating profit is defined as total segment revenue less segment operating expense. Corporate expense, restructuring expense, interest income and expense and income taxes are not allocated to the segments. Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

JBT FoodTech

FoodTech revenue declined $33.3 million, or 10%, in the third quarter of 2020 compared to 2019. Recurring revenue results were comparable to the third quarter of 2019, and increased from the second quarter of 2020, as most food processing companies sustained critical operations, despite the disruption of the pandemic, requiring maintenance and parts. Non-recurring revenue (primarily equipment) declined 11% and favorable foreign currency translation contributed a 1% increase in revenue from the third quarter of 2019. Revenues declined during the quarter as a result of much lower backlog entering the third quarter of 2020 compared to the same period in 2019. The reduction in demand is a result of reduction in capital expenditures by customers at the onset of the pandemic.

FoodTech operating profit declined $4.6 million in third quarter of 2020 compared to 2019. Operating profit margin was 12.6% compared to 12.7% in the prior year, an decrease of 10 bps. Gross profit margins improved 160 bps primarily from a higher recurring revenue mix, which increased from 45% of revenues in third quarter 2019 to 50% of revenues in the third quarter of 2020. Selling, general and administrative expenses in the third quarter of 2020 were $3.0 million lower than 2019, primarily reflective of cost actions taken during the quarter in reaction to the pandemic, including reduced travel and lower compensation. Currency translation reduced comparative earnings during third quarter 2020 by $1.0 million.

JBT AeroTech

JBT AeroTech's revenue declined $36.8 million, or 24%, in the third quarter of 2020 compared to 2019. Revenues from our mobile equipment business accounted for 21% of the decline due to lower equipment and aftermarket sales driven by significantly lower customer demand as a result of the pandemic. Revenues from our fixed equipment business were up 4% due to higher passenger boarding bridge activity and related products sold to domestic airports partly offset by lower aftermarket sales as a result of the pandemic. Service revenues contributed a 7% decline as a result of lower revenues from maintenance contracts mostly as a result of the pandemic. Currency translation had an immaterial impact.

AeroTech operating profit declined $10.8 million in the third quarter of 2020 compared to 2019. JBT AeroTech's operating profit margin was 9.6% compared to 14.3% in the prior year, reflecting a decline of 470 bps. Gross profit margins decreased 430 bps due to an inventory impairment resulting from restructuring, lower mix of aftermarket sales and lost leverage of fixed manufacturing costs as a result of lower revenues which were all partly offset by productivity and material cost improvements. Selling, general and administrative expenses in 2020 were $3.2 million below 2019 mostly as a result of cost reduction actions which generated improved leverage of 30 bps despite lower revenues. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense decreased $0.9 million during the three months ended September 30, 2020, compared to the same period in 2019. The decrease was driven primarily by lower M&A related costs and incentive compensation expense, partially offset by increased costs relating to restructuring expense and management succession costs. Corporate expense increased as a percentage of sales from 3.0% in the prior year compared to 3.3% for the three months ended September 30, 2020.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Total revenue	$1,288.4	$1,400.2	$(111.8)	(8.0)%
Cost of sales	888.0	970.0	82.0	8.5%
Gross profit	400.4	430.2	(29.8)	(6.9)%
Gross profit %	31.1%	30.7%	40 bps
Selling, general and administrative expense	269.6	293.1	23.5	8.0%
Restructuring expense	11.2	11.5	0.3	2.6%
Operating income	119.6	125.6	(6.0)	(4.8)%
Operating income %	9.3%	9.0%	30 bps
Pension expense, other than service cost	3.1	1.5	(1.6)	(106.7)%
Interest expense, net	11.2	13.4	2.2	16.4%
Income from continuing operations before income taxes	105.3	110.7	(5.4)	(4.9)%
Income tax provision	26.6	23.5	(3.1)	(13.2)%
Income from continuing operations	78.7	87.2	(8.5)	(9.7)%
Loss from discontinued operations, net of taxes	—	0.3	0.3	100.0%
Net income	$78.7	$86.9	$(8.2)	(9.4)%

Total revenue for the nine months ended September 30, 2020 decreased $111.8 million compared to the same period in 2019. This is a 8% decrease, with a 11% decline in organic revenue and a 1% unfavorable foreign currency translation, partially offset by a 4% gain from acquisitions. The decline in organic revenue was caused by significant disruption in orders as customers delayed capital expenditures at the onset of the pandemic.

Operating income margin was 9.3% for the nine months ended September 30, 2020 compared to 9.0% in the same period in 2019, an increase of 30 bps, as a result of the following items:

•Gross profit margin increased 40 bps to 31.1% compared to 30.7% in the same period last year. This increase was the result of favorable mix with contribution from acquisitions as well as a higher recurring revenue mix for JBT FoodTech.
•Selling, general and administrative expense decreased in dollars due to lower acquisition-related costs and cost reduction actions taken in reaction to the pandemic, partially offset by $3.5 million of Management succession costs that were not incurred in prior year. As a percentage of revenue, these expenses are unchanged at 20.9% for the nine months ended September 30, 2020 and 2019.
•Restructuring expense decreased $0.3 million. As a percent of revenue, expenses are unchanged at 0.8% for the nine months ended September 30, 2020 and 2019.
•Currency translation reduced operating income by $5 million.

Pension expense, other than service cost increased from $1.5 million in 2019 to $3.1 million for the nine months ended September 30, 2020, resulting from the decrease in expected return on pension assets and amortization of higher actuarial losses.

Interest expense, net decreased $2.2 million resulting from lower interest rates.

Income tax expense for the nine months ended September 30, 2020 reflected an effective income tax rate of 24.7% that was comparable to the same period in 2019. In the nine months ended September 30, 2020, we recorded a net discrete tax expense of $0.7 million resulting mainly from a tax rate change and stock based compensation awards. In the nine months ended September 30, 2019, we recorded a discrete tax benefit of $3.7 million resulting from lower taxes due upon filling of previous year's tax returns and vesting of stock based compensation awards.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2020	2019	Change	%
Revenue
JBT FoodTech	$913.5	$972.2	$(58.7)	(6.0)%
JBT AeroTech	374.9	427.8	(52.9)	(12.4)%
Other revenue and intercompany eliminations	—	0.2	(0.2)
Total revenue	$1,288.4	$1,400.2	$(111.8)	(8.0)%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$127.6	$132.5	$(4.9)	(3.7)%
JBT FoodTech segment operating profit %	14.0%	13.6%	40 bps
JBT AeroTech	40.2	50.2	(10.0)	(19.9)%
JBT AeroTech segment operating profit %	10.7%	11.7%	-100 bps
Total segment operating profit	167.8	182.7	(14.9)	(8.2)%
Total segment operating profit %	13.0%	13.0%	0 bps
Corporate items:
Corporate expense	37.0	45.6	8.6	18.9%
Restructuring expense	11.2	11.5	0.3	2.6%
Operating income	$119.6	$125.6	$(6.0)	(4.8)%
Operating income %	9.3%	9.0%	30 bps

Inbound orders:
JBT FoodTech	$888.6	$900.1
JBT AeroTech	347.3	492.3
Other revenue and intercompany eliminations	$—	$0.2
Total inbound orders	$1,235.9	$1,392.6

(1)Refer to Note 13. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

(2)Segment operating profit is defined as total segment revenue less segment operating expense. Corporate expense, restructuring expense, interest income and expense and income taxes are not allocated to the segments. Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

JBT FoodTech

FoodTech revenue for the nine months ended September 30, 2020 declined $58.7 million, or 6% compared to the same period in 2019. Acquisitions contributed 6% revenue growth while organic revenue declined 10% from the same period in 2019. Unfavorable foreign currency translation resulted in a 1% decline from the same period in 2019. Organic revenue declines reflected significant disruption in orders and revenues due to business throughout the world delaying capital expenditures at the onset of the pandemic. Organic recurring revenues increased 4% in the nine months ended September 30, 2020 compared to same period in 2019, as most food processing companies sustained critical operations, despite the disruption of the pandemic, requiring maintenance and parts.

FoodTech operating profit declined $4.9 million, or 3.7%, year over year for the nine months ended September 30, 2020 compared to September 30, 2019, despite a decline in revenue of $58.7 million. Operating profit margin was 14.0% compared to 13.6% in the prior year, an increase of 40 bps. Gross profit margins increased 150 bps primarily due to a higher recurring revenue mix, which increased from 44% of revenues in the nine months ended 2019 to 49% of revenues in 2020. Selling, general and administrative expenses were $4.8 million lower in the nine months ended September 30, 2020 compared to the same period in 2019, primarily reflective of cost actions taken in reaction to the pandemic, including reduced travel and lower compensation, partially offset by higher acquisition-related costs. Currency translation reduced comparative earnings during 2020 by $4.8 million.

JBT AeroTech

AeroTech revenue for the nine months ended September 30, 2020 decreased $52.9 million, or 12%, compared to the same period in 2019. Revenues from our organic mobile equipment business accounted for a 16% decline as a result of lower equipment and aftermarket sales driven by significantly lower customer demand as a result of the pandemic. Revenues from our fixed equipment business accounted for a 9% increase primarily due to higher passenger boarding bridge activity and related products to domestic airports partly offset by lower aftermarket sales as a result of the pandemic. Service revenues contributed a 5% decline driven by lower revenues mostly as a result of the pandemic. Revenues from acquisitions and currency translation had an immaterial impact.

AeroTech operating profit decreased $10 million for the nine months ended September 30, 2020 compared to the same period in 2019. JBT AeroTech's operating profit margin was 10.7% compared to 11.7% in the prior year, reflecting a decrease of 100 bps. Gross profit margins declined by 190 bps due to an inventory impairment resulting from restructuring, lower mix of aftermarket sales and lost leverage of fixed manufacturing costs as a result of lower revenues which were all partly offset by productivity and material cost improvements. Selling, general and administrative expenses in 2020 were $9.1 million lower than 2019 as a result of cost reduction efforts and were 90 bps lower as a percent of sales compared to 2019. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense decreased $8.6 million during the nine months ended September 30, 2020, compared to the same period in 2019. This year's results were driven primarily by a decrease in M&A related costs and lower incentive compensation expense, partially offset by increased management succession costs. Corporate expense decreased as a percentage of sales from 3.3% in the prior year compared to 2.9% in 2020.

Restructuring

In the first quarter of 2018, we implemented a program ("2018 restructuring plan") to address our global processes to flatten the organization, improve efficiency and better leverage general and administrative resources. We have recognized cumulative restructuring charges of $62.5 million, net of cumulative releases of the related liability of $11.6 million, and have completed this plan this quarter.

The following table details the cumulative amount of annualized savings and incremental savings for the 2018 restructuring plan:

	Cumulative Amount	Incremental Amount			Cumulative Amount
(In millions)	As of December 31, 2019	During the quarter ended March 31, 2020	During the quarter ended June 30, 2020	During the quarter ended September 30, 2020	As of September 30, 2020
Cost of sales	$21.3	$4.3	$3.4	$2.0	$31.0
Selling, general and administrative	14.6	1.2	1.0	0.7	17.5
Total restructuring savings	$35.9	$5.5	$4.4	$2.7	$48.5

A portion of the $12.6 million in incremental savings for the nine months ended September 30, 2020 was used to fund our JBT Elevate growth initiatives.

For the 2018 restructuring plan, we originally expected to generate total annualized savings of approximately $55 million by the end of 2020. In light of the current environment, the remainder of the expected savings is expected to be delayed beyond the end of the current year.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan primarily within the JBT AeroTech segment. Through September 30, 2020, we have recognized restructuring charges of $2.6 million related to severance. We have completed this plan this quarter.

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both FoodTech and AeroTech segments. We have recognized restructuring charges of $8.5 million through September 30, 2020, and expect to recognize the remaining costs by end of the year 2021. Cumulative amount of annualized savings and incremental savings for the 2020 restructuring plan were not material as of September 30, 2020. For the 2020 restructuring plan, approximate incremental cost savings we expect to realize during the remaining three months in 2020 and in the years 2021 and 2022 are as follows:

(In millions)	Remainder of 2020	2021	2022
Cost of sales	$0.4	$4.4	$0.5
Selling, general and administrative	0.1	1.5	0.1
Total expected incremental cost savings	$0.5	$5.9	$0.6

For additional financial information about restructuring, refer to Note 14. Restructuring of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of September 30, 2020, or cash plus borrowing capacity under our revolving credit facilities was $448 million. The cash flows generated by our operations and the revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, dividend payments and other financing requirements. In light of the the COVID-19 pandemic and actions taken in response to the pandemic as described above under "Impact of COVID-19 on our Business", we are taking near-term actions to maintain our liquidity and reduce debt by reducing capital expenditures and operating expenses, managing trade receivables, as well as foregoing share repurchases and material acquisitions. Additionally, we are pursuing opportunities to increase liquidity by availing ourselves of benefits under the CARES Act including both deferred tax payments and tax credits related to COVID-19.

For the nine months ended September 30, 2020 we had total operating cash flow of $161.1 million and $140.2 million in free cash flow, which includes $6.5 million in benefits from deferred payroll tax payments under the CARES Act. For the full year, we expect to generate positive cash flows, including approximately $10.0 million in benefits from deferred payroll tax payments. In addition, we anticipate capital expenditures of $25 - 30 million for 2020 compared to $37.9 million in the prior year. Since September 30, 2020, we have also contributed $7.6 million to our U.S. qualified pension plan. We believe JBT's strong balance sheet, operating cash flows, and access to capital at September 30, 2020 positions us to navigate through the challenging economic conditions associated with the COVID-19 pandemic.

As of September 30, 2020, we had $50.6 million of cash and cash equivalents, $37.5 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During the nine months ended September 30, 2020, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We use the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. The amount outstanding subject to this IRS guidance at September 30, 2020 was approximately $13.5 million.

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

Cash Flows

Cash flows for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In millions)	2020	2019
Cash provided by continuing operating activities	$161.1	$35.1
Cash required by investing activities	(26.0)	(396.3)
Cash (required) provided by financing activities	(121.3)	368.5
Net cash required by discontinued operations	—	(0.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.7)	(1.0)
Increase in cash and cash equivalents	$11.1	$6.1

Cash provided by continuing operating activities during the nine months ended September 30, 2020 was $161.1 million, representing a $126.0 million increase compared to the same period in 2019. This increase was driven primarily by higher customer collections of outstanding trade receivables, lower amount reclassified into revenue from advance payments, lower investment in inventory and lower pension contributions. These were partially offset by higher payments for accounts payable.

Cash required by investing activities during the nine months ended September 30, 2020 was $26.0 million, a decrease of $370.3 million compared to the same period in 2019, primarily due to a decrease in acquisition spending year over year.

Cash required by financing activities of $121.3 million during the nine months ended September 30, 2020 was primarily due to paying down our borrowings under our revolving credit facility. Cash provided by financing activities of $368.5 million during the nine months ended September 30, 2019 was primarily due to higher borrowings to fund higher acquisition spending in 2019.

Financing Arrangements

As of September 30, 2020 we had $599.8 million drawn on and $392.1 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. As of September 30, 2020, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions, and the uncertainties related to the COVID-19 pandemic described above under "Impact of COVID-19 on our Business", will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

As of September 30, 2020 we have entered into one interest rate swap executed in January 2016 with a notional amount of $50 million expiring in January 2021, four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of September 30, 2020 reference rate for a portion of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.92%, while approximately $299.8 million, or 50%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2020. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. We have concluded that, as of September 30, 2020, our disclosure controls and procedures were:

i)effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
ii)effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are in the process of implementing new enterprise resource planning systems ("ERP") that will enhance our business and financial processes and standardize our information systems. We have completed the implementation at several locations and will continue to roll out the ERP in phases over the next several years. As it pertains to the current environment, since the second quarter of this year we have implemented incremental controls over extending customer credit and accounts receivable collections to support working capital management.

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended September 30, 2020.

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

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our workforce, customers, suppliers, channels and shareholders. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. Many of our customers' business are experiencing significant disruptions and financial difficulties. We have experienced restrictions in our access to customers and suppliers, as well as the impacts of an economic slowdown and uncertainties about demand. Disruptions in our customers' businesses have negatively impacted our results of operations in the second and third quarters of 2020, and while we are seeing improvements in the third quarter as we gain additional access to customers and see steady demand within certain revenue streams, we are expected to continue to have an overall negative impact on customers' demand for our products and services and on our results of operations for the remainder of 2020.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (which could include travel restrictions and quarantine requirements, limitations on our operations or mandates to provide products or services); the promotion of social distancing measures; the impacts on our supply chain and international border closings; the impact of the pandemic on economic activity, customer demand and buying patterns; delay or cancellation of orders in our pipeline or backlog; the effects of plant closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our plants and other critical functions, particularly if members of our work force are quarantined as a result of exposure; and any impairment in value of our tangible or intangible assets. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risks, including but not limited to cybersecurity risks and risks to our internal controls and financial reporting, and impair our ability to manage our business.

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

Our performance is substantially dependent on the continued services and performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. Following a leave of absence that started in June 2020, our Chairman, President and Chief Executive Officer, Tom Giacomini, stepped down in September 2020. As a result, the Company has named Brian Deck, Executive Vice President and Chief Financial Officer, as the Interim President and Chief Executive Officer, and Matt Meister, Vice President and Chief Financial Officer for JBT Protein, as the Interim Chief Financial Officer while the Board of Directors executes a search for a permanent Chief Executive Officer. Transitions in our senior executive management roles could adversely impact our strategic planning, specifically resulting in unexpected changes, or delays in the planning and execution of such plans. Furthermore transitions of this nature could drive an adverse effect on the future performance of the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2020:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2020 through July 31, 2020	—	$—	—	$30.0
August 1, 2020 through August 31, 2020	—	—	—	30.0
September 1, 2020 through September 30, 2020	—	—	—	30.0
	—	$—	—	$30.0

(1)Shares repurchased under a share repurchase program for up to $30 million of common stock that was authorized in 2018 and is set to expire on December 31, 2021. Refer to the Annual Report on Form 10-K for the year ended December 31, 2019, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1
Confidential Transition, Separation and General Release Agreement, dated as of September 25, 2020, between John Bean Technologies Corporation and Thomas W. Giacomini (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020).

10.2	Letter to Matt Meister, dated September 25, 2020, regarding change in compensation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 30, 2020).

31.1*	Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Interim Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Interim Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Vice President, Corporate Controller and duly authorized officer
(Principal Accounting Officer)
Date: October 29, 2020