Form 10-K
period 2020-12-31
John Bean Technologies CORP
filed 2021-02-25
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $2,666,110,073.
At February 18, 2021, there were 31,729,736 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•risks associated with acquisitions;
•effects of the U.K.’s exit from the E.U.;
•fluctuations in currency exchange rates;
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
•availability of and access to financial and other resources; and
•the factors described under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

In addition, many of the risks and uncertainties facing our business are currently amplified by and will continue to be amplified by the COVID-19 pandemic. Given the highly fluid nature of the COVID-19 pandemic, it is not possible to predict all such risks and uncertainties. Refer to the section below titled “Impact of COVID-19 on our Business” as well as Item IA. Risk Factors in this Annual Report on Form 10-K for additional information. If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.

PART I

Unless otherwise specified or indicated by the context, JBT Corporation, JBT, we, us, our and the Company refer to John Bean Technologies Corporation and its subsidiaries.

ITEM 1.    BUSINESS

GENERAL

We operate our business through two segments, JBT FoodTech and JBT AeroTech. We are a leading global technology solutions and service provider to high-value segments of the industrial food, beverage, and aviation support industry. Through our FoodTech segment, our mission is to make better use of the world’s precious resources by providing solutions that substantially enhance our customers’ success, and in doing so design, produce and service sophisticated and critical products and systems for food companies, JBT also sells critical equipment and services to domestic and international air transportation customers through our AeroTech segment. Both segments operate globally and serve multi-national and regional markets.

We were originally incorporated as Frigoscandia, Inc. in Delaware in May 1994. Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602.

Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 18. of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Products and services

JBT FoodTech provides comprehensive solutions throughout the food production value chain that includes:

•Protein. Our Protein offerings include primary, secondary and further value-added poultry processing, mixing/grinding, injecting, marinating, tumbling, portioning, packaging, coating, cooking, frying, freezing, weighing, and X-ray food inspection.

•Liquid Foods. Our Liquid Foods offerings include processing, preserving, and packaging which support a large and growing portfolio of food and health end markets in extracting, mixing, blending, pasteurizing, sterilizing, concentrating, high pressure processing, filling, closing, sealing, and final packaging.

•Automated Guided Vehicle Systems. We also provide stand-alone, fully-integrated, and dual-mode robotic systems for material movement requirements with a wide variety of applications including manufacturing and warehouse facilities.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies, military forces and defense contractors. The product offerings of our AeroTech businesses include:

•Mobile Equipment. Our mobile air transportation equipment includes commercial and military cargo loading, aircraft deicing, aircraft towing, and aircraft ground power and cooling systems.

•Fixed Equipment. We provide gate equipment for passenger boarding.

•Airport Services. We also maintain and enhance airport equipment, systems, and facilities.

We provide aftermarket products, parts, and services for our installed base of JBT FoodTech and JBT AeroTech equipments, including retrofits and refurbishments to accommodate the changing operational requirements of our customers. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, such as ProCare, and consulting services. As part of our aftermarket program, we offer technology for enterprise asset management and real-time operations monitoring with iOPS™.

Sales and Marketing
We sell and market our products and services predominantly through a direct sales force, supplemented with independent distributors and sales representatives. Our experienced global sales force is comprised of individuals with strong technical expertise in our products and services and the industries in which they are sold.

We support our sales force with marketing and training programs that are designed to increase awareness of our product offerings and highlight our differentiation while providing a set of sales tools to aid in the sales of our technology solutions. We actively employ a broad range of marketing programs to inform and educate customers, the media, industry analysts, and academia through targeted newsletters, our web-site, seminars, trade shows, user groups, and conferences. We regularly introduce new internal digital resources designed to accelerate the quote-to-order process, identify cross-selling opportunities between our separate businesses, and utilize marketing automation processes and technology to drive lead generation and nurturing.

Competition
We conduct business worldwide and compete with large multinational companies as well as a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area.

We compete by leveraging our industry expertise to provide differentiated and proprietary technology, integrated systems, high product quality and reliability, and comprehensive aftermarket service. We strive to provide our customers with equipment that delivers a lower total cost of ownership, distinguishing ourselves by providing reliable uptime, increased yields, and improved product quality, while helping customers achieve ambitious environmental goals of lowering energy and water usage, and reducing food waste. Our ability to provide comprehensive sales and service in all major regions of the world, by maintaining local personnel in region, differentiates us from regional competition.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. The installed base of our equipment is a source of recurring revenue from aftermarket products, parts, services, and lease arrangements. Recurring revenue accounted for 49% of our FoodTech total revenue and 32% of our AeroTech total revenue in 2020. The installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our customers.

Geographic Information
We have operations strategically positioned around the world to serve the existing JBT FoodTech and JBT AeroTech equipment base located in more than 100 countries. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.

Customers
No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

Government Contracts
AeroTech supplies equipment to the U.S. Department of Defense and international forces. The amount of equipment and parts supplied to these programs is dependent upon annual government appropriations and levels of military spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government and defense contractors are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 685 United States and foreign issued patents and have approximately 328 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 874 registrations and pending applications in the United States and abroad. A substantial majority of these patents, trademarks and tradenames are associated with the FoodTech segment. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Sources and Availability of Raw Materials
All of our business segments purchase carbon steel, stainless steel, aluminum, and/or steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs.

Working Capital Practices
In order to provide, and install, custom designed equipment, companies in the food machinery industry generally generate customer deposits, or advance payments, before construction begins. For this reason, FoodTech can be less working capital intensive than many other industrial capital goods industries. AeroTech solutions, which are more standardized, do not generate a significant amount of advance payment from the air transportation industry, and therefore work in this segment is generally more capital intensive.

Human Capital Management
We have employees located throughout the world. As of fiscal year end 2020, we have approximately 6,200 employees worldwide, with approximately 3,500 located in the United States. Approximately 10% of our employees in the United States are represented by three collective bargaining agreements, and less than 1% of employees in the United States are represented by agreements that will expire within a year. Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 49% of our international employees are covered under national employee unions. We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Our strong employee base, along with their commitment to our uncompromising values of integrity, accountability, continuous improvement, teamwork, and customer focus, provide the foundation of our company’s success. Employee safety, and managing the risks associated with our workplace, is of paramount importance to JBT. We give employees the training and tools to manage risk. We also empower employees to stop work if they encounter an unsafe situation. JBT's Health and Safety program operates under management's belief that all injuries can be prevented, with a company objective of "Zero Incidents, Worldwide, Every Day.” Specifically, we have deployed a global Near Miss reporting program, under which potential unsafe conditions or behaviors are proactively reported and corrected before they cause an injury. JBT's foundational commitment to safety is demonstrated by our world-class recordable and loss-time rates below. This safety information is provided in the CEO report to the Board of Directors at every Board meeting.

JBT embraces diversity, equity and inclusion ("DEI"), and we believe a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives. We are committed to creating an inclusive culture where employees can bring their whole selves to work and we strive to use our resources to support causes that help to create a respectful and accepting global community. As part of JBT’s commitment to DEI, we established a DEI Council at our global headquarters that will partner with our executive team to develop and deploy programs, processes and communications to further our DEI objectives. Specifically, we have partnered with an industry leader in DEI to develop and launch the JBT Inclusive Leadership Series (ILS). The ILS is a 6-session program that focuses on providing a series of structured and interactive leadership training session to leaders across the organization, with the primary objective to help JBT leaders incorporate inclusive practices into the way leaders manage their teams. We are also focused on recruitment of diverse candidates as well as on internal talent development of our diverse leaders so that they can advance their careers and move into leadership positions within the company. Additionally, the executive leadership team hosted a series of four listening sessions which provided an opportunity for employees to share their experiences as diverse persons at JBT and in general, as well as provided important awareness that the DEI Council and executive leadership team were able to leverage going into DEI strategy programmatic planning sessions. Finally, we have partnered with organizations whose missions focus on addressing inequality, fostering diverse and inclusive organizations and societies, and serving under-resourced communities. JBT's contribution to these initiatives includes investments of our employees' time as well as JBT monetary support.

We invest in programs and processes that develop our employees' capabilities to ensure that we have the talent we need to execute our strategic business plans. Our executive Performance Management Program ensures that all leaders have clear priorities, and that their performance relative to these priorities are linked to their total rewards package. Our annual Leadership Development Process includes a full-day talent discussion in each of our businesses and culminates in a talent review with the executive leadership team and the Compensation Committee of the Board of Directors. The result is a specific and actionable talent plan in every business that ensures the execution of the important priorities set for each business. In addition this review process includes discussions on management succession planning, retention risk and potential organization design based on employee performance. Our Leader Excellence Program provides an overview of the 13 competencies that have been identified in successful JBT leaders and deploys a formal framework through which these traits can be assessed and developed more broadly in our workforce. This ensures a fair, accurate and consistent approach in the development and assessment of leaders and potential leaders.

We believe our management team has the experience necessary to effectively execute our strategy. Our CEO and segment leaders have significant industry experience and are supported by experienced and talented management teams who are dedicated to maintaining and expanding our position as a global leader in our markets. For discussion of the risks relating to the attraction and retention of management and executive management employees, see “Part 1. Item 1A. Risk Factors.”

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 19, 2021, are as follows:

Name	Age	Office
Brian A. Deck	52	President and Chief Executive Officer
Matthew J. Meister	42	Executive Vice President and Chief Financial Officer
Jason T. Clayton	44	Executive Vice President, Human Resources
Bryant Lowery	49	Executive Vice President, Chief Procurement Officer
James L. Marvin	60	Executive Vice President, General Counsel and Assistant Secretary
Kristina Paschall	46	Executive Vice President, Chief Information and Digital Officer
David C. Burdakin	65	Executive Vice President and President, AeroTech
Carlos Fernandez	51	Executive Vice President and President, Liquid Foods
Paul Sternlieb	48	Executive Vice President and President, Protein
Jessi L. Corcoran	38	Vice President, Corporate Controller and Chief Accounting Officer

BRIAN A. DECK became the President and Chief Executive Officer in December 2020. Prior to his appointment, Mr Deck served as the interim Chief Executive Officer from June 2020 to December 2020. In December 2014, Mr. Deck appointed a Treasurer and resigned from that position. Prior to joining JBT, he served as Chief Financial Officer (since May 2011) of National Material L.P., a private diversified industrial holding company. Mr. Deck served as Vice President of Finance and Treasury (from November 2007 to May 2011) and as Director, Corporate Financial Planning and Analysis (from August 2005 to November 2007) of Ryerson Inc., a metals distributor and processor. Prior to his service with Ryerson, Mr. Deck held various positions with General Electric Capital, Bank One (now JPMorgan Chase & Co.), and Cole Taylor Bank.

MATTHEW J. MEISTER became the Chief Financial Officer in December 2020. Prior to his appointment, Mr Meister served as the interim Chief Financial Officer during the course of 2020. Mr. Meister joined JBT in May 2019 as Vice President and CFO for JBT Protein, with responsibility for all accounting and finance activity for the Protein Division within the FoodTech segment. He joined the Company with extensive experience in global manufacturing across various industries including automotive, medical devices, and general industrial applications, including his prior roles at IDEX Corporation, where he held several finance leadership roles within the operations, ending with the Group Vice President, Health and Science Technologies role. Prior to joining IDEX in January 2013, he held various roles of increasing responsibility within the business units and at corporate at Navistar International Corporation.

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

KRISTINA PASCHALL became Executive Vice President, Chief Information and Digital Officer in October 2020. She was appointed Vice President and Chief Information Officer of JBT Corporation in September 2017. Prior to joining JBT Corporation, Ms. Paschall was the Chief Information Officer of Ferrara Candy Company from 2013-2017. Before joining Ferrara, she held progressive senior IT leadership roles at Ingredion and GATX, having spent the previous part of her career in management roles at consulting organizations.

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

JESSI L. CORCORAN became Vice President, Corporate Controller and Chief Accounting Officer in October 2020. Ms. Corcoran came to JBT in 2015 as Senior Manager of External Reporting and Technical Accounting. She was promoted to Assistant Corporate Controller in 2017 and Chief Accounting Officer in 2018. Prior to JBT she worked in the Audit & Assurance practice at Deloitte for nine years, with increasing levels of responsibility through senior manager.

ITEM 1A.    RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this Annual Report on Form 10-K, in evaluating our company and our common stock. If any of the risks described below actually occurs, our business, financial condition, results of operations, cash flows and stock price could be materially adversely affected.

BUSINESS AND OPERATIONAL RISKS

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

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, the contractual terms and the number and size of orders in the capital goods industries in which we compete vary significantly over time. The timing of our sales cycle from receipt of orders to shipment of the products or provision of services can significantly impact our sales and income in any given fiscal period. These and any one or more of the factors listed below, among other things, could cause us not to achieve our revenue or profitability expectations in any given period and the resulting failure to meet such expectations could cause a drop in our stock price:

•volatility in demand for our products and services, including volatility in growth rates in the food processing and air transportation industries;

•downturns in our customers’ businesses resulting from deteriorating domestic and international economies where our customers conduct substantial business;

•increases in commodity prices resulting in increased manufacturing costs, such as petroleum-based products, metals or other raw materials we use in significant quantities;

•supply chain interruptions;

•changes in pricing policies resulting from competitive pressures, including aggressive price discounting by our competitors and other market factors;

•our ability to develop and introduce on a timely basis new or enhanced versions of our products and services;

•unexpected needs for capital expenditures or other unanticipated expenses;

•changes in the mix of revenue attributable to domestic and international sales;

•changes in the mix of products and services that we sell;

•changes in foreign currency rates;

•seasonal fluctuations in buying patterns;

•future acquisitions and divestitures of technologies, products, and businesses;

•changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments;

•effects of the United Kingdom’s withdrawal from the European Union on our businesses operating in or selling to customers in the European Union; and

•cyber-attacks and other IT threats that could disable our IT infrastructure and create a meaningful inability to operate our business.

The COVID-19 pandemic has and could continue to have a material adverse impact on our business operations and results of operations, and could have a material adverse impact on our cash flows and financial position.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our workforce, customers, suppliers, and shareholders. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. Many of our customers' businesses are experiencing significant disruptions and financial difficulties. We have experienced restrictions in our access to customers and suppliers, as well as the impacts of an economic slowdown and uncertainties about demand. Disruptions in our customers' businesses have negatively impacted our results of operations in 2020 and may negatively impact our results of operations in 2021.

The extent to which the COVID-19 pandemic continues to impact us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (including travel restrictions and quarantine requirements, limitations on our operations or mandates to provide products or services); the implementation of social distancing measures; the supply chain disruptions and international border closings; the impact of the pandemic on economic activity, customer demand and buying patterns; delay or cancellation of orders in our pipeline or backlog; the effects of plant closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our plants and other critical functions, particularly if significant portions of our work force are quarantined as a result of exposure; and any impairment in value of our tangible or intangible assets. Additionally, some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risks, diminished productivity including but not limited to cybersecurity risks, and risks to our internal controls and financial reporting, and impair our ability to manage our business.

These factors may have a material adverse effect on our financial condition, results of operations, and cash flows. If the pandemic continues to create disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs. In addition, a material deterioration in our results of operations could impact our ability to meet our debt covenants in our credit agreement. This situation is enduring and continuing to evolve and additional impacts may arise that we are not aware of currently. The impact of COVID-19 may also exacerbate other risks discussed in these Risk Factors any of which could have a material adverse effect on us.

For additional detail related to this risk, refer to the discussion under the sub-caption "Impact of Covid-19 on our Business" in Part II, Item 7, "Management's Discussion and Analysis."

The loss of key personnel or any inability to attract and retain additional personnel could affect our ability to successfully grow our business.

Our performance is substantially dependent on the continued services and performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our officers and key employees. The loss of the services of any of our executive officers or other key employees for any reason could harm our business. Occasionally, members of senior management or key employees may find it necessary to take a leave of absence due to medical or other causes. For example, in 2020, our former Chairman, President and Chief Executive Officer, Tom Giacomini, began a leave of absence in June and stepped down in September, which resulted in an interim replacement for his key roles, as well as the need to identify a permanent replacement. The Company named Brian Deck, former Executive Vice President and Chief Financial Officer, as our President and Chief Executive Officer, and Matt Meister, former Vice President and Chief Financial Officer for JBT Protein, as our Executive Vice President and Chief Financial Officer. Transitions in our senior executive management roles could adversely impact our strategic planning, specifically resulting in unexpected changes, or delays in the planning and execution of such plans and can cause a diversion of management time and attention.

The cumulative loss of several significant contracts may negatively affect our business, financial condition, results of operations, and cash flows.

We often enter into large, project-oriented contracts, or long-term equipment leases and service agreements. These agreements may be terminated or breached, or our customers may fail to renew these agreements. If we were to lose several significant agreements and if we were to fail to develop alternative business opportunities, then we could experience a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Infrastructure failures or catastrophic loss at any of our facilities, including damage or disruption to our information systems and information database, could lead to production and service curtailments or shutdowns and negatively affect our business, financial condition, results of operations, and cash flows.

We manufacture our products at facilities in the United States, Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. An interruption in production or service capabilities at any of our facilities as a result of equipment failure or any other reasons could result in our inability to manufacture our products. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to cancellations.

Our operations are also dependent on our ability to protect our facilities, computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, explosions, power loss, telecommunications failures, hurricane, and other catastrophic events. For instance, a part of our operations is based in an area of California that has experienced earthquakes and other natural disasters, while another part of our operations is based in an area of Florida that has experienced hurricanes and other natural disasters.

Despite our best efforts at planning for such contingencies, catastrophic events of this nature may still result in delays in deliveries, catastrophic loss, system failures and other interruptions in our operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Notwithstanding careful security and controls design, our information technology systems, and those of our third-party providers could become subject to cyber-attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, including, but not limited to, inability to utilize our systems, and denial of access to and misuse of applications required by our clients to conduct business with us. Phishing and other forms of electronic fraud may also subject us to risks associated with improper access to financial assets and customer information. Theft of intellectual property or trade secrets and inappropriate disclosure of confidential information could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity or business delays and could have a material adverse effect on our business. In addition, requirements under the privacy laws of the jurisdictions in which we operate, such as the EU General Data Protection Regulation (GDPR) and California Consumer Privacy Act effective from January 1, 2020, impose significant costs that are likely to increase over time.

INDUSTRY RISKS

Deterioration of economic conditions could adversely impact our business.

Our business may be adversely affected by changes in current or future national or global economic conditions, including lower growth rates or recession, high unemployment, rising interest rates, limited availability of capital, decreases in consumer spending rates, the availability and cost of energy, and the effect of government deficit reduction, sequestration, and other austerity measures impacting the markets we serve. Any such changes could adversely affect the demand for our products or the cost and availability of our required raw materials, which can have a material adverse effect on our financial results. Adverse national and global economic conditions could, among other things:

•make it more difficult or costly for us to obtain necessary financing for our operations, our investments and our acquisitions, or to refinance our debt;

•cause our lenders or other financial instrument counterparties to be unable to honor their commitments or otherwise default under our financing arrangements;

•impair the financial condition of some of our customers, thereby hindering our customers’ ability to obtain financing to purchase our products and/or increasing customer bad debts;

•cause customers to forgo or postpone new purchases in favor of repairing existing equipment and machinery, and delay or reduce preventative maintenance, thereby reducing our revenue and/or profits;

•negatively impact our customers’ ability to raise pricing to counteract increased fuel, labor, and other costs, making it less likely that they will expend the same capital and other resources on our equipment as they have in the past;

•impair the financial condition of some of our suppliers thereby potentially increasing both the likelihood of our having to renegotiate supply terms on terms that may not be as favorable to us and the risk of non-performance by suppliers;

•negatively impact global demand for air transportation services as well as for technologically sophisticated food production equipments, which could result in a reduction of sales, operating income, and cash flows in our AeroTech and FoodTech segments;

•negatively affect the rates of expansion, consolidation, renovation, and equipment replacement within the air transportation industry and within the food processing industry, which may adversely affect the results of operations of our AeroTech and FoodTech segments; and

•impair the financial viability of our insurers.

Variability in the length of our sales cycles makes accurate estimation of our revenue in any single period difficult and can result in significant fluctuation in quarterly operating results.

The length of our sales cycle varies depending on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter during our selling process, and our current and potential customers’ internal budgeting and approval processes. Many of our sales are subject to an extended sales cycle. As a result, we may expend significant effort and resources over long periods of time in an attempt to obtain an order, but ultimately not obtain the order, or obtain an order that is smaller than we anticipated. Revenue generated by any one of our customers may vary from quarter to quarter, and a customer who places a large order in one quarter may generate significantly lower revenue in subsequent quarters. Due to the length and uncertainty of our sales cycle, and the variability of orders from period to period, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be an accurate indicator of our future performance.

Our inability to secure raw material supply, component parts, sub assemblies, finished good assemblies, installation labor, and/or logistics capacity in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture, install and/or distribute products to customers.

We purchase raw materials, component parts, sub assemblies, and/or finished good assemblies for use in manufacturing, installation, service and/or distribution of our products to customers. External factors impacting our inbound transportation, raw material supply, component parts, sub assemblies, and/or finished goods we procure could result in manufacturing, installation and/or outbound transportation delays, inefficiencies, or our inability to distribute products if we cannot timely and efficiently manufacture them. In addition, our gross margins could be adversely impacted if raw materials, component parts, sub assemblies, finished goods, installation services and/or logistics providers higher cost are not able to be passed onto customers in a timely manner.

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

Freezes, hurricanes, droughts, other natural disasters, adverse weather conditions, outbreak of animal borne diseases (H5N1, BSE, or other virus strains affecting poultry or livestock), citrus tree diseases, or food borne illnesses or other food safety or quality concerns may negatively affect our business, financial condition, results of operations, and cash flows.

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

The U.S. government represented approximately 1% of our 2020 revenue, directly or through subcontracts. Our JBT AeroTech business contracts with the U.S. government and subcontracts with defense contractors conducting business with U.S. government. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government.

The laws governing U.S. government contracts differ in several respects from the laws governing private company contracts. Government contracts are highly regulated to curb misappropriation of funds and to ensure uniform policies and practices across various governmental agencies. Funding for such contracts is tied to national defense budgets and procurement programs that are annually negotiated and require approvals by the U.S. Department of Defense, the Executive Branch, and the Congress. For example, if there were any shifts in spending priorities or if funding for the military aircraft programs were reduced or canceled as a result of the sequestration, policy changes, or for other reasons, the resulting loss of revenue could have a material adverse impact on our AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. In particular, U.S. defense contracts are unilaterally terminable at the option of the U.S. government with compensation only for work completed and costs incurred to date. In addition, any deliverable delays under such contracts as a result of our non-performance could also have a negative impact on these contracts.

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

LEGAL AND REGULATORY RISKS

Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business could negatively affect our business, financial condition, and results of operations.

We operate manufacturing facilities in eleven countries other than the United States, the largest of which are located in Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. Our international sales accounted for 40% of our 2020 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

•economic downturns, inflationary and recessionary markets, including in capital and equity markets;

•civil unrest, political instability, terrorist attacks, and wars;

•nationalization, expropriation, or seizure of assets;

•potentially burdensome taxation in other jurisdictions;

•changes in the mix of our international business operations and revenue relative to our domestic operations, resulting in increasing tax liabilities resulting from repatriation of income generated outside of the United States;

•inability to repatriate income or capital;

•foreign ownership restrictions;

•export regulations that could erode profit margins or restrict exports, including import or export licensing regulations;

•trade restrictions, tariffs, and other trade protection measures, or price controls;

•restrictions on operations, trade practices, trade partners, and investment decisions resulting from domestic and foreign laws and regulations;

•compliance with the U.S. Foreign Corrupt Practices Act and other similar laws;

•burden and cost of complying with different national and local laws, treaties, and technical standards and changes in those regulations;

•transportation delays and interruptions; and

•reductions in the availability of qualified personnel.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact or business.
The U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices and has imposed import duties or other restrictions on products or raw materials sourced from those countries. For instance, in 2018, the U.S. government began imposing tariffs on steel and aluminum imports and on specified imports from China. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. We import raw materials from or manufacture our products in China and other such countries subject to these tariffs. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.
Moreover, these tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Others are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the U.S. economy or certain sectors thereof and, thus, to adversely impact our businesses.

The U.K.’s exit from the E.U. has created uncertainties that could have negative effects on us.

On December 30, 2020, the U.K. and the E.U. entered into an agreement (referred to as Brexit) regarding their future relationship, the Trade and Cooperation Agreement, which provisionally applies until February 28, 2021, by which date it is expected to be fully ratified by the parties and enter into full force. However, significant political and economic uncertainties remain in connection with the future of the U.K. and its relationship with the E.U. These uncertainties have caused and may continue to cause significant currency exchange rate fluctuations. As described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Foreign Currency Exchange Rate Risk, we translate revenue denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international revenue is reduced because foreign currencies translate into fewer U.S. dollars.

Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. The terms of the exit from the transition period may impair the ability of our operations in the E.U. to transact business in the future in the U.K., and similarly the ability of our U.K. operations to transact business in the future in the E.U. Specifically, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the U.K. and the E.U., which could result in decreased demand for our products.

Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, financial condition, results of operations and cash flows. For the year ended December 31, 2020, our U.K. based subsidiaries generated $95.7 million in global revenues and we reported $87.8 million from U.K. customers in our global revenues.

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
We, along with other companies in many business sectors, including our customers, are considering and implementing ways to reduce emissions of greenhouse gas. As a result, our customers may request that changes be made to our products or facilities, as well as other aspects of our production processes, that increase costs and may require the investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers, which in turn could adversely affect our business, financial condition and results of operations.
We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
Further, customer, investor, and employee expectations in areas such as environmental, social matters and corporate governance (ESG) have been rapidly evolving and increasing. The enhanced stakeholder focus on ESG issues related to our industry requires the continuous monitoring of various and evolving standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, an inability to attract customers and an inability to attract and retain top talent.

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
BUSINESS STRATEGY RISKS
We face risks associated with current and future acquisitions.

To achieve our strategic objectives, we have pursued and expect to continue to pursue expansion opportunities such as acquiring other businesses or assets. Expanding through acquisitions involves risks such as:
•the incurrence of additional debt to finance the acquisition or expansion;

•additional liabilities (whether known or unknown), including, among others, product, environmental or pension liabilities of the acquired business or assets;

•risks and costs associated with integrating the acquired business or new facility into our operations;

•the need to retain and assimilate key employees of the acquired business or assets;

•unanticipated demands on our management, operational resources and financial and internal control systems;

•unanticipated regulatory risks;

•the risk of being denied the necessary licenses, permits and approvals from state, local and foreign governments, and the costs and time associated with obtaining such licenses, permits and approvals;

•risks that we do not achieve anticipated operating efficiencies, synergies and economies of scale; and

•risks in retaining the existing customers and contracts of the acquired business or assets.

•risk that unforeseen issues with an acquisition may adversely affect the anticipated results of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.

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

TECHNOLOGY RISKS

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

We have seen a trend towards aggressive enforcement of intellectual property rights as product functionality in our industry increasingly overlaps and the number of issued patents continues to grow. As a result, there is a risk that we could be subject to infringement claims which, regardless of their validity, could:

•be expensive, time consuming, and divert management attention away from normal business operations;

•require us to pay monetary damages or enter into non-standard royalty and licensing agreements;

•require us to modify our product sales and development plans; or

•require us to satisfy indemnification obligations to our customers.

Regardless of whether these claims have any merit, they can be burdensome and costly to defend or settle and can harm our business and reputation.

GENERAL RISKS

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

As of December 31, 2020, our foreign subsidiaries held $41.7 million, or 87.7%, of our cash and cash equivalents. We currently intend that cash and cash equivalents held by these foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund working capital requirements, make investments, and repay debt (primarily inter-company). However, if cash and cash equivalents held by foreign subsidiaries are needed in the future to fund our operations in the United States or for the purpose of making certain strategic investments in the U.S. or otherwise, the repatriation of such amounts to the U.S. could result in an incremental tax liability (i.e., withholding taxes, foreign and/or U.S. state income taxes, and the impact of foreign currency movements), in the period in which the decision to repatriate previously taxed earnings occurs. Payment of any incremental tax liability would reduce the cash available to us to fund our operations or to make such strategic investment in the U.S. or otherwise. Refer to Note 7. Income Taxes for further discussion.
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

Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates on our variable rate debt outstanding at December 31, 2020. A significant increase in interest rates would significantly increase our cost of borrowings, and may reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for JBT that cannot yet reasonably be predicted.

We have outstanding debt and derivative transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after December 2021 for non-U.S. dollar LIBOR tenors and after June 2023 for most U.S. dollar tenors. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after June 2023. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's derivative instruments, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after June 2023. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. Our balance sheet includes a significant amount of goodwill and other intangible assets, which represents approximately 47% of our total assets as of December 31, 2020. In accordance with Accounting Standards Codification 350 Intangibles-Goodwill and Other, our goodwill and other intangibles are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. If our estimates or the underlying assumptions change in the future, we may be required to record impairment charges. Any such charge could have a material adverse effect on our reported net income.

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

We regularly release guidance regarding our future performance that represents management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is qualified by, and subject to, the assumptions and the other information contained or referred to in the release or report in which guidance is given. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed, but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions of the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data are forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

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

Provisions in our certificate of incorporation and by-laws may make it difficult and expensive for a third-party to pursue a tender offer, change-in-control, or takeover attempt that is opposed by our management and Board of Directors. These provisions include, among others:

•A Board of Directors that is divided into three classes with staggered terms;

•Limitations on the right of stockholders to remove directors;

•The right of our Board of Directors to issue preferred stock without stockholder approval;

•The inability of our stockholders to act by written consent; and

•Rules and procedures regarding how stockholders may present proposals or nominate directors at stockholders meetings.

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

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	JBT FoodTech	271,000	Owned
Orlando, Florida	JBT AeroTech	248,000	Owned
Ogden, Utah	JBT AeroTech	240,000	Owned/Leased
Lakeland, Florida	JBT FoodTech	200,000	Owned
Stratford, Wisconsin	JBT FoodTech	160,000	Owned
Sandusky, Ohio	JBT FoodTech	140,000	Owned
Apex, North Carolina	JBT FoodTech	134,200	Owned/Leased
Kingston, New York	JBT FoodTech	133,000	Owned
Columbus, Ohio	JBT FoodTech	115,000	Leased
Warrenton, Oregon	JBT AeroTech	94,000	Leased
Middletown, Ohio	JBT FoodTech	74,000	Leased
Chalfont, Pennsylvania	JBT FoodTech	67,000	Leased
Russellville, Arkansas	JBT FoodTech	65,000	Owned
Riverside, California	JBT FoodTech	50,000	Leased
Richmond, Virginia	JBT FoodTech	29,000	Owned

International:
Sint Niklaas, Belgium	JBT FoodTech	289,000	Owned
Helsingborg, Sweden	JBT FoodTech	227,000	Owned/Leased
Werther, Germany	JBT FoodTech	164,000	Owned
Araraquara, Brazil	JBT FoodTech	128,000	Owned
Adlington, England	JBT FoodTech	105,700	Owned/Leased
Amsterdam, The Netherlands	JBT FoodTech	105,000	Leased
Livingston, Scotland	JBT FoodTech	87,000	Owned
Parma, Italy	JBT FoodTech	72,000	Owned
Almelo, The Netherlands	JBT FoodTech	68,600	Owned
Bridgend, Wales	JBT AeroTech	58,000	Owned
Glinde, Germany	JBT FoodTech	55,000	Leased
Harwich, England	JBT FoodTech	40,000	Leased
Cape Town, South Africa	JBT FoodTech	38,000	Leased
Juarez, Mexico	JBT AeroTech	27,000	Leased

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 18, 2021, there were 1,332 holders of record of our common stock.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2015 in: (i) the Company's common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among John Bean Technologies Corporation, the S&P Smallcap 600 Index
and the Russell 2000 Index

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
John Bean Technologies Corporation
S&P Smallcap 600
Russell 2000

Issuer purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2020 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2020 through October 31, 2020	—	$—	—	$30.0
November 1, 2020 through November 30, 2020	—	—	—	30.0
December 1, 2020 through December 31, 2020	—	—	—	30.0
	—	$—	—	$30.0

(1)On August 10, 2018, the Board authorized a share repurchase program for up to $30 million of common stock beginning on January 1, 2019 and continuing through December 31, 2021.

ITEM 6.    SELECTED FINANCIAL DATA

The Company has applied the amendment to Regulation S-K Item 301 which became effective on February 10, 2021.

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

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious resources; and giving back to the communities where we live and work. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help customers meet their environmental objectives.We recognize the responsibility we have to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization designed to ensure more diversity in our leadership and hiring practices. We have completed a comprehensive evaluation to determine which ESG topics are most pressing for our business resulting in a materiality matrix informing our development of an ESG strategy, balanced to ensure we invest responsibly in initiatives that can address the risks and opportunities presented by ESG.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, segment EBITDA (adjusted when appropriate) and segment EBITDA margins.

During the third quarter of 2020, we initiated a management succession plan after Tom Giacomini, the Company's former President and Chief Executive Officer, resigned his employment with the Company. The Company named Brian Deck as interim President and Chief Executive Officer and Matt Meister as interim Chief Financial Officer effective September 22, 2020, and each as official successors to those roles effective December 11, 2020 and December 14, 2020, respectively. The Company also named Alan Feldman as interim Chairman of its Board of Directors effective June 20, 2020 and as official successor to this role effective on September 22, 2020.
Business Conditions and Outlook
During 2020, despite significant decline in our revenues, our operating margins declined only marginally, due to expense control, the strength of our aftermarket business and the contribution from recent acquisitions. Additionally, we have continued to enhance our internal operating efficiency with the ongoing benefits of our restructuring program and management through the JBT Operating System.

In terms of top–line growth, the environment in 2020 was characterized by business uncertainty which impacted our ability to convert commercial activity into order commitments at FoodTech. Passenger air travel came to a halt in the early months of 2020 and has not experienced a meaningful recovery to date. This has significantly impacted AeroTech revenue which we expect may not fully recover until 2024. Moreover, recurring revenue (aftermarket parts and services and lease revenues), which represented more than 44% of total JBT revenue, has provided stability and reliable profitability demonstrating a resilient model built to sustain such unusual market forces.

While the demand environment at FoodTech has improved since the early days of the pandemic, the economic environment has changed indefinitely and JBT is evolving to continue supporting our food and air transportation customers during a difficult period . We have also captured sustainable structural improvements from our restructuring program. In addition, the real-time production information provided by the JBT Operating System enables us to proactively align costs with current market conditions.

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption and has adversely affected our business. The following uncertainties exist and may continue to have a negative impact on our overall financial results:

•our ability to obtain raw material from domestic and international suppliers required to manufacture our products and execute our services;
•our ability to secure inbound and outbound logistics to and from our facilities, with additional delays linked to international border crossings and the associated approvals and documentation;
•our ability to access customer locations in order to execute installations, new product deliveries, maintenance and repair services;
•our ability to efficiently operate our facilities and meet customer obligations due to modified employee work patterns resulting from social distancing guidelines, absence due to illness and cautionary quarantines and/or government ordered closures;
•limitations on the ability of our customers to conduct their business, and resulting impacts to our customers' purchasing patterns, from food and travel disruption, social distancing guidelines, absence due to illness and cautionary quarantines or government ordered closures; and
•limitations on the ability of our customers to meet their financial obligations to JBT.

Specifically, when compared to the prior year, and as a result of the global shelter in place and social distancing requirements that have continued throughout 2020, the food industry has experienced a notable rise in retail demand. This increase in demand is offset by a decline in demand for food service due to the reduced restaurant, travel and school activity. While our FoodTech customers are present in both the retail and food services channels, this shift in demand creates volatility and uncertainty in our customer's purchasing patterns. Our inbound FoodTech orders in the fourth quarter and year-to-date were 1% - 2% lower in both periods than those of 2019, but progressively increased as the year unfolded as we continued to see improved access to customer plants and positive recovery for food processors, specifically for those in the quick service restaurant drive through businesses and those servicing the sustained "eat-at-home" trend. Our customers appear to be investing more to support these trends, addressing immediate capacity needs and creating strong interest in FoodTech's broad product offerings. Although the pandemic has negatively impacted our full year inbound numbers and results of operations in FoodTech compared to the prior year, we also believe it may present an opportunity to accelerate initiatives that were previously underway to bring automation solutions to the protein market. In addition, the liquid foods end products such as juice, canned foods and ready meals remain in high retail demand during the pandemic.

For AeroTech, a large portion of the business depends on the passenger airline industry. Passenger air travel had virtually halted world-wide as of the end of the first quarter, slowly began to resume as areas re-opened throughout the year and saw a small increase in the fourth quarter during the holiday period. However global passenger traffic continues to be well below pre-pandemic levels. This has directly impacted our mobile equipment and airport services business throughout 2020, and we expect this impact of the pandemic to continue well into 2023. Airport infrastructure spending, which is subject to long lead time contracts, remained relatively stable through the fourth quarter, and, although our projections have more uncertainty than in pre-pandemic periods, we expect demand and inbound orders for these products to continue into 2021. In addition, the cost controls including restructuring, and diversity of revenue streams within the business, have allowed for AeroTech to remain solidly profitable despite these impacts and uncertainties.
Within the AeroTech segment we are also experiencing reduced aftermarket demand due to lower equipment utilization by customers. We have begun to see improvement in certain areas of the world as countries and regions reopen, but these improvements may not continue if a broader resurgence in COVID-19 cases causes restrictions to be reinstated. Recurring revenue for the FoodTech segment for the quarter and year ended December 31, 2020 increased compared to the same period last year as most food processing companies sustained critical operations, despite the disruption of the pandemic, requiring maintenance and parts.

All of the uncertainties related to the COVID-19 pandemic are impacting companies worldwide, which is driving our customers across both segments to continue to reduce or suspend their capital expenditures. These actions have had an adverse impact on our inbound orders throughout 2020.

Furthermore, an outbreak of COVID-19 in a single plant location may lead to a temporary shut-down, which would negatively impact our results. However, there is no significant concentration across our manufacturing facilities such that a short-term single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration and severity of these events or the impact this will have on the global economy or our business, we believe we will emerge from these events well-positioned for long-term growth. For a discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position” in Item 1A. Risk Factors of Form 10-K.

Our Strategy to Mitigate Impacts of COVID-19

In light of these uncertainties, our focus during 2020 was to continue to preserve liquidity while maintaining our ability to execute as a critical supplier to the essential food and air transportation industries, and invest in the key growth strategies evident for a recovery from this pandemic. We have implemented incremental controls to further support our disciplined approach to working capital management. We are also availing ourselves of benefits under the CARES Act including both deferred tax payments and tax credits related to the COVID-19 pandemic. We have reduced spending more broadly across the company including reductions in bonus and other employee compensation, reduced hiring, implemented furloughs and layoffs, reduced work hours, significantly reduced discretionary spending and travel, and limited capital spending to critical needs. Human capital related cost reductions such as reductions in bonus and other employee compensation have been implemented company-wide, with a focus on reducing discretionary spending for the company as a whole. Furloughs and lay-offs are driven by individual business unit needs, and are based largely on current and anticipated customer demand within that business. We have developed contingency plans to further reduce costs and use of capital if the situation deteriorates. In addition, we are selectively resuming investments to ensure continued investment in product development, human capital, and customer support where market conditions are more favorable.

We have taken significant actions to keep our employees safe throughout the COVID-19 pandemic. In March, we formed the COVID-19 Crisis Response Team, a team of senior leaders across JBT that developed and deployed policies, programs and protocols to ensure the consistent and effective management of risk to JBT and our employees throughout the crisis. This included, but is not limited to, global travel guidelines, PPE and social distancing requirements, required location protocols, testing and return-to-work policies. As of the date of this filing, most of our factories, suppliers and warehouses remain operational. We have taken a number of steps under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities, including daily symptoms screening for clearance to work, social distancing requirements in our workplaces, face covering requirements where social distancing is not possible, facilitation of work from home arrangements for our employees who can perform work functions remotely, and global travel restrictions consistent with the Centers for Disease Control and Prevention and local government guidelines. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce the protocols and policies designed to keep our employees safe, and maintain our business operations.

Furthermore, we have largely maintained our supply chain to date through our geographically diversified supplier base, and are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic. Despite reduced capital expenditures and cost cutting measures, we have protected our investment in product development. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our other stakeholders.

Non-GAAP Financial Measures

The results for the periods ended December 31, 2020, 2019 and 2018 include several items that affect the comparability of our results. These non-GAAP financial measures exclude certain amounts that are included in a measure calculated under U.S. GAAP, or include certain amounts that are excluded from a measure calculated under U.S. GAAP. By excluding or including these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting. The adjustments generally fall within the following categories: restructuring costs, M&A related costs, pension-related costs, constant currency adjustments and other major items affecting comparability of our ongoing operating results.
Beginning in the third quarter of 2020, we adjusted certain of our non-GAAP financial measures for management succession costs. On September 24, 2020, we announced that our former CEO resigned following a leave of absence. Management succession costs in the year include severance paid to our former CEO, net of the reversal of stock based compensation expense for forfeited equity awards, and costs related to filling executive positions in connection with this transition. We did not incur management succession costs in any prior periods presented in this report. We are excluding management succession costs from certain non-GAAP financial measures because they are not part of our regular compensation program, and we believe that excluding the effects of costs associated with the recruiting and implementing transition of our chief executive positions allows more meaningful period-to-period comparisons of our ongoing operating results.

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

•Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring and merger and acquisition related costs, which include integration costs and the amortization of inventory step-up from business combinations, earnout adjustments to fair value, transaction costs for both potential and completed M&A transactions (“M&A related costs”), and management succession costs.

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

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.
The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash provided by continuing operating activities	$252.0	$110.6	$154.6
Less: capital expenditures	34.3	37.9	39.8
Plus: proceeds from disposal of assets	1.5	2.1	2.9
Plus: pension contributions	12.5	8.0	19.5
Free cash flow (FCF)	$231.7	$82.8	$137.2
The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations:

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Income from continuing operations as reported	$108.8	$129.3	$104.4

Non-GAAP adjustments
Restructuring related costs
Restructuring expense	12.1	13.5	47.0
Inventory impairment due to restructuring	1.9	—	—
M&A related costs	5.8	24.7	4.8
Management succession costs	4.8	—	—
Impact on tax provision from Non-GAAP adjustments(1)	(7.0)	(7.6)	(13.6)
Impact on tax provision from mandatory repatriation	—	(0.8)	0.4
Impact on tax provision from rate change on deferred taxes	—	—	(1.5)
Adjusted income from continuing operations	$126.4	$159.1	$141.5

Income from continuing operations as reported	$108.8	$129.3	$104.4
Total shares and dilutive securities	32.1	32.0	32.2
Diluted earnings per share from continuing operations	$3.39	$4.03	$3.24

Adjusted income from continuing operations	126.4	159.1	141.5
Total shares and dilutive securities	32.1	32.0	32.2
Adjusted diluted earnings per share from continuing operations	$3.94	$4.96	$4.39

(1)     Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the years ended December 31, 2020, 2019, and 2018, respectively. In 2020 and 2019, we have also included certain discrete adjustments related to management succession costs and restructuring related costs, respectively.

The table below provides a reconciliation of net income to EBITDA to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2020	2019	2018
Net income	$108.8	$129.0	$104.1
Loss from discontinued operations, net of taxes	—	0.3	0.3
Income from continuing operations as reported	108.8	129.3	104.4
Income tax provision	36.7	37.6	24.6
Interest expense, net	13.9	18.8	13.9
Depreciation and amortization	71.8	65.6	57.7
EBITDA	231.2	251.3	200.6

Restructuring related costs
Restructuring expense	12.1	13.5	47.0
Inventory impairment due to restructuring	1.9	—	—
Pension expense, other than service cost	3.7	2.5	0.9
M&A related costs	5.8	24.7	4.8
Management succession costs	4.8	—	—
Adjusted EBITDA	$259.5	$292.0	$253.3

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Year Ended December 31, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$170.6	$52.9	$(60.4)	$163.1
Restructuring related costs
Restructuring expense	—	—	12.1	12.1
Inventory impairment due to restructuring	—	1.9	—	1.9
M&A related costs	1.6	—	4.2	5.8
Management succession costs	—	—	4.8	4.8
Adjusted operating profit	172.2	54.8	(39.3)	187.7
Depreciation and amortization	63.6	5.5	2.7	71.8
Adjusted EBITDA	$235.8	$60.3	$(36.6)	$259.5

Revenue	$1,234.5	$493.3	$—	$1,727.8
Operating profit %	13.8%	10.7%		9.4%
Adjusted operating profit %	13.9%	11.1%		10.9%
Adjusted EBITDA %	19.1%	12.2%		15.0%

	Year Ended December 31, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$184.7	$78.9	$(75.4)	$188.2
Restructuring expense	—	—	13.5	13.5
M&A related costs	13.9	0.9	9.9	24.7
Adjusted operating profit	198.6	79.8	(52.0)	226.4
Depreciation and amortization	58.2	4.7	2.7	65.6
Adjusted EBITDA	$256.8	$84.5	$(49.3)	$292.0

Revenue	$1,329.4	$615.9	$0.4	$1,945.7
Operating profit %	13.9%	12.8%		9.7%
Adjusted operating profit %	14.9%	13.0%		11.6%
Adjusted EBITDA %	19.3%	13.7%		15.0%

	Year Ended December 31, 2018
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$169.5	$64.1	$(89.8)	$143.8
Restructuring expense	—	—	47.0	47.0
M&A related costs	4.2	0.6	—	4.8
Adjusted operating profit	173.7	64.7	(42.8)	195.6
Depreciation and amortization	51.7	2.9	3.1	57.7
Adjusted EBITDA	$225.4	$67.6	$(39.7)	$253.3

Revenue	$1,361.4	$558.1	$0.2	$1,919.7
Operating profit %	12.5%	11.5%		7.5%
Adjusted operating profit %	12.8%	11.6%		10.2%
Adjusted EBITDA %	16.6%	12.1%		13.2%

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

Results of Continuing Operations

A discussion of our results of operations for 2020 compared to 2019 is set forth below. For a discussion of our results of operations, including our segment results of operations, for 2019 compared to 2018, refer to the discussion under the sub-caption "2019 Compared With 2018" in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10–K for the fiscal year ended December 31, 2019, which discussion is incorporated by reference herein.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2020	2019	Change	Change %
Revenue	$1,727.8	$1,945.7	$(217.9)	(11.2)%
Cost of sales	1,194.1	1,347.6	153.5	11.4%
Gross profit	533.7	598.1	(64.4)	(10.8)%
Gross Profit %	30.9%	30.7%	20 bps
Selling, general and administrative expense	358.5	396.4	37.9	9.6%
Restructuring expense	12.1	13.5	1.4	10.4%
Operating income	163.1	188.2	(25.1)	(13.3)%
Operating income %	9.4%	9.7%	(30 bps)
Pension expense, other than service cost	3.7	2.5	(1.2)	(48.0)%
Interest expense, net	13.9	18.8	4.9	26.1%
Income from continuing operations before income taxes	145.5	166.9	(21.4)	(12.8)%
Income tax provision	36.7	37.6	0.9	2.4%
Income from continuing operations	108.8	129.3	(20.5)	(15.9)%
Loss from discontinued operations, net of income taxes	—	0.3	0.3	100.0%
Net income	$108.8	$129.0	$(20.2)	(15.7)%

2020 Compared With 2019

Total revenue in 2020 decreased $217.9 million compared to 2019. This is a 11% decrease, with a 14% decline in organic revenue and a marginal unfavorable currency translation, partially offset by a 3% increase from acquisitions. The decline in organic revenue was caused by a significant disruption in orders as customers delayed capital expenditures as a result of the COVID-19 pandemic.

Operating income margin was 9.4% in 2020 compared to 9.7% in 2019, a decrease of 30 bps, and was as a result of the following items:

•Gross profit margin increased 20 bps to 30.9% compared to 30.7% in 2019. This increase was the result of favorable mix with contribution from acquisitions as well as higher recurring revenue for JBT FoodTech.
•Selling, general and administrative expense decreased in dollars due to lower acquisition-related costs, cost reduction actions taken in reaction to the COVID-19 pandemic, and lower stock based compensation expense due to a decline in the Company's performance in 2020 and forfeitures related to management succession. This decrease in expense was partially offset by $7.7 million of management succession costs, excluding $2.9 million benefit from forfeiture of stock based compensation, that were not incurred in the prior year. As a percentage of revenue, these expenses have increased 40 bps to 20.8% compared to 20.4% for 2019.
•Restructuring expense decreased $1.4 million. As a percent of revenue, restructuring expenses are unchanged at 0.7% for the years ended 2020 and 2019.
•Currency translation reduced operating income by $5.2 million.

Pension expense, other than service cost increased by $1.2 million driven by a decrease in expected return on pension assets and the amortization of higher actuarial losses.

Interest expense decreased $4.9 million driven by a benefit of $4.1 million from lower interest rates, and of $0.8 million resulting from lower average borrowings compared to 2019.

Income tax expense for 2020 reflected an effective income tax rate of 25.1% compared to 22.6% in 2019. The higher effective tax rate in 2020 resulted primarily from a discrete tax expense from vesting of stock based compensation awards of $0.7 million in 2020 compared to a $2.2 million discrete tax benefit in 2019. Additionally, the 2020 effective tax rate includes a $1.5 million tax expense related to the remeasurement of UK deferred taxes to reflect the UK income tax rate increase effective April 1, 2020.

Restructuring

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes to flatten the organization, improve efficiency and better leverage general and administrative resources primarily within the JBT FoodTech segment. We recognized cumulative restructuring charges of $62.2 million, net of cumulative releases of the related liability of $11.9 million. We completed this plan in the third quarter of 2020.

The following table details the cumulative amount of annualized and incremental savings for the 2018 restructuring plan:

	Cumulative Amount	Incremental Amount				Cumulative Amount
(In millions)	As of December 31, 2019	During the quarter ended March 31, 2020	During the quarter ended June 30, 2020	During the quarter ended September 30, 2020	During the quarter ended December 31, 2020	As of December 31, 2020
Cost of sales	$21.3	$4.3	$3.4	$2.0	$2.4	$33.4
Selling, general and administrative	14.6	1.2	1.0	0.7	0.9	18.4
Total restructuring savings	$35.9	$5.5	$4.4	$2.7	$3.3	$51.8

For the 2018 restructuring plan, we originally expected to generate total annualized savings of approximately $55 million by the end of 2020. In light of the current environment, the remainder of the expected savings is expected to be achieved as the Company returns to a normal level of business operations.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan primarily within the JBT AeroTech segment. Through December 31, 2020, we recognized restructuring charges of $2.4 million related to severance, net of a cumulative release of the related liability of $0.2 million. We completed this plan during the third quarter 2020.

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. We recognized restructuring charges of $9.9 million, net of a cumulative release of the related liability of $0.3 million, through December 31, 2020, and expect to recognize the remaining costs by end of the year 2021.

Cumulative cost savings for the 2020 restructuring plan during the year ended December 31, 2020 was $0.7 million, with savings of $0.5 million in cost of sales and $0.2 million in selling, general and administrative expense. For the 2020 restructuring plan, incremental cost savings we expect to realize during the years 2021 and 2022 are as follows:

(In millions)	2021 (est.)	2022 (est.)
Cost of sales	$4.9	$1.4
Selling, general and administrative	1.1	1.1
Total expected incremental cost savings	$6.0	$2.5

For additional financial information about restructuring, refer to Note 19. Restructuring in the Notes to Condensed Consolidated Financial Statements.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2020	2019	Change	Change %
Revenue
JBT FoodTech	$1,234.5	$1,329.4	$(94.9)	(7.1)%
JBT AeroTech	493.3	615.9	(122.6)	(19.9)%
Other revenue and intercompany eliminations	—	0.4	(0.4)	(100.0)%
Total revenue	$1,727.8	$1,945.7	$(217.9)	(11.2)%
Income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$170.6	$184.7	$(14.1)	(7.6)%
JBT FoodTech segment operating profit %	13.8%	13.9%	(10 bps)
JBT AeroTech	52.9	78.9	(26.0)	(33.0)%
JBT AeroTech segment operating profit %	10.7%	12.8%	(210 bps)
Total segment operating profit	223.5	263.6	(40.1)	(15.2)%
Total segment operating profit %	12.9%	13.5%	(60 bps)
Corporate items:
Corporate expense	48.3	61.9	13.6	22.0%
Restructuring expense	12.1	13.5	1.4	10.4%
Operating income	163.1	188.2	(25.1)	(13.3)%
Operating income %	9.4%	9.7%	(30 bps)

Pension expense, other than service cost	3.7	2.5	(1.2)	(48.0)%
Interest expense, net	13.9	18.8	4.9	26.1%
Income from continuing operations before income taxes	145.5	166.9	(21.4)	(12.8)%
Income tax provision	36.7	37.6	0.9	2.4%
Income from continuing operations	108.8	129.3	(20.5)	(15.9)%
Loss from discontinued operations, net of income taxes	—	0.3	0.3	100.0%
Net income	$108.8	$129.0	$(20.2)	(15.7)%

(1)Refer to Note 18. Business Segments in the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

2020 Compared With 2019

FoodTech revenue declined 7% for the year ended December 31, 2020 compared to 2019. Acquisitions contributed 4% revenue growth while organic revenue declined 11% from 2019. Unfavorable foreign currency translation was not significant for the year ended December 31, 2020. Organic revenue declines reflected significant disruption in orders and revenues due to global slowdowns in business delaying capital expenditures as a result of the COVID-19 pandemic. Organic recurring revenues increased 3.2% in the year ended December 31, 2020 compared to 2019, as most food processing companies sustained critical operations, despite the disruption from the COVID-19 pandemic, requiring maintenance and parts.

FoodTech operating profit declined $14.1 million, or 8%, year over year for the year ended December 31, 2020 compared to 2019. Operating profit margin was 13.8% in 2020 compared to 13.9% in the prior year. Operating profit margin declined in 2020 compared to 2019 due to the significant revenue decline experienced in 2020. Gross profit margins increased 100 bps in 2020 compared to margins in 2019 primarily due to a higher recurring revenue mix, which increased from 44% of revenues in 2019 to 49% of revenues in 2020. Selling, general and administrative expenses were $12.2 million lower in 2020 compared to 2019, 21.3% as a percent of sales in 2020 compared to 20.5% in 2019. The decline was primarily reflective of cost actions taken in reaction to the COVID-19 pandemic, including reduced travel and lower compensation. Savings were partially offset by higher costs from full year inclusion of 2019 acquisition-related expenses. Currency translation reduced comparative earnings during 2020 by $5.3 million.

JBT AeroTech

2020 Compared With 2019

AeroTech revenue decreased $122.6 million in 2020 compared to 2019. This is a 20% decrease with a 19% decline contributed by our mobile equipment business and a 4% decline contributed by our service business, partially offset by 3% growth contributed by our fixed equipment business. Mobile equipment revenue decline was due to lower equipment and aftermarket sales driven by significantly lower customer demand as a result of the COVID-19 pandemic. Service revenue decline was driven by lower revenues from maintenance contracts at domestic airports mostly as a result of the COVID-19 pandemic. Fixed equipment revenue growth was primarily due to higher passenger boarding bridge activity and related products to domestic airports partly offset by lower aftermarket sales as a result of the COVID-19 pandemic. Revenues from acquisitions and currency translation had an immaterial impact.

AeroTech operating profit decreased $26.0 million in 2020 compared to 2019. JBT AeroTech's operating profit margin was 10.7% compared to 12.8% in the prior year, reflecting a decrease of 210 bps. Gross profit margins declined by 220 bps due to an inventory impairment resulting from restructuring, lower mix of aftermarket sales and lost leverage of fixed manufacturing costs as a result of lower revenues which were all partly offset by productivity and material cost improvements. Selling, general and administrative expenses in 2020 were $11.9 million lower than 2019 as a result of cost reduction efforts and were 10 bps lower as a percent of sales compared to 2019. Currency translation did not have a material impact on our operating profit comparative results.

Corporate Expense

2020 Compared With 2019

Corporate expense decreased by $13.6 million compared to 2019, driven primarily by a decrease in M&A related costs, lower incentive compensation, and foreign currency transactions gain, partially offset by management succession costs in 2020. Corporate expense as a percent of revenues decreased to 2.8% in 2020 compared to 3.2% in 2019.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31,

(In millions)	2020	2019
JBT FoodTech	$1,252.7	$1,272.2
JBT AeroTech	475.1	604.5
Intercompany eliminations/other	—	0.5
Total inbound orders	$1,727.8	$1,877.2

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31,

(In millions)	2020	2019
JBT FoodTech	$426.5	$401.3
JBT AeroTech	286.9	304.6
Total order backlog	$713.4	$705.9

Order backlog in our JBT FoodTech segment at December 31, 2020 increased by $25.2 million compared to December 31, 2019. We expect to convert almost all of JBT FoodTech backlog at December 31, 2020 into revenue during 2021.

Order backlog in our JBT AeroTech segment at December 31, 2020 decreased by $17.7 million compared to December 31, 2019. We expect to convert 81% of the JBT AeroTech backlog at December 31, 2020 into revenue during 2021.

Seasonality

We experience seasonality in our operating results. Historically, our revenues and operating income have been lower in the first quarter and highest in the fourth quarter, primarily as a result of our customers' purchasing trends.
Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities and borrowings from our revolving credit facility. Our liquidity as of December 31, 2020, or cash plus borrowing capacity under our revolving credit facilities was $449.6 million. The cash flows generated by our operations and revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, dividend payments, pension contributions, payments due under the CARES Act for payroll tax deferral and other financing requirements. In light of the COVID-19 pandemic, and actions taken in response to the pandemic as described above under "Impact of COVID-19 on our Business", we have taken near-term actions to maintain our liquidity and reduce debt by reducing capital expenditures, operating expenses and managing trade receivables. Additionally, we are pursuing opportunities to increase liquidity by availing ourselves of benefits under the CARES Act including both deferred tax payments and tax credits related to the COVID-19 pandemic.

For the year ended December 31, 2020, we had total operating cash flow of $252.0 million and $231.7 million in free cash flow, which includes $10.3 million in benefits from deferred payroll tax payments under the CARES Act. In addition, our capital expenditures were $34.3 million for 2020 compared to $37.9 million in the prior year. We believe JBT's strong balance sheet, operating cash flows, and access to capital at December 31, 2020 positions us to navigate through the challenging economic conditions associated with the COVID-19 pandemic.

As of December 31, 2020, we had $47.5 million of cash and cash equivalents, $41.7 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During 2020, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. The amount outstanding subject to this IRS guidance at December 31, 2020 was approximately $49.1 million.
On August 10, 2018, the Board authorized a share repurchase program of up to $30 million of our common stock, effective January 1, 2019 through December 31, 2021. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are generally intended to be used for future awards under the Incentive Compensation Plan. As of the date of this report, we have not repurchased any shares pursuant to the repurchase authority.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2020:

	Payments due by period
(In millions)	Total payments	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Long-term debt (a)	$523.9	$—	$523.9	$—	$—
Interest payments on long-term debt (b)	18.8	7.8	11.0	—	—
Operating leases	34.7	11.0	12.9	7.1	3.7
Amounts due sellers from acquisitions (c)	19.6	19.6
Unconditional purchase obligations (d)	52.2	52.2	—	—	—
Pension and other postretirement benefits (e)	17.2	17.2	—	—	—
Tax Act (f)	4.9	—	1.4	3.5	—
Total contractual obligations	$671.3	$107.8	$549.2	$10.6	$3.7

(a)Our available long-term debt is dependent upon our compliance with covenants described under the heading “Financing Arrangements” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Any violations of covenants or other events of default, which are not waived or cured, could have a material impact on our ability to maintain our committed financial arrangements or accelerate our obligation to repay the amount due. We were in compliance with all debt covenants as of December 31, 2020.

(b)Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2020.

(c)See Note 2. Acquisitions for further details on our recent acquisitions. Amounts remaining due to sellers relate to the acquisitions of Proseal and MARS.

(d)In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our Consolidated Statements of Income.

(e)This amount reflects planned contributions in 2021 to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

(f)This amount reflects the transition tax on the previously untaxed and unrepatriated current and accumulated post-1986 foreign earnings of certain foreign subsidiaries as required by the Tax Act.

The following is a summary of other off-balance sheet arrangements at December 31, 2020:

	Amount of commitment expiration per period
(In millions)	Total amount	Less than 1 year	1 - 3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$21.1	$18.0	$1.3	$—	$1.8
Surety bonds	178.9	100.6	78.3	—	—
Total other off-balance sheet arrangements	$200.0	$118.6	$79.6	$—	$1.8

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

Cash Flows

Cash flows for each of the years ended December 31, 2020 and 2019 were as follows:

(In millions)	2020	2019
Cash provided by continuing operating activities	$252.0	$110.6
Cash required by investing activities	(37.3)	(401.7)
Cash (required) provided by financing activities	(207.4)	287.5
Cash required by discontinued operating activities	—	(0.4)
Effect of foreign exchange rate changes on cash and cash equivalents	0.7	0.5
Increase (decrease) in cash and cash equivalents	$8.0	$(3.5)

2020 Compared with 2019

Cash provided by continuing operating activities in 2020 was $252.0 million, representing a $141.4 million increase compared to 2019. This increase was driven primarily by higher customer collections of outstanding trade receivables and of advance payments, lower investment in inventory and lower payments related to restructuring activities. These were partially offset by higher payments for accounts payable and higher pension contributions.

Cash required by investing activities during 2020 was $37.3 million, representing a $364.4 million decrease compared to 2019, primarily due to decreased acquisition spending year over year.

Cash required by financing activities of $207.4 million in 2020 was primarily due to paying down our borrowings under our revolving credit facility. Cash provided by financing activities of $287.5 million in 2019 was primarily due to higher borrowings to fund higher acquisition spending in 2019.

Financing Arrangements

As of December 31, 2020 we had $523.9 million drawn on and $467.7 million of availability under the revolving credit facility. Our ability to use this availability is limited by the restrictive covenants described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of December 31, 2020, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

For additional information about our credit agreement, refer to Note 6. Debt of this Annual Report on Form 10-K.

As of December 31, 2020, we had one interest rate swap executed in January 2016 with a notional amount of $50 million which expired in January 2021, four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of December 31, 2020, a portion of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.92%, while approximately $223.9 million, or 43%, remained subject to floating, or market, rates. Since December 31, 2020, agreements for $50 million notional amount have expired, and as a result, approximately $273.9 million, or 52%, of our outstanding debt as of December 31, 2020 is now subject to floating interest rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions about matters that are inherently uncertain. On an ongoing basis, our management re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed this disclosure. We believe that the following are the critical accounting estimates used in preparing our financial statements.

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

Revenue Recognition

We recognize a significant portion of our revenue over time, for contracts that provide highly customized equipment and refurbishments of customer-owned equipment for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. We utilize the input method of “cost-to-cost” to recognize revenue over time which requires that we measure progress based on costs incurred to date relative to total estimated cost at completion. These cost estimates are based on assumptions and estimates to project the outcome of future events including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors.

Defined Benefit Pension Plans

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

Our accrued pension liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 85% of all pension plan obligations, was 2.57% in 2020, 3.28% in 2019 and 3.73% 2018. A decrease of 50 basis points in the discount rate used in our calculation would increase our projected benefit obligation by $20.1 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96% of all pension plan assets, was 5.0% for 2020, 5.75% for 2019 and 6.50% for 2018. For 2021, the rate is expected to be 5.75%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by $1.3 million (pre-tax).

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2020 and 2019, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business.

Foreign Currency Exchange Rate Risk

During 2020, our foreign subsidiaries generated 33.7% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We economically hedge our recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by fluctuations in foreign currency exchange rates. We expect any gains or losses in the hedging portfolio to be substantially offset by a corresponding gain or loss in the underlying exposures being hedged. We also economically hedge firmly committed anticipated transactions in the normal course of business. As these are not offset by an underlying balance sheet position being hedged, our earnings can be significantly impacted on a periodic basis by the change in the unrealized value of these hedges.

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by $3.9 million (pre-tax) as of December 31, 2020. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

In July 2018, we entered into a series of cross-currency swaps with an aggregate notional of $116.4 million (€100 million) to hedge the currency exchange component of net investments in certain foreign subsidiaries. The aggregate fair value of these swaps was a liability position of $0.9 million at December 31, 2020. We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates underlying these swaps. A hypothetical 10% adverse movement in the currency exchange rates underlying these swaps from the market rate at December 31, 2020 would have resulted in a loss in value of the swaps by $12.3 million.

Interest Rate Risk
Our debt instruments subject us to market risk associated with movements in interest rates. As of December 31, 2020, we had interest rate swaps totaling $300 million notional amount to fix the interest rate applicable to certain of our variable rate debt. Since December 31, 2020, agreements for $50 million notional amount have expired, and as a result, approximately $273.9 million, or 52%, of our outstanding debt as of December 31, 2020 is now subject to floating interest rates. A hypothetical 10% adverse movement in the interest rate would result in higher annual interest expense by $0.4 million.

As of December 31, 2020, we had one interest rate swap executed in January 2016 with a notional amount of $50 million which expired in January 2021, four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an decrease of $2.7 million in the net fair value of our interest rate swaps for $250 million of notional value expiring in 2025.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses on financial instruments as of January 1, 2020, due to the adoption of Accounting Standard Codification Topic 326, Measurement of Credit Losses on Financial Instruments, and its method of accounting for leases as of January 1, 2019, due to the adoption of Accounting Standard Codification Topic 842, Leases.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognized for over time contracts open at year-end
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company recognizes revenue over time using the         cost-to-cost method for certain contracts that provide highly customized equipment and refurbishments of customer-owned equipment. For contracts that recognize revenue over time using the cost-to-cost method, an estimation of costs to complete the equipment and installation within the contracts is required. Product revenue for the year-ended December 31, 2020 was $1.5 billion. Of this amount, the revenue recognized over time using the cost-to-cost method was $599.8 million.

We identified the assessment of the revenue recognized for over time contracts open at year-end as a critical audit matter. Estimation of costs to complete in process contracts that provide highly customized equipment and refurbishments of customer-owned equipment involved subjective estimates which required the application of subjective auditor judgment. In addition, estimation of the costs to complete was challenging to evaluate as changes to the assumption could have had a significant effect on the revenue recognized in the period.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to develop estimates of the total contract costs to be incurred, including controls over the estimate of costs to complete the contract. We performed sensitivity analyses over the estimated costs to complete at year-end to assess the impact on the Company’s determination of the revenue recognized in the period. For a sample of open contracts, we tested the Company’s estimated costs to complete by comparing the estimated costs to complete at year-end to changes in estimated costs to complete subsequent to the balance sheet date. We compared the Company’s estimated costs to complete for a sample of open contracts to actual results of similar closed contracts. For certain closed contracts, we compared the Company’s estimated costs to complete at contract inception to actual results to assess the Company’s ability to accurately estimate costs for over time contracts.

/s/ KPMG LLP

We have served as the Company's auditor since 2007.

Chicago, Illinois
February 25, 2021

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2020	2019	2018
Revenue:
Product revenue	$1,498.3	$1,684.1	$1,659.7
Service revenue	229.5	261.6	260.0
Total revenue	1,727.8	1,945.7	1,919.7
Operating expenses:
Cost of products	1,029.0	1,154.4	1,182.3
Cost of services	165.1	193.2	199.8
Selling, general and administrative expense	358.5	396.4	346.8
Restructuring expense	12.1	13.5	47.0
Operating income:	163.1	188.2	143.8
Pension expense, other than service cost	3.7	2.5	0.9
Interest expense, net	13.9	18.8	13.9
Income from continuing operations before income taxes	145.5	166.9	129.0
Income tax provision	36.7	37.6	24.6
Income from continuing operations	108.8	129.3	104.4
Loss from discontinued operations, net of income taxes	—	0.3	0.3
Net income	$108.8	$129.0	$104.1

Basic earnings per share:
Income from continuing operations	$3.40	$4.05	$3.27
Loss from discontinued operations	—	(0.01)	(0.01)
Net income	$3.40	$4.04	$3.26
Diluted earnings per share:
Income from continuing operations	$3.39	$4.03	$3.24
Loss from discontinued operations	—	(0.01)	(0.01)
Net income	$3.39	$4.02	$3.23
Weighted average shares outstanding:
Basic	32.0	31.9	31.9
Diluted	32.1	32.0	32.2

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2020	2019	2018
Net income	$108.8	$129.0	$104.1
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	(8.8)	2.2	(20.3)
Pension and other post-retirement benefits adjustments	(14.4)	(6.6)	(4.4)
Derivatives designated as hedges	(3.9)	(1.9)	0.5
Other comprehensive loss	(27.1)	(6.3)	(24.2)
Comprehensive income	$81.7	$122.7	$79.9

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$47.5	$39.5
Trade receivables, net of allowances	236.1	288.9
Contract assets	68.3	74.4
Inventories	197.3	245.0
Other current assets	66.9	60.4
Total current assets	616.1	708.2
Property, plant and equipment, net of accumulated depreciation of $334.8 and $308.2, respectively	268.0	265.6
Goodwill	543.9	528.9
Intangible assets, net	299.1	325.9
Other assets	78.8	86.3
Total Assets	$1,805.9	$1,914.9

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$2.4	$0.9
Accounts payable, trade and other	140.7	198.6
Advance and progress payments	137.5	107.0
Accrued payroll	42.9	54.0
Other current liabilities	134.0	114.0
Total current liabilities	457.5	474.5
Long-term debt	522.5	698.3
Accrued pension and other post-retirement benefits, less current portion	94.1	73.9
Other liabilities	94.7	98.7
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2020 or 2019	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2020: 31,741,607 issued, and 31,729,736 outstanding; 2019: 31,741,607 issued, and 31,666,654 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2020: 11,871; and 2019: 74,953	(1.0)	(12.6)
Additional paid-in capital	229.9	241.8
Retained earnings	627.8	532.8
Accumulated other comprehensive loss	(219.9)	(192.8)
Total stockholders' equity	637.1	569.5
Total Liabilities and Stockholders' Equity	$1,805.9	$1,914.9

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$108.8	$129.0	$104.1
Loss from discontinued operations, net of taxes	—	0.3	0.3
Income from continuing operations	108.8	129.3	104.4
Adjustments to reconcile net income from continuing operations to cash provided by continuing operations activities:
Depreciation	33.8	31.7	31.8
Amortization	38.0	33.9	25.9
Stock-based compensation	1.9	9.4	9.7
Pension and other post-retirement benefits expense	5.9	4.5	2.8
Deferred income taxes	9.8	19.8	4.8
Other	4.7	11.0	(22.7)
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	62.5	(18.8)	(7.2)
Inventories	44.0	(5.7)	(7.5)
Accounts payable, trade and other	(61.0)	(3.7)	35.8
Advance and progress payments	26.1	(48.7)	(0.4)
Accrued pension and other post-retirement benefits, net	(12.5)	(8.0)	(19.5)
Other assets and liabilities, net	(10.0)	(44.1)	(3.3)
Cash provided by continuing operating activities	252.0	110.6	154.6
Cash required by discontinued operating activities	—	(0.4)	(0.7)
Cash provided by operating activities	252.0	110.2	153.9
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(4.5)	(365.9)	(57.5)
Capital expenditures	(34.3)	(37.9)	(39.8)
Proceeds from disposal of assets	1.5	2.1	2.9
Cash required by investing activities	(37.3)	(401.7)	(94.4)
Cash Flows From Financing Activities:
Net proceeds from short-term debt	1.5	0.4	0.3
Payments of short-term foreign credit facilities	—	—	(2.9)
Payment in connection with modification of credit facilities	—	—	(468.6)
Net proceeds (payments) from domestic credit facilities	(193.9)	311.1	477.3
Settlement of taxes withheld on equity compensation awards	(2.2)	(6.8)	(11.3)
Purchase of treasury stock	—	—	(20.0)
Dividends	(12.8)	(12.7)	(13.1)
Deferred acquisition payments	—	(4.5)	(10.0)
Cash (required) provided by financing activities	(207.4)	287.5	(48.3)
Effect of foreign exchange rate changes on cash and cash equivalents	0.7	0.5	(2.2)
Increase (decrease) in cash and cash equivalents	8.0	(3.5)	9.0
Cash and cash equivalents, beginning of period	39.5	43.0	34.0
Cash and cash equivalents, end of period	$47.5	$39.5	$43.0
Supplemental Cash Flow Information:
Interest paid	$14.2	$21.9	$16.0
Income taxes paid	36.4	29.2	19.8
Acquisition - deferred consideration (non-cash)	2.2	17.4	3.7

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Equity
December 31, 2017	$0.3	$(4.0)	$252.2	$333.7	$(140.3)	$441.9
Net income	—	—	—	104.1	—	104.1
Issuance of treasury stock	—	4.7	(4.7)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(13.1)	—	(13.1)
Foreign currency translation adjustments, net of income taxes	—	—	—	—	(20.3)	(20.3)
Derivatives designated as hedges, net of income taxes of $0.2	—	—	—	—	0.5	0.5
Pension and other post-retirement liability adjustments, net of income taxes	—	—	—	—	(4.4)	(4.4)
Stock-based compensation expense	—	—	9.7	—	—	9.7
Taxes withheld on issuance of stock-based awards	—	—	(11.3)	—	—	(11.3)
Share repurchases	—	(20.0)	—	—	—	(20.0)
Cumulative adjustment - Change in accounting policy ASU 2014-09	—	—	—	(30.2)	—	(30.2)
OCI tax reclassification	—	—	—	22.0	(22.0)	—
December 31, 2018	0.3	(19.3)	245.9	416.5	(186.5)	456.9
Net income	—	—	—	129.0	—	129.0
Issuance of treasury stock	—	6.7	(6.7)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(12.7)	—	(12.7)
Foreign currency translation adjustments, net of income taxes of $(1.3)	—	—	—	—	2.2	2.2
Derivatives designated as hedges, net of income taxes of $(0.6)	—	—	—	—	(1.9)	(1.9)
Pension and other post-retirement liability adjustments, net of income taxes of $2.0	—	—	—	—	(6.6)	(6.6)
Stock-based compensation expense	—	—	9.4	—	—	9.4
Taxes withheld on issuance of stock-based awards	—	—	(6.8)	—	—	(6.8)
December 31, 2019	0.3	(12.6)	241.8	532.8	(192.8)	569.5
Net income	—	—	—	108.8	—	108.8
Issuance of treasury stock	—	11.6	(11.6)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $1.9	—	—	—	—	(8.8)	(8.8)
Derivatives designated as hedges, net of income taxes of $1.4	—	—	—	—	(3.9)	(3.9)
Pension and other post-retirement liability adjustments, net of income taxes of $5.2	—	—	—	—	(14.4)	(14.4)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
December 31, 2020	$0.3	$(1.0)	$229.9	$627.8	$(219.9)	$637.1

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

Allowance for credit losses and doubtful accounts

The Company adopted ASC 326, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020 with the cumulative-effect transition method with the required prospective approach. The measurement of expected credit losses under the Current Expected Credit Loss ("CECL") methodology is applicable to financial assets measured at amortized cost, which includes trade receivables, contract assets, and non-current receivables. An allowance for credit losses under the CECL methodology is determined using the loss rate approach and measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The CECL allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses as of December 31, 2020 and change in the allowance for credit losses during the year ended December 31, 2020 was not material to the consolidated financial statements.

Prior to adoption of ASC 326, the Company maintained an allowance for doubtful accounts to reserve for potentially uncollectible receivables. The allowance for doubtful accounts as of December 31, 2019 was not material to the consolidated financial statements.

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

Capitalized software costs

Other assets include the capitalized cost of internal use software and software sold as part of a product. The assets are stated at cost less accumulated amortization and were $16.9 million and $13.9 million at December 31, 2020 and 2019, respectively. These software costs include the amount paid for purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. Capitalized software amortization expense was $3.4 million, $3.8 million, and $3.6 million for 2020, 2019 and 2018, respectively.

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

The Company completed its annual goodwill impairment test as of October 31, 2020 using a quantitative assessment approach. As a result of this assessment the Company noted that the fair value of each reporting unit exceeds its carrying value, and therefore it determined that none of its goodwill was impaired. Similar conclusions were reached as of October 31, 2019 and 2018.

Acquired intangible assets

Intangible assets with finite useful lives are subject to amortization on a straight-line basis over the expected period of economic benefit, which range from less than 7 years to 21 years. The Company evaluates whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

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

For intangible assets with indefinite lives, the Company also evaluates whether events or circumstances have occurred that warrant a revision of their useful lives from an indefinite life to finite useful life. In cases where a revision is deemed appropriate, the carrying amounts of such intangible assets are amortized over the revised finite useful life. During the year 2020, we revised the indefinite useful lives of certain trade name intangible assets in the amount of $5.0 million to amortize them prospectively.

The Company completed its annual evaluation for impairment of all indefinite-lived intangible assets as of October 31, 2020, which did not result in any impairment. Similar conclusions were reached as of October 31, 2019 and 2018.

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

We have evaluated the current environment as of December 31, 2020 and the year then ended and have concluded there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

The Company utilizes the input method of “cost-to-cost” to recognize revenue over time. The Company measures progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expense. Material costs are considered incurred, and therefore included in the cost-to-cost measure of progress, when they are used in manufacturing and therefore customize the asset. Cost estimates are based on various assumptions to project the outcome of future events; including labor productivity and availability, the complexity of the work to be performed, the cost of materials, and the performance of subcontractors. During the year, we recognized $599.8 million in revenue for over time projects using the cost-to-cost method.

Revenue attributable to equipment which qualifies as point in time is recognized when customers take control of the asset. For equipment where installation is separately identifiable, the Company generally determines that control transfers when the customer has obtained legal title and the risks and rewards of ownership, which is dependent upon the shipping terms within the contract. For customized equipment where installation is not separately identifiable, but where the Company does not have an enforceable right to payment for performance completed to-date, it defines control transfer as the point in time in which it is able to objectively verify that the customer has the capability of full use of the asset as intended per the contract as this is when control is considered to have passed to the customer. Service revenue is recognized over time either proportionately over the period of the underlying contract or when services are complete, depending on the terms of the arrangement.

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

Research and development

The objectives of the research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products. Research and development costs are expensed as incurred. Research and development expense of $29.3 million, $28.5 million, and $26.9 million for 2020, 2019 and 2018, respectively, is recorded in selling, general and administrative expense.

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

Lessor accounting

The Company leases certain JBT FoodTech equipment primarily, such as high capacity industrial extractors, to customers.

In most instances, the Company includes maintenance as a component of the lease agreement. Lease accounting requires lessors to separate lease and non-lease components and further defines maintenance as a non-lease component. The Company elected to exercise the available practical expedient of combining lease and non-lease components where the components meet both of the following criteria:

•The timing and pattern of transfer to the lessee of the lease and non-lease component are the same, and
•The lease component, if accounted for separately, would be classified as an operating lease.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (ASC 326), which amends the Board’s guidance on credit losses on financial instruments. The ASU adds an impairment model that is based on expected losses rather than incurred losses, which is known as the current expected credit loss (“CECL”) model. The CECL model applies to most debt instruments (other than those measured at fair value), trade and other receivables, financial guarantee contracts, and loan commitments. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted ASC 326 as of January 1, 2020, using the cumulative-effect transition method with the required prospective approach. The cumulative-effect transition method enables an entity to record an allowance for expected credit loss at the date of adoption without restating comparative periods. The adoption of ASC 326 as of January 1, 2020 did not materially impact Trade receivables, net of allowances and Retained earnings and had no impact on consolidated net income and cash flows.

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

The Company elected the following practical expedients as permitted per the guidance:

•The ‘package of practical expedients’ which permits the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company has elected this package of practical expedients in its entirety.
•The short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities for existing short-term leases of assets.

•The practical expedient to not separate lease and non-lease components for all of its leases other than leases of vehicles and communication equipment given the predominance of the service component for these leases.
•The use of hindsight to determine the lease term for existing leases and assessing the likelihood that a lessee renewal, termination or purchase option will be exercised.

The adoption of ASC 842 resulted in recording ROU assets of $32.3 million in other assets and lease liabilities of $10.8 million in other current liabilities and $23.3 million in other liabilities, as of January 1, 2019. The difference between the ROU assets and lease liabilities is driven primarily by lease incentives that were reclassified from a long-term liability account to the ROU asset balance. The income tax accounting impact of ASC 842 adoption resulted in recording a deferred tax asset and deferred tax liability of $8.8 million as of January 1, 2019. The adoption of the standard did not materially impact retained earnings or consolidated net income, and had no impact on cash flows.
In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes, modifies, and adds disclosure requirements for defined benefit plans. The disclosure modifications in ASU 2018-14 will be applied on a retrospective basis. The ASU is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. The adoption of ASU 2018-14 as of December 31, 2020 did not materially impact the Company's disclosures in Note 8. Pension and post-retirement and other benefit plans.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” as part of its initiative to reduce complexity in the accounting standards. The standard eliminates certain exceptions related to the approach for intraperiod tax allocation, the method for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also clarifies and simplifies other aspects of the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, and the Company is electing to early adopt ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, as of December 31, 2020, using the cumulative-effect transition method with the required modified retrospective approach. The adoption of this standard had no material impact to the Company's financial statements.

NOTE 2. ACQUISITIONS

During 2020 and 2019, the Company acquired 100% voting equity of three businesses and assets and liabilities of one business for an aggregate consideration of $387.9 million, net of cash acquired. A summary of the acquisitions made during the period is as follows:

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
During the second quarter of 2020, we acquired certain assets and liabilities of MARS Food Processing Solutions, LLC ("MARS") with a purchase price of $5 million. The Company expects goodwill of $3.1 million from this acquisition to be deductible for income tax purposes. The MARS acquisition allows us to offer our Protein customers proprietary solutions for monitoring and managing the efficiency of poultry processing plants. The purchase accounting for MARS was final as of December 31, 2020.

Purchase price allocation for 2019 acquisitions:

	Proseal(1)	Prime(1)	LEKTRO(2)	Total
(In millions)
Financial assets	$46.4	$12.9	$4.2	$63.5
Inventories	24.8	11.6	7.0	43.4
Property, plant and equipment	22.2	1.5	0.3	24.0
Other intangible assets (3)	91.5	28.4	19.4	139.3
Deferred taxes	(19.2)	—	(4.9)	(24.1)
Financial liabilities	(35.3)	(21.0)	(4.6)	(60.9)
Total identifiable net assets	$130.4	$33.4	$21.4	$185.2

Cash consideration paid	$264.5	$60.6	$48.3	$373.4
Contingent consideration (4)	14.7	1.3	—	16.0
Holdback payment due to seller	—	0.9	—	0.9
Total consideration	279.2	62.8	48.3	390.3
Cash acquired	4.3	1.4	1.7	7.4
Net consideration	$274.9	$61.4	46.6	382.9

Goodwill (5)	$148.8	$29.4	$26.9	205.1

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
Proseal earnings performance for the earnout period of calendar year 2020 has exceeded earnings targets, and therefore will result in an earnout payment of $19.1 million. Acquisition date fair value of this contingent consideration was determined to be $14.7 million for Proseal.
Prime contingent consideration determined based on earnings performance for the calendar years 2019 and 2020 has resulted in no earnout payment. Acquisition date fair value of this contingent consideration was determined at $1.3 million for Prime.
Refer to Note 15. Fair Value of Financial Instruments for a description of how these values for contingent consideration obligations were determined.
(5) The Company expects goodwill of $49.3 million from these acquisitions to be deductible for income tax purposes.

Pro forma financial information (unaudited)

The Company's acquisition of Proseal was material to its overall results and as such the Company is required under ASC Topic 805, Business Combinations, to present pro forma information. The following information reflects the results of the Company’s operations for the years ended December 31, 2020 and 2019 on a pro forma basis as if the acquisition of Proseal had been completed on January 1, 2018. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquired intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets, and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

	Year ended
	December 31,
(In millions, except per share data)	2020	2019
Revenue
Pro forma	$1,727.8	1,984.1
As reported	1,727.8	1,945.7
Income from continuing operations
Pro forma	$108.8	135.1
As reported	108.8	129.3
Income from continuing operations per share
Pro forma
Basic	$3.40	$4.24
Fully diluted	3.39	4.20
As reported
Basic	$3.40	$4.05
Fully diluted	3.39	4.03

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2018, and does not purport to project actual consolidated results of operations.

NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2020	2019
Raw materials	$87.3	$100.8
Work in process	51.4	65.8
Finished goods	136.4	149.5
Gross inventories before LIFO reserves and valuation adjustments	275.1	316.1
LIFO reserves	(49.2)	(49.5)
Valuation adjustments	(28.6)	(21.6)
Net inventories	$197.3	$245.0

Inventories accounted for under the LIFO method totaled $123.8 million and $151.7 million at December 31, 2020 and 2019, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2020	2019
Land and land improvements	$19.7	$21.1
Buildings	138.3	125.1
Machinery and equipment	423.7	400.7
Construction in process	21.1	26.9
	602.8	573.8
Accumulated depreciation	(334.8)	(308.2)
Property, plant and equipment, net	$268.0	$265.6

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2019	$310.3	$11.1	$321.4
Acquisitions	177.9	26.9	204.8
Currency translation	2.7	—	2.7
Balance as of December 31, 2019	490.9	38.0	528.9
Acquisitions	3.7	—	3.7
Currency translation	11.1	0.2	11.3
Balance as of December 31, 2020	$505.7	$38.2	$543.9

Intangible assets consisted of the following:

	2020		2019
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$256.9	$82.8	$251.3	$61.9
Patents and acquired technology	151.3	65.2	138.7	48.5
Trademarks	44.8	16.8	38.0	11.6
Indefinite lived intangibles assets	10.8	—	15.6	—
Other	9.4	9.3	16.7	12.4
Total intangible assets	$473.2	$174.1	$460.3	$134.4

Intangible asset amortization expense was $34.6 million, $30.1 million, and $22.3 million for 2020, 2019 and 2018, respectively. Annual amortization expense for intangible assets is estimated to be $35.7 million in 2021, $34.8 million in 2022, $33.8 million in 2023, $32.8 million in 2024, and $31.1 million in 2025.

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

The Company is required to make periodic interest payments on borrowed amounts and to pay an annual commitment fee of 15.0 to 35.0 basis points, depending on its leverage ratio. As of December 31, 2020, the Company had $523.9 million drawn on and $467.7 million of availability under the revolving credit facility. The ability to use this availability is limited by the leverage ratio covenant described below.

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

Long term debt as of December 31, consisted of the following:

(In millions)	Weighted-Average Interest Rate at December 31, 2020	Maturity Date	2020	2019
Revolving credit facility	1.5%	June 19, 2023	$523.9	$700.9
Less: unamortized debt issuance costs			$(1.4)	$(2.6)
Long-term debt, net			$522.5	$698.3

NOTE 7. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes for the years ended on December 31, are shown below:

(In millions)	2020	2019	2018
Domestic	$78.6	$85.2	$55.2
Foreign	66.9	81.7	73.8
Income before income taxes	$145.5	$166.9	$129.0

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2020	2019	2018
Current:
Federal	$4.6	$(8.1)	$(1.3)
State	3.0	4.1	0.9
Foreign	19.3	21.8	20.2
Total current	26.9	17.8	19.8
Deferred:
Federal	8.9	18.2	3.8
State	1.5	1.0	1.8
Foreign	(3.2)	0.3	(4.3)
Change in the valuation allowance for deferred tax assets	0.7	—	1.2
Change in deferred tax liabilities due to foreign tax rate change	1.6	(0.1)	—
Benefits of operating loss carryforward	0.3	0.4	2.3
Total deferred	9.8	19.8	4.8
Provision for income taxes	$36.7	$37.6	$24.6

Significant components of deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2020	2019
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$24.2	$20.5
Accrued expenses and accounts receivable allowances	13.0	10.6
Net operating loss carryforwards	7.1	6.3
Inventories	8.4	9.4
Stock-based compensation	3.3	4.1
Operating lease DTA	7.3	7.1
Research and development credit carryforwards	4.1	7.5
Foreign tax credit carryforward	0.4	0.8
Other	1.5	—
Total deferred tax assets	69.3	66.3
Valuation allowance	(4.6)	(3.9)
Deferred tax assets, net of valuation allowance	64.7	62.4
Deferred tax liabilities attributable to:
Liquidation of subsidiary for income tax purposes	13.3	13.3
Property, plant and equipment	23.2	19.3
Goodwill and amortization	51.7	47.1
Operating lease DTL	7.2	7.9
Other	—	1.8
Total deferred tax liabilities	95.4	89.4
Net deferred tax liabilities	$(30.7)	$(27.0)

Included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign and domestic operations. At December 31, 2020, the Company had $10.2 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $24.3 million of net operating losses that are available to offset future taxable income through 2026. Of the $24.3 million, approximately $23.4 million of net operating losses in Switzerland and China are subject to a full valuation allowance. During 2020, the Company utilized $1.0 million of net operating losses relating to prior years in the filing of the Company's 2019 corporate income tax returns.

Also included in deferred tax assets at December 31, 2020 are $3.7 million of U.S. state research and development credit carryforwards, which will expire beginning in 2028, if unused.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2020	2019	2018
Statutory U.S. federal tax rate	21%	21%	21%
Net difference resulting from:
Research and development tax credit	(5)	(4)	(5)
Foreign earnings subject to different tax rates	2	3	3
Nondeductible expenses	2	—	1
State income taxes	3	3	2
Foreign tax credits	(4)	(4)	(4)
Foreign withholding taxes	1	1	1
Effect of US Law Change	—	—	(1)
Global Intangible Low-Taxed Income (GILTI)	3	4	5
Stock Based Compensation - Excess Tax Benefit	—	(1)	(4)
Other	2	—	—
Total difference	4%	2%	(2)%
Effective income tax rate	25%	23%	19%

The Company does not provide for deferred taxes and foreign withholding taxes on the unremitted previously taxed earnings of approximately $255.8 million as of December 31, 2019, unremitted pre-1987 earnings of approximately $23.3 million or unremitted current year earnings of approximately $34.2 million of certain international subsidiaries as of December 31, 2020 as these earnings are considered permanently reinvested under ASC 740-30-25-17. In accordance with ASC 740-30-25-17, management has determined that certain foreign subsidiaries may make distributions out of current-year GAAP earnings of $19.2 million. A distribution from current-year GAAP earnings does not invalidate the indefinite reinvestment assertion of undistributed earnings existing as of the end of its prior fiscal year. The Company has determined that certain foreign subsidiaries may declare and make a distribution out of previously taxed earnings.  The Company has provided the associated material tax impact in connection with such repatriations.  Undistributed earnings from these foreign subsidiaries are deemed permanently reinvested on a prospective basis to maintain foreign business operations and for working capital needs, capital expenditures, and business acquisitions that arise in these foreign jurisdictions.

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

The Company has not recorded liabilities or reserves for uncertain tax positions under FIN 48.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted into law in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as enhanced interest deductibility, repeal of the 80% limitation with respect to net operating losses arising in taxable years 2018, 2019, and 2020, and additional depreciation deductions related to qualified improvement property. The Company has concluded the analysis of these provisions as of year-end and the CARES Act did not have a material impact on the Company’s income taxes for 2020.

The following tax years remain subject to examination in the following significant jurisdictions:

Belgium	2016-2020
Brazil	2016-2020
Italy	2016-2020
Netherlands	2016-2020
Sweden	2016-2020
United Kingdom	2019-2020
United States	2016-2020

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

The funded status of is pension plans, together with the associated balances recognized in its consolidated financial statements as of December 31, 2020 and 2019, were as follows:

(In millions)	2020	2019
Projected benefit obligation at January 1	$356.3	$314.1
Service cost	2.2	2.1
Interest cost	8.7	11.5
Actuarial (gain) loss	28.0	45.8
Plan participants' contributions	0.2	0.2
Benefits paid	(17.4)	(16.0)
Plan amendments	0.2	—
Currency translation adjustments	5.8	(1.4)
Projected benefit obligation at December 31	$384.0	$356.3
Fair value of plan assets at January 1	$281.3	$243.4
Company contributions	12.3	7.8
Actual return on plan assets	13.7	46.2
Plan participants' contributions	0.2	0.2
Benefits paid	(17.4)	(16.0)
Currency translation adjustments	0.7	(0.3)
Fair value of plan assets at December 31	$290.8	$281.3
Funded status of the plans (liability) at December 31	$(93.2)	$(75.0)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(1.5)	(3.7)
Accrued pension and other post-retirement benefits, less current portion	(91.7)	(71.3)
Net amount recognized	$(93.2)	$(75.0)

The liability associated with the OPEB plan included in the consolidated financial statements was $(2.8) million as of December 31, 2020 and 2019.

Amounts recognized in accumulated other comprehensive loss at December 31, 2020 and 2019 were $217.6 million and $196.4 million, respectively for pensions, and $(0.1) million and $(0.2) million for the OPEB plan, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $375.2 million and $347.2 million at December 31, 2020 and 2019, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31, 2020. For the years ended December 31, 2020 and 2019, accumulated benefit obligation for the pension plans increased primarily due to actuarial losses incurred from the decrease in discount rates driven by a decrease in bond yields.

Pension costs (income) for the years ended December 31, were as follows:

(In millions)	2020	2019	2018
Service cost	$2.2	$2.1	$1.9
Interest cost	8.7	11.5	10.7
Expected return on plan assets	(13.1)	(15.2)	(16.9)
Amortization of net actuarial loss	8.1	6.0	6.3
Settlement loss recognized	—	—	0.7
Total costs	$5.9	$4.4	$2.7

OPEB plan costs were not material for the years ended December 31, 2020, 2019, and 2018.

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive income during 2020 for the OPEB plan were $0.1 million and for the pension plans were as follows:

(In millions)	Pensions
Actuarial loss	$27.6
Amortization of net actuarial loss	(8.0)
Net loss recognized in other comprehensive income	$19.6
Total recognized in net periodic benefit cost and other comprehensive income	$25.5

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

The following weighted-average assumptions were used to determine the benefit obligations for the pension plans:

	2020	2019	2018
Discount rate	2.31%	2.98%	4.05%
Rate of compensation increase	3.07%	3.09%	3.07%

The following weighted-average assumptions were used to determine net periodic benefit cost for the pension plans:

	2020	2019	2018
Discount rate	2.98%	4.06%	3.47%
Rate of compensation increase	3.07%	3.09%	3.07%
Expected rate of return on plan assets	4.86%	5.63%	6.33%

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

Target asset allocations and actual allocations as of December 31, 2020 and 2019 were as follows:

	Target	2020	2019
Equity	10% - 40%	38%	33%
Fixed income	40% - 70%	53%	57%
Real estate and other	0% - 15%	8%	8%
Cash	0% - 10%	1%	2%
		100%	100%

Actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2020				As of December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1.9	$1.9	$—	$—	$4.7	$4.7	$—	$—
Equity securities:
All caps(1)	25.4	—	25.4	—	—	—	—	—
Large cap(2)	—	—	—	—	34.8	—	34.8	—
Small cap(3)	—	—	—	—	36.1	36.1	—	—
International(4)	71.6	—	71.6	—	22.4	22.4	—	—
Infrastructure(5)	14.2	14.2	—	—	—	—	—	—
Fixed income securities:
Government securities(6)	25.9	—	25.9	—	9.7	—	9.7	—
Corporate bonds(7)	128.6	8.7	119.9	—	152.3	139.4	12.9	—
Real estate and other investments(8)	23.2	—	23.2	—	21.3	—	21.3	—
Total assets at fair value	$290.8	$24.8	$266.0	$—	$281.3	$202.6	$78.7	$—

(1)Includes funds that invest in large, medium and small cap equity securities.
(2)Includes funds that invest primarily in large cap equity securities.
(3)Includes small cap equity securities and funds that invest primarily in small cap equity securities.
(4)Includes funds that invest primarily in international equity securities.
(5)Includes funds that invest primarily in infrastructure equity securities.
(6)Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.
(7)Includes funds that invest in investment grade bonds, high yield bonds and mortgage-backed fixed income securities.
(8)Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by the Company's foreign pension plans.
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

Contributions
The Company expects to contribute $15.2 million to its pension and other post-retirement benefit plans in 2021. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from various pension benefit plans through 2029. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions
2021	$17.2
2022	17.9
2023	18.2
2024	19.9
2025	21.0
2025-2029	101.2

Savings Plans
U.S. and some international employees participate in defined contribution savings plans that the Company sponsors. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $15.1 million, $12.9 million, and $13.2 million in 2020, 2019 and 2018, respectively.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2020 and 2019 by component are shown in the following table:

	Pension and Other Post-retirement Benefits(1)	Derivatives Designated as Hedges(1)	Foreign Currency Translation(1)	Total(1)
(In millions)
Balance as of January 1, 2019	$(140.4)	$2.0	$(48.1)	$(186.5)
Other comprehensive income (loss) before reclassification	(10.8)	(0.7)	4.3	(7.2)
Amounts reclassified from accumulated other comprehensive income	4.2	(1.2)	(2.1)	0.9
Balance as of December 31, 2019	(147.0)	0.1	(45.9)	(192.8)
Other comprehensive income (loss) before reclassification	(20.4)	(5.0)	(6.7)	(32.1)
Amounts reclassified from accumulated other comprehensive income	6.0	1.1	(2.1)	5.0
Balance as of December 31, 2020	$(161.4)	$(3.8)	$(54.7)	$(219.9)

(1)    All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2020 were $8.1 million of charges to pension expense, other than service cost, net of $2.1 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2020 were $1.5 million of interest expense, net of $0.4 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2020 were $2.9 million of benefit in interest expense, net of $0.8 million in provision for income taxes.

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

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2020	2019	2018
Stock-based compensation expense	$1.9	$9.4	$9.7
Tax (expense) benefit recorded in consolidated statements of income	$(0.1)	$4.6	$7.3

As of December 31, 2020, there was $6.6 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.7 years.

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

Impact of Retirement on Outstanding Awards
In the event of an executive officer’s retirement from the Company upon or after attaining age 62 and a specified number of years of service, any nonvested awards remain outstanding after retirement and vest on the originally scheduled vesting date. This permits flexibility in retirement planning, permits the Company to provide an incentive for the vesting period and does not penalize employees who receive awards as incentive compensation when they retire.

Restricted Stock Units
A summary of the nonvested restricted stock units as of December 31, 2020 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2019	523,763	$61.46
Granted	110,180	$96.81
Vested	(97,362)	$90.23
Forfeited	(141,868)	$100.55
Nonvested at December 31, 2020	394,713	$56.24

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

For performance-based restricted stock units awards made in 2020, 2019, and 2018, the number of shares to be issued is dependent upon performance over the three year period ending December 31st of the respective term, with respect to cumulative diluted earnings per share from continuing operations and average operating return on invested capital (ROIC). ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2020, 2019, and 2018, and the forecasted amounts over the remainder of the performance period, the Company expects to issue a total of 16,047, 7,813, and 25,090, shares at the vesting dates in March 2023, April 2022 and April 2021, respectively. Compensation cost has been measured in 2020 based on these expectations.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2020	2019	2018
Weighted-average grant-date fair value of restricted stock units granted	$96.81	$91.92	$117.11
Fair value of restricted stock vested (in millions)	$6.5	$20.7	$29.9

NOTE 11. STOCKHOLDERS’ EQUITY

The following is a summary of capital stock activity (in shares) for the year ended December 31, 2020:

	Common stock outstanding	Common stock held in treasury
December 31, 2019	31,666,654	74,953
Stock awards issued	63,082	(63,082)
December 31, 2020	31,729,736	11,871

On August 10, 2018, the Board authorized a share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021, which replaced the prior share repurchase program. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan. In 2020, there were no share repurchases under this program.

NOTE 12. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The majority of the Company's contracts are completed within twelve months. For performance obligations that extend beyond one year, the Company estimated that $221.2 million in revenue is expected to be recognized in the future periods related to remaining performance obligations as of December 31, 2020. The Company expects to complete these obligations and recognize 78% of the remaining transaction price in 2021, and the remainder in 2022. The Company has elected the following optional exemptions from the remaining performance obligation disclosures:

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

	December 31,
	2020		2019		2018
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$610.7	$155.4	$586.6	$200.2	$518.1	$186.8
Non-recurring (1)	623.8	337.9	742.8	415.7	843.3	371.3
Total	1,234.5	493.3	1,329.4	615.9	1,361.4	558.1

Geographical Region (2)
North America	666.5	423.9	703.3	500.7	699.7	438.5
Europe, Middle East and Africa	365.3	41.5	376.7	81.6	394.2	84.2
Asia Pacific	135.3	23.9	171.0	27.3	196.4	27.6
Latin America	67.4	4.0	78.4	6.3	71.1	7.8
Total	1,234.5	493.3	1,329.4	615.9	1,361.4	558.1

Timing of Recognition (3)
Point in Time	593.5	251.7	618.1	370.1	739.7	352.7
Over Time	641.0	241.6	711.3	245.8	621.7	205.4
Total	1,234.5	493.3	1,329.4	615.9	1,361.4	558.1

(1)     Aftermarket parts and services and revenue from leasing contracts are considered recurring revenue. Non-recurring revenue includes new equipment and installation.

(2)     Geographical region represents the region in which the end customer resides.

(3)     These amounts include the transition impacts from the adoption of ASC 606 that were recognized throughout 2018. The majority of the impact was driven by "previously recognized" amounts where installation was completed in 2018 and revenue on the full contract was recognized, however the same contract was previously recognized under legacy GAAP upon shipment in 2017.region represents the region in which the end customer resides.

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	December 31, 2020	December 31, 2019	December 31, 2018
Contract Assets	$68.3	$74.4	$70.3
Contract Liabilities	123.8	92.5	124.5

The revenue recognized during the year ended December 31, 2020, 2019 and 2018 that was included in contract liabilities at the beginning of the period amounted to $74.9 million, $112.5 million, and $190.0 million respectively. Additionally, the Company assumed contract liabilities of $10.1 million from acquisitions in the year 2019. The remainder of change from December 31, 2019, December 31, 2018 and January 1, 2018 is driven by the timing of advance and milestone payments received from customers and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from continuing operations for the respective periods and basic and diluted shares outstanding:

(In millions, except per share data)	2020	2019	2018
Basic earnings per share:
Income from continuing operations	$108.8	$129.3	$104.4
Weighted average number of shares outstanding	32.0	31.9	31.9
Basic earnings per share from continuing operations	$3.40	$4.05	$3.27
Diluted earnings per share:
Income from continuing operations	$108.8	$129.3	$104.4
Weighted average number of shares outstanding	32.0	31.9	31.9
Effect of dilutive securities:
Restricted stock units	0.1	0.1	0.3
Total shares and dilutive securities	32.1	32.0	32.2
Diluted earnings per share from continuing operations	$3.39	$4.03	$3.24

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at December 31, 2020 of $571.7 million, as hedges and therefore does not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheets:

	As of December 31, 2020		As of December 31, 2019
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$10.0	$12.7	$5.7	$3.5

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

As of December 31, 2020 and 2019, information related to these offsetting arrangements was as follows:

(In millions)	As of December 31, 2020
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10.0	$—	$10.0	$(8.6)	$1.4

Offsetting of Liabilities	As of December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$16.6	$—	$16.6	$(8.6)	$8.0

(In millions)	As of December 31, 2019
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$12.0	$—	$12.0	$(2.1)	$9.9

Offsetting of Liabilities	As of December 31, 2019
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.8	$—	$2.8	$(2.1)	$0.7

The following table presents the location and amount of the loss on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Consolidated Statements of Income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2020	2019	2018
Foreign exchange contracts	Revenue	$2.7	$(2.7)	$(4.6)
Foreign exchange contracts	Cost of sales	(3.1)	1.1	(0.4)
Foreign exchange contracts	Selling, general and administrative expense	2.5	(1.7)	0.6
Total		2.1	(3.3)	(4.4)

Remeasurement of assets and liabilities in foreign currencies		(3.1)	1.1	2.8
Net loss on foreign currency transactions		$(1.0)	$(2.2)	$(1.6)

Interest Rates: The Company have one interest rate swap executed in January 2016 with a notional amount of $50 million which expired in January 2021, four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. These interest rate swaps fix the interest rate applicable to certain of the Company's variable-rate debt. The agreements swap one-month LIBOR for fixed rates. Refer to Note 6. Debt for further information regarding the credit agreement. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss).

At December 31, 2020, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other liabilities of $5.2 million and as accumulated other comprehensive income, net of tax, of $3.8 million.

Net Investment hedges: The Company has entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the Condensed

Consolidated Statements of Income. For the year ended December 31, 2020, gains recorded in interest expense, net under the cross currency swap agreements were $2.9 million.
At December 31, 2020, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other liabilities of $0.9 million and as accumulated other comprehensive income, net of tax, of $0.7 million.

Refer to Note 15. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

Credit risk
By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of December 31, 2020, is limited to the amount outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2020				As of December 31, 2019
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.3	$12.3	$—	$—	$14.3	$14.3	$—	$—
Derivatives	10.0	—	10.0		12.0	—	12.0	—
Total assets	$22.3	$12.3	$10.0	$—	$26.3	$14.3	$12.0	$—

Liabilities:
Derivatives	$18.8	$—	$18.8	$—	$2.8	$—	$2.8	$—
Contingent Consideration	19.1	—	—	19.1	17.4	—	—	17.4
Total liabilities	$37.9	$—	$18.8	$19.1	$20.2	$—	$2.8	$17.4

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of December 31, 2020, $3.8 million of investments are recorded in other current assets on the Balance Sheet related to investments that are expected to be redeemed within the next twelve months. The remaining balance of investments are reported separately in Other assets on the Balance Sheets. Investments include an unrealized gain of $1.1 million as of December 31, 2020 and unrealized gain of $1.8 million as of December 31, 2019.

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

Contingent consideration obligation represents the estimated fair value of the additional consideration payable in connection with the Company's acquisitions of Proseal and Prime completed in the second quarter of 2019. The Company estimated the acquisition date fair value of the contingent consideration obligation for Proseal using a Monte Carlo simulation, and a scenario based method for Prime. The significant unobservable inputs used in the fair value measurement of the contingent consideration obligations were the acquired company's projected performance, a risk-adjusted discount rate and performance volatility driven by industry peers. At each reporting date, the Company revalued the contingent consideration obligations to their fair values and recorded any changes in fair value within selling, general and administrative expenses in the Income Statement. As of December 31, 2020, the contingent consideration obligation is based on the achievement of earnings targets for the earnout period of calendar year 2020, resulting in an expected earnout payment of $19.1 million for Proseal, and no earnout payment for Prime.

Following table provides a summary of changes in fair value of contingent consideration during the year ended December 31, 2020:

For year ended
December 31, 2020
Beginning balance	$17.4
Acquisitions	—
Measurement adjustments recorded to earnings	1.1
Foreign currency translation adjustment	0.6
Ending balance	$19.1

As of December 31, 2020, the contingent consideration obligation of $19.1 million was included in other current liabilities within the Balance Sheet.

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of debt financial instruments as of December 31 are as follows:

	2020		2019
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Revolving credit facility, expires June 19, 2023	$523.9	$523.9	$700.9	$700.9
Foreign credit facilities	—	—	0.4	0.4
Other	2.4	2.4	0.5	0.5

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

In 2013, the Company received a notice of examination from the Delaware Department of Finance commencing an examination of the Company's books and records to determine compliance with Delaware unclaimed property law. The examination was not complete when, in 2017, Delaware promulgated a law which permitted companies an election to convert an examination to a review under the Secretary of State’s voluntary disclosure agreement program. The Company had, in December 2017, elected this alternative and submitted our conclusions to the Secretary of State in December 2019 and received notice of the Secretary of State's agreement of the amount owed and closure of the examination in June 2020. Our voluntary payment was not material to our financial results.
Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $200.1 million at December 31, 2020, represent guarantees of future performance. The Company also has provided approximately $7.6 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within two years; the Company expects to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of December 31, 2020, the gross value of such arrangements was $2.1 million, of which the Company's net exposure under such guarantees was $0.1 million.

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

(In millions)	2020	2019
Balance at beginning of the year	$12.0	$13.5
Expenses for new warranties	12.4	14.7
Adjustments to existing accruals	(0.9)	(0.7)
Claims paid	(12.4)	(16.9)
Added through acquisition	—	1.5
Translation	0.4	(0.1)
Balance at end of year	$11.5	$12.0

NOTE 17. LEASES

Lessee Accounting
Operating Leases:

The Company's lease cost for the year ended December 31, 2020 was $16.3 million, including variable lease cost of $1.6 million and short-term lease cost of $1.0 million. The Company's lease and for the year ended December 31, 2019 was $14.1 million, including variable lease cost of $1.0 million and an immaterial short-term lease cost. Sub-lease income were immaterial for the years ended December 31, 2020 and 2019.

The following tables provide the required information regarding operating leases for which the Company is lessee:

	Balance as of
(In millions)	December 31, 2020	December 31, 2019
Assets
ROU assets	$27.0	$30.7
Total ROU assets	$27.0	$30.7

Liabilities
Current	$9.0	$10.0
Non-current	19.7	22.3
Total lease liabilities	$28.7	$32.3

Weighted-average remaining lease term (years )	4.5	4.5
Weighted-average discount rate	5.1%	5.4%

The majority of ROU assets and lease liabilities, approximately 78%, relate to real estate leases, with the remaining amount primarily comprised of vehicle leases.

Maturity of Operating Lease Liabilities as of December 31, 2020, in millions:

Year 1(a)	$10.2
Year 2	6.8
Year 3	5.2
Year 4	3.5
Year 5	2.8
After Year 5	3.7
Total lease payments	32.2
Less: Interest on lease payments	(3.5)
Present value of lease liabilities	$28.7
(a) Represents the next 12 months

Other Information for Operating Leases:

	Year-to-Date
(In millions)	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$12.9	$13.3
ROU assets arising from obtaining new operating lease obligations	4.8	10.9

Refer to Note 21. Related Party Transactions for details of operating lease agreements with related parties.

Finance Leases:
During the second quarter of 2019, the Company acquired, through a business combination, real estate leases for which it is the lessee for an indefinite lease term and that are classified as financing. The ROU asset balance for these leases is $3.3 million and is included in property, plant, and equipment, net in the Balance Sheet as of December 31, 2020 and 2019. These finance leases have no lease liability outstanding as of December 31, 2020 as no amounts are due under the lease. The reduction in the carrying amount of the ROU asset balance for the years ended December 31, 2020 and 2019 was immaterial.
Prior Year Disclosures

Although the Company has adopted ASC 842 using the cumulative effect transition method, which enables the Company to record existing leases at the date of adoption without restating comparative periods, it is required to include prior year disclosures that were in accordance with legacy GAAP. These disclosures included in the Form 10-K for the year ended December 31, 2018 are included below:

The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that it pays for repairs, property taxes and insurance. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $10.5 million for the year ended December 31, 2018.

Lessor Accounting

Operating Leases:

The following tables provide the required information regarding operating leases for which the Company is lessor.

Operating Lease Revenue:

(In millions)	December 31, 2020	December 31, 2019
Fixed payment revenue	$66.7	$67.7
Variable payment revenue	14.0	18.0
Total	$80.7	$85.7

Operating Lessor Maturity Analysis as of December 31, 2020, in millions:

Less than 1 Year(a)	$53.2
Year 1	31.9
Year 2	22.2
Year 3	16.5
Year 4	9.5
Year 5	4.5
After Year 5	4.1
Total lease receivables	$141.9
(a) Represents the next 12 months

Sales-Type Leases:

Sales-Type Lessor Maturity Analysis as of December 31, 2020, in millions:

Less than 1 Year(a)	$5.4
Year 1	1.0
Year 2	0.1
Year 3	0.1
Total lease receivables	$6.6
(a) Represents the next 12 months

Sales-type lease revenue was $8.3 million and $5.6 million for the years ended December 31, 2020 and 2019, respectively. The current portion of the net investment in sales-type leases is included in trade receivables and the portion due after one year is included in other long-term assets in the Balance Sheet.

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

Segment revenue and segment operating profit
Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information is as follows:

(In millions)	2020	2019	2018
Revenue
JBT FoodTech	$1,234.5	$1,329.4	$1,361.4
JBT AeroTech	493.3	615.9	558.1
Intercompany eliminations	—	0.4	0.2
Total revenue	$1,727.8	$1,945.7	$1,919.7

Income before income taxes
Segment operating profit:
JBT FoodTech	$170.6	$184.7	$169.5
JBT AeroTech	52.9	78.9	64.1
Total segment operating profit	223.5	263.6	233.6
Corporate items:
Corporate expense (1)	48.3	61.9	42.8
Restructuring expense (2)	12.1	13.5	47.0
Operating income	163.1	188.2	143.8

Pension expense, other than service cost	3.7	2.5	0.9
Net interest expense	13.9	18.8	13.9
Income from continuing operations before income taxes	145.5	166.9	129.0
Provision for income taxes	36.7	37.6	24.6
Income from continuing operations	108.8	129.3	104.4
Loss from discontinued operations, net of income taxes	—	0.3	0.3
Net income	$108.8	$129.0	$104.1

(1)Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)Refer to Note 19. Restructuring for further information on restructuring expense.

Segment operating capital employed and segment assets

(In millions)	2020	2019	2018
Segment operating capital employed (1):
JBT FoodTech	$1,145.4	$1,200.3	$829.0
JBT AeroTech	208.1	241.7	148.4
Total segment operating capital employed	1,353.5	1,442.0	977.4
Segment liabilities included in total segment operating capital employed (2)	406.1	436.9	440.1
Corporate (3)	46.3	36.0	25.0
Total assets	$1,805.9	$1,914.9	$1,442.5

Segment assets:
JBT FoodTech	$1,468.9	$1,528.4	$1,172.4
JBT AeroTech	290.7	350.5	245.1
Total segment assets	1,759.6	1,878.9	1,417.5
Corporate (3)	46.3	36.0	25.0
Total assets	$1,805.9	$1,914.9	$1,442.5

(1)Management views segment operating capital employed, which consists of segment assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, restructuring reserves, income taxes and LIFO inventory reserves.

(2)Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance and progress payments, accrued payroll and other liabilities.

(3)Corporate includes cash, LIFO inventory reserves, income tax balances, investments, and property, plant and equipment not associated with a specific segment.

Geographic segment information
Geographic segment sales were identified based on the location where the Company's products and services were delivered. Geographic segment long-lived assets include property, plant and equipment, net and certain other non-current assets.

(In millions)	2020	2019	2018
Revenue (by location of customers):
United States	$1,034.0	$1,133.7	$1,063.0
All other countries	693.8	812.0	856.7
Total revenue	$1,727.8	$1,945.7	$1,919.7

(In millions)	2020	2019	2018
Long-lived assets:
United States	$181.9	$180.6	$166.0
United Kingdom	29.8	27.4	11.4
All other countries	79.9	77.5	82.4
Total long-lived assets	$291.6	$285.5	$259.8

Other business segment information

	Capital Expenditures			Depreciation and Amortization
(In millions)	2020	2019	2018	2020	2019	2018
JBT FoodTech	$27.9	$29.9	$33.1	$63.6	$58.1	$51.6
JBT AeroTech	2.1	5.6	3.7	5.5	4.7	3.0
Corporate	4.3	2.4	3.0	2.7	2.8	3.1
Total	$34.3	$37.9	$39.8	$71.8	$65.6	$57.7

NOTE 19. RESTRUCTURING

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

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes to flatten the organization, improve efficiency and better leverage general and administrative resources primarily within the JBT FoodTech segment. We recognized cumulative restructuring charges of $62.2 million, net of cumulative releases of the related liability of $11.9 million. We completed this plan in the third quarter of 2020 and transferred the remaining liability into the 2020 restructuring plan in the fourth quarter of 2020.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan primarily within the JBT AeroTech segment. We recognized restructuring charges of $2.4 million related to severance, net of cumulative release of related liability of $0.2 million. We completed this plan in the third quarter of 2020 and transferred the remaining liability into the 2020 restructuring plan in the fourth quarter of 2020.

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both JBT FoodTech and JBT AeroTech segments. The total estimated cost in connection with this plan is in the range of $8.0 million to $10.0 million for FoodTech and approximately $6 million AeroTech. We recognized restructuring charges of $9.9 million, net of cumulative release of the related liability of $0.3 million, through December 31, 2020, and expect to recognize the remaining costs by end of the year 2021.

The following table details the cumulative restructuring charges reported in operating income for the active restructuring plans since the implementation of these plans:

	Cumulative Amount	As of the Quarter Ended				Cumulative Amount
(In millions)	As of December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	As of December 31, 2020
2018 restructuring plan
Severance and related expense	$25.4	$2.2	$0.1	$—	$—	$27.7
Other	45.6	0.1	0.5	0.2	—	46.4
2020 restructuring plan
Severance and related expense	—	—	—	5.9	1.1	7.0
Inventory write-off	—	—	—	1.9	—	1.9
Other	—	—	—	0.7	0.6	1.3
Other
Severance and related expense	—	0.7	1.6	0.3	—	2.6
Total Restructuring charges	$71.0	$3.0	$2.2	$9.0	$1.7	$86.9

Restructuring charges, net of related release of liability, is reported within the following financial statement line items of the accompanying Consolidated Statements of Income:

	Twelve Months Ended December 31,
(In millions)	2020	2019	2018
Cost of products(1)	$1.9	$—	$—
Restructuring expense	12.1	13.5	47.0
Total restructuring charge	$14.0	$13.5	$47.0

(1) Restructuring charge reported in Cost of products is related to an inventory write-off resulting from the 2020 restructuring plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheets. The table below details the restructuring activities for the year ended December 31, 2020:

		Impacts to earnings
(In millions)	Balance as of December 31, 2019	Charged to Earnings	Releases	Cash Payments	Transfer of Liability	Balance as of December 31, 2020
2018 restructuring plan
Severance and related expense	$4.2	$2.3	$(1.1)	$(4.4)	$(1.0)	$—
Other	1.5	0.8	(0.3)	(2.0)	—	—
2020 restructuring plan
Severance and related expense	—	7.0	(0.3)	(4.3)	1.3	3.7
Other	—	1.3	—	(1.0)	—	0.3
Other
Severance and related expense	—	2.6	(0.2)	(2.1)	(0.3)	—
Total	$5.7	$14.0	$(1.9)	$(13.8)	$—	$4.0

The Company released $1.9 million of the liability during the year ended December 31, 2020 which it no longer expects to pay primarily in connection with the 2018 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 20. MANAGEMENT SUCCESSION COSTS

On September 24, 2020, the Company initiated a management succession plan after Tom Giacomini, the Company's former CEO, resigned from the Company. In connection with this succession plan, the Company entered into a separation agreement with Mr. Giacomini that provides for a lump sum separation payment of $6.4 million. This separation cost of $6.4 million was paid and recognized as Selling, general, and administrative expense in the consolidated statement of income during the year ended December 31, 2020.

In connection with Mr. Giacomini’s departure from the Company, 96,427 nonvested shares under the Company’s stock-based compensation plans were forfeited. Accordingly, the Company recorded a benefit of $2.9 million associated with the reversal of previously accrued amounts for these unvested shares as stock based compensation expense within Selling, general, and administrative expense during the year ended September 30, 2020.

In December 2020, our Board of Directors named Brian Deck, former Executive Vice President and Chief Financial Officer, as the President and Chief Executive Officer, and Matt Meister, former Vice President and Chief Financial Officer for JBT Protein, as the Executive Vice President and Chief Financial Officer of the Company. In connection with these transitions, the Company recognized a one-time compensation cost of $0.5 million and other related costs of $0.8 million as Selling, general, and administrative expense in the consolidated statement of income during the year ended December 31, 2020.
NOTE 21. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of its newly acquired business. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.6 million and $3.8 million, respectively .

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(a)	Deductions and other(b)	Balance at end of period
Year ended December 31, 2018:
Allowance for doubtful accounts	$3,210	$1,408	$—	$920	$3,698
Valuation allowance for deferred tax assets	$2,654	$—	$1,207	$—	$3,861
Year ended December 31, 2019:
Allowance for doubtful accounts	$3,698	$2,064	$—	$1,438	$4,324
Valuation allowance for deferred tax assets	$3,861	$—	$37	$—	$3,898
Year ended December 31, 2020:
Allowance for credit losses	$4,324	$1,846	$954	$1,845	$5,279
Valuation allowance for deferred tax assets	$3,898	$—	$719	$—	$4,617

(a)    "Additions charged to other accounts" includes allowances added through business combinations and allowance for credit losses charged to retained earnings upon adoption of adoption of ASC 326 as of January 1, 2020.

(b)    “Deductions and other” includes translation adjustments, write-offs, net of recoveries, and reductions in the allowances credited to expense.

See accompanying Report of Independent Registered Public Accounting Firm.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures
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

(b)Management’s Annual Report on Internal Control over Financial Reporting
Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP) and includes those policies and procedures that:

(i)pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm
KPMG LLP, the Company’s independent registered public accounting firm, has issued their report, included herein on page 97, on the effectiveness of the Company’s internal control over financial reporting.

(c)Changes in Internal Control over Financial Reporting

In the ordinary course of business, the Company reviews its system of internal control over financial reporting and makes changes to its systems and processes to improve such controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems.

We have not experienced any material impact to our internal controls over financial reporting even though a portion of our global workforce continues to primarily work from home due to COVID-19. We are continually monitoring and assessing the impacts of the COVID-19 pandemic on our internal controls.

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

Other than as noted above, there were no changes in controls identified in the evaluation for the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on Internal Control Over Financial Reporting
We have audited John Bean Technologies Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2021

ITEM 9B.    OTHER INFORMATION

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a code of ethics entitled the “Code of Business Conduct and Ethics” that applies to employees, including principal executive and financial officers (including the principal executive officer, principal financial officer and principal accounting officer) as well as directors. A copy of the Code of Business Conduct and Ethics may be found on the Company's website at www.jbtc.com under About Us / Corporate Governance and is available in print to stockholders without charge by submitting a request to the General Counsel and Assistant Secretary of JBT Corporation, 70 West Madison Street, Suite 4400, Chicago, Illinois 60602.

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

Other information required by this Item can be found in the Proxy Statement for the Company's 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation” and "Compensation Tables and Explanatory Information" of the Proxy Statement for the Company's 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for the Company's 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the Company's 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the Company's 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 48 through 94 herein:

2.Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 90. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

3.Exhibits:

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

2.1A
Amendment to Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, incorporated by reference to Exhibit 2.1A to our Quarterly Report on Form 10-Q filed with the SEC on November 4, 2010.

3.1	Amended and Restated Certificate of Incorporation of JBT Corporation, incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

3.2	Third Amended and Restated Bylaws of John Bean Technologies Corporation incorporated by reference to Exhibit 3.7 of the registrant’s Current Report on Form 8-K filed on December 6, 2016.

3.3
Amendment No. 1 to Third Amended and Restated Bylaws of John Bean Technologies Corporation incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed with the SEC on April 9, 2020.

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.

4.2	Description of common stock incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on March 2, 2020.

10.1	Trademark License Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.2
Trademark Assignment and Coexistence Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.3	John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.4	Form of Restricted Stock Agreement for Non-Employee Directors, incorporated by reference to Exhibit 10.4E to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.5
Updated Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests, incorporated by reference to Exhibit 10.5U to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.5A
Updated Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation, incorporated by reference to Exhibit 10.5V to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.6
Amendment No. 1 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2008.[1]

10.6A
Amendment No. 2 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6A to our Current Report on Form 8-K filed with the SEC on March 1, 2010.[1]

10.6B
Amendment No. 3 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6B to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.6C
Amendment No. 4 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6C to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.6D
Amendment No. 5 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6D to our Annual Report on Form 10-K filed with the SEC on February 29, 2016.[1]

10.6E
Amendment No. 6 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[1]

10.6F
Amendment No. 7 to John Bean Technologies Corporation Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.6F to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

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

10.8	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[1]

10.8A
First Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[1]

10.8B
Second Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.[1]

10.9	Form of JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on March 11, 2009.[1]

10.9A	Form of Amended and Restated JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2011.[1]

10.9B
Form of First Amendment to John Bean Technologies Corporation Amended and Restated Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013.[1]

10.10
JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program and Part II Union Hourly Employees’ Retirement Plan, incorporated by reference to Exhibit 10.5 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.[1]

10.10A
First Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Program, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[1]

10.10B
Second Amendment of JBT Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11B to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.10C
First Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11C to our Annual Report on Form 10-K filed with the SEC on March 4, 2010.[1]

10.10D
Second Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11D to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.[1]

10.10E
Third Amendment of JBT Corporation Employees’ Retirement Program – Part II Union Hourly Employees Retirement Plan, incorporated by reference to Exhibit 10.11E to our Quarterly Report on Form 10-Q filed with the SEC on November 3, 2011.[1]

10.10F
Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.10G
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11G to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.10H
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11H to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.10I
Second Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11I to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.10J
Second Amendment of John Bean Technologies Corporation Employee's Retirement Program - Part I Salaried and Nonunion Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.[1]

10.10K
Third Amendment of John Bean Technologies Corporation Employee's Retirement Program - Part II Union Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to our Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015. [1]

10.10L
Third Amendment of John Bean Technologies Corporation Employees' Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[1]

10.10M
Fourth Amendment of John Bean Technologies Corporation Employees' Retirement Program Part II Union Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[1]

10.11
Amended and Restated John Bean Technologies Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.12F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.11A
First Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12G to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[1]

10.11B
Second Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12H to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.11C
Third Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12I to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.11D
Fourth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12J to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[1]

10.11E
Fifth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12K to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.11F
Sixth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12L to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.11G
Seventh Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12M to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[1]

10.11H
Eighth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12N to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.11I
Ninth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12O to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[1]

10.11J	Tenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12P to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.11K	Eleventh Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12Q to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.11L	Twelfth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12R to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.11M	Thirteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12S to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.11N	Fourteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12T to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.11O	Fifteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12U to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[1]

10.11P	Sixteenth Amendment of JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[1]

10.11Q	Seventeenth Amendment to JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[1]

10.11R	Eighteenth Amendment to JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[1]

10.11S
Nineteenth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[1]

10.11T
Twentieth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[1]

10.11U
Twenty-First Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[1]

10.11V
Twenty-Second Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[1]

10.11W
Twenty-Third Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018. [1]

10.11X
Twenty-Fourth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019. [1]

10.11Y
Twenty-Fifth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019. [1]

10.11Z
Twenty-Sixth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019.[1]

10.11AA
Twenty-Seventh Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with SEC on October 31, 2019. [1]

10.11AB
Twenty-Eighth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.12AB to our Annual Report on Form 10-K filed with the SEC on March 2, 2020. [1]

10.11AC
Twenty-Ninth Amendment OF John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q field with the SEC on July 29, 2020. [1]

10.12
Employment Agreement, dated as of September 20, 2019, between John Bean Technologies Corporation and Thomas Giacomini, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 25, 2019.[1]

10.13
Confidential Transition, Separation and General Release Agreement, dated as of September 25, 2020, between John Bean Technologies Corporation and Thomas Giacomini, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 30, 2020. [1]

10.14	Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2020. [1]

10.15	Offer Letter to Paul Sternlieb incorporated by reference to Exhibit 10.17A to our Annual Report on Form 10-K filed with the SEC on February 28, 2018.[1]

10.15A	Offer Letter to Bryant Lowery incorporate by reference to Exhibit 10.17B to our Annual Report on Form 10-K filed with the SEC on February 28, 2019.[1]

10.15B	Offer Letter to Brian Deck, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2020. [1]

10.15C	Offer Letter to Matthew Meister, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 16, 2020. [1]

10.16
John Bean Technologies Corporation Retiree Welfare Benefits Plan (as amended and restated, Effective January 1, 2016), incorporated by reference to Exhibit 10.3 to our Quarterly report Form 10-Q filed with the SEC on October 29, 2015. [1]

10.17	Separation and General Release Agreement - Steven Smith, incorporated by reference to Exhibit 10.1 to our Quarterly report Form 10-Q filed with the SEC on October 30, 2017.[1]

10.18	John Bean Technologies Corporation 2017 Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18A
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18B
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18C
Form of Performance-Based Restricted Stock Unit Grant Agreement Non-ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18D
Form of Performance-Based Restricted Stock Unit Grant Agreement Non-ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18E
Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18F
Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18G
Form of Time-Based Restricted Stock Unit Grant Agreement Non-ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18H
Form of Time-Based Restricted Stock Unit Grant Agreement Non-ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18I
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.18J
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[1]

10.19
First Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 31, 2019.[1]

10.19A
Second Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.21A to our Annual Report on Form 10-K filed with the SEC on March 2, 2020.[1]

16	Letter dated January 7, 2021 to the Securities and Exchange Commission from KPMG LLP, incorporated by reference to Exhibit 16 to our Current Report on Form 8-K filed with the SEC on January 7, 2021.

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

1	A management contract or compensatory plan required to be filed with this report.
*	Filed herewith

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

By:	/s/ Brian A. Deck
Brian A. Deck
President and Chief Executive Officer
(Principal Executive Officer)
Date: February 25, 2021

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. DECK	President, Director and	February 25, 2021
Chief Executive Officer
Brian A. Deck	(Principal Executive Officer)

/s/ MATTHEW J. MEISTER	Executive Vice President and	February 25, 2021
Chief Financial Officer
Matthew J. Meister	(Principal Financial Officer)

/s/ JESSI L. CORCORAN	Vice President, Corporate Controller	February 25, 2021
(Principal Accounting Officer)
Jessi L. Corcoran

/s/ BARBARA BRASIER	Director	February 25, 2021

Barbara Brasier

/s/ C. MAURY DEVINE	Director	February 25, 2021

C. Maury Devine

/s/ ALAN D. FELDMAN	Director	February 25, 2021

Alan D. Feldman

/s/ JAMES E. GOODWIN	Director	February 25, 2021

James E. Goodwin

/s/ POLLY B. KAWALEK	Director	February 25, 2021

Polly B. Kawalek

/s/ EMMANUEL LAGARRIGUE	Director	February 25, 2021

Emmanuel Lagarrigue

/s/ JAMES M. RINGLER	Director	February 25, 2021

James M. Ringler

/s/ LAWRENCE V. JACKSON	Director	February 25, 2021

Lawrence V. Jackson