Form 10-Q
period 2021-03-31
John Bean Technologies CORP
filed 2021-04-30
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2021
Common Stock, par value $0.01 per share	31,750,335

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Revenue:
Product revenue	$360.7	$400.1
Service revenue	57.1	57.6
Total revenue	417.8	457.7
Operating expenses:
Cost of products	245.1	273.2
Cost of services	39.5	41.5
Selling, general and administrative expense	94.4	97.3
Restructuring expense	1.0	2.0
Operating income	37.8	43.7
Pension expense, other than service cost	—	1.0
Interest expense, net	2.1	4.8
Income from continuing operations before income taxes	35.7	37.9
Income tax provision	8.7	8.9
Income from continuing operations	27.0	29.0
Net income	$27.0	$29.0

Basic earnings per share:
Income from continuing operations	$0.84	$0.91
Net income	$0.84	$0.91
Diluted earnings per share:
Income from continuing operations	$0.84	$0.90
Net income	$0.84	$0.90

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$27.0	$29.0
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	4.5	(25.2)
Pension and other postretirement benefits adjustments	1.7	1.5
Derivatives designated as hedges	3.2	(2.4)
Other comprehensive income (loss)	9.4	(26.1)
Comprehensive income	$36.4	$2.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	March 31, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$57.5	$47.5
Trade receivables, net of allowances	204.6	236.1
Contract assets	76.9	68.3
Inventories	195.7	197.3
Other current assets	62.7	66.9
Total current assets	597.4	616.1
Property, plant and equipment, net of accumulated depreciation of $332.8 and $334.8 respectively	263.3	268.0
Goodwill	548.0	543.9
Intangible assets, net	298.6	299.1
Other assets	87.0	78.8
Total Assets	$1,794.3	$1,805.9

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$0.5	$2.4
Accounts payable, trade and other	150.0	140.7
Advance and progress payments	145.9	137.5
Other current liabilities	173.0	176.9
Total current liabilities	469.4	457.5
Long-term debt	469.3	522.5
Accrued pension and other postretirement benefits, less current portion	89.9	94.1
Other liabilities	93.6	94.7
Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2021 or 2020	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2021: 31,741,607 issued and 31,730,206 outstanding and December 31, 2020: 31,741,607 issued and 31,729,736 outstanding	0.3	0.3
Common stock held in treasury, at cost March 31, 2021: 11,401 shares and December 31, 2020: 11,871 shares	(0.9)	(1.0)
Additional paid-in capital	231.6	229.9
Retained earnings	651.6	627.8
Accumulated other comprehensive loss	(210.5)	(219.9)
Total stockholders' equity	672.1	637.1
Total Liabilities and Stockholders' Equity	$1,794.3	$1,805.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$27.0	$29.0
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	18.3	17.5
Stock-based compensation	1.8	2.5
Other	1.0	1.9
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	20.1	14.7
Inventories	(0.9)	(2.8)
Accounts payable, trade and other	11.1	(36.3)
Advance and progress payments	11.3	(0.8)
Accrued pension and other postretirement benefits, net	(0.2)	(0.2)
Other assets and liabilities, net	(3.8)	(11.7)
Cash provided by continuing operating activities	85.7	13.8
Cash provided by operating activities	85.7	13.8

Cash flows from investing activities:
Acquisitions, net of cash acquired	(15.9)	—
Capital expenditures	(8.9)	(9.2)
Proceeds from disposal of assets	0.6	0.8
Cash required by investing activities	(24.2)	(8.4)

Cash flows from financing activities:
Net payments on short-term debt	(1.9)	(0.6)
Net (payments) proceeds from domestic credit facilities	(44.9)	38.1
Dividends	(3.2)	(3.2)
Cash (required) provided by financing activities	(50.0)	34.3

Effect of foreign exchange rate changes on cash and cash equivalents	(1.5)	(3.8)

Increase in cash and cash equivalents	10.0	35.9
Cash and cash equivalents, beginning of period	47.5	39.5
Cash and cash equivalents, end of period	$57.5	$75.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	For the three months ended March 31, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2020	$0.3	$(1.0)	$229.9	$627.8	$(219.9)	$637.1
Net income	—	—	—	27.0	—	27.0
Issuance of treasury stock	—	0.1	(0.1)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $1.1	—	—	—	—	4.5	4.5
Derivatives designated as hedges, net of income taxes of $1.1	—	—	—	—	3.2	3.2
Pension and other postretirement liability adjustments, net of income taxes of $0.6	—	—	—	—	1.7	1.7
Stock-based compensation expense	—	—	1.8	—	—	1.8
Balance at March 31, 2021	$0.3	$(0.9)	$231.6	$651.6	$(210.5)	$672.1

	For the three months ended March 31, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	$0.3	$(12.6)	$241.8	$532.8	$(192.8)	$569.5
Net income	—	—	—	29.0	—	29.0
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $(1.6)	—	—	—	—	(25.2)	(25.2)
Derivatives designated as hedges, net of income taxes of $(0.6)	—	—	—	—	(2.4)	(2.4)
Pension and other postretirement liability adjustments, net of income taxes of $0.5	—	—	—	—	1.5	1.5
Stock-based compensation expense	—	—	2.5	—	—	2.5
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
Balance at March 31, 2020	$0.3	$(12.6)	$244.3	$557.6	$(218.9)	$570.7

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

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by accounting principles generally accepted in the United States of America.

In the opinion of management, the interim financial statements reflect all normal recurring adjustments necessary for a fair statement of the Company's financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the interim results and trends in the interim financial statements may not be representative of those for the full year or any future period.

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

NOTE 2. ACQUISITIONS

During 2021 and 2020 the Company acquired 100% of voting equity of one business and assets and liabilities of another business. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

February 28, 2021	Stock	AutoCoding Systems Ltd. ("ACS")	Cheshire, U.K.	JBT FoodTech
A provider of a central command solution for the integration of packaging process devices. The ACS acquisition extends the Company's capabilities in packaging line equipment and associated devices, including coding and label inspection and verification.

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

ACS(1)
(In millions)
Financial assets	$3.0
Inventories	0.8
Property, plant and equipment	0.1
Other intangible assets (2)	9.9
Deferred taxes	(1.9)
Financial liabilities	(2.7)
Total identifiable net assets	$9.2

Cash consideration paid	$17.0
Cash acquired	1.1
Net consideration	$15.9

Goodwill (3)	$7.8

(1)The purchase accounting for ACS is provisional. The valuation of certain working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

(2)The intangible assets acquired include customer relationships of $4.4 million with 13 years of useful life, technology of $4.8 million with 7 years of useful life, and trade names of $0.7 million with 18 years of useful life.
(3)The Company expects goodwill of $0.7 million from this acquisition to be deductible for income tax purposes.
During the second quarter of 2020, we acquired certain assets and liabilities of MARS Food Processing Solutions, LLC ("MARS") with a purchase price of $5 million. The Company expects goodwill of $3.1 million from this acquisition to be deductible for income tax purpose.
NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2020	$505.7	$38.2	$543.9
Acquisitions	7.8	—	7.8
Currency translation	(3.7)	—	(3.7)
Balance as of March 31, 2021	$509.8	$38.2	$548.0

Intangible assets consisted of the following:

	March 31, 2021		December 31, 2020
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$260.1	$87.1	$256.9	$82.8
Patents and acquired technology	154.3	70.8	151.3	65.2
Trademarks	45.1	13.9	44.8	16.8
Non-amortizing intangible assets	10.7	—	10.8	—
Other	9.5	9.3	9.4	9.3
Total intangible assets	$479.7	$181.1	$473.2	$174.1

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2021	December 31, 2020
Raw materials	$84.4	$87.3
Work in process	55.8	51.4
Finished goods	135.2	136.4
Gross inventories before LIFO reserves and valuation adjustments	275.4	275.1
LIFO reserves	(50.8)	(49.2)
Valuation adjustments	(28.9)	(28.6)
Net inventories	$195.7	$197.3

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Service cost	$0.6	$0.5
Interest cost	1.6	2.3
Expected return on plan assets	(3.9)	(3.3)
Amortization of net actuarial losses	2.3	2.0
Net periodic cost	$0.6	$1.5

The Company expects to contribute $15.2 million to its pension and other post-retirement benefit plans in 2021. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash. We have made no contribution to our U.S. qualified pension plan during the three months ended March 31, 2021.

NOTE 6. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2021 and 2020 are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2020	$(161.4)	$(3.8)	$(54.7)	$(219.9)
Other comprehensive income (loss) before reclassification	—	2.9	5.0	7.9
Amounts reclassified from accumulated other comprehensive income	1.7	0.3	(0.5)	1.5
Ending balance, March 31, 2021	$(159.7)	$(0.6)	$(50.2)	$(210.5)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2021 were $2.3 million of charges to pension expense, other than service cost, net of $0.6 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.4 million of interest expense, net of $0.1 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended March 31, 2021 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2020 were $2.0 million of charges to pension expense, other than service cost, net of $0.5 million benefit for income taxes. There were no reclassification adjustments for derivatives designated as hedges for the same period. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended March 31, 2020 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

NOTE 7. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The majority of the Company's contracts are completed within twelve months. For performance obligations that extend beyond one year, the Company estimated that $238.1 million in revenue is expected to be recognized in the future periods related to remaining performance obligations as of March 31, 2021. The Company expects to complete these obligations and recognize 49% of the remaining transaction price in 2021, 34% of the remaining transaction price in 2022 and the remainder in 2023. The Company has elected the following optional exemptions from the remaining performance obligation disclosures:

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

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$150.4	$41.5	$153.7	$45.7
Non-recurring (1)	161.4	64.5	156.0	102.3
Total	311.8	106.0	309.7	148.0

Geographical Region (2)
North America	169.1	90.0	154.1	130.4
Europe, Middle East and Africa	83.9	11.5	99.6	10.6
Asia Pacific	41.3	3.3	35.4	5.7
Latin America	17.5	1.2	20.6	1.3
Total	311.8	106.0	309.7	148.0

Timing of Recognition
Point in Time	147.1	43.5	148.4	77.1
Over Time	164.7	62.5	161.3	70.9
Total	311.8	106.0	309.7	148.0

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	March 31, 2021	December 31, 2020
Contract assets	$76.9	$68.3
Contract liabilities	132.9	123.8

	Balances as of
	March 31, 2020	December 31, 2019
Contract assets	80.6	74.4
Contract liabilities	90.0	92.5

The revenue recognized during the three months ended March 31, 2021 and 2020 that was included in contract liabilities at the beginning of the period amounted to $59.0 million and $50.0 million, respectively. The remainder of the change from December 31, 2020 and December 31, 2019 is driven by the timing of advance and milestone payments received from customers and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Basic earnings per share:
Income from continuing operations	$27.0	$29.0
Weighted average number of shares outstanding	32.0	31.9
Basic earnings per share from continuing operations	$0.84	$0.91
Diluted earnings per share:
Income from continuing operations	$27.0	$29.0
Weighted average number of shares outstanding	32.0	31.9
Effect of dilutive securities:
Restricted stock	0.1	0.2
Total shares and dilutive securities	32.1	32.1
Diluted earnings per share from continuing operations	$0.84	$0.90

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2021				As of December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.0	$13.0	$—	$—	$12.3	$12.3	$—	$—
Derivatives	12.7	—	12.7	—	10.0	—	10.0	—
Total assets	$25.7	$13.0	$12.7	$—	$22.3	$12.3	$10.0	$—
Liabilities:
Derivatives	$9.4	$—	$9.4	$—	$18.8	$—	$18.8	$—
Contingent consideration	19.3	—	—	19.3	19.1	—	—	19.1
Total liabilities	$28.7	$—	$9.4	$19.3	$37.9	$—	$18.8	$19.1

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet, and include an unrealized gain of $0.3 million as of March 31, 2021 and unrealized gain of $1.1 million as of December 31, 2020.

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

The purchase agreement for the Company's acquisition of Proseal, in the second quarter of 2019, included contingent consideration due to the sellers of Proseal upon achievement of certain earnings targets. The contingent consideration obligation was included in the Balance Sheet as other current liabilities as of March 31, 2021, and the accrued amount was subsequently paid prior to the date of this filing.

The following table provides a summary of changes in fair value of contingent consideration during the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31, 2021	March 31, 2020
Beginning balance	$19.1	$17.4
Measurement adjustments recorded to earnings	—	(0.3)
Foreign currency translation adjustment	0.2	(1.0)
Ending balance	$19.3	$16.1

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

Foreign Exchange: the Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at March 31, 2021 of $697.2 million, as hedges and therefore does not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of March 31, 2021		As of December 31, 2020
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$9.3	$8.6	$10.0	$12.7

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

As of March 31, 2021 and December 31, 2020, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2021
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$12.1	$—	$12.1	$(5.7)	$6.4

(In millions)	As of March 31, 2021
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.3	$—	$9.3	$(5.7)	$3.6

(In millions)	As of December 31, 2020
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10.0	$—	$10.0	$(8.6)	$1.4

(In millions)	As of December 31, 2020
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$16.6	$—	$16.6	$(8.6)	$8.0

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2021	2020
Foreign exchange contracts	Revenue	$(1.2)	$(4.6)
Foreign exchange contracts	Cost of sales	0.9	2.8
Foreign exchange contracts	Selling, general and administrative expense	—	0.4
Total		(0.3)	(1.4)
Remeasurement of assets and liabilities in foreign currencies		(0.3)	2.9
Net gain (loss) on foreign currency transactions		$(0.6)	$1.5

Interest Rates: The Company has entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. These interest rate swaps fix the interest rate applicable to certain of the Company's variable-rate debt. The agreements swap one-month LIBOR for fixed rates. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss).

At March 31, 2021, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other liabilities of $0.9 million and as accumulated other comprehensive income, net of tax, of $0.6 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the three months ended March 31, 2021 and 2020, gains recorded in interest expense, net under the cross currency swap agreement were approximately $0.7 million.
At March 31, 2021, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $3.4 million and as accumulated other comprehensive income, net of tax, of $2.5 million.

Refer to Note 9. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of March 31, 2021, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description Of Business And Basis Of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and Non-current receivables.

NOTE 11. LEASES

The following table provides the required information regarding operating leases for which the Company is lessor.

	Three Months Ended March 31,
(In millions)	2021	2020
Fixed payment revenue	$16.3	$16.3
Variable payment revenue	4.5	5.1
Total	$20.8	$21.4

Sales-type lease revenue was $1.2 million and $1.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $184.4 million at March 31,

2021, represent guarantees of future performance. The Company has also provided $7.6 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of March 31, 2021, the gross value of such arrangements was $1.4 million, of which its net exposure under such guarantees was $0.1 million.

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

	Three Months Ended March 31,
(In millions)	2021	2020
Balance at beginning of period	$11.5	$12.0
Expense for new warranties	3.7	3.0
Adjustments to existing accruals	(0.2)	0.2
Claims paid	(3.2)	(3.5)
Added through acquisition	—	0.1
Translation	(0.2)	(0.2)
Balance at end of period	$11.6	$11.6

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

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate expense, restructuring costs, pension expense, other than service cost, interest income and expense, and income taxes. See the table below for further details on corporate expense.

Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Revenue
JBT FoodTech	$311.8	$309.7
JBT AeroTech	106.0	148.0
Total revenue	417.8	457.7

Income before income taxes
Segment operating profit:
JBT FoodTech	41.5	40.7
JBT AeroTech	9.9	18.5
Total segment operating profit	51.4	59.2
Corporate items:
Corporate expense (1)	12.6	13.5
Restructuring expense (2)	1.0	2.0
Operating income	37.8	43.7

Pension expense, other than service cost	—	1.0
Interest expense, net	2.1	4.8
Income from continuing operations before income taxes	$35.7	$37.9

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

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes to flatten the organization, improve efficiency and better leverage general and administrative resources primarily within the JBT FoodTech segment. The Company recognized cumulative restructuring charges of $62.2 million, net of cumulative releases of the related liability of $11.9 million. The Company completed this plan in the third quarter of 2020 and transferred the remaining liability into the 2020 restructuring plan in the fourth quarter of 2020.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan primarily within the JBT AeroTech segment. We recognized cumulative restructuring charges of $2.4 million related to severance, net of a cumulative release of related liability of $0.2 million. We completed this plan in the third quarter of 2020 and transferred the remaining liability into the 2020 restructuring plan in the fourth quarter of 2020.

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The total estimated cost in connection with this plan is in the range of $8.0 million to $10.0 million for FoodTech and approximately $6.0 million for AeroTech. We recognized restructuring charges of $11.4 million, net of a cumulative release of the related liability of $0.5 million, through March 31, 2021, and expect to recognize the remaining costs by end of the year 2021.

The following table details the cumulative restructuring charges reported in operating income for the 2020 restructuring plan since the implementation of this plan:

	Cumulative Amount	Three Months Ended	Cumulative Amount
(In millions)	Balance as of December 31, 2020	March 31, 2021	Balance as of March 31, 2021
2020 restructuring plan
Severance and related expense	7.0	0.2	7.2
Inventory write-off	1.9	—	1.9
Employee overlap costs	0.3	0.4	0.7
Retention bonus	0.3	0.4	0.7
Other	0.7	0.2	0.9
Total Restructuring charges	$10.2	$1.2	$11.4

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2021:

		Impact to Earnings
(In millions)	Balance as of December 31, 2020	Charged to Earnings	Releases	Cash Payments	Balance as of March 31, 2021
2020 restructuring plan
Severance and related expense	$3.7	$0.2	$(0.2)	$(0.7)	$3.0
Employee overlap costs	—	0.4	—	(0.4)	—
Retention bonus	0.1	0.4		(0.1)	0.4
Other	0.2	0.2	—	(0.2)	0.2
Total	$4.0	$1.2	$(0.2)	$(1.4)	$3.6

The Company released $0.2 million of liability during the three months ended March 31, 2021 which it no longer expects to pay in connection with the 2020 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company is a party to an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of an acquired business. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.5 million and $3.7 million, respectively.

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
•increases in energy or raw material prices, freight costs, and lack of availability of raw materials driven by supply chain delays and inflationary pressures;
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

In addition, many of our Risk Factors and uncertainties are currently amplified by and will continue to be amplified by the COVID-19 pandemic. Given the highly fluid nature of the COVID-19 pandemic, it is not possible to predict all such risks and uncertainties. Refer to the section below titled “Impact of COVID-19 on our Business” in this Form 10-Q for additional information. If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.
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

Our strategic plan, Elevate, was designed to capitalize on the leadership position of our businesses and favorable macroeconomic trends. The Elevate plan is based on a four-pronged approach to deliver continued growth and margin expansion.

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

We operate under the JBT Operating System which provides a level of process rigor across the company, and is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

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

As a result of the global COVID-19 restrictions and social distancing requirements that have continued from the prior year, the food industry has experienced a notable rise in retail demand. This increase in demand is offset by a decline in demand for food service due to the reduced restaurant, travel and school activity. While our FoodTech customers are present in both the retail and food services channels, this shift in demand continues to create volatility and uncertainty in our customer's purchasing patterns. In the first quarter of 2021, our inbound FoodTech orders increased by 22% compared to same period in 2020 as we continued to see positive recovery for food processors, specifically for those in the quick service restaurant drive through businesses and those servicing the sustained "eat-at-home" trend. Our customers appear to be investing more to support these trends, addressing immediate capacity needs and creating strong interest in FoodTech's broad product offerings. Expected to offset some of these improvements in orders are continued supply chain challenges that we see across many of our markets. Although the pandemic continues to negatively impact our revenue numbers and results of operations in FoodTech, we believe it may present an opportunity to accelerate initiatives that were previously underway to bring automation solutions as well as satisfying food safety and hygiene requirements and responding to changes in consumer preferences. In addition, end products such as juice, canned foods and ready meals remain in high retail demand during the pandemic.

For AeroTech, a large portion of the business depends on the passenger airline industry. Passenger air travel that had virtually halted world-wide in early 2020, is improving since the fourth quarter of 2020 as vaccines are rolled out globally and areas are re-opened. However global passenger traffic continues to be well below pre-pandemic levels, which continues to directly impact our mobile equipment and airport services business. We expect this impact of the pandemic to continue at least into 2022. Airport infrastructure spending, which is subject to long lead time contracts, remained relatively stable in the first quarter, and, although our projections have more uncertainty than in pre-pandemic periods, we expect demand and inbound orders for these products to continue throughout 2021. In addition, the ongoing benefits of cost controls including restructuring, as well as the diversity of revenue streams within the business, have allowed for AeroTech to remain solidly profitable despite these impacts and uncertainties.

Specifically for aftermarket revenue streams, within the AeroTech segment we are also experiencing reduced aftermarket demand due to lower equipment utilization by customers. We have begun to see improvement in certain areas of the world as countries and regions reopen, but these improvements may not continue if a broader resurgence in COVID-19 cases causes restrictions to be reinstated. Recurring revenue for the FoodTech segment for the quarter is comparable to the same period last year as most food processing companies sustained critical operations, despite the disruption of the pandemic, requiring maintenance and parts. However, across both segments we are experiencing supply chain disruptions that we expect may continue to challenge margins throughout 2021.

Furthermore, an outbreak of COVID-19 in one of our production facilities may lead to a temporary shut-down, which would negatively impact our results. However, there is no significant concentration of our operations across our manufacturing facilities such that a short-term single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration and severity of these COVID-19 related events or the impact this will have on the global economy or our business, we believe that our positive order trends and strong balance sheet and cash flows will allow us to emerge from these events well-positioned for long-term growth. For a discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position” in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K.

Our Strategy to Mitigate Impacts of COVID-19

In light of these uncertainties, our focus is to preserve liquidity while maintaining our ability to execute as a critical supplier to the essential food and air transportation industries, and invest in the key growth strategies evident for a recovery from this pandemic. We have implemented incremental controls to further support our disciplined approach to working capital management. We are also availing ourselves of tax benefits available under the CARES Act. We continue to reduce spending more broadly across the company, with efforts in the first quarter of 2021 including reduced discretionary spending and travel, and limiting capital spending to critical needs. We have developed contingency plans to further reduce costs and use of capital if the situation deteriorates. In addition, we are selectively resuming investments to ensure continued investment in product development, human capital, and customer support where market conditions are more favorable.

As of the date of this filing, all of our factories and warehouses remain operational. We continue to maintain protocols under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities, including daily symptoms screening for clearance to work, social distancing requirements in our workplaces, face covering requirements where social distancing is not possible, facilitation of work from home arrangements for our employees who can perform work functions remotely, and global travel restrictions consistent with CDC and local government guidelines. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce these protocols and policies designed to keep our employees safe, and maintain our business operations. Furthermore, we have largely maintained our supply chain to date through our geographically diversified supplier base, and are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic. Despite reduced capital expenditures and cost cutting measures, we have protected our investment in product development including in new technology driven by customer demand. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our other stakeholders.
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

•Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring and M&A related costs, which include integration costs and the amortization of inventory step-up from business combinations, advisory and transaction costs for both potential and completed M&A transactions and strategy (“M&A related costs”).

•EBITDA and Adjusted EBITDA: We define EBITDA as earnings before income taxes, interest expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA before restructuring, pension expense other than service cost, and M&A related costs.

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

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.
The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Three Months Ended March 31,
(In millions)	2021	2020
Cash provided by continuing operating activities	$85.7	$13.8
Less: capital expenditures	8.9	9.2
Plus: proceeds from sale of fixed assets	0.6	0.8
Plus: pension contributions	0.2	0.2
Free cash flow (FCF)	$77.6	$5.6

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended March 31,
(In millions, except per share data)	2021	2020
Income from continuing operations as reported	$27.0	$29.0

Non-GAAP adjustments
Restructuring expense	1.0	2.0
M&A related cost	1.4	2.5
Impact on tax provision from Non-GAAP adjustments(1)	(0.6)	(1.1)
Adjusted income from continuing operations	$28.8	32.4

Income from continuing operations as reported	27.0	29.0
Total shares and dilutive securities	32.1	32.1
Diluted earnings per share from continuing operations	0.84	0.90

Adjusted income from continuing operations	28.8	32.4
Total shares and dilutive securities	32.1	32.1
Adjusted diluted earnings per share from continuing operations	0.90	1.01

(1)     Impact on income tax provision was calculated using our annual effective tax rate of 24.4% and 24.0% for the quarters ended March 31, 2021 and 2020, respectively.

The tables below provide a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2021	2020
Net income	$27.0	$29.0

Income from continuing operations as reported	27.0	29.0
Income tax provision	8.7	8.9
Interest expense, net	2.1	4.8
Depreciation and amortization	18.3	17.5
EBITDA	56.1	60.2

Restructuring expense	1.0	2.0
Pension expense, other than service cost	—	1.0
M&A related cost	1.4	2.5
Adjusted EBITDA	$58.5	$65.7

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Three Months Ended March 31, 2021
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$41.5	$9.9	$(13.6)	$37.8
Restructuring expense	—	—	1.0	1.0
M&A related cost	0.5	—	0.9	1.4
Adjusted operating profit	42.0	9.9	(11.7)	40.2
Depreciation and amortization	16.3	1.4	0.6	18.3
Adjusted EBITDA	$58.3	$11.3	$(11.1)	$58.5

Revenue	$311.8	$106.0	$—	$417.8
Operating profit %	13.3%	9.3%		9.0%
Adjusted operating profit %	13.5%	9.3%		9.6%
Adjusted EBITDA %	18.7%	10.7%		14.0%

	Three Months Ended March 31, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$40.7	$18.5	$(15.5)	$43.7
Restructuring expense	—	—	2.0	2.0
M&A related cost	—	—	2.5	2.5
Adjusted operating profit	40.7	18.5	(11.0)	48.2
Depreciation and amortization	15.6	1.2	0.7	17.5
Adjusted EBITDA	$56.3	$19.7	$(10.3)	$65.7

Revenue	$309.7	$148.0	$—	$457.7
Operating profit %	13.1%	12.5%		9.5%
Adjusted operating profit %	13.1%	12.5%		10.5%
Adjusted EBITDA %	18.2%	13.3%		14.4%

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Total revenue	$417.8	$457.7	$(39.9)	(8.7)%
Cost of sales	284.6	314.7	30.1	9.6%
Gross profit	133.2	143.0	(9.8)	(6.9)%
Gross profit %	31.9%	31.2%	70 bps
Selling, general and administrative expense	94.4	97.3	2.9	3.0%
Restructuring expense	1.0	2.0	1.0	50.0%
Operating income	37.8	43.7	(5.9)	(13.5)%
Operating income %	9.0%	9.5%	-50 bps
Pension expense, other than service cost	—	1.0	1.0	100.0%
Interest expense, net	2.1	4.8	2.7	56.3%
Income from continuing operations before income taxes	35.7	37.9	(2.2)	(5.8)%
Income tax provision	8.7	8.9	0.2	2.2%
Income from continuing operations	27.0	29.0	(2.0)	(6.9)%
Net income	$27.0	$29.0	$(2.0)	(6.9)%

Total revenue for the three months ended March 31, 2021 decreased $39.9 million compared to the same period in 2020. This is a 9% decrease, with a 11% decline in organic revenue partially offset by a 2% favorable foreign currency translation. The decline in organic revenue was caused by significantly lower customer demand for AeroTech equipment in 2021 as global passenger air traffic continues to be below pre-pandemic levels.

Operating income margin was 9.0% for the three months ended March 31, 2021 compared to 9.5% in the same period in 2020, a decrease of 50 bps, as a result of the following items:

•Gross profit margin increased 70 bps to 31.9% compared to 31.2% in the same period last year. This increase was as a result of a favorable mix of FoodTech revenue which generally result in higher profits, and productivity improvements for both FoodTech and AeroTech.
•Selling, general and administrative expense decreased in dollars due to decrease in M&A related costs and incentive compensation expense and cost reduction actions taken in reaction to the pandemic. As a percentage of revenue, these expenses have increased 130 bps to 22.6% compared to 21.3% in the same period last year.
•Restructuring expense decreased $1.0 million. As a percent of revenue, these expenses have decreased 20 bps to 0.2% compared to 0.4% in the same period last year.
•Currency translation increased operating income by $0.4 million.

Pension expense, other than service cost, decreased from $1.0 million in 2020 to $0.0 million for the three months ended March 31, 2021, resulting primarily from the decrease in interest cost on pension obligation.

Interest expense, net decreased $2.7 million resulting from lower average debt levels and lower interest rates.

Income tax expense for the three months ended March 31, 2021 reflected an effective income tax rate of 24.4% that was comparable to the same period in 2020.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Revenue
JBT FoodTech	$311.8	$309.7	$2.1	0.7%
JBT AeroTech	106.0	148.0	(42.0)	(28.4)%
Total revenue	$417.8	$457.7	$(39.9)	(8.7)%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$41.5	$40.7	$0.8	2.0%
JBT FoodTech segment operating profit %	13.3%	13.1%	20 bps
JBT AeroTech	9.9	18.5	(8.6)	(46.5)%
JBT AeroTech segment operating profit %	9.3%	12.5%	-320 bps
Total segment operating profit	51.4	59.2	(7.8)	(13.2)%
Total segment operating profit %	12.3%	12.9%	-60 bps
Corporate items:
Corporate expense	12.6	13.5	0.9	6.7%
Restructuring expense	1.0	2.0	1.0	50.0%
Operating income	$37.8	$43.7	$(5.9)	(13.5)%
Operating income %	9.0%	9.5%	-50 bps

Inbound orders:
JBT FoodTech	$385.7	$315.5
JBT AeroTech	100.4	154.6
Total inbound orders	$486.1	$470.1

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

JBT FoodTech

FoodTech revenue increased by $2.1 million for the first quarter ended March 31, 2021 compared to the same period in 2020. Favorable foreign currency translation represented a $10.2 million increase in revenue which was largely offset by declines in organic revenues. Revenue from a business acquired in March 2021 was not materially significant. Equipment revenue reflected $1.5 million of the decline in organic revenue while lower recurring revenue streams drove the remaining $6.7 million decline in organic revenue.

FoodTech operating profit increased $0.8 million, or 2%, for the quarter ended March 31, 2021 compared to same period in 2020. Operating profit margin was 13.3% in 2021 compared to 13.1% in the prior year. Reduced selling, general and administrative expenses from cost reduction actions implemented during the pandemic drove the favorable margins. Gross profit margins declined 40 bps in the first quarter of 2021 compared to the same period in 2020. These gross margins reflect a higher mix of revenue from equipment as compared to recurring revenue streams. Recurring revenue streams dropped from 50% of total revenue to 49% of total revenue.

JBT AeroTech

JBT AeroTech's revenue declined $42.0 million in the first quarter of 2021 compared to 2020. This is a 28% decrease with a 14% decline contributed by our fixed equipment business, a 13% decline contributed by our mobile equipment business and a 1% decline contributed by our service business. The decline in our fixed equipment business was driven by lower passenger boarding bridge revenue and related products and services primarily to domestic airports partly offset by a slight increase in aftermarket sales. The mobile equipment decline was due to lower equipment and aftermarket sales driven by significantly lower customer demand as a result of COVID-19. The decline in service revenues was a result of lower revenues from maintenance contracts mostly as a result of customer requested reduction in service hours due to COVID-19. Currency translation had an immaterial impact.

AeroTech operating profit declined $8.6 million in the first quarter of 2021 compared to 2020. JBT AeroTech's operating profit margin was 9.3% compared to 12.5% in the prior year, reflecting a decline of 320 bps. Gross profit margins decreased 70 bps due to lost leverage of fixed manufacturing costs as a result of lower revenues which was partly offset by a favorable mix of aftermarket revenues and productivity and material cost improvements. Selling, general and administrative expenses in 2021 were $1.1 million below 2020 mostly due to cost reduction actions but increased 250 bps as a result of the lower revenues. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense decreased $0.9 million during the three months ended March 31, 2021, compared to the same period in 2020 primarily due to a decrease in M&A related costs. Corporate expense increased as a percentage of sales from 2.9% in the prior year compared to 3.0% in 2021.

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The total estimated cost in connection with this plan is in the range of $8.0 million to $10.0 million for FoodTech and approximately $6 million for AeroTech. We recognized restructuring charges of $11.4 million, net of a cumulative release of the related liability of $0.5 million, through March 31, 2021. We expect to recognize the remaining costs by end of the year 2021.

The following table details the cumulative amount of annualized savings and incremental savings for the 2020 restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2020	During the quarter ended March 31, 2021	As of March 31, 2021
Cost of sales	$0.5	$0.8	$1.3
Selling, general and administrative	0.2	0.2	0.4
Total restructuring savings	$0.7	$1.0	$1.7

For the 2020 restructuring plan, incremental cost savings we expect to realize during the remaining nine months in 2021 and in the year 2022 are as follows:

(In millions)	Remainder of 2021 (est.)	2022 (est.)
Cost of sales	$4.1	$1.4
Selling, general and administrative	0.9	1.1
Total expected incremental cost savings	$5.0	$2.5

For additional financial information about restructuring, refer to Note 14. Restructuring of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations and borrowings from our revolving credit facility. Our liquidity as of March 31, 2021, or cash plus borrowing capacity under our revolving credit facilities was $495.6 million. The cash flows generated by our operations and the revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, dividend payments, pension contributions and other financing requirements. In light of the COVID-19 pandemic and actions taken in response to the pandemic as described above under "Impact of COVID-19 on our Business", we have taken near-term actions to maintain our liquidity and reduce debt by reducing operating expenses and managing inventory and trade receivables. Additionally, we are pursuing opportunities to increase liquidity by availing ourselves of tax benefits available under the CARES Act.

For the three months ended March 31, 2021, we had total operating cash flow of $85.7 million and $77.6 million in free cash flow. For full year 2021, we expect to generate positive cash flows. In addition, we anticipate capital expenditures of $40 - 45 million for 2021 compared to $34.3 million in the prior year. We believe JBT's strong balance sheet, operating cash flows, and access to capital at March 31, 2021 positions us to navigate through the challenging economic conditions associated with the COVID-19 pandemic.

As of March 31, 2021, we had $57.5 million of cash and cash equivalents, $44.2 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. At this time it is not practicable to determine the unrecognized deferred tax liability related to foreign cash permanently reinvested in foreign subsidiaries.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During the three months ended March 31, 2021, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We use the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. The amount outstanding subject to this IRS guidance at March 31, 2021 was approximately $41.5 million.

Cash Flows

Cash flows for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Cash provided by continuing operating activities	$85.7	$13.8
Cash required by investing activities	(24.2)	(8.4)
Cash (required) provided by financing activities	(50.0)	34.3
Effect of foreign exchange rate changes on cash and cash equivalents	(1.5)	(3.8)
Increase in cash and cash equivalents	$10.0	$35.9

Cash provided by continuing operating activities during the three months ended March 31, 2021 was $85.7 million, representing a $71.9 million increase compared to the same period in 2020. This increase was driven primarily by higher customer collections of outstanding trade receivables and advance payments, and lower payments for accounts payable.

Cash required by investing activities during the three months ended March 31, 2021 was $24.2 million, an increase of $15.8 million compared to the same period in 2020, primarily due to an increase in acquisition spending year over year.

Cash required by financing activities of $50.0 million during the three months ended March 31, 2021 was primarily due to paying down our borrowings under our revolving credit facility. Cash provided by financing activities of $34.3 million during the three months ended March 31, 2020 was primarily due to borrowings to maintain a higher cash balance in 2020.

Financing Arrangements

As of March 31, 2021 we had $470.4 million drawn on and $521.7 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of March 31, 2021, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

As of March 31, 2021, we have entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of March 31, 2021 a portion of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.81%, while approximately $220.4 million, or 47%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2021. We have concluded that, as of March 31, 2021, our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended March 31, 2021.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in JBT's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2021:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1, 2021 through January 31, 2021	—	$—	—	$30.0
February 1, 2021 through February 28, 2021	—	—	—	30.0
March 1, 2021 through March 31, 2021	—	—	—	30.0
	—	$—	—	$30.0

(1)Shares repurchased under a share repurchase program for up to $30 million of common stock that was authorized by the Board of Directors in 2018 and is set to expire on December 31, 2021. Refer to the Annual Report on Form 10-K for the year ended December 31, 2020, Note 11. Stockholders' Equity for share repurchase program details.

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
Date: April 30, 2021