Form 10-Q
period 2021-06-30
John Bean Technologies CORP
filed 2021-07-30
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2021
Common Stock, par value $0.01 per share	31,767,154

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue:
Product revenue	$412.1	$362.2	$772.8	$762.3
Service revenue	63.4	49.3	120.5	106.9
Total revenue	475.5	411.5	893.3	869.2
Operating expenses:
Cost of products	281.6	245.2	526.7	518.4
Cost of services	44.0	36.1	83.5	77.6
Selling, general and administrative expense	101.6	80.5	196.0	177.8
Restructuring expense	1.0	2.1	2.0	4.1
Operating income	47.3	47.6	85.1	91.3
Pension expense, other than service cost	—	1.0	—	2.0
Interest expense, net	2.1	3.5	4.2	8.3
Income from continuing operations before income taxes	45.2	43.1	80.9	81.0
Income tax provision	14.7	10.6	23.4	19.5
Income from continuing operations	30.5	32.5	57.5	61.5
Net income	$30.5	$32.5	$57.5	$61.5

Basic earnings per share:
Income from continuing operations	$0.95	$1.02	$1.80	$1.92
Net income	$0.95	$1.02	$1.80	$1.92
Diluted earnings per share:
Income from continuing operations	$0.95	$1.01	$1.79	$1.92
Net income	$0.95	$1.01	$1.79	$1.92

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income	$30.5	$32.5	$57.5	$61.5
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	3.6	(0.1)	8.1	(25.3)
Pension and other postretirement benefits adjustments	1.7	1.3	3.4	2.8
Derivatives designated as hedges	(0.3)	(2.0)	2.9	(4.4)
Other comprehensive income (loss)	5.0	(0.8)	14.4	(26.9)
Comprehensive income	$35.5	$31.7	$71.9	$34.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	June 30, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$202.3	$47.5
Trade receivables, net of allowances	218.0	236.1
Contract assets	89.1	68.3
Inventories	204.1	197.3
Other current assets	64.6	66.9
Total current assets	778.1	616.1
Property, plant and equipment, net of accumulated depreciation of $344.6 and $334.8 respectively	267.8	268.0
Goodwill	552.1	543.9
Intangible assets, net	289.2	299.1
Other assets	89.1	78.8
Total Assets	$1,976.3	$1,805.9

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$0.6	$2.4
Accounts payable, trade and other	177.9	140.7
Advance and progress payments	144.9	137.5
Other current liabilities	155.5	176.9
Total current liabilities	478.9	457.5
Long-term debt	641.1	522.5
Accrued pension and other postretirement benefits, less current portion	88.8	94.1
Other liabilities	81.8	94.7
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2021 or 2020	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2021:31,766,654 issued and 31,766,654 outstanding; December 31, 2020: 31,741,607 issued and 31,729,736 outstanding	0.3	0.3
Common stock held in treasury, at cost June 30, 2021: 0 shares and December 31, 2020: 11,871 shares	—	(1.0)
Additional paid-in capital	212.0	229.9
Retained earnings	678.9	627.8
Accumulated other comprehensive loss	(205.5)	(219.9)
Total stockholders' equity	685.7	637.1
Total Liabilities and Stockholders' Equity	$1,976.3	$1,805.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$57.5	$61.5
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	36.6	35.2
Stock-based compensation	4.1	2.1
Other	2.4	4.1
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(2.8)	53.5
Inventories	(11.0)	2.6
Accounts payable, trade and other	37.6	(46.2)
Advance and progress payments	8.4	(3.5)
Accrued pension and other postretirement benefits, net	(0.5)	(0.4)
Other assets and liabilities, net	(2.0)	(7.9)
Cash provided by continuing operating activities	130.3	101.0
Cash provided by operating activities	130.3	101.0

Cash flows from investing activities:
Acquisitions, net of cash acquired	(15.9)	(4.5)
Capital expenditures	(20.3)	(16.2)
Proceeds from disposal of assets	1.7	1.7
Cash required by investing activities	(34.5)	(19.0)

Cash flows from financing activities:
Net payments on short-term debt	(1.8)	(0.8)
Net payments from domestic credit facilities	(270.1)	(50.9)
Proceeds from issuance of 2026 convertible senior notes, net of issuance costs	392.2	—
Purchase of convertible bond hedge	(65.6)	—
Proceeds from sale of warrants	29.5	—
Settlement of taxes withheld on stock-based compensation awards	(2.0)	(2.2)
Payment of acquisition date earnout liability	(16.1)	—
Dividends	(6.3)	(6.3)
Cash provided (required) by financing activities	59.8	(60.2)

Effect of foreign exchange rate changes on cash and cash equivalents	(0.8)	(3.3)

Increase in cash and cash equivalents	154.8	18.5
Cash and cash equivalents, beginning of period	47.5	39.5
Cash and cash equivalents, end of period	$202.3	$58.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2021	$0.3	$(0.9)	$231.6	$651.6	$(210.5)	$672.1
Net income	—	—	—	30.5	—	30.5
Issuance of treasury stock	—	0.9	(0.9)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $(0.4)	—	—	—	—	3.6	3.6
Derivatives designated as hedges, net of income taxes of $(0.1)	—	—	—	—	(0.3)	(0.3)
Proceeds from sale of warrants	—	—	29.5	—	—	29.5
Purchase of convertible bond hedge, net of income tax of $(17.1)	—	—	(48.5)	—	—	(48.5)
Pension and other postretirement liability adjustments, net of income taxes of $0.6	—	—	—	—	1.7	1.7
Stock-based compensation expense	—	—	2.3	—	—	2.3
Taxes withheld on issuance of stock-based awards	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2021	$0.3	$—	$212.0	$678.9	$(205.5)	$685.7

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2020	$0.3	$(1.0)	$229.9	$627.8	$(219.9)	$637.1
Net income	—	—	—	57.5	—	57.5
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.4)	—	(6.4)
Foreign currency translation adjustments, net of income taxes of $0.7	—	—	—	—	8.1	8.1
Derivatives designated as hedges, net of income taxes of $1.0	—	—	—	—	2.9	2.9
Proceeds from sale of warrants	—	—	29.5	—	—	29.5
Purchase of convertible bond hedge, net of income tax of $(17.1)	—	—	(48.5)	—	—	(48.5)
Pension and other postretirement liability adjustments, net of income taxes of $1.2	—	—	—	—	3.4	3.4
Stock-based compensation expense	—	—	4.1	—	—	4.1
Taxes withheld on issuance of stock-based awards	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2021	$0.3	$—	$212.0	$678.9	$(205.5)	$685.7

	Three Months Ended June 30, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2020	$0.3	$(12.6)	$244.3	$557.6	$(218.9)	$570.7
Net income	—	—	—	32.5	—	32.5
Issuance of treasury stock	—	5.6	(5.6)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.6	—	—	—	—	(0.1)	(0.1)
Derivatives designated as hedges, net of income taxes of $(0.5)	—	—	—	—	(2.0)	(2.0)
Pension and other postretirement liability adjustments, net of income taxes of $0.4	—	—	—	—	1.3	1.3
Stock-based compensation expense	—	—	(0.4)	—	—	(0.4)
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Balance at June 30, 2020	$0.3	$(7.0)	$236.1	$586.9	$(219.7)	$596.6

	Six Months Ended June 30, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	$0.3	$(12.6)	$241.8	$532.8	$(192.8)	$569.5
Net income	—	—	—	61.5	—	61.5
Issuance of treasury stock	—	5.6	(5.6)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.4)	—	(6.4)
Foreign currency translation adjustments, net of income taxes of $(1.0)	—	—	—	—	(25.3)	(25.3)
Derivatives designated as hedges, net of income taxes of $(1.1)	—	—	—	—	(4.4)	(4.4)
Pension and other postretirement liability adjustments, net of income taxes of $0.9	—	—	—	—	2.8	2.8
Stock-based compensation expense	—	—	2.1	—	—	2.1
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
Balance at June 30, 2020	$0.3	$(7.0)	$236.1	$586.9	$(219.7)	$596.6

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

Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this update simplifies accounting for certain convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. As a result, convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. Additionally, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer be available for convertible debt instruments. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted the new standard effective January 1, 2021 using the modified retrospective method. There was no impact on the Company's financial statements as of the adoption date. As further discussed in Note 6, "Debt," the Company issued $402.5 million principal amount of convertible senior notes on May 28, 2021, which have been accounted for in accordance with the provisions of ASU 2020-06.

Recently issued accounting standards not yet adopted

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU 2019-12 requires accounting of lessor leases with variable lease payments that do not depend on a reference index or a rate as operating leases if any other lease classification would require lessor to recognize a day-one loss. The new standard will be effective for the Company as of January 1, 2022 with early adoption permitted and allows for both prospective and retrospective methods of adoption. The Company is currently evaluating the potential impact ASU 2021-05 may have on its financial position and results of operations upon adoption.

NOTE 2. ACQUISITIONS

During the six months ended June 30, 2021 and fiscal year 2020 the Company acquired 100% of voting equity of one business, and the assets and liabilities of another business. A summary of the acquisitions made during the periods is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

February 28, 2021	Stock	AutoCoding Systems Ltd. ("ACS")	Cheshire, U.K.	JBT FoodTech

A provider of a central command solution for the integration of packaging process devices. The ACS acquisition extends the Company's capabilities in packaging line equipment and associated devices, including coding and label inspection and verification.

May 29, 2020	Asset	MARS Food Processing Solutions, LLC ("MARS")	Denver, North Carolina	JBT FoodTech

A provider of solutions for monitoring and managing the efficiency of poultry processing plants. The MARS acquisition allows the Company to offer its Protein customers proprietary solutions for monitoring and managing the efficiency of poultry processing plants.
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

ACS(1)
(In millions)
Financial assets	$2.9
Inventories	0.7
Other intangible assets (2)	7.9
Deferred taxes	(1.4)
Financial liabilities	(2.9)
Total identifiable net assets	$7.2

Cash consideration paid	$17.0
Cash acquired	1.1
Net consideration	$15.9

Goodwill (3)	$9.8

(1)The purchase accounting for ACS is provisional. The valuation of certain working capital balances, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended June 30, 2021, the Company refined its estimates for other intangibles by ($2.0) million, deferred taxes by $0.5 million, and other working capital balances by immaterial amounts. The impact of these adjustments was reflected as a net increase in goodwill of $2.0 million. These adjustments resulted in an immaterial impact to the consolidated statement of income.

(2)The intangible assets acquired include customer relationships of $3.7 million with 14 years of useful life, technology of $3.4 million with 4 years of useful life, and trade names of $0.8 million with 19 years of useful life.
(3)The Company expects goodwill of $0.7 million from this acquisition to be deductible for income tax purposes.
During the second quarter of 2020, the Company acquired certain assets and liabilities of MARS Food Processing Solutions, LLC ("MARS") for a purchase price of $5 million. The Company expects goodwill of $3.1 million from this acquisition to be deductible for income tax purposes.
NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2020	$505.7	$38.2	$543.9
Acquisitions	9.8	—	9.8
Currency translation	(1.6)	—	(1.6)
Balance as of June 30, 2021	$513.9	$38.2	$552.1

Intangible assets consisted of the following:

	June 30, 2021		December 31, 2020
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$259.9	$92.0	$256.9	$82.8
Patents and acquired technology	154.7	75.4	151.3	65.2
Trademarks	45.5	14.3	44.8	16.8
Non-amortizing intangible assets	10.7	—	10.8	—
Other	8.8	8.7	9.4	9.3
Total intangible assets	$479.6	$190.4	$473.2	$174.1

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2021	December 31, 2020
Raw materials	$92.1	$87.3
Work in process	55.8	51.4
Finished goods	137.1	136.4
Gross inventories before LIFO reserves and valuation adjustments	285.0	275.1
LIFO reserves	(50.8)	(49.2)
Valuation adjustments	(30.1)	(28.6)
Net inventories	$204.1	$197.3

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Service cost	$0.6	$0.6	$1.2	$1.1
Interest cost	1.7	2.3	3.3	4.6
Expected return on plan assets	(3.9)	(3.3)	(7.8)	(6.6)
Amortization of net actuarial losses	2.3	2.0	4.6	4.0
Net periodic cost	$0.7	$1.6	$1.3	$3.1

The Company expects to contribute $15.2 million to its pension and other post-retirement benefit plans in 2021. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash. The Company has made no contribution to its U.S. qualified pension plan during the six months ended June 30, 2021.

NOTE 6. DEBT

Five-year Revolving Credit Facility

On June 19, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion revolving credit facility that matures in June 2023. On May 25, 2021, the Company entered into the first amendment to the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (the “Credit Agreement Amendment”). The purpose of the Credit Agreement Amendment was to permit the issuance of the Convertible Senior Notes.

Convertible Senior Notes

On May 28, 2021, the Company closed a private offering of $402.5 million aggregate principal amount of the Company's 0.25% Convertible Senior Notes due 2026 (the "Notes") to qualified institutional buyers, resulting in net proceeds of approximately $392.2 million after deducting initial purchasers’ discounts of the Notes. Interest on the Notes will accrue from May 28, 2021 and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021, at a rate of 0.25% per year. The Notes will mature on May 15, 2026 unless earlier converted, redeemed or repurchased. No sinking fund is provided for the Notes.

The initial conversion rate of the Notes is 5.8958 shares of the Company's common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $169.61 per share. The conversion rate of the Notes is subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the Notes (the "Indenture")) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

On or after March 20, 2024, the Company has the option to redeem for cash all or part of the Notes, if the last reported sales price of the Company's common stock (the "common stock") has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides redemption notice, during any 30 consecutive trading days ending on, and including, the last trading day immediately before the date the Company sends the related redemption notice. The redemption price of each Note to be redeemed will be the principal amount of such note, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding Notes, at least $100 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

Prior to the close of business on the business day immediately preceding February 15, 2026, the Notes are convertible at the option of the holders only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on September 30, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;
•if the Company calls such Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Notes called (or deemed called) for redemption; or
•upon the occurrence of certain corporate events, as specified in the Indenture governing the Notes.

At any time on or after February 15, 2026, holders may convert their Notes at their option, and in multiples of $1,000 principle amount, without regard to the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes and for the remainder of our conversion obligation in excess of the aggregate principal amount will pay or deliver cash, shares of common stock, or a combination of cash and shares of common stock at the Company’s election.

The Notes were not convertible during the quarter ended June 30, 2021 and none have been converted to date. Also given the average market price of the common stock has not exceeded the exercise price since inception, there is no impact to the diluted earnings per share.

Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Notes in multiples of $1,000 principal amounts, at its repurchase price, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Notes are senior unsecured obligations and rank equally in right of payment with all of the Company's existing and unsubordinated debt and senior in right of payment to any future debt that is expressly subordinated in right of payment to the Notes. The Notes will be effectively subordinated to any of the Company's existing and future secured debt to the extent of the assets securing such indebtedness.

The Indenture includes customary terms and covenants, including certain events of default after which the Notes may become due and payable immediately.

Convertible Note Hedge Transactions

The Company paid an aggregate amount of $65.6 million for the Convertible Note Hedge Transactions (the "Hedge Transactions"). The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Notes, approximately 2.4 million shares of the Company's common stock. These are the same number of shares initially underlying the Notes, at a strike price of $169.61, subject to customary adjustments. The Hedge Transactions will expire upon the maturity of the Notes, subject to earlier exercise or termination.

The Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, in the event that the market price per share of the Company's common stock, as measured under the terms of the Hedge Transactions, is greater than the Hedge Transactions strike price of $169.61. The Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore these transactions are not revalued after their issuance.

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of June 30, 2021.

Warrant Transactions

In addition, concurrently with entering into the Hedge Transactions, the Company separately entered into privately-negotiated Warrant Transactions (the "Warrant Transactions"), whereby the Company sold to the counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 2.4 million shares of its common stock at an initial strike price of $240.02 per share. The Company received aggregate proceeds of $29.5 million from the Warrant Transactions with the counterparties, with such proceeds partially offsetting the costs of entering into the Hedge Transactions. The warrants expire in August 2026. If the market value per share of the common stock, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless the Company elects, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the warrants are not revalued after issuance.

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	June 30, 2021	December 31, 2020
Revolving credit facility (1)	June 19, 2023	$250.0	$523.9
Less: unamortized debt issuance costs		$(0.5)	$(1.4)
Revolving credit facility, net		$249.5	$522.5

Convertible senior notes (2)	May 15, 2026	$402.5	$—
Less: unamortized debt issuance costs		$(10.9)	$—
Convertible senior notes, net		$391.6	$—

Long-term debt, net		$641.1	$522.5
(1) Weighted-average interest rate at June 30, 2021 was 1.32%
(2) Effective interest rate for the Notes for the quarter ended June 30, 2021 was 0.82%

Interest expense of $0.3 million recognized for the Notes included contractual interest expense of $0.1 million and the amortization of debt issuance cost of $0.2 million for the three and six month ended June 30, 2021.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2021 and 2020 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, March 31, 2021	$(159.7)	$(0.6)	$(50.2)	$(210.5)
Other comprehensive income (loss) before reclassification	—	(0.7)	4.1	3.4
Amounts reclassified from accumulated other comprehensive income	1.7	0.4	(0.5)	1.6
Ending balance, June 30, 2021	$(158.0)	$(0.9)	$(46.6)	$(205.5)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2021 were $2.3 million of charges to pension expense, other than service cost, net of $0.6 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.5 million of interest expense, net of $0.1 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2021 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
(In millions)
Beginning balance, March 31, 2020	$(145.5)	$(2.3)	$(71.1)	$(218.9)
Other comprehensive income (loss) before reclassification	—	(2.3)	0.5	(1.8)
Amounts reclassified from accumulated other comprehensive income	1.3	0.3	(0.6)	1.0
Ending balance, June 30, 2020	$(144.2)	$(4.3)	$(71.2)	$(219.7)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2020 were $1.7 million of charges to pension expense, other than service cost, net of $0.4 million in benefit for for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.4 million of interest expense, net of $0.1 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2020 were $0.7 million of benefit in interest expense, net of $0.1 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2020	$(161.4)	$(3.8)	$(54.7)	$(219.9)
Other comprehensive income (loss) before reclassification	—	2.2	9.1	11.3
Amounts reclassified from accumulated other comprehensive income	3.4	0.7	(1.0)	3.1
Ending balance, June 30, 2021	$(158.0)	$(0.9)	$(46.6)	$(205.5)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2021 were $4.6 million of charges to pension expense, other than service cost, net of $1.2 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $0.9 million of interest expense, net of $0.2 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the six months ended June 30, 2021 were $1.4 million of benefit in interest expense, net of $0.4 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
(In millions)
Beginning balance, December 31, 2019	$(147.0)	$0.1	$(45.9)	$(192.8)
Other comprehensive income (loss) before reclassification	—	(4.7)	(24.2)	(28.9)
Amounts reclassified from accumulated other comprehensive income	2.8	0.3	(1.1)	2.0
Ending balance, June 30, 2020	$(144.2)	$(4.3)	$(71.2)	$(219.7)
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

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The Company has estimated that $880.1 million in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of June 30, 2021. The Company expects to complete these obligations and recognize 68% as revenue in 2021, 26% in 2022 and the remainder in 2023.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$164.4	$44.3	$314.8	$85.8
Non-recurring (1)	196.3	70.5	357.7	135.0
Total	360.7	114.8	672.5	220.8

Geographical Region (2)
North America	197.1	100.0	366.2	190.0
Europe, Middle East and Africa	90.2	12.0	174.1	23.5
Asia Pacific	45.3	1.4	86.6	4.7
Latin America	28.1	1.4	45.6	2.6
Total	360.7	114.8	672.5	220.8

Timing of Recognition
Point in Time	169.2	51.7	316.3	95.2
Over Time	191.5	63.1	356.2	125.6
Total	360.7	114.8	672.5	220.8

	Three Months Ended		Six Months Ended
	June 30, 2020		June 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$147.7	$32.9	$301.4	$78.6
Non-recurring (1)	155.1	75.8	311.1	178.1
Total	302.8	108.7	612.5	256.7

Geographical Region (2)
North America	167.1	94.8	321.2	225.2
Europe, Middle East and Africa	88.2	7.5	187.8	18.1
Asia Pacific	32.0	5.8	67.4	11.5
Latin America	15.5	0.6	36.1	1.9
Total	302.8	108.7	612.5	256.7

Timing of Recognition
Point in Time	141.7	47.5	290.1	124.6
Over Time	161.1	61.2	322.4	132.1
Total	302.8	108.7	612.5	256.7
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	June 30, 2021	December 31, 2020
Contract assets	$89.1	$68.3
Contract liabilities	135.9	123.8

	Balances as of
	June 30, 2020	December 31, 2019
Contract assets	76.4	74.4
Contract liabilities	90.9	92.5

The revenue recognized during the six months ended June 30, 2021 and 2020 that was included in contract liabilities at the beginning of the period amounted to $86.3 million and $68.4 million, respectively. The remainder of the change from December 31, 2020 and December 31, 2019 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Basic earnings per share:
Income from continuing operations	$30.5	$32.5	$57.5	$61.5
Weighted average number of shares outstanding	32.0	32.0	32.0	31.9
Basic earnings per share from continuing operations	$0.95	$1.02	$1.80	$1.92
Diluted earnings per share:
Income from continuing operations	$30.5	$32.5	$57.5	$61.5
Weighted average number of shares outstanding	32.0	32.0	32.0	31.9
Effect of dilutive securities:
Restricted stock	0.1	—	0.1	0.2
Total shares and dilutive securities	32.1	32.0	32.1	32.1
Diluted earnings per share from continuing operations	$0.95	$1.01	$1.79	$1.92

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2021				As of December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.1	$13.1	$—	$—	$12.3	$12.3	$—	$—
Derivatives	7.4	—	7.4	—	10.0	—	10.0	—
Total assets	$20.5	$13.1	$7.4	$—	$22.3	$12.3	$10.0	$—
Liabilities:
Derivatives	$4.8	$—	$4.8	$—	$18.8	$—	$18.8	$—
Contingent consideration	—	—	—	—	19.1	—	—	19.1
Total liabilities	$4.8	$—	$4.8	$—	$37.9	$—	$18.8	$19.1

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet, and include an unrealized gain of $0.9 million as of June 30, 2021 and unrealized gain of $1.1 million as of December 31, 2020.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $427.5 million as of June 30, 2021.

The purchase agreement for the Company's acquisition of Proseal, in the second quarter of 2019, included contingent consideration due to the sellers of Proseal upon achievement of certain earnings targets. The contingent consideration obligation included in the Balance Sheet as other current liabilities as of December 31, 2020, was paid during the current quarter.

The following table provides a summary of changes in fair value of contingent consideration during the six months ended June 30, 2021 and 2020:

	Six months ended
	June 30, 2021	June 30, 2020
Beginning balance	$19.1	$17.4
Measurement adjustments recorded to earnings	—	(0.1)
Cash payment	(19.4)	—
Foreign currency translation adjustment	0.3	(1.2)
Ending balance	$—	$16.1

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at June 30, 2021 of $830.1 million, as hedges and therefore does not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of June 30, 2021		As of December 31, 2020
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$5.5	$3.5	$10.0	$12.7

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

As of June 30, 2021 and December 31, 2020, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2021
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.3	$—	$7.3	$(1.2)	$6.1

(In millions)	As of June 30, 2021
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$3.9	$—	$3.9	$(1.2)	$2.7

(In millions)	As of December 31, 2020
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10.0	$—	$10.0	$(8.6)	$1.4

(In millions)	As of December 31, 2020
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$16.6	$—	$16.6	$(8.6)	$8.0

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2021	2020	2021	2020
Foreign exchange contracts	Revenue	$1.6	$2.3	$0.4	$(2.3)
Foreign exchange contracts	Cost of sales	(0.1)	(2.9)	0.8	(0.1)
Foreign exchange contracts	Selling, general and administrative expense	0.3	0.9	0.3	1.3
Total		1.8	0.3	1.5	(1.1)
Remeasurement of assets and liabilities in foreign currencies		(1.6)	(1.2)	(1.8)	1.8
Net gain (loss) on foreign currency transactions		$0.2	$(0.9)	$(0.3)	$0.7

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

At June 30, 2021, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other liabilities of $1.3 million and as accumulated other comprehensive income, net of tax, of $1.0 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. For the six months ended June 30, 2021 and 2020, gains recorded in interest expense, net under the cross currency swap agreement were approximately $1.4 million.
At June 30, 2021, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $1.9 million and as accumulated other comprehensive income, net of tax, of $1.4 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2021, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Fixed payment revenue	$16.6	$16.3	$32.9	$32.6
Variable payment revenue	3.9	3.7	8.4	8.8
Operating lease revenue	$20.5	$20.0	$41.3	$41.4

Sales-type lease revenue	$3.1	$2.1	$4.3	$3.6

Refer to Note 16. Related Party Transactions for details of operating lease agreements with related parties.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $202.1 million at June 30, 2021, represent guarantees of future performance. The Company has also provided $7.6 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of June 30, 2021, the gross value of such arrangements was $1.0 million, of which its net exposure under such guarantees was $0.1 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Balance at beginning of period	$11.6	$11.7	$11.5	$12.0
Expense for new warranties	3.4	3.9	7.1	6.9
Adjustments to existing accruals	—	(0.6)	(0.2)	(0.4)
Claims paid	(2.6)	(3.0)	(5.8)	(6.4)
Added through acquisition	—	(0.1)	—	—
Translation	0.1	0.1	(0.1)	(0.1)
Balance at end of period	$12.5	$12.0	$12.5	$12.0

NOTE 14. BUSINESS SEGMENT INFORMATION

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

Business segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Revenue
JBT FoodTech	$360.7	$302.8	$672.5	$612.5
JBT AeroTech	114.8	108.7	220.8	256.7
Total revenue	475.5	411.5	893.3	869.2

Income before income taxes
Segment operating profit:
JBT FoodTech	51.5	49.0	93.0	89.7
JBT AeroTech	12.1	10.3	22.0	28.8
Total segment operating profit	63.6	59.3	115.0	118.5
Corporate items:
Corporate expense (1)	15.3	9.6	27.9	23.1
Restructuring expense (2)	1.0	2.1	2.0	4.1
Operating income	47.3	47.6	85.1	91.3

Pension expense, other than service cost	—	1.0	—	2.0
Interest expense, net	2.1	3.5	4.2	8.3
Income from continuing operations before income taxes	$45.2	$43.1	$80.9	$81.0

(1)Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic events not representative of segment operations.

(2)Refer to Note 15. Restructuring for further information on restructuring charges.

NOTE 15. RESTRUCTURING

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

In the first quarter of 2020, the Company implemented an immaterial restructuring plan primarily within the JBT AeroTech segment. The Company recognized cumulative restructuring charges of $2.4 million related to severance, net of a cumulative release of related liability of $0.2 million. The Company completed this plan in the third quarter of 2020 and transferred the remaining liability into the 2020 restructuring plan in the fourth quarter of 2020.

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The total estimated cost in connection with this plan is in the range of $9.0 million to $10.0 million for FoodTech and approximately $6.0 million for AeroTech. The Company recognized restructuring charges of $13.0 million, net of a cumulative release of the related liability of $1.1 million, through June 30, 2021, and expect to recognize the remaining costs by end of the year 2021.

The following table details the cumulative restructuring charges reported in operating income for the 2020 restructuring plan since the implementation of this plan:

	Cumulative Amount	For The Three Months Ended		Cumulative Amount
(In millions)	Balance as of December 31, 2020	March 31, 2021	June 30, 2021	Balance as of June 30, 2021
2020 restructuring plan
Severance and related expense	7.0	0.2	0.8	8.0
Inventory write-off	1.9	—	—	1.9
Employee overlap costs	0.3	0.4	0.3	1.0
Retention bonus	0.3	0.4	—	0.7
Other	0.7	0.2	0.5	1.4
Total Restructuring charges	$10.2	$1.2	$1.6	$13.0

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2021:

		Impact to Earnings
(In millions)	Balance as of December 31, 2020	Charged to Earnings	Releases	Cash Payments	Balance as of June 30, 2021
2020 restructuring plan
Severance and related expense	$3.7	$1.0	$(0.8)	$(2.1)	$1.8
Employee overlap costs	—	0.7	—	(0.7)	—
Retention bonus	0.1	0.4	—	(0.1)	0.4
Other	0.2	0.7	—	(0.9)	—
Total	$4.0	$2.8	$(0.8)	$(3.8)	$2.2

The Company released $0.8 million of liability during the six months ended June 30, 2021 which it no longer expects to pay in connection with the 2020 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of an acquired business. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.3 million and $3.6 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

On July 2, 2021, the Company completed the acquisition of Prevenio, located in Bridgewater, New Jersey. Prevenio is a provider of innovative food safety solutions primarily for the poultry industry. Prevenio provides highly effective pathogen protection through its unique anti-microbial delivery solution that significantly enhances food safety and integrity, and creates a safer work environment for its customers and their employees. This acquisition will enhance the Company’s recurring revenue portfolio and furthers its investment in solutions that support its customers’ daily operations. The purchase price was $172.4 million, which was funded with cash on hand as well as borrowings under the Company's revolving credit facility. Due to the timing of the acquisition, the initial accounting for the acquisition, including the valuation of assets and liabilities acquired is incomplete. As such, the Company is not able to disclose the preliminary fair value of assets acquired and liabilities assumed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to the expected impact of the COVID-19 pandemic on our business and our results of operations, our plans to mitigate the impact of the pandemic, our strategic plans, our restructuring plans and expected cost savings from those plans, our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:
•the duration of the COVID-19 pandemic and the effects of the pandemic on our ability to operate our business and facilities, on our customers, on our supply chains, on our cost of labor due to higher labor turnover and shortage of skilled labor and on the economy generally;
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
•cyber-security risks such as network intrusion or ransomware schemes;
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
Executive Overview

We are a leading global technology solutions provider to high-value segments of the food and beverage industry with focus on proteins, diversified food and health and automated guided vehicle systems. We design, produce, and service sophisticated products and systems for multi-national and regional customers through our FoodTech segment. We also sell critical equipment and services to domestic and international air transportation customers through our AeroTech segment.

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

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption, and we have seen adverse affects as a result on our business. While we begin to see positive signs of recovery as the world begins to reopen, the following uncertainties still exist and may contribute to additional negative impacts on our overall financial results to the extent there is a significant resurgence of COVID-19 infections in locations where we or our customers operate:

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
•our ability to efficiently operate our facilities and meet customer obligations due to modified employee work patterns resulting from social distancing guidelines, absence due to illness and cautionary quarantines and/or government ordered closures, or labor shortages;
•limitations on the ability of our customers to conduct their business, and resulting impacts to our customers' purchasing patterns, from food and travel disruption, social distancing guidelines, absence due to illness or government ordered closures; and
•limitations on the ability of our customers to meet their financial obligations to JBT.

As a result of the global COVID-19 restrictions and social distancing requirements that have continued from the prior year, the food industry has experienced a notable rise in retail demand which has persisted throughout the first half of 2021. In addition, during the second quarter as these global health restrictions began to lift as the result of increased vaccination rates, decreasing infection rates and political pressures, food service has also begun to revitalize as restaurants reopen and travel picks up. These increases in demand, however promising, are dependent on the continued trend towards reopening which could be slowed if COVID-19 infections and hospitalizations increase.

FoodTech customers are present in both the retail and food service channels, and this shifting in demand can create volatility and uncertainty in our customer's purchasing patterns. However, in the second quarter of 2021, our inbound FoodTech orders increased by 51% compared to the same period in 2020 as we continued to see positive recovery specifically for food processors in the quick service restaurant drive through businesses, those servicing the sustained "eat-at-home" trend and ready meals, as well as capital investments ramping back up for our food service customers. Our customers appear to be investing more to support these trends, addressing immediate capacity needs and creating strong interest in FoodTech's broad product offerings. Expected to offset some of these improvements in orders are continued supply chain challenges that we see across many of our markets, driving inefficiencies in our production process. Although the pandemic continues to have negative impacts on our results of operations in FoodTech, we believe it presents an opportunity to accelerate initiatives that were previously underway to bring automation solutions as well as satisfying food safety and hygiene requirements and responding to changes in consumer preferences. Recurring revenue for the FoodTech segment for the quarter has remained strong, and has seen improvement when compared to the same period last year with a 11% increase year over year. These second quarter improvements are driven largely by the reopening of certain areas and the resulting increase in demand across the food service industry, as well as sustained operations within the food processing companies requiring critical maintenance and parts.

For AeroTech, a large portion of our revenue depends on the passenger airline industry. Passenger air travel continues to increase from 2020 levels as vaccines are rolled out globally and travel routes are re-opened. During the second quarter we saw activity at US airports begin to increase compared to the prior year, driving improving demand for our airport services. However global passenger traffic continues to be well below pre-pandemic levels which continues to directly impact our mobile equipment business. We expect this impact of the pandemic to continue at least into 2022. Airport infrastructure spending, which is subject to long lead time contracts, remained healthy in the second quarter as we saw record inbound for fixed equipment. Although our projections have more uncertainty than in pre-pandemic periods, we expect demand and inbound orders for these products to continue throughout 2021. In addition, the ongoing benefits of cost controls including restructuring, as well as the diversity of revenue streams within the business, have allowed for AeroTech to remain solidly profitable despite these impacts and uncertainties.

Specifically for aftermarket revenue streams, within the AeroTech segment we have begun to see recovery in demand as equipment utilization increases for our customers in line with air traffic demand. While still below pre-pandemic levels, we have seen a 35% increase in aftermarket revenue in the second quarter of 2021 compared to the same period in 2020, and a 7%

sequential increase from the first quarter 2021. We note, however, that these improvements may not continue if a broader resurgence in COVID-19 cases causes restrictions to be reinstated.

Furthermore, an outbreak of COVID-19 in one of our production facilities may lead to a temporary shut-down, which would negatively impact our results. However, there is no significant concentration of our operations across our manufacturing facilities such that a short-term single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration and severity, or potential for resurgence, of these COVID-19 related events or the impact this will have on the global economy or our business, we believe that our positive order trends, improving revenues and strong balance sheet and cash flows will allow us to emerge from these events well-positioned for long-term growth. For a discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position” in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K.

Our Strategy to Mitigate Impacts of COVID-19

As we manage through these uncertainties, our focus is on obtaining orders, maintaining disciplined working capital management, continuing to execute as a critical supplier to the essential food and air transportation industries, and investing in key growth strategies. We are also availing ourselves of tax benefits available under the CARES Act. As of the date of this filing, all of our factories and warehouses remain operational.

We continue to maintain protocols under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities, including daily symptoms screening for clearance to work, social distancing requirements in our workplaces, face covering requirements where social distancing is not possible (with some relief available to employees who are vaccinated), facilitation of work from home arrangements for our employees who can perform work functions remotely, and global travel restrictions consistent with CDC and local government guidelines. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce these protocols and policies designed to keep our employees safe, and maintain our business operations. Furthermore, we have largely maintained our supply chain to date through our geographically diversified supplier base, and are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic.

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

•Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring expense, M&A related costs, which include integration costs and the amortization of inventory step-up from business combinations, advisory and transaction costs for both potential and completed M&A transactions and strategy (“M&A related costs”), and impact on tax provision from remeasurement of deferred taxes for material tax rate changes.

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

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Six Months Ended June 30,
(In millions)	2021	2020
Cash provided by continuing operating activities	$130.3	$101.0
Less: capital expenditures	20.3	16.2
Plus: proceeds from sale of fixed assets	1.7	1.7
Plus: pension contributions	0.5	0.4
Free cash flow (FCF)	$112.2	$86.9

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2021	2020	2021	2020
Income from continuing operations as reported	$30.5	$32.5	$57.5	$61.5

Non-GAAP adjustments
Restructuring expense	1.0	2.1	2.0	4.1
M&A related cost	3.5	1.0	4.9	3.5
Impact on tax provision from Non-GAAP adjustments(1)	(1.1)	(0.7)	(1.7)	(1.8)
Impact on tax provision from remeasurement of deferred taxes from material tax rate changes	4.4	—	4.4	—
Adjusted income from continuing operations	$38.3	34.9	$67.1	67.3

Income from continuing operations as reported	30.5	32.5	57.5	61.5
Total shares and dilutive securities	32.1	32.0	32.1	32.1
Diluted earnings per share from continuing operations	0.95	1.01	1.79	1.92

Adjusted income from continuing operations	38.3	34.9	67.1	67.3
Total shares and dilutive securities	32.1	32.0	32.1	32.1
Adjusted diluted earnings per share from continuing operations	1.19	1.09	2.09	2.10

(1)     Impact on income tax provision was calculated using our annual effective tax rate of 24.4% and 23.8% for the quarters ended June 30, 2021 and 2020, respectively.

The tables below provide a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income	$30.5	$32.5	$57.5	$61.5

Income from continuing operations as reported	30.5	32.5	57.5	61.5
Income tax provision	14.7	10.6	23.4	19.5
Interest expense, net	2.1	3.5	4.2	8.3
Depreciation and amortization	18.3	17.7	36.6	35.2
EBITDA	65.6	64.3	121.7	124.5

Restructuring expense	1.0	2.1	2.0	4.1
Pension expense, other than service cost	—	1.0	—	2.0
M&A related cost	3.5	1.0	4.9	3.5
Adjusted EBITDA	$70.1	$68.4	$128.6	$134.1

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Three Months Ended June 30, 2021
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$51.5	$12.1	$(16.3)	$47.3
Restructuring expense	—	—	1.0	1.0
M&A related cost	0.3	—	3.2	3.5
Adjusted operating profit	51.8	12.1	(12.1)	51.8
Depreciation and amortization	16.9	0.6	0.8	18.3
Adjusted EBITDA	$68.7	$12.7	$(11.3)	$70.1

Revenue	$360.7	$114.8	$—	$475.5
Operating profit %	14.3%	10.5%		9.9%
Adjusted operating profit %	14.4%	10.5%		10.9%
Adjusted EBITDA %	19.0%	11.1%		14.7%

	Six Months Ended June 30, 2021
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$93.0	$22.0	$(29.9)	$85.1
Restructuring expense	—	—	2.0	2.0
M&A related cost	0.8	—	4.1	4.9
Adjusted operating profit	93.8	22.0	(23.8)	92.0
Depreciation and amortization	33.2	2.0	1.4	36.6
Adjusted EBITDA	$127.0	$24.0	$(22.4)	$128.6

Revenue	$672.5	$220.8	$—	$893.3
Operating profit %	13.8%	10.0%		9.5%
Adjusted operating profit %	13.9%	10.0%		10.3%
Adjusted EBITDA %	18.9%	10.9%		14.4%

	Three Months Ended June 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$49.0	$10.3	$(11.7)	$47.6
Restructuring expense	—	—	2.1	2.1
M&A related cost	0.3	—	0.7	1.0
Adjusted operating profit	49.3	10.3	(8.9)	50.7
Depreciation and amortization	15.6	1.5	0.6	17.7
Adjusted EBITDA	$64.9	$11.8	$(8.3)	$68.4

Revenue	$302.8	$108.7	$—	$411.5
Operating profit %	16.2%	9.5%		11.6%
Adjusted operating profit %	16.3%	9.5%		12.3%
Adjusted EBITDA %	21.4%	10.9%		16.6%

	Six Months Ended June 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$89.7	$28.8	$(27.2)	$91.3
Restructuring expense	—	—	4.1	4.1
M&A related cost	0.3	—	3.2	3.5
Adjusted operating profit	90.0	28.8	(19.9)	98.9
Depreciation and amortization	31.2	2.7	1.3	35.2
Adjusted EBITDA	$121.2	$31.5	$(18.6)	$134.1

Revenue	$612.5	$256.7	$—	$869.2
Operating profit %	14.6%	11.2%		10.5%
Adjusted operating profit %	14.7%	11.2%		11.4%
Adjusted EBITDA %	19.8%	12.3%		15.4%

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Total revenue	$475.5	$411.5	$64.0	15.6%
Cost of sales	325.6	281.3	(44.3)	(15.7)%
Gross profit	149.9	130.2	19.7	15.1%
Gross profit %	31.5%	31.6%	-10 bps
Selling, general and administrative expense	101.6	80.5	(21.1)	(26.2)%
Restructuring expense	1.0	2.1	1.1	52.4%
Operating income	47.3	47.6	(0.3)	(0.6)%
Operating income %	9.9%	11.6%	-170 bps
Pension expense, other than service cost	—	1.0	1.0	100.0%
Interest expense, net	2.1	3.5	1.4	40.0%
Income from continuing operations before income taxes	45.2	43.1	2.1	4.9%
Income tax provision	14.7	10.6	(4.1)	(38.7)%
Income from continuing operations	30.5	32.5	(2.0)	(6.2)%
Net income	$30.5	$32.5	$(2.0)	(6.2)%

Total revenue for the three months ended June 30, 2021 increased $64.0 million compared to the same period in 2020. This was a 16% increase, with an 11% growth from organic revenue, a 4% gain from foreign currency translation, and a 1% gain from acquisitions.

Operating income margin was 9.9% for the three months ended June 30, 2021 compared to 11.6% in the same period in 2020, a decrease of 170 bps, as a result of the following drivers:

•Gross profit margin decreased 10 bps to 31.5% compared to 31.6% in the same period last year. This decrease was the result of lower margins in FoodTech driven by a higher mix of equipment revenue in the quarter as compared to the higher margin recurring revenue, partially offset by a favorable mix of aftermarket revenue within AeroTech.
•Selling, general and administrative expense increased $21.1 million from prior year, and as a percent of revenues increased to 21.3% in the second quarter 2021 from 19.5% in the prior year. This is driven by an increase in M&A related costs, incentive compensation expense and the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19.
•Restructuring expense decreased $1.1 million. As a percent of revenue, these expenses have decreased 30 bps to 0.2% compared to 0.5% in the same period last year.
•Currency translation increased operating income by $2.1 million.

Pension expense, other than service cost decreased from $1.0 million in 2020 to $0 for the three months ended June 30, 2021, resulting from a lower interest cost on pension obligation and a higher expected return on pension assets, partially offset by the amortization of higher actuarial losses.

Interest expense, net decreased $1.4 million resulting from lower interest rates and lower average debt levels in the period.

Income tax expense for the three months ended June 30, 2021 reflected an effective income tax rate of 24.4% compared to 23.8% in the same period in 2020. In addition, discrete tax expense of $4.4 million related to the remeasurement of UK deferred taxes to reflect the UK income tax rate increase was recognized in the second quarter of 2021 when enacted. Additionally, a discrete tax benefit of $0.4 million and discrete tax expense of $0.6 million were recognized for the three months ended June 30, 2021 and 2020, respectively, resulting from the vesting of stock based compensation awards.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2021 AND 2020

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Revenue
JBT FoodTech	$360.7	$302.8	$57.9	19.1%
JBT AeroTech	114.8	108.7	6.1	5.6%
Total revenue	$475.5	$411.5	$64.0	15.6%
Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$51.5	$49.0	$2.5	5.1%
JBT FoodTech segment operating profit %	14.3%	16.2%	-190 bps
JBT AeroTech	12.1	10.3	1.8	17.5%
JBT AeroTech segment operating profit %	10.5%	9.5%	100 bps
Total segment operating profit	63.6	59.3	4.3	7.3%
Total segment operating profit %	13.4%	14.4%	-100 bps
Corporate items:
Corporate expense	15.3	9.6	(5.7)	(59.4)%
Restructuring expense	1.0	2.1	1.1	52.4%
Operating income	$47.3	$47.6	$(0.3)	(0.6)%
Operating income %	9.9%	11.6%	-170 bps

Inbound orders:
JBT FoodTech	$397.6	$262.7
JBT AeroTech	182.5	81.9
Total inbound orders	$580.1	$344.6

(1)Refer to Note 14. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue increased by $57.9 million for the second quarter ended June 30, 2021 compared to the same period in 2020. Organic revenue grew $40.9 million in the period compared to the prior year, as well as favorable foreign currency translation providing an additional $15.0 million in revenue year over year. Revenue from ACS acquired in March 2021 was $2.0 million. Equipment revenue represented 68% of the total revenue growth on a constant currency basis, with $29.2 million of additional revenue in the second quarter 2021 compared to the same period in 2020. Recurring revenue also increased by $13.7 million.

FoodTech operating profit increased $2.5 million, or 5.1%, for the quarter ended June 30, 2021 compared to the same period in 2020. Operating profit margin was 14.3% in 2021 compared to 16.2% in the prior year. This margin decrease was partially driven by gross profit margins which declined 170 bps in the quarter compared to the same period in 2020. These margins reflected a higher mix of revenue from equipment as compared to the higher margin recurring revenue streams as recurring revenues dropped from 49% to 47% of total revenue year over year. In addition, margins were negatively impacted by the supply chain disruptions and resulting inefficiencies driving increases in material costs, as well as additional labor costs resulting from the current labor shortage and increased market competition. Selling, general and administrative expenses also increased $9.6 million, and as a percentage of total revenues to 20.4% in the second quarter 2021 from 20.1% in the second quarter 2020. The increase was primarily due to the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation increased operating income by $2.5 million in the quarter.

JBT AeroTech

JBT AeroTech's revenue increased $6.1 million in the second quarter of 2021 compared to the same period in 2020. This is a 6% increase, with a 7% increase contributed by our mobile equipment business and a 3% increase contributed by our service business partially offset by a 4% decline in our fixed equipment business. The mobile equipment increase was due to higher equipment and aftermarket sales driven by an increase in demand compared to the prior year, which was significantly impacted by COVID-19. The increase in service revenue was a result of an increase in service hours on our maintenance contracts as activity at US airports began to increase as a result of the elimination of customer imposed service hour reductions relating to COVID-19 compared to the prior year. The decline in our fixed equipment business was driven by lower passenger boarding bridge revenue and related products and services primarily due to customer related delays partially offset by an increase in aftermarket sales. Currency translation had an immaterial impact.

AeroTech operating profit increased $1.8 million in the second quarter of 2021 compared to 2020. JBT AeroTech's operating profit margin was 10.5% compared to 9.5% in the prior year, reflecting an increase of 100 bps. Gross profit margins increased 220 bps due to a favorable mix of aftermarket revenue as well as productivity improvements, partially offset by higher material costs. Selling, general and administrative expenses in 2021 were $1.8 million above 2020 which is an increase of 17%. The increase in 2021 was primarily due to the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense increased $5.7 million during the three months ended June 30, 2021, compared to the same period in 2020. The increase was driven primarily by higher M&A related costs and incentive compensation expense, both of which were reduced in the prior year as a result of the impact of COVID-19. Corporate expense increased as a percentage of sales from 2.3% in the prior year to 3.2% for the three months ended June 30, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Total revenue	$893.3	$869.2	$24.1	2.8%
Cost of sales	610.2	596.0	(14.2)	(2.4)%
Gross profit	283.1	273.2	9.9	3.6%
Gross profit %	31.7%	31.4%	30 bps
Selling, general and administrative expense	196.0	177.8	(18.2)	(10.2)%
Restructuring expense	2.0	4.1	2.1	51.2%
Operating income	85.1	91.3	(6.2)	(6.8)%
Operating income %	9.5%	10.5%	-100 bps
Pension expense, other than service cost	—	2.0	2.0	100.0%
Interest expense, net	4.2	8.3	4.1	49.4%
Income from continuing operations before income taxes	80.9	81.0	(0.1)	(0.1)%
Income tax provision	23.4	19.5	(3.9)	(20.0)%
Income from continuing operations	57.5	61.5	(4.0)	(6.5)%
Net income	$57.5	$61.5	$(4.0)	(6.5)%

Total revenue for the six months ended June 30, 2021 increased $24.1 million compared to the same period in 2020. This is a 2.8% increase primarily due to a favorable foreign currency translation. There was a decline in organic revenue which was caused by lower customer demand for AeroTech equipment in 2021 resulting from global passenger air traffic not yet reaching pre-pandemic levels. This organic revenue decline was partially offset by higher FoodTech equipment and recurring revenue compared to the same period in 2020.

Operating income margin was 9.5% for the six months ended June 30, 2021 compared to 10.5% in the same period in 2020, a decrease of 100 bps, as a result of the following drivers:

•Gross profit margin increased 30 bps to 31.7% compared to 31.4% in the same period last year. This increase was due to a favorable mix of aftermarket revenues within AeroTech as well as productivity improvements for both FoodTech and AeroTech. However these improvements were almost entirely offset by a combination of lost leverage of fixed manufacturing costs on lower AeroTech revenue, and a higher mix of FoodTech equipment revenue in the period as compared to the higher margin recurring revenue.
•Selling, general and administrative expense increased $18.2 million from prior year, and as a percent of revenue increased to 21.9% compared to 20.5% in the same period last year. This was due to an increase in M&A related costs, incentive compensation expense and the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19.
•Restructuring expense decreased $2.1 million. As a percent of revenue, these expenses have decreased 30 bps to 0.2% compared to 0.5% in the same period last year.
•Currency translation increased operating income by $2.4 million.

Pension expense, other than service cost, decreased from $2.0 million in 2020 to $0.0 million for the six months ended June 30, 2021, resulting from a lower interest cost on pension obligation and a higher expected return on pension assets, partially offset by the amortization of higher actuarial losses.

Interest expense, net decreased $4.1 million resulting from lower average debt levels and lower interest rates.

Income tax expense for the six months ended June 30, 2021 reflected an effective income tax rate of 24.4% compared to 23.8% in the same period in 2020. In addition, discrete tax expense of $4.4 million related to the remeasurement of UK deferred taxes to reflect the UK income tax rate increase was recognized in the second quarter of 2021 when enacted. Additionally, a discrete tax benefit of $0.4 million and discrete tax expense of $0.6 million were recognized for the six months ended June 30, 2021 and 2020, respectively, resulting from the vesting of stock based compensation awards.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Revenue
JBT FoodTech	$672.5	$612.5	$60.0	9.8%
JBT AeroTech	220.8	256.7	(35.9)	(14.0)%
Total revenue	$893.3	$869.2	$24.1	2.8%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$93.0	$89.7	$3.3	3.7%
JBT FoodTech segment operating profit %	13.8%	14.6%	-80 bps
JBT AeroTech	22.0	28.8	(6.8)	(23.6)%
JBT AeroTech segment operating profit %	10.0%	11.2%	-120 bps
Total segment operating profit	115.0	118.5	(3.5)	(3.0)%
Total segment operating profit %	12.9%	13.6%	-70 bps
Corporate items:
Corporate expense	27.9	23.1	(4.8)	(20.8)%
Restructuring expense	2.0	4.1	2.1	51.2%
Operating income	$85.1	$91.3	$(6.2)	(6.8)%
Operating income %	9.5%	10.5%	-100 bps

Inbound orders:
JBT FoodTech	$783.3	$578.2
JBT AeroTech	282.9	236.5
Total inbound orders	$1,066.2	$814.7

(1)Refer to Note 14. Business Segment Information of the Notes to Condensed Consolidated Financial Statements.

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

JBT FoodTech

FoodTech revenue increased by $60.0 million in the six months ended June 30, 2021 compared to the same period in 2020. Organic revenue grew $32.5 million in the period compared to the prior year, and favorable foreign currency translation provided an additional $25.2 million in revenue year over year. Revenue from the March 2021 acquisition was $2.3 million. Equipment revenue represented 80% of the total revenue growth year-to-date on a constant currency basis, with $27.8 million of additional revenue in the six months ended 2021 compared to the same period in 2020. Recurring revenue drove the remaining increase of $7.0 million.

FoodTech operating profit increased $3.3 million, or 3.7%, in the six months ended June 30, 2021 compared to the same period in 2020. Operating profit margin was 13.8% in 2021 compared to 14.6% in the prior year. This decrease was driven by gross profit margins which declined 110 bps in the six months ended June 30, 2021 compared to the same period in 2020. These margins reflected a higher mix of revenue from equipment as compared to the higher margin recurring revenue streams as recurring revenue dropped from 49% to 48% of total year-to-date revenue year over year. In addition, margins were negatively impacted in the quarter by the supply chain disruptions and resulting inefficiencies driving increases in material and labor costs. Selling, general and administrative expense increased $5.5 million from prior year, but as a percent of revenue decreased to 21.2% compared to 21.5% in the same period last year. The increase in expense was primarily due to the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation increased operating income by $3.2 million in the six months ended June 20, 2021.

JBT AeroTech

JBT AeroTech's revenue declined $35.9 million for the six months ended June 30, 2021 compared to the same period in 2020. This is a 14% decrease with a 10% decline from our fixed equipment business and a 4% decline from our mobile equipment business. Revenue in our service business was essentially flat. The decline in our fixed equipment business was driven by lower passenger boarding bridge revenue and related products and services primarily due to customer related delays partly offset by an increase in aftermarket sales. The mobile equipment decline was due to lower equipment sales and slightly lower aftermarket sales driven by lower customer demand as a result of COVID-19. Currency translation had an immaterial impact.

AeroTech operating profit declined $6.8 million for the six months ended June 30, 2021 compared to the same period in 2020. JBT AeroTech's operating profit margin was 10.0% compared to 11.2% in the prior year, reflecting a decline of 120 bps. Gross profit margins increased 60 bps due a favorable mix of aftermarket revenue and productivity improvements partly offset by lost leverage of fixed manufacturing costs as a result of lower revenue. Selling, general and administrative expenses in 2021 were $0.7 million above 2020 which is an increase of 3%. The increase in 2021 was due to the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense increased $4.8 million during the six months ended June 30, 2021, compared to the same period in 2020. The increase was driven primarily by higher M&A related costs and incentive compensation expense, both of which were reduced in the prior year as a result of the impact of COVID-19. Corporate expense increased as a percentage of sales from 2.7% in the prior year to 3.1% for the six months ended June 30, 2021.

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The total estimated cost in connection with this plan is in the range of $9.0 million to $10.0 million for FoodTech and approximately $6 million for AeroTech. We recognized restructuring charges of $13.0 million, net of a cumulative release of the related liability of $1.1 million, through June 30, 2021. We expect to recognize the remaining costs by end of the year 2021.

The following table details the cumulative amount of annualized savings and incremental savings for the 2020 restructuring plan:

	Cumulative Amount	Incremental Amount		Cumulative Amount
(In millions)	As of December 31, 2020	During the quarter ended March 31, 2021	During the quarter ended June 30, 2021	As of June 30, 2021
Cost of sales	$0.5	$0.8	$1.3	$2.6
Selling, general and administrative	0.2	0.2	0.4	0.8
Total restructuring savings	$0.7	$1.0	$1.7	$3.4

For the 2020 restructuring plan, incremental cost savings we expect to realize during the remaining six months in 2021 and in the year 2022 are as follows:

(In millions)	Remainder of 2021 (est.)	2022 (est.)
Cost of sales	$2.4	$1.7
Selling, general and administrative	0.8	1.4
Total expected incremental cost savings	$3.2	$3.1

For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, borrowings from our revolving credit facility, and proceeds from the issuance of the convertible notes on May 28, 2021. We used a portion of the net proceeds from the convertible notes to pay the net cost of the convertible note hedge and the warrant transactions, and to partially pay down our borrowings under our revolving credit facility. We expect to use the remaining net proceeds from the convertible notes for general corporate purposes, which may include potential acquisitions.

Our liquidity as of June 30, 2021, or cash plus borrowing capacity under our revolving credit facilities was $490.8 million. The cash flows generated by our operations and the revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, dividend payments, pension contributions and other financing requirements.

For the six months ended June 30, 2021, we had total operating cash flow of $130.3 million and $112.2 million in free cash flow. For full year 2021, we expect to generate positive cash flows. In addition, we anticipate capital expenditures of $45 - 50 million for 2021 compared to $34.3 million in the prior year. We believe JBT's strong balance sheet, operating cash flows, and access to capital at June 30, 2021 positions us to navigate through the challenging economic conditions associated with the COVID-19 pandemic and continue to invest in growth strategies including our acquisition program and new product development.

As of June 30, 2021, we had $202.3 million of cash and cash equivalents, $33.5 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. At this time it is not practicable to determine the unrecognized deferred tax liability related to foreign cash permanently reinvested in foreign subsidiaries.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During the six months ended June 30, 2021, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We use the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. There is no amount outstanding subject to this IRS guidance as of June 30, 2021.

Cash Flows

Cash flows for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In millions)	2021	2020
Cash provided by continuing operating activities	$130.3	$101.0
Cash required by investing activities	(34.5)	(19.0)
Cash provided (required) by financing activities	59.8	(60.2)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.8)	(3.3)
Increase in cash and cash equivalents	$154.8	$18.5

Cash provided by continuing operating activities during the six months ended June 30, 2021 was $130.3 million, representing a $29.3 million increase compared to the same period in 2020. This increase was driven primarily by lower payments for accounts payable and higher customer collection of advance payments partially offset by higher investment in inventory.

Cash required by investing activities during the six months ended June 30, 2021 was $34.5 million, an increase of $15.5 million compared to the same period in 2020, primarily due to an increase in acquisition spending year over year.

Cash provided by financing activities of $59.8 million during the six months ended June 30, 2021 was primarily due to net proceeds from the issuance of the convertible notes, bond hedge and warrant transactions, partially offset by paying down borrowings under our revolving credit facility and payment of acquisition date earn-out liability. Cash required by financing activities of $60.2 million during the six months ended June 30, 2020 was primarily due to paying down our borrowings from domestic credit facility in 2020.

Financing Arrangements

As of June 30, 2021 we had $250.0 million drawn on and $742.2 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of June 30, 2021, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

On May 28, 2021, we closed a private offering of $402.5 million aggregate principal amount of the Company's 0.25% Convertible Senior Notes due 2026 to qualified institutional buyers, resulting in net proceeds to us of approximately $392.2 million after deducting initial purchasers’ discounts. The convertible notes will mature on May 15, 2026 unless earlier converted, redeemed or repurchased. Concurrently with the issuance of the convertible notes, we entered into the convertible note hedge transactions that reduce potential dilution upon conversion of the Notes and into the warrant transactions to raise additional capital to partially offset the costs of entering into the convertible note hedge transactions.

For additional information about our credit agreement, convertible secured notes, convertible note hedge and warrant transactions, refer to Note 6. Debt of the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2021, we have entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of June 30, 2021 all of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.81%.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2021. We have concluded that, as of June 30, 2021, our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended June 30, 2021.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the following risk factors and the factors discussed in Item 1A. "Risk Factors" in JBT's Annual Report on Form 10-K for the year ended December 31, 2020.

RISKS RELATED TO OWNERSHIP OF OUR SECURITIES

The convertible note hedge and warrant transactions may negatively affect the value of the Notes and our common stock.

In connection with the pricing of the Notes, we have entered into convertible note hedge transactions (the "Hedge Transactions") with the option counterparties. We have also entered into warrant transactions with the option counterparties. The Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes (and are likely to do in connection with any conversion of the notes or redemption or repurchase of the Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect the note holders' ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of the Notes, it could affect the number of shares and value of the consideration that note holders will receive upon conversion of the Notes.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Hedge Transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral.

If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Hedge Transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders.

At our election, we may settle Notes tendered for conversion entirely or partly in shares of our common stock. Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock and, in turn, the price of the Notes. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

BUSINESS AND OPERATIONAL RISKS

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

We have from time-to-time experienced labor shortages and other labor-related issues. These labor shortages have become more pronounced as a result of the COVID-19 pandemic and a sharp increase in industrial goods as global economy recovers from the effects of the pandemic. A number of factors may adversely affect the labor force available to us in one or more of our markets, including high employment levels, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. These factors can also impact the cost of labor. Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. An overall labor shortage or lack of skilled labor, increased turnover or labor inflation could have a material adverse effect on our results of operations.

GENERAL RISKS

Our indebtedness and liabilities could limit the cash flow available for our operations and we may not be able to generate sufficient cash to service all of our indebtedness. We may be forced to take certain actions to satisfy our obligations under our indebtedness or we may experience a financial failure.

Our ability to make scheduled payments on or to refinance our debt obligations, including our $402.5 million of 0.25% Convertible senior notes due 2026 (“Notes”), will depend on our financial and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Notes. We may not be able to take any of these actions, these actions may not be successful and permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.

•Our current and future indebtedness could have negative consequences for our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Convertible Senior Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

In addition, our credit facility contains, and any future indebtedness that we may incur may contain, restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2021:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)
April 1, 2021 through April 30, 2021	—	$—	—	$30.0
May 1, 2021 through May 31, 2021	—	—	—	30.0
June 1, 2021 through June 30, 2021	—	—	—	30.0
	—	$—	—	$30.0

(1)Shares that may be repurchased under a share repurchase program for up to $30 million of common stock that was authorized by the Board of Directors in 2018 and is set to expire on December 31, 2021. Refer to the Annual Report on Form 10-K for the year ended December 31, 2020, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1*	Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 2-Year Performance Period; 5 Years of Service Retirement Vesting (Effective 2021).

10.2*	Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 2-Year Performance Period; 10 Years of Service Retirement Vesting (Effective 2021).

10.3*	Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 10 Years of Service Retirement Vesting (Effective 2021).

10.4*	Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 5 Years of Service Retirement Vesting (Effective 2021).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Vice President, Corporate Controller and duly authorized officer
(Principal Accounting Officer)
Date: July 30, 2021