Form 10-Q
period 2021-09-30
John Bean Technologies CORP
filed 2021-10-29
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2021
Common Stock, par value $0.01 per share	31,768,127

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Revenue:
Product revenue	$411.7	$358.2	$1,184.5	$1,120.5
Service revenue	65.7	61.0	186.2	167.9
Total revenue	477.4	419.2	1,370.7	1,288.4
Operating expenses:
Cost of products	289.4	248.9	816.1	767.3
Cost of services	45.5	43.1	129.0	120.7
Selling, general and administrative expense	100.9	91.8	296.9	269.6
Restructuring expense	1.1	7.1	3.1	11.2
Operating income	40.5	28.3	125.6	119.6
Pension expense, other than service cost	0.1	1.1	0.1	3.1
Interest expense, net	2.1	2.9	6.3	11.2
Income from continuing operations before income taxes	38.3	24.3	119.2	105.3
Income tax provision	9.0	7.1	32.4	26.6
Income from continuing operations	29.3	17.2	86.8	78.7
Net income	$29.3	$17.2	$86.8	$78.7

Basic earnings per share:
Income from continuing operations	$0.91	$0.54	$2.71	$2.46
Net income	$0.91	$0.54	$2.71	$2.46
Diluted earnings per share:
Income from continuing operations	$0.91	$0.54	$2.71	$2.45
Net income	$0.91	$0.54	$2.71	$2.45

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income	$29.3	$17.2	$86.8	$78.7
Other comprehensive (loss) income, net of income taxes
Foreign currency translation adjustments	(8.7)	0.3	(0.6)	(25.0)
Pension and other postretirement benefits adjustments	1.7	1.8	5.1	4.6
Derivatives designated as hedges	0.2	(0.1)	3.1	(4.5)
Other comprehensive (loss) income	(6.8)	2.0	7.6	(24.9)
Comprehensive income	$22.5	$19.2	$94.4	$53.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	September 30, 2021	December 31, 2020
Assets:
Current Assets:
Cash and cash equivalents	$58.2	$47.5
Trade receivables, net of allowances	227.6	236.1
Contract assets	92.1	68.3
Inventories	217.9	197.3
Other current assets	68.6	66.9
Total current assets	664.4	616.1
Property, plant and equipment, net of accumulated depreciation of $343.3 and $334.8 respectively	268.3	268.0
Goodwill	664.8	543.9
Intangible assets, net	334.6	299.1
Other assets	106.4	78.8
Total Assets	$2,038.5	$1,805.9

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$0.3	$2.4
Accounts payable, trade and other	183.4	140.7
Advance and progress payments	157.1	137.5
Accrued payroll	55.2	42.9
Other current liabilities	106.8	134.0
Total current liabilities	502.8	457.5
Long-term debt	652.9	522.5
Accrued pension and other postretirement benefits, less current portion	74.1	94.1
Other liabilities	101.4	94.7
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2021 or 2020	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2021:31,768,127 issued and 31,768,127 outstanding; December 31, 2020: 31,741,607 issued and 31,729,736 outstanding	0.3	0.3
Common stock held in treasury, at cost September 30, 2021: 0 shares and December 31, 2020: 11,871 shares	—	(1.0)
Additional paid-in capital	214.3	229.9
Retained earnings	705.0	627.8
Accumulated other comprehensive loss	(212.3)	(219.9)
Total stockholders' equity	707.3	637.1
Total Liabilities and Stockholders' Equity	$2,038.5	$1,805.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$86.8	$78.7
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	56.6	53.2
Stock-based compensation	6.5	0.9
Other	3.0	8.2
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(16.1)	54.5
Inventories	(26.6)	14.4
Accounts payable, trade and other	40.0	(46.6)
Advance and progress payments	22.7	4.2
Accrued pension and other postretirement benefits, net	(12.3)	(0.6)
Other assets and liabilities, net	2.7	(5.8)
Cash provided by continuing operating activities	163.3	161.1
Cash provided by operating activities	163.3	161.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	(185.3)	(4.5)
Capital expenditures	(33.9)	(22.7)
Proceeds from disposal of assets	2.0	1.2
Cash required by investing activities	(217.2)	(26.0)

Cash flows from financing activities:
Net payments on short-term debt	(2.1)	(0.7)
Net payments from domestic credit facilities	(258.7)	(108.9)
Proceeds from issuance of 2026 convertible senior notes, net of issuance costs	391.5	—
Purchase of convertible bond hedge	(65.6)	—
Proceeds from sale of warrants	29.5	—
Settlement of taxes withheld on stock-based compensation awards	(2.1)	(2.2)
Payment of acquisition date earnout liability	(16.1)	—
Dividends	(9.5)	(9.5)
Cash provided (required) by financing activities	66.9	(121.3)

Effect of foreign exchange rate changes on cash and cash equivalents	(2.3)	(2.7)

Increase in cash and cash equivalents	10.7	11.1
Cash and cash equivalents, beginning of period	47.5	39.5
Cash and cash equivalents, end of period	$58.2	$50.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2021	$0.3	$—	$212.0	$678.9	$(205.5)	$685.7
Net income	—	—	—	29.3	—	29.3
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.6	—	—	—	—	(8.7)	(8.7)
Derivatives designated as hedges, net of income taxes of $0.1	—	—	—	—	0.2	0.2
Pension and other postretirement liability adjustments, net of income taxes of $0.5	—	—	—	—	1.7	1.7
Stock-based compensation expense	—	—	2.4	—	—	2.4
Taxes withheld on issuance of stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2021	$0.3	$—	$214.3	$705.0	$(212.3)	$707.3

	Nine Months Ended September 30, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2020	$0.3	$(1.0)	$229.9	$627.8	$(219.9)	$637.1
Net income	—	—	—	86.8	—	86.8
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.6)	—	(9.6)
Foreign currency translation adjustments, net of income taxes of $1.3	—	—	—	—	(0.6)	(0.6)
Derivatives designated as hedges, net of income taxes of $1.1	—	—	—	—	3.1	3.1
Proceeds from sale of warrants	—	—	29.5	—	—	29.5
Purchase of convertible bond hedge, net of income tax of $(17.1)	—	—	(48.5)	—	—	(48.5)
Pension and other postretirement liability adjustments, net of income taxes of $1.7	—	—	—	—	5.1	5.1
Stock-based compensation expense	—	—	6.5	—	—	6.5
Taxes withheld on issuance of stock-based awards	—	—	(2.1)	—	—	(2.1)
Balance at September 30, 2021	$0.3	$—	$214.3	$705.0	$(212.3)	$707.3

	Three Months Ended September 30, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2020	$0.3	$(7.0)	$236.1	$586.9	$(219.7)	$596.6
Net income	—	—	—	17.2	—	17.2
Issuance of treasury stock	—	6.0	(6.0)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $1.5	—	—	—	—	0.3	0.3
Derivatives designated as hedges, net of income taxes of $(0.1)	—	—	—	—	(0.1)	(0.1)
Pension and other postretirement liability adjustments, net of income taxes of $0.6	—	—	—	—	1.8	1.8
Stock-based compensation expense	—	—	(1.2)	—	—	(1.2)
Balance at September 30, 2020	$0.3	$(1.0)	$228.9	$600.9	$(217.7)	$611.4

	Nine Months Ended September 30, 2020
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2019	$0.3	$(12.6)	$241.8	$532.8	$(192.8)	$569.5
Net income	—	—	—	78.7	—	78.7
Issuance of treasury stock	—	11.6	(11.6)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.6)	—	(9.6)
Foreign currency translation adjustments, net of income taxes of $0.5	—	—	—	—	(25.0)	(25.0)
Derivatives designated as hedges, net of income taxes of $(1.2)	—	—	—	—	(4.5)	(4.5)
Pension and other postretirement liability adjustments, net of income taxes of $1.5	—	—	—	—	4.6	4.6
Stock-based compensation expense	—	—	0.9	—	—	0.9
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
Balance at September 30, 2020	$0.3	$(1.0)	$228.9	$600.9	$(217.7)	$611.4

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

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU 2021-05 requires accounting for leases by lessors with variable lease payments that do not depend on a reference index or a rate as operating leases if any other lease classification would require the lessor to recognize a day-one loss. The provisions of ASU 2021-05 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company early adopted the new standard effective September 30, 2021 using retrospective method of adoption with an immaterial adoption impact to the Company's current year financial statements and no impact to the Company's financial statement for comparative prior year periods.

NOTE 2. ACQUISITIONS

During the nine months ended September 30, 2021 and fiscal year 2020 the Company acquired 100% of voting equity of two businesses, and the assets and liabilities of another business. A summary of the acquisitions made during the periods is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

July 2, 2021	Stock	CMS Technology, Inc ("Prevenio")	Bridgewater, New Jersey	JBT FoodTech
A provider of innovative food safety solutions primarily for the poultry industry as well as produce applications. Prevenio provides a pathogen protection solution through its anti-microbial delivery equipment that enhances food safety and integrity, and creates a safer work environment for its customers and their employees. This acquisition enhances the Company’s recurring revenue portfolio and furthers its investment in solutions that support its customers’ daily operations.

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

	Prevenio(1)	ACS(2)	Total
(In millions)
Financial assets	$8.1	$2.9	$11.0
Inventories	0.2	0.7	0.9
Property, plant and equipment	4.2	—	4.2
Customer relationship (3)	41.0	3.7	44.7
Patents and acquired technology (3)	17.5	3.4	20.9
Trademarks (3)	0.7	0.8	1.5
Deferred taxes	(15.0)	(0.9)	(15.9)
Financial liabilities	(3.1)	(2.9)	(6.0)
Total identifiable net assets	$53.6	$7.7	$61.3

Cash consideration paid	$173.1	$16.8	$189.9
Cash acquired	3.5	1.1	4.6
Net consideration	$169.6	$15.7	$185.3

Goodwill (4)	$119.5	$9.1	$128.6

(1)The purchase accounting for Prevenio is provisional. The valuation of certain working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
(2)The purchase accounting for ACS is provisional. The valuation of intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended June 30, 2021, the Company refined its estimates for other intangibles by ($2.0) million and deferred taxes by $0.5 million. During the quarter ended September 30, 2021, the Company made no significant measurement period adjustments for ACS. The impact of these adjustments was reflected as a net increase in goodwill of $1.3 million. These adjustments resulted in an immaterial impact to the consolidated statement of income.
(3)The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to nineteen years. The intangible assets acquired in 2021 have weighted average useful lives of 15 years for customer relationship, 8 years for patents and acquired technology, and 12 years for trademarks.
(4)The Company expects goodwill of $0.7 million from these acquisitions to be deductible for income tax purposes.
During the second quarter of 2020, the Company acquired certain assets and liabilities of MARS Food Processing Solutions, LLC ("MARS") for a purchase price of $5 million. The Company expects goodwill of $3.1 million from this acquisition to be deductible for income tax purposes.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2020	$505.7	$38.2	$543.9
Acquisitions	128.6	—	128.6
Currency translation	(7.6)	(0.1)	(7.7)
Balance as of September 30, 2021	$626.7	$38.1	$664.8

Intangible assets consisted of the following:

	September 30, 2021		December 31, 2020
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$298.7	$96.7	$256.9	$82.8
Patents and acquired technology	169.6	78.4	151.3	65.2
Trademarks	45.5	14.8	44.8	16.8
Non-amortizing intangible assets	10.6	—	10.8	—
Other	8.8	8.7	9.4	9.3
Total intangible assets	$533.2	$198.6	$473.2	$174.1

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2021	December 31, 2020
Raw materials	$96.7	$87.3
Work in process	59.4	51.4
Finished goods	143.7	136.4
Gross inventories before LIFO reserves and valuation adjustments	299.8	275.1
LIFO reserves	(51.4)	(49.2)
Valuation adjustments	(30.5)	(28.6)
Net inventories	$217.9	$197.3

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Service cost	$0.5	$0.7	$1.7	$1.8
Interest cost	1.7	2.3	5.0	6.9
Expected return on plan assets	(4.0)	(3.3)	(11.8)	(9.9)
Amortization of net actuarial losses	2.3	2.1	6.9	6.1
Net periodic cost	$0.5	$1.8	$1.8	$4.9

The Company expects to contribute $13.7 million to its pension and other post-retirement benefit plans in 2021. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash. The Company made a $10.5 million contribution to its U.S. qualified pension plan during the three and nine months ended September 30, 2021.

NOTE 6. DEBT

Five-year Revolving Credit Facility

On June 19, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provides for a $1 billion revolving credit facility that matures in June 2023. On May 25, 2021, the Company entered into the first amendment to the Credit Agreement with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto (the “Credit Agreement Amendment”). The purpose of the Credit Agreement Amendment was to permit the issuance of the Convertible Senior Notes described below.

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

The Notes were not convertible during the quarter ended September 30, 2021 and none have been converted to date. Also given the average market price of the common stock has not exceeded the exercise price since inception, there is no impact to the diluted earnings per share.

Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, holders may require the Company to repurchase for cash all or any portion of their Notes in multiples of $1,000 principal amounts, at its repurchase price, plus accrued and unpaid interest to, but excluding, the repurchase date.

The Notes are senior unsecured obligations and rank equally in right of payment with all of the Company's existing unsubordinated debt and senior in right of payment to any future debt that is expressly subordinated in right of payment to the Notes. The Notes will be effectively subordinated to any of the Company's existing and future secured debt to the extent of the assets securing such indebtedness.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of September 30, 2021.

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

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	September 30, 2021	December 31, 2020
Revolving credit facility (1)	June 19, 2023	$261.2	$523.9
Less: unamortized debt issuance costs		$(0.5)	$(1.4)
Revolving credit facility, net		$260.7	$522.5

Convertible senior notes (2)	May 15, 2026	$402.5	$—
Less: unamortized debt issuance costs		$(10.3)	$—
Convertible senior notes, net		$392.2	$—

Long-term debt, net		$652.9	$522.5
(1) Weighted-average interest rate at September 30, 2021 was 1.31%
(2) Effective interest rate for the Notes for the quarter ended September 30, 2021 was 0.82%

Interest expense of $0.8 million recognized for the Notes included contractual interest expense of $0.3 million and the amortization of debt issuance cost of $0.5 million for the three months ended September 30, 2021.

Interest expense of $1.1 million recognized for the Notes included contractual interest expense of $0.4 million and the amortization of debt issuance cost of $0.7 million for the nine months ended September 30, 2021.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2021 and 2020 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, June 30, 2021	$(158.0)	$(0.9)	$(46.6)	$(205.5)
Other comprehensive loss before reclassification	—	(0.1)	(8.1)	(8.2)
Amounts reclassified from accumulated other comprehensive income	1.7	0.3	(0.6)	1.4
Ending balance, September 30, 2021	$(156.3)	$(0.7)	$(55.3)	$(212.3)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2021 were $2.3 million of charges to pension expense, other than service cost, net of $0.6 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $0.5 million of interest expense, net of $0.2 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended September 30, 2021 were $0.8 million of benefit in interest expense, net of $0.2 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2020 were $2.4 million of charges to pension expense, other than service cost, net of $0.6 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $0.6 million of interest expense, net of $0.2 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended September 30, 2020 were $0.8 million of benefit in interest expense, net of $0.3 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2020	$(161.4)	$(3.8)	$(54.7)	$(219.9)
Other comprehensive income before reclassification	—	2.1	1.0	3.1
Amounts reclassified from accumulated other comprehensive income	5.1	1.0	(1.6)	4.5
Ending balance, September 30, 2021	$(156.3)	$(0.7)	$(55.3)	$(212.3)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2021 were $6.9 million of charges to pension expense, other than service cost, net of $1.8 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $1.4 million of interest expense, net of $0.4 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2021 were $2.2 million of benefit in interest expense, net of $0.6 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
(In millions)
Beginning balance, December 31, 2019	$(147.0)	$0.1	$(45.9)	$(192.8)
Other comprehensive loss before reclassification	—	(5.2)	(23.4)	(28.6)
Amounts reclassified from accumulated other comprehensive income	4.6	0.7	(1.6)	3.7
Ending balance, September 30, 2020	$(142.4)	$(4.4)	$(70.9)	$(217.7)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2020 were $6.1 million of charges to pension expense, other than service cost, net of $1.5 million in income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $1.0 million of interest expense, net of $0.3 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2020 were $2.2 million of benefit in interest expense, net of $0.6 million income tax provision.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $914.0 million in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of September 30, 2021. The Company expects to complete these obligations and recognize 45% as revenue in 2021, 47% in 2022, and 8% in 2023.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$169.4	$45.1	$484.2	$130.9
Non-recurring (1)	189.7	73.2	547.4	208.2
Total	359.1	118.3	1,031.6	339.1

Geographical Region (2)
North America	201.0	107.8	567.2	297.8
Europe, Middle East and Africa	89.9	7.2	264.0	30.7
Asia Pacific	45.5	2.3	132.1	7.0
Latin America	22.7	1.0	68.3	3.6
Total	359.1	118.3	1,031.6	339.1

Timing of Recognition
Point in Time	170.7	54.0	487.0	149.2
Over Time	188.4	64.3	544.6	189.9
Total	359.1	118.3	1,031.6	339.1

	Three Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$151.1	$36.4	$452.5	$115.0
Non-recurring (1)	149.9	81.8	461.0	259.9
Total	301.0	118.2	913.5	374.9

Geographical Region (2)
North America	166.2	105.2	487.4	330.4
Europe, Middle East and Africa	85.8	6.9	273.6	25.0
Asia Pacific	30.2	4.9	97.6	16.4
Latin America	18.8	1.2	54.9	3.1
Total	301.0	118.2	913.5	374.9

Timing of Recognition
Point in Time	141.6	66.3	431.7	190.9
Over Time	159.4	51.9	481.8	184.0
Total	301.0	118.2	913.5	374.9
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	September 30, 2021	December 31, 2020
Contract Assets	$92.1	$68.3
Contract Liabilities	147.4	123.8

	Balances as of
	September 30, 2020	December 31, 2019
Contract Assets	80.8	74.4
Contract Liabilities	99.3	92.5

The revenue recognized during the nine months ended September 30, 2021 and 2020 that was included in contract liabilities at the beginning of the period amounted to $97.1 million and $74.8 million, respectively. The remainder of the change from December 31, 2020 and December 31, 2019 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations for the respective periods and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Basic earnings per share:
Income from continuing operations	$29.3	$17.2	$86.8	$78.7
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Basic earnings per share from continuing operations	$0.91	$0.54	$2.71	$2.46
Diluted earnings per share:
Income from continuing operations	$29.3	$17.2	$86.8	$78.7
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.1	0.1	0.1	0.1
Total shares and dilutive securities	32.1	32.1	32.1	32.1
Diluted earnings per share from continuing operations	$0.91	$0.54	$2.71	$2.45

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2021				As of December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.9	$12.9	$—	$—	$12.3	$12.3	$—	$—
Derivatives	12.2	—	12.2	—	10.0	—	10.0	—
Total assets	$25.1	$12.9	$12.2	$—	$22.3	$12.3	$10.0	$—
Liabilities:
Derivatives	$5.8	$—	$5.8	$—	$18.8	$—	$18.8	$—
Contingent consideration	—	—	—	—	19.1	—	—	19.1
Total liabilities	$5.8	$—	$5.8	$—	$37.9	$—	$18.8	$19.1

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet, and include an unrealized gain of $0.6 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $426.7 million as of September 30, 2021.

The purchase agreement for the Company's acquisition of Proseal, in the second quarter of 2019, included contingent consideration due to the sellers of Proseal upon achievement of certain earnings targets. The contingent consideration obligation included in the Balance Sheet as other current liabilities as of December 31, 2020 was paid during the quarter ended June 30, 2021.

The following table provides a summary of changes in fair value of contingent consideration during the nine months ended September 30, 2021 and 2020:

	Nine months ended
(In millions)	September 30, 2021	September 30, 2020
Beginning balance	$19.1	$17.4
Measurement adjustments recorded to earnings	—	0.4
Cash payment	(19.4)	—
Foreign currency translation adjustment	0.3	(0.4)
Ending balance	$—	$17.4

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values of the Company's revolving credit facility recorded in long-term debt on the Balance Sheet approximate their fair values due to their variable interest rates.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at September 30, 2021 of $843.3 million, as hedges and therefore does not apply hedge accounting.

The fair values of our foreign currency derivative assets are recorded within other current assets and other assets, and the fair values of foreign currency derivative liabilities are recorded within other current liabilities and other liabilities. The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of September 30, 2021		As of December 31, 2020
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$8.0	$4.9	$10.0	$12.7

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

As of September 30, 2021 and December 31, 2020, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2021
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$11.7	$—	$11.7	$(2.8)	$8.9

(In millions)	As of September 30, 2021
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.3	$—	$5.3	$(2.8)	$2.5

(In millions)	As of December 31, 2020
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10.0	$—	$10.0	$(8.6)	$1.4

(In millions)	As of December 31, 2020
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$16.6	$—	$16.6	$(8.6)	$8.0

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2021	2020	2021	2020
Foreign exchange contracts	Revenue	$(1.0)	$1.5	$(0.6)	$(0.8)
Foreign exchange contracts	Cost of sales	(0.3)	(0.6)	0.5	(0.8)
Foreign exchange contracts	Selling, general and administrative expense	0.8	0.5	1.1	1.8
Total		(0.5)	1.4	1.0	0.2
Remeasurement of assets and liabilities in foreign currencies		0.4	(1.7)	(1.4)	0.1
Net gain (loss) on foreign currency transactions		$(0.1)	$(0.3)	$(0.4)	$0.3

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

At September 30, 2021, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other liabilities of $1.0 million and as accumulated other comprehensive income, net of tax, of $0.7 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. Coupon interest from cross currency swap agreement recorded in interest expense, net was approximately $0.7 million for both the three months ended September 30, 2021 and 2020, and $2.2 million for both the nine months ended September 30, 2021 and 2020.
At September 30, 2021, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $4.2 million and as accumulated other comprehensive income, net of tax, of $3.1 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of September 30, 2021, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Fixed payment revenue	$16.6	$17.2	$49.5	$49.8
Variable payment revenue	3.9	1.9	12.3	10.7
Operating lease revenue	$20.5	$19.1	$61.8	$60.5

Sales-type lease revenue	$5.6	$2.2	$9.9	$5.8

Refer to Note 17. Related Party Transactions for details of operating lease agreements with related parties.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $150.0 million at September 30, 2021, represent guarantees of future performance. The Company has also provided $6.3 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of September 30, 2021, the gross value of such arrangements was $0.8 million, of which its net exposure under such guarantees was $0.04 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Balance at beginning of period	$12.5	$12.0	$11.5	$12.0
Expense for new warranties	3.1	2.7	10.2	9.7
Adjustments to existing accruals	—	(0.4)	(0.2)	(0.8)
Claims paid	(2.5)	(2.8)	(8.3)	(9.2)
Translation	(0.1)	0.2	(0.2)	—
Balance at end of period	$13.0	$11.7	$13.0	$11.7

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

Business segment information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Revenue
JBT FoodTech	$359.1	$301.0	$1,031.6	$913.5
JBT AeroTech	118.3	118.2	339.1	374.9
Total revenue	477.4	419.2	1,370.7	1,288.4

Income before income taxes
Segment operating profit:
JBT FoodTech	48.9	37.9	141.9	127.6
JBT AeroTech	7.0	11.4	29.0	40.2
Total segment operating profit	55.9	49.3	170.9	167.8
Corporate items:
Corporate expense (1)	14.3	13.9	42.2	37.0
Restructuring expense (2)	1.1	7.1	3.1	11.2
Operating income	40.5	28.3	125.6	119.6

Pension expense, other than service cost	0.1	1.1	0.1	3.1
Interest expense, net	2.1	2.9	6.3	11.2
Income from continuing operations before income taxes	$38.3	$24.3	$119.2	$105.3

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

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. During the current quarter, the Company has revised its total estimated costs in connection with this plan, with the original estimate of $9 million to $10 million for FoodTech to be recognized by end of 2021, to a range of $10 million to $11 million to be completed by second quarter of the year 2022. These changes are due to a delay in transfer of the manufacturing process under this plan. The total estimated cost for AeroTech in connection with this plan is approximately $6 million. The Company recognized restructuring charges of $14.2 million, net of a cumulative release of the related liability of $1.2 million, through September 30, 2021.

The following table details the cumulative restructuring charges reported in operating income for the 2020 restructuring plan since the implementation of this plan:

	Cumulative Amount	For The Three Months Ended			Cumulative Amount
(In millions)	Balance as of December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	Balance as of September 30, 2021
2020 restructuring plan
Severance and related expense	7.0	0.2	0.8	0.2	8.2
Inventory write-off	1.9	—	—	—	1.9
Employee overlap costs	0.3	0.4	0.3	0.7	1.7
Retention bonus	0.3	0.4	—	0.1	0.8
Other	0.7	0.2	0.5	0.2	1.6
Total Restructuring charges	$10.2	$1.2	$1.6	$1.2	$14.2

Restructuring charges, net of related release of liability, is reported within the following financial statement line items of the accompanying Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Cost of products (1)	—	1.9	—	1.9
Restructuring expense	1.1	7.1	3.1	11.2
Total restructuring charge	$1.1	$9.0	$3.1	$13.1

(1) Restructuring charge reported in Cost of products is related to inventory write-off resulting from the 2020 restructuring plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2021:

		Impact to Earnings
(In millions)	Balance as of December 31, 2020	Charged to Earnings	Releases	Cash Payments	Balance as of September 30, 2021
2020 restructuring plan
Severance and related expense	$3.7	$1.2	$(0.9)	$(3.4)	$0.6
Employee overlap costs	—	1.4	—	(1.4)	—
Retention bonus	0.1	0.5	—	(0.1)	0.5
Other	0.2	0.9	—	(1.1)	—
Total	$4.0	$4.0	$(0.9)	$(6.0)	$1.1

The Company released $0.9 million of liability during the nine months ended September 30, 2021 which it no longer expects to pay in connection with the 2020 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. MANAGEMENT SUCCESSION COSTS

On September 24, 2020, the Company initiated a management succession plan after Tom Giacomini, the Company's former CEO, resigned from the Company. In connection with this succession plan, the Company entered into a separation agreement with Mr. Giacomini that provided for a lump sum separation payment of $6.4 million. This separation cost of $6.4 million was recognized as Selling, general, and administrative expense in the condensed consolidated statement of income in the three months ended September 30, 2020 and was subsequently paid during the year 2020.

Termination of Mr. Giacomini's employment resulted in the forfeiture of 96,427 nonvested shares under the Company’s stock-based compensation plans. Accordingly, the Company recorded a benefit of $2.9 million associated with the reversal of previously accrued amounts for these unvested shares as stock based compensation expense within selling, general, and administrative expense in the three months ended September 30, 2020.

NOTE 17. RELATED PARTY TRANSACTIONS

The Company is a party to an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of an acquired business. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.2 million and $3.5 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to the expected impact of the COVID-19 pandemic on our business and our results of operations, our plans to mitigate the impact of the pandemic, our strategic plans, our restructuring plans and expected cost savings from those plans, our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:
•the duration of the COVID-19 pandemic and the effects of the pandemic on our ability to operate our business and facilities, on our customers, on our supply chains due to extended delivery times and unavailability of required components and freight, on our cost of labor due to higher labor turnover and shortage of skilled labor and on the economy generally;
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
•increases in energy or raw material prices, freight costs, and lack of availability of raw materials driven by supply chain delays, the unavailability of required components, and inflationary pressures;
•changes in food consumption patterns;
•impacts of pandemic illnesses, food borne illnesses and diseases to various agricultural products;
•weather conditions and natural disasters;
•impact of climate change and environmental protection initiatives;
•our ability to comply with the laws and regulations governing our U.S. government contracts;
•acts of terrorism or war;
•termination or loss of major customer contracts and risks associated with fixed-price contracts, particularly during periods of high inflation;
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

•Execute Impact Initiatives. We are enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of products. In AeroTech, we plan to continue to develop advanced defense products and customer support capability to service global defense customers. Additionally, our impact initiatives are designed to support the reduction in operating costs including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organizational structure.

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

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious resources; and giving back to the communities where we live and work. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help customers meet their environmental objectives. We recognize the responsibility we have to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization designed to ensure more diversity in our leadership and hiring practices. We have completed a comprehensive evaluation to determine which ESG topics are most pressing for our business resulting in a materiality matrix informing our development of an ESG strategy, balanced to ensure we invest responsibly in initiatives that can address the risks and opportunities presented by ESG.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, segment EBITDA (adjusted when appropriate) and segment EBITDA margins.

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted and is expected to continue to result in significant economic disruption, and we have seen adverse affects as a result on our business. While we continue to see positive signs of recovery, the following uncertainties still exist and may contribute to additional negative impacts on our overall financial results to the extent there is a significant resurgence of COVID-19 infections in locations where we or our customers operate:

•our ability to obtain raw material and required components from domestic and international suppliers required to manufacture our products and execution of services;
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

As a result of the global COVID-19 restrictions and social distancing requirements that have continued from the prior year, the food industry continues to experience a notable rise in retail demand which has persisted in 2021. In addition, with these global health restrictions lifting in certain parts of the world as a result of increased vaccination rates, decreasing infection rates and political pressures, foodservice continues to revitalize as restaurants reopen and travel increases. These increases in demand, however promising, are dependent on the continued trend towards reopening which could be slowed if COVID-19 infections and hospitalizations increase.

As FoodTech customers are present in both the retail and foodservice channels, this shifting in demand can create volatility and uncertainty in our customer's purchasing patterns. However, in the third quarter of 2021, our inbound FoodTech orders increased by 23% compared to the same period in 2020 as we continued to see positive recovery specifically for food processors in the quick service restaurant drive through businesses, those servicing the sustained "eat-at-home" trend and ready meals, as well as capital investments continuing to ramp back up for our foodservice and pet food customers. Our customers appear to be investing more to support these trends, addressing immediate capacity needs and creating strong interest in FoodTech's broad product offerings. Expected to offset some of these improvements in orders are continued supply chain challenges as well as labor shortages that we see across many of our markets, driving delays and inefficiencies in our production process. Although the pandemic continues to have negative impacts on our results of operations in FoodTech, we believe it presents an opportunity to accelerate initiatives that were previously underway to bring automation solutions as well as satisfying food safety and hygiene requirements and responding to changes in consumer preferences. Recurring revenue for the FoodTech segment for the quarter has remained strong, and has seen improvement when compared to the same period last year with a 12% increase year over year. These third quarter improvements are driven largely by the continued increase in demand across the foodservice industry as areas remain or continue to reopen, as well as sustained operations within the food processing companies requiring critical maintenance and parts.

For AeroTech, a large portion of our revenue depends on the passenger airline industry. Passenger air travel continues to increase from 2020 levels as vaccines are rolled out globally and travel routes are re-opened. We saw activity at US airports continue to increase during third quarter compared to the prior year, driving improving demand for our equipment and services. However, global passenger traffic continues to be well below pre-pandemic levels which continues to directly impact our mobile equipment business. We expect this impact of the pandemic to continue at least into 2023. Airport infrastructure spending, which is subject to long lead time contracts, remained healthy in the third quarter as we continued to see solid inbound for fixed equipment. Although our projections have more uncertainty than in pre-pandemic periods, we expect demand and inbound orders for these products to continue into 2022. During the quarter we began to see larger impacts of the supply chain disruptions and labor shortages which resulted in operational inefficiencies, drove higher material, labor and freight costs and reduced AeroTech's profitability. However, with ongoing benefits of cost controls including restructuring, as well as the diversity of revenue streams within the business, we expect AeroTech to remain profitable despite these impacts and uncertainties.

Specifically for aftermarket revenue streams within the AeroTech segment, we have begun to see recovery in demand as equipment utilization increases for our customers in line with air traffic demand. While still below pre-pandemic levels, we have seen a 24% increase in aftermarket revenue in the third quarter of 2021 compared to the same period in 2020, and a 2% sequential increase from the second quarter 2021. We note, however, that these improvements may not continue if a broader resurgence in COVID-19 cases causes restrictions to be reinstated.

Furthermore, an outbreak of COVID-19 in any of our production manufacturing facilities may lead to a temporary shut-down that may negatively impact our results, there are no significant concentrations of our operations across our manufacturing facilities such that a short-term single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration and severity, or potential for resurgence, of these COVID-19 related events or the impact this will have on the global economy or our business, we believe that our positive order trends, improving revenues and a strong balance sheet and cash flows will allow us to emerge from these events well-positioned for long-term growth. For a discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position” in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K.

Our Strategy to Mitigate Impacts of COVID-19

As we manage through these uncertainties, our focus is on obtaining orders, maintaining disciplined working capital management, identifying ways to mitigate the supply chain disruptions and resulting inefficiencies, continuing to execute as a critical supplier to the essential food and air transportation industries, and investing in key growth strategies. In addition, we have availed ourselves of tax benefits available under the CARES Act. As of the date of this filing, all of our factories and warehouses are operational.

We continue to maintain protocols under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities, including daily symptoms screening for clearance to work, social distancing requirements in our workplaces, face covering requirements where social distancing is not possible (with some relief available to employees who are vaccinated), facilitation of work from home arrangements for our employees who can perform work functions remotely, and global travel restrictions consistent with CDC and local government guidelines. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce these protocols and policies designed to keep our employees safe, maintain our business operations, and allow us to effectively and efficiently manage through positive COVID cases and potential shut downs in our facilities. Furthermore, we are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our other stakeholders.

Non-GAAP Financial Measures

We present non-GAAP financial measures in this quarterly report on Form 10-Q. These non-GAAP financial measures exclude certain amounts that are included in a measure calculated under U.S. GAAP, or include certain amounts that are excluded from a measure calculated under U.S. GAAP. By excluding or including these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting. The adjustments generally fall within the following categories: restructuring costs, M&A related costs, pension-related costs, management succession costs, constant currency adjustments and other major items affecting comparability of our ongoing operating results.

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

•Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring expense, M&A related costs, which include integration costs and the amortization of inventory step-up from business combinations, advisory and transaction costs for both potential and completed M&A transactions and strategy (“M&A related costs”), management succession costs, and impact on tax provision from remeasurement of deferred taxes for material tax rate changes.

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

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.
The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash provided by continuing operating activities	$163.3	$161.1
Less: capital expenditures	33.9	22.7
Plus: proceeds from sale of fixed assets	2.0	1.2
Plus: pension contributions	12.3	0.6
Free cash flow (FCF)	$143.7	$140.2

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2021	2020	2021	2020
Income from continuing operations as reported	$29.3	$17.2	$86.8	$78.7

Non-GAAP adjustments
Restructuring related costs
Restructuring expense	1.1	7.1	3.1	11.2
Inventory impairment due to restructuring	—	1.9	—	1.9
M&A related cost	3.6	0.9	8.5	4.4
Management succession costs	—	3.5	—	3.5
Impact on tax provision from Non-GAAP adjustments(1)	(1.1)	(4.0)	(2.8)	(5.9)
Impact on tax provision from remeasurement of deferred taxes from material tax rate changes	—	—	4.4	—
Adjusted income from continuing operations	$32.9	26.6	$100.0	93.8

Income from continuing operations as reported	29.3	17.2	86.8	78.7
Total shares and dilutive securities	32.1	32.1	32.1	32.1
Diluted earnings per share from continuing operations	0.91	0.54	2.71	2.45

Adjusted income from continuing operations	32.9	26.6	100.0	93.8
Total shares and dilutive securities	32.1	32.1	32.1	32.1
Adjusted diluted earnings per share from continuing operations	1.02	0.83	3.12	2.92
(1)     Impact on income tax provision was calculated using our annual effective tax rate of 24.2% and 24.7% for the quarters ended September 30, 2021 and 2020, respectively.

The tables below provide a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income	$29.3	$17.2	$86.8	$78.7

Income from continuing operations as reported	29.3	17.2	86.8	78.7
Income tax provision	9.0	7.1	32.4	26.6
Interest expense, net	2.1	2.9	6.3	11.2
Depreciation and amortization	20.0	18.0	56.6	53.2
EBITDA	60.4	45.2	182.1	169.7

Restructuring related costs
Restructuring expense	1.1	7.1	3.1	11.2
Inventory impairment due to restructuring	—	1.9	—	1.9
Pension expense, other than service cost	0.1	1.1	0.1	3.1
M&A related cost	3.6	0.9	8.5	4.4
Management succession costs	—	3.5	—	3.5
Adjusted EBITDA	$65.2	$59.7	$193.8	$193.8

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Three Months Ended September 30, 2021
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$48.9	$7.0	$(15.4)	$40.5
Restructuring expense	—	—	1.1	1.1
M&A related cost	0.3	—	3.3	3.6
Adjusted operating profit	49.2	7.0	(11.0)	45.2
Depreciation and amortization	17.9	1.2	0.9	20.0
Adjusted EBITDA	$67.1	$8.2	$(10.1)	$65.2

Revenue	$359.1	$118.3	$—	$477.4
Operating profit %	13.6%	5.9%		8.5%
Adjusted operating profit %	13.7%	5.9%		9.5%
Adjusted EBITDA %	18.7%	6.9%		13.7%

	Nine Months Ended September 30, 2021
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$141.9	$29.0	$(45.3)	$125.6
Restructuring expense	—	—	3.1	3.1
M&A related cost	1.1	—	7.4	8.5
Adjusted operating profit	143.0	29.0	(34.8)	137.2
Depreciation and amortization	51.1	3.2	2.3	56.6
Adjusted EBITDA	$194.1	$32.2	$(32.5)	$193.8

Revenue	$1,031.6	$339.1	$—	$1,370.7
Operating profit %	13.8%	8.6%		9.2%
Adjusted operating profit %	13.9%	8.6%		10.0%
Adjusted EBITDA %	18.8%	9.5%		14.1%

	Three Months Ended September 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$37.9	$11.4	$(21.0)	$28.3
Restructuring related costs
Restructuring expense	—	—	7.1	7.1
Inventory impairment due to restructuring	—	1.9	—	1.9
M&A related cost	0.7	—	0.2	0.9
Management succession costs	—	—	3.5	3.5
Adjusted operating profit	38.6	13.3	(10.2)	41.7
Depreciation and amortization	16.0	1.3	0.7	18.0
Adjusted EBITDA	$54.6	$14.6	$(9.5)	$59.7

Revenue	$301.0	$118.2	$—	$419.2
Operating profit %	12.6%	9.6%		6.8%
Adjusted operating profit %	12.8%	11.3%		9.9%
Adjusted EBITDA %	18.1%	12.4%		14.2%

	Nine Months Ended September 30, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$127.6	$40.2	$(48.2)	$119.6
Restructuring related costs
Restructuring expense	—	—	11.2	11.2
Inventory impairment due to restructuring	—	1.9	—	1.9
M&A related cost	1.0	—	3.4	4.4
Management succession costs	—	—	3.5	3.5
Adjusted operating profit	128.6	42.1	(30.1)	140.6
Depreciation and amortization	47.2	4.0	2.0	53.2
Adjusted EBITDA	$175.8	$46.1	$(28.1)	$193.8

Revenue	$913.5	$374.9	$—	$1,288.4
Operating profit %	14.0%	10.7%		9.3%
Adjusted operating profit %	14.1%	11.2%		10.9%
Adjusted EBITDA %	19.2%	12.3%		15.0%

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Total revenue	$477.4	$419.2	$58.2	13.9%
Cost of sales	334.9	292.0	(42.9)	(14.7)%
Gross profit	142.5	127.2	15.3	12.0%
Gross profit %	29.8%	30.3%	-50 bps
Selling, general and administrative expense	100.9	91.8	(9.1)	(9.9)%
Restructuring expense	1.1	7.1	6.0	84.5%
Operating income	40.5	28.3	12.2	43.1%
Operating income %	8.5%	6.8%	170 bps
Pension expense, other than service cost	0.1	1.1	1.0	90.9%
Interest expense, net	2.1	2.9	0.8	27.6%
Income from continuing operations before income taxes	38.3	24.3	14.0	57.6%
Income tax provision	9.0	7.1	(1.9)	(26.8)%
Income from continuing operations	29.3	17.2	12.1	70.3%
Net income	$29.3	$17.2	$12.1	70.3%

Total revenue for the three months ended September 30, 2021 increased $58.2 million compared to the same period in 2020. This was a 14% increase, with a 10% growth from organic revenue, a 3% gain from acquisitions and a 1% gain from foreign currency translation. Growth from organic revenue was primarily caused by higher equipment and recurring revenue, partially offset by delays in services and shipments caused by supply chain issues and labor shortages.

Operating income margin was 8.5% for the three months ended September 30, 2021 compared to 6.8% in the same period in 2020, an increase of 170 bps, as a result of the following drivers:

•Gross profit margin decreased 50 bps to 29.8% compared to 30.3% in the same period last year. Gross profit margins were negatively impacted by the supply chain disruptions and labor shortages that resulted in operations inefficiencies driving higher material, labor and logistics costs.
•Selling, general and administrative expense increased $9.1 million from prior year, however improved as a percentage of total revenue by 80 bps to 21.1% in the third quarter 2021 down from 21.9% in the prior year driven by leveraging of fixed costs as volumes increased year-over-year, partially offset by higher M&A related costs and the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19.
•Restructuring expense decreased $6.0 million. As a percent of revenue, these expenses have decreased 150 bps to 0.2% compared to 1.7% in the same period last year.
•Currency translation had an immaterial impact on operating income.

Pension expense, other than service cost decreased from $1.1 million in 2020 to $0.1 million for the three months ended September 30, 2021, resulting from a lower interest cost on pension obligation and a higher expected return on pension assets, partially offset by the amortization of higher actuarial losses.

Interest expense, net decreased $0.8 million resulting from lower interest rates in the period.

Income tax expense for the three months ended September 30, 2021 reflected an effective income tax rate of 24.2% compared to 24.7% in the same period in 2020.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Revenue
JBT FoodTech	$359.1	$301.0	$58.1	19.3%
JBT AeroTech	118.3	118.2	0.1	0.1%
Total revenue	$477.4	$419.2	$58.2	13.9%
Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$48.9	$37.9	$11.0	29.0%
JBT FoodTech segment operating profit %	13.6%	12.6%	100 bps
JBT AeroTech	7.0	11.4	(4.4)	(38.6)%
JBT AeroTech segment operating profit %	5.9%	9.6%	-370 bps
Total segment operating profit	55.9	49.3	6.6	13.4%
Total segment operating profit %	11.7%	11.8%	-10 bps
Corporate items:
Corporate expense	14.3	13.9	(0.4)	(2.9)%
Restructuring expense	1.1	7.1	6.0	84.5%
Operating income	$40.5	$28.3	$12.2	43.1%
Operating income %	8.5%	6.8%	170 bps

Inbound orders:
JBT FoodTech	$382.0	$310.4
JBT AeroTech	138.7	110.8
Total inbound orders	$520.7	$421.2

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

JBT FoodTech

FoodTech revenue increased by $58.1 million or 19% for the third quarter ended September 30, 2021 compared to the same period in 2020. Organic revenue grew $43.7 million in the period compared to the prior year and acquisitions provided additional revenue of $11.1 million during the quarter. Favorable foreign currency translation provided an additional $3.3 million in revenue year over year. Equipment revenue represented 75% of the total organic revenue growth on a constant currency basis, with $32.6 million of additional revenue in the third quarter 2021 compared to the same period in 2020. Recurring revenue also increased by $11.1 million.

FoodTech operating profit increased $11.0 million, or 29%, for the quarter ended September 30, 2021 compared to the same period in 2020. Operating profit margin was 13.6% in 2021 compared to 12.6% in the prior year. Gross profit margins declined 90 bps in the quarter compared to the same period in 2020 as they were negatively impacted by the supply chain disruptions and resulting inefficiencies driving increases in material costs, as well as additional labor costs resulting from the ongoing labor shortage and increased market competition. This decline in margin was more than offset by selling, general and administrative expenses which increased $6.6 million, but improved as a percentage of total revenues to 18.7% in the third quarter 2021 down from 20.1% in the prior year. This improvement was driven by better leverage on fixed costs as volumes increased year-over-year. Currency translation did not have a material impact in the quarter.

JBT AeroTech

JBT AeroTech's revenue in the third quarter of 2021 was flat with the same period in 2020. Our mobile equipment business contributed a 2% increase and our service business contributed a 4% increase which were offset by a 6% decline in our fixed equipment business. The mobile equipment increase was primarily due to higher aftermarket sales partly offset by supply chain issues which caused delays in shipping equipment. The increase in service revenue was a result of an increase in service hours on our maintenance contracts as activity at US airports began to increase as a result of the elimination of customer imposed service hour reductions relating to COVID-19 compared to the prior year. The decline in our fixed equipment business was driven by lower passenger boarding bridge revenue and related products and services primarily due to labor shortages and customer related delays partially offset by an increase in aftermarket sales. Currency translation had an immaterial impact.

AeroTech operating profit declined $4.4 million or 38.6% in the third quarter of 2021 compared to 2020. JBT AeroTech's operating profit margin was 5.9% compared to 9.6% in the prior year, reflecting a decline of 370 bps. Gross profit margins decreased 210 bps mainly driven by higher material, labor and freight costs partially offset by a favorable mix of aftermarket revenues. Selling, general and administrative expenses in 2021 were $2.1 million above 2020 which is an increase of 19%. The increase in 2021 was primarily due to the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense increased $0.4 million during the three months ended September 30, 2021, compared to the same period in 2020. The increase was driven primarily by higher M&A related costs and incentive compensation expense, both of which were reduced in the prior year as a result of the impact of COVID-19. The increase was partially offset by lower costs relating to restructuring expense and management succession costs. Corporate expense decreased as a percentage of sales from 3.3% in the prior year to 3.0% for the three months ended September 30, 2021.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Total revenue	$1,370.7	$1,288.4	$82.3	6.4%
Cost of sales	945.1	888.0	(57.1)	(6.4)%
Gross profit	425.6	400.4	25.2	6.3%
Gross profit %	31.0%	31.1%	-10 bps
Selling, general and administrative expense	296.9	269.6	(27.3)	(10.1)%
Restructuring expense	3.1	11.2	8.1	72.3%
Operating income	125.6	119.6	6.0	5.0%
Operating income %	9.2%	9.3%	-10 bps
Pension expense, other than service cost	0.1	3.1	3.0	96.8%
Interest expense, net	6.3	11.2	4.9	43.8%
Income from continuing operations before income taxes	119.2	105.3	13.9	13.2%
Income tax provision	32.4	26.6	(5.8)	(21.8)%
Income from continuing operations	86.8	78.7	8.1	10.3%
Net income	$86.8	$78.7	$8.1	10.3%

Total revenue for the nine months ended September 30, 2021 increased $82.3 million compared to the same period in 2020. This was a 6% increase with a 3% growth from organic revenue, a 2% gain from foreign currency translation, and a 1% gain from acquisitions. Growth from organic revenue was primarily caused by a higher equipment and recurring revenue, partially offset by delays in services and shipments caused by supply chain issues and labor shortages.

Operating income margin was 9.2% for the nine months ended September 30, 2021 compared to 9.3% in the same period in 2020, a decrease of 10 bps, as a result of the following drivers:

•Gross profit margin decreased 10 bps to 31.0% compared to 31.1% in the same period last year. This decrease was the result of the supply chain disruptions and resulting inefficiencies driving increases in material costs, logistics costs, and additional labor costs resulting from the ongoing labor shortages.
•Selling, general and administrative expense increased $27.3 million from prior year, and as a percent of revenue increased 80 bps to 21.7% compared to 20.9% in the same period last year. This was due to an increase in M&A related costs, incentive compensation expense and the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19, partially offset by leveraging of fixed costs as volumes increased year-over-year.
•Restructuring expense decreased $8.1 million. As a percent of revenue, these expenses have decreased 70 bps to 0.2% compared to 0.9% in the same period last year.
•Currency translation increased operating income by $2.8 million.

Pension expense, other than service cost, decreased from $3.1 million in 2020 to $0.1 million for the nine months ended September 30, 2021, resulting from a lower interest cost on pension obligation and a higher expected return on pension assets, partially offset by the amortization of higher actuarial losses.

Interest expense, net decreased $4.9 million resulting from lower average debt levels and lower interest rates.

Income tax expense for the nine months ended September 30, 2021 reflected an effective income tax rate of 24.2% compared to 24.7% in the same period in 2020. In addition, discrete tax expense of $4.4 million related to the remeasurement of UK deferred taxes to reflect the UK income tax rate increase was recognized in the second quarter of 2021.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2021	2020	Change	%
Revenue
JBT FoodTech	$1,031.6	$913.5	$118.1	12.9%
JBT AeroTech	339.1	374.9	(35.8)	(9.5)%
Total revenue	$1,370.7	$1,288.4	$82.3	6.4%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$141.9	$127.6	$14.3	11.2%
JBT FoodTech segment operating profit %	13.8%	14.0%	-20 bps
JBT AeroTech	29.0	40.2	(11.2)	(27.9)%
JBT AeroTech segment operating profit %	8.6%	10.7%	-210 bps
Total segment operating profit	170.9	167.8	3.1	1.8%
Total segment operating profit %	12.5%	13.0%	-50 bps
Corporate items:
Corporate expense	42.2	37.0	(5.2)	(14.1)%
Restructuring expense	3.1	11.2	8.1	72.3%
Operating income	$125.6	$119.6	$6.0	5.0%
Operating income %	9.2%	9.3%	-10 bps

Inbound orders:
JBT FoodTech	$1,165.3	$888.6
JBT AeroTech	421.6	347.3
Total inbound orders	$1,586.9	$1,235.9

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

JBT FoodTech

FoodTech revenue increased by $118.1 million or 12.9% in the nine months ended September 30, 2021 compared to the same period in 2020. Organic revenue grew $76.1 million in the period compared to the prior year, and favorable foreign currency translation provided an additional $28.6 million in revenue year over year. Revenue from the acquisitions was $13.4 million. Equipment revenue represented 77% of the organic revenue growth year-to-date on a constant currency basis, with $58.7 million of additional revenue in the nine months ended 2021 compared to the same period in 2020. Recurring revenue drove the remaining increase of $17.4 million.

FoodTech operating profit increased $14.3 million, or 11.2%, in the nine months ended September 30, 2021 compared to the same period in 2020. Operating profit margin was 13.8% in 2021 compared to 14.0% in the prior year. This decrease was driven by gross profit margins which declined 90 bps in the nine months ended September 30, 2021 compared to the same period in 2020. These margins reflected a higher mix of revenue from the faster growing equipment revenue stream as compared to the higher margin recurring revenue streams, with recurring revenue dropping from 49% to 48% of total year-to-date revenue year over year. In addition, margins were negatively impacted by the supply chain disruptions and resulting inefficiencies driving increases in material and labor costs. Selling, general and administrative expense increased $17 million from prior year, but as a percent of revenue decreased to 19.2% compared to 19.8% in the same period last year. The increase in expense was primarily due to the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation increased operating income by $3.7 million in the nine months ended September 20, 2021.

JBT AeroTech

JBT AeroTech's revenue declined $35.8 million or 9.5% for the nine months ended September 30, 2021 compared to the same period in 2020. This is a 10% decrease with an 8% decline from our fixed equipment business and a 3% decline from our mobile equipment business which were partly offset by a 1% increase in our service business. The decline in our fixed equipment business was primarily due to labor shortages and customer related delays partially offset by an increase in aftermarket sales. The mobile equipment decline was due to lower equipment sales driven by supply chain issues which caused delays in shipping equipment and lower customer demand as a result of COVID-19 partly offset by higher aftermarket sales. The increase in service revenue was a result of an increase in service hours on our maintenance contracts as activity at US airports began to increase as a result of the elimination of customer imposed service hour reductions relating to COVID-19 compared to the prior year. Currency translation had an immaterial impact.

AeroTech operating profit declined $11.2 million or 27.9% for the nine months ended September 30, 2021 compared to the same period in 2020. JBT AeroTech's operating profit margin was 8.6% compared to 10.7% in the prior year, reflecting a decline of 210 bps. Gross profit margins decreased 40 bps driven by higher material, labor and freight costs and lost leverage of fixed manufacturing costs as a result of lower revenue partially offset by a favorable mix of aftermarket revenues. Selling, general and administrative expenses in 2021 were $2.8 million above 2020 which is an increase of 8%. The increase in 2021 was due to the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation did not have a significant impact on our operating profit comparative results for AeroTech.

Corporate Expense

Corporate expense increased $5.2 million during the nine months ended September 30, 2021, compared to the same period in 2020. The increase was driven primarily by higher M&A related costs and incentive compensation expense, both of which were reduced in the prior year as a result of the impact of COVID-19. The increase was partially offset by lower costs relating to restructuring expense and management succession costs. Corporate expense increased as a percentage of sales from 2.9% in the prior year to 3.1% for the nine months ended September 30, 2021.

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. During the current quarter, we have revised our total estimated costs in connection with this plan, with the original estimate of $9 million to $10 million for FoodTech to be recognized by end of the year 2021, to a range of $10 million to $11 million to be completed by second quarter of the year 2022. These changes are due to a delay in transfer of the manufacturing process under this plan. The total estimated cost for AeroTech in connection with this plan is approximately $6 million. We recognized restructuring charges of $14.2 million, net of a cumulative release of the related liability of $1.2 million, through September 30, 2021.

The following table details the cumulative amount of annualized savings and incremental savings for the 2020 restructuring plan:

	Cumulative Amount	Incremental Amount			Cumulative Amount
(In millions)	As of December 31, 2020	During the quarter ended March 31, 2021	During the quarter ended June 30, 2021	During the quarter ended September 30, 2021	As of September 30, 2021
Cost of sales	$0.5	$0.8	$1.3	$1.3	$3.9
Selling, general and administrative	0.2	0.2	0.4	0.5	1.3
Total restructuring savings	$0.7	$1.0	$1.7	$1.8	$5.2

Changes to the estimated costs and timing of completion of the 2020 restructuring plan, as described above, did not materially impact the amount or timing of its anticipated incremental savings that we expect to realize during the remaining three months in 2021 and in the year 2022 as follows:

(In millions)	Remainder of 2021 (est.)	2022 (est.)
Cost of sales	$1.1	$1.4
Selling, general and administrative	0.5	1.2
Total expected incremental cost savings	$1.6	$2.6

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

Our liquidity as of September 30, 2021, or cash plus borrowing capacity under our revolving credit facilities was $388.3 million. The cash flows generated by our operations and the revolving credit facility are expected to be sufficient to satisfy our working capital needs, new product development, restructuring expense, capital expenditures, dividend payments, pension contributions and other financing requirements over the next twelve months.

For the nine months ended September 30, 2021, we had total operating cash flow of $163.3 million and $143.7 million in free cash flow. For full year 2021, we expect to generate positive cash flows. In addition, we anticipate capital expenditures of approximately $50 million for 2021 compared to $34.3 million in prior year. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. Increase in our capital expenditure year over year is due to our limited capital spending in prior year as part of our strategy to mitigate the impact of COVID-19 on our liquidity, and a higher current and anticipated capital spending driven, in part, by continued strategic investments in our digital capabilities. We believe JBT's strong balance sheet, operating cash flows, and access to capital at September 30, 2021 positions us to navigate through the challenging economic conditions associated with the COVID-19 pandemic and continue to invest in growth strategies including our acquisition program and new product development.

As of September 30, 2021, we had $58.2 million of cash and cash equivalents, $46.5 million of which was held by our foreign subsidiaries. Although these funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income taxes and foreign withholding taxes. At this time it is not practicable to determine the unrecognized deferred tax liability related to foreign cash permanently reinvested in foreign subsidiaries.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During the nine months ended September 30, 2021, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We use the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. There is no amount outstanding subject to this IRS guidance as of September 30, 2021.

Cash Flows

Cash flows for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash provided by continuing operating activities	$163.3	$161.1
Cash required by investing activities	(217.2)	(26.0)
Cash provided (required) by financing activities	66.9	(121.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.3)	(2.7)
Increase in cash and cash equivalents	$10.7	$11.1

Cash provided by continuing operating activities during the nine months ended September 30, 2021 was $163.3 million, representing a $2.2 million increase compared to the same period in 2020. This increase was driven primarily by lower payments for accounts payable and higher customer collection of advance payments partially offset by lower customer collections for trade receivable, higher investment in inventory and higher pension contributions.

Cash required by investing activities during the nine months ended September 30, 2021 was $217.2 million, an increase of $191.2 million compared to the same period in 2020, primarily due to an increase in acquisition and capital expenditure spending year over year.

Cash provided by financing activities of $66.9 million during the nine months ended September 30, 2021 was primarily due to net proceeds from the issuance of the convertible notes, bond hedge and warrant transactions, partially offset by paying down borrowings under our revolving credit facility and payment of acquisition date earn-out liability. Cash required by financing activities of $121.3 million during the nine months ended September 30, 2020 was primarily due to paying down our borrowings from domestic credit facility in 2020.

Financing Arrangements

As of September 30, 2021 we had $261.2 million drawn on and $731.1 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of September 30, 2021, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

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

As of September 30, 2021, we have entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of September 30, 2021 all of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.81%.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2021. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2021. We have concluded that, as of September 30, 2021, our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended September 30, 2021.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2021:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)
July 1, 2021 through July 31, 2021	—	$—	—	$30.0
August 1, 2021 through August 31, 2021	—	—	—	30.0
September 1, 2021 through September 30, 2021	—	—	—	30.0
	—	$—	—	$30.0

(1)Shares that may be repurchased under a share repurchase program for up to $30 million of common stock that was authorized by the Board of Directors in 2018 and is set to expire on December 31, 2021. Refer to the Annual Report on Form 10-K for the year ended December 31, 2020, Note 11. Stockholders' Equity for share repurchase program details.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1*	Offer letter to Shelley Bridarolli.

10.2*	Offer letter to Bob Petrie.

10.3*	Thirtieth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Vice President, Corporate Controller and duly authorized officer
(Principal Accounting Officer)
Date: October 29, 2021