Form 10-K
period 2021-12-31
John Bean Technologies CORP
filed 2022-02-24
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $4,466,126,759.
At February 17, 2022, there were 31,770,216 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to the expected impact of the COVID-19 pandemic on our business and our results of operations, our plans to mitigate the impact of the pandemic, our strategic plans, our restructuring plans and expected cost savings from those plans, our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:

•the duration of the COVID-19 pandemic and the effects of the pandemic on our ability to operate our business and facilities, on our customers, on our workforce resulting in higher labor absenteeism, on our supply chains due to extended delivery times and unavailability of required components and freight, on our cost of labor due to higher labor turnover and shortage of skilled labor and on the economy generally;
•fluctuations in our financial results;
•unanticipated delays or acceleration in our sales cycles;
•deterioration of economic conditions;
•disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;
•changes to trade regulation, quotas, duties or tariffs;
•risks associated with acquisitions or strategic investments;
•fluctuations in currency exchange rates;
•difficulty in implementing our business strategies;
•increases in energy or raw material prices, freight costs, and inflationary pressures;
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

ITEM 1.    BUSINESS

GENERAL

We operate our business through two segments, JBT FoodTech and JBT AeroTech. We are a leading global technology solutions and service provider to high-value segments of the food, beverage, and aviation support industry. Through our FoodTech segment, our mission is to make better use of the world’s precious resources by providing solutions that substantially enhance our customers’ success, and in doing so design, produce and service sophisticated and critical products and systems for food and beverage companies that improve yields and boost efficiency. JBT also sells critical equipment and services to domestic and international air transportation customers through our AeroTech segment. Both segments operate globally and serve multi-national and regional markets.

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

DESCRIPTION OF BUSINESS

Products and services

JBT FoodTech provides comprehensive solutions throughout the food production value chain that includes:

•Protein. Our Protein offerings include primary, secondary and further value-added processing, mixing/grinding, injecting, marinating, tumbling, portioning, packaging, coating, cooking, frying, freezing, weighing, X-ray food inspection, and food safety solutions.

•Diversified Food & Health. Our Diversified Food & Health offerings include processing, preserving, and packaging which support a large and growing portfolio of food and health end markets in extracting, mixing, blending, pasteurizing, sterilizing, concentrating, high pressure processing, filling, closing, sealing, and final packaging.

•Automated Guided Vehicle Systems. Our Automated Guided Vehicle Systems offerings include stand-alone, fully-integrated, and dual-mode robotic systems for material movement requirements with a wide variety of applications including manufacturing, warehouse, and medical facilities.

JBT AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies, defense forces and defense contractors. The product offerings of our AeroTech businesses include:

•Mobile Equipment. Our mobile air transportation equipment includes commercial and defense cargo loading, aircraft deicing, aircraft towing, and aircraft ground power and cooling systems.

•Fixed Equipment. We provide gate equipment for passenger boarding.

•Airport Services. We also maintain and enhance airport equipment, systems, and facilities.

We provide aftermarket products, parts, and services for our installed base of JBT FoodTech and JBT AeroTech equipment, including retrofits and refurbishments to accommodate the changing operational requirements of our customers. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, such as ProCare, and consulting services. As part of our aftermarket program, we offer technology for enterprise asset management and real-time operations monitoring with iOPS™.

Sales and Marketing
We sell and market our products and services predominantly through a direct sales force, supplemented with independent distributors, sales representatives, and technical service team. Our experienced global sales force is comprised of individuals with strong technical expertise in our products and services and the industries in which they are sold.

We support our sales force with marketing and training programs that are designed to increase awareness of our product offerings and highlight our differentiation while providing a set of sales tools to aid in the sales of our technology solutions. We actively employ a broad range of marketing programs to inform and educate customers, the media, industry analysts, and academia through targeted newsletters, our web-site, seminars, trade shows, user groups, and conferences. We regularly introduce new internal digital resources designed to accelerate the quote-to-order process, identify cross-selling opportunities between our separate businesses. In addition, we utilize marketing automation processes and technology to drive lead generation.

Competition
We conduct business worldwide and compete with large multinational companies as well as a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area.

We compete by leveraging our industry expertise to provide differentiated and proprietary technology, integrated systems, high product quality and reliability, and comprehensive aftermarket service. We strive to provide our customers with equipment that delivers a lower total cost of ownership, distinguishing ourselves by providing reliable uptime, labor reduction through automation, increased yields, and improved product quality, while helping customers achieve ambitious environmental goals of lowering energy and water usage, reducing food waste, and enhancing food safety. Our ability to provide comprehensive sales and service in all major regions of the world, by maintaining local personnel in region, differentiates us from regional competition.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. The installed base of our equipment is a source of recurring revenue from aftermarket products, parts, services, and lease arrangements. Recurring revenue accounted for 47% of our FoodTech total revenue and 38% of our AeroTech total revenue in 2021. The installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our customers.

Geographic Information
We have operations strategically positioned around the world to serve the existing JBT FoodTech and JBT AeroTech equipment base located in more than 100 countries. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.

Customers
No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

Government Contracts
AeroTech supplies equipment to the U.S. Department of Defense and international forces. The amount of equipment and parts supplied to these programs is dependent upon annual government appropriations and levels of defense spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government and defense contractors are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 694 United States and foreign issued patents and have approximately 338 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 960 registrations and pending applications in the United States and abroad. A substantial majority of these patents, trademarks and tradenames are associated with the FoodTech segment. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Sources and Availability of Raw Materials
All of our business segments purchase carbon steel, stainless steel, aluminum, and/or steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs. However, the disruptions to the global economy from impacts of the COVID-19 pandemic have impeded global supply chains resulting in longer lead times and increased raw material costs. We expect supply chain disruptions to continue into 2022, the effect of which will depend in part on our ability to successfully mitigate and offset the impact of these events.

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

Human Capital Management
We have employees located throughout the world. As of fiscal year end 2021, we have approximately 6,600 employees worldwide, with approximately 3,600 located in the United States. Approximately 8% of our employees in the United States are represented by three collective bargaining agreements, and less than 2% of employees in the United States are represented by agreements that will expire within a year. Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 49% of our international employees are covered by global employee representation bodies. We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

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

JBT embraces diversity, equity and inclusion ("DEI"), and we believe a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives. We are committed to creating an inclusive culture where employees can bring their whole selves to work and we strive to use our resources to support causes that help to create a respectful and accepting global community. As part of JBT’s commitment to DEI, we established a global DEI Council in 2021 that partners with our executive management team to develop and deploy programs, processes and communications to further our DEI objectives. Specifically, we have partnered with Dr. Arin Reeves with Nextions LLC, an industry leader in DEI, to continue with our deployment of the JBT Inclusive Leadership Series (ILS). The ILS is a 6-session program that focuses on providing a series of structured and interactive leadership training session to leaders across the organization, with the primary objective to help JBT leaders incorporate inclusive practices into the way leaders manage their teams. We are also focused on recruitment of diverse candidates as well as on internal talent development of our diverse leaders so that they can advance their careers and move into leadership positions within the company. In addition, we announced the JBT Tom Giacomini Engineering Scholarship Program in 2021 to provide twelve annual individual scholarships to minority students pursuing an engineering degree that are currently members of one of three national organizations: the Society of Women Engineers (SWE), the Society of Hispanic Professional Engineers (SHPE), and the National Society of Black Engineers (NSBE).

We invest in programs and processes that develop our employees' capabilities to ensure that we have the talent we need to execute our strategic business plans. Our executive Performance Management Program ensures that all leaders have clear priorities, and that their performance relative to these priorities are linked to their total rewards package. Our annual Leadership Development Process include talent discussions in each of our businesses and corporate functions and culminates in a talent review with the executive leadership team and the Compensation Committee of the Board of Directors. The result is a specific and actionable talent plan in every business that ensures the execution of the important priorities set for each business. In addition this review process includes discussions on management succession planning, retention risk and potential organization design based on employee performance. Our Leader Excellence Program provides an overview of the 13 competencies that have been identified in successful JBT leaders and deploys a formal framework through which these traits can be assessed and developed more broadly in our workforce. This ensures a fair, accurate and consistent approach in the development and assessment of leaders and potential leaders.

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

We are also subject to laws and regulations related to conflict minerals, forced labor, export compliance, anti-corruption, and immigration and we have adopted policies, procedures and employee training programs that are designed to facilitate compliance with those laws and regulations.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 19, 2022, are as follows:

Name	Age	Office
Brian A. Deck	53	President and Chief Executive Officer
Matthew J. Meister	43	Executive Vice President and Chief Financial Officer
Shelley Bridarolli	51	Executive Vice President, Chief Human Resources Officer
James L. Marvin	61	Executive Vice President, General Counsel and Assistant Secretary
Kristina Paschall	47	Executive Vice President, Chief Information and Digital Officer
David C. Burdakin	66	Executive Vice President and President, AeroTech
Carlos Fernandez	52	Executive Vice President and President, Diversified Food and Health
Robert Petrie	52	Executive Vice President and President, Protein
Jessi L. Corcoran	39	Vice President, Corporate Controller and Chief Accounting Officer

BRIAN A. DECK became our President and Chief Executive Officer in December 2020 after serving as the interim Chief Executive Officer from June 2020 to December 2020. Mr. Deck served as our Vice President and Chief Financial Officer of JBT Corporation from February 2014 until December 2020. Prior to joining JBT, he served as Chief Financial Officer (since May 2011) of National Material L.P., a private diversified industrial holding company. Mr. Deck served as Vice President of Finance and Treasury (from November 2007 to May 2011) and as Director, Corporate Financial Planning and Analysis (from August 2005 to November 2007) of Ryerson Inc., a metals distributor and processor. Prior to his service with Ryerson, Mr. Deck held various positions with General Electric Capital, Bank One (now JPMorgan Chase & Co.), and Cole Taylor Bank.

MATTHEW J. MEISTER became our Chief Financial Officer in December 2020 after serving as the interim Chief Financial Officer during the course of 2020. Mr. Meister joined JBT in May 2019 as Vice President and CFO for JBT Protein, with responsibility for all accounting and finance activity for the Protein Division within the FoodTech segment. He joined the Company with extensive experience in global manufacturing across various industries including automotive, medical devices, and general industrial applications, including his prior roles at IDEX Corporation, where he held several finance leadership roles within the operations, ending with the Group Vice President, Health and Science Technologies role. Prior to joining IDEX in January 2013, he held various roles of increasing responsibility within the business units and at corporate at Navistar International Corporation.

SHELLEY BRIDAROLLI became our as Executive Vice President, Human Resources in September 2021. Prior to that, Ms. Bridarolli was the Senior Vice President Human Resources of Dana Incorporated from November 2018 until April 2020. Before joining Dana Incorporated, she was the Vice President Human Resources for the PowerDrive Systems Division of BorgWarner, Inc. from August 2014 to November 2018, and also served as Borg Warner’s Interim Chief Human Resources Officer from July to November 2018. Prior to that, Ms. Bridarolli held progressive senior HR leadership roles at Eaton Corporation between May 2001 and August 2014. Ms. Bridarolli began her professional career in 1998 with National Fuel Exploration Company in Calgary, Canada. Ms. Bridarolli holds an MBA from Royal Roads University and her Bachelor of Arts Degree from University of Lethbridge.

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

KRISTINA PASCHALL became our Executive Vice President, Chief Information and Digital Officer in October 2020. She was appointed Vice President and Chief Information Officer of JBT Corporation in September 2017. Prior to joining JBT Corporation, Ms. Paschall was the Chief Information Officer of Ferrara Candy Company from 2013-2017. Before joining Ferrara, she held progressive senior IT leadership roles at Ingredion and GATX, having spent the previous part of her career in management roles at consulting organizations.

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

CARLOS FERNANDEZ became the Executive Vice President and President, Diversified Food and Health in August 2017. Previously, Mr. Fernandez served as a Vice President of JBT (since 2014) and President, Diversified Food and Health (since 2016). He joined FMC Corporation in 1996 as a Financial Analyst in Madrid, Spain. Since then Mr. Fernandez served in a variety of finance and general manager roles with FMC Corporation and FMC Technologies, Inc., JBT’s previous parent company, as well as with JBT FoodTech, including serving as the General Manager of Fruit and Juice Solutions from 2012 to 2014.

ROBERT PETRIE was appointed as our Executive Vice President and President, Protein in September 2021. Mr. Petrie previously led JBT's Protein EMEA (Europe, Middle East, and Africa) business, with additional responsibility for JBT's Protein business in Asia. Mr. Petrie joined the Company in 2009 when Double D Food Engineering Ltd, where he was Managing Director and a shareholder, was acquired by JBT. During his tenure at JBT, Mr. Petrie has progressed through several general management and commercial leadership roles with increasingly complex responsibilities, earning an outstanding reputation among employees and customers. Before joining Double D, Mr. Petrie held various engineering, quality, and operational positions at NCR Corporation (NYSE: NCR). Mr. Petrie holds a BSc in Engineering and Manufacturing and a post-graduate degree in Business Studies from Abertay University in Dundee, Scotland.

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

•supply chain delays and interruptions;

•effects of tight labor market on our labor costs resulting from higher labor turnover, shortage of skilled labor, and higher labor absenteeism, also in part due to effects of COVID-19 pandemic;

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

We continue to closely monitor the impacts of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our workforce, customers, and suppliers. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. Many of our customers' businesses are experiencing significant disruptions and financial difficulties. We have experienced restrictions in our access to customers and suppliers, higher labor absenteeism, supply chain disruption, as well as the impacts of an economic slowdown and uncertainties about demand. Disruptions in our customers' businesses have negatively impacted our results of operations for the years 2020 and 2021 and may negatively impact our results of operations in 2022.

The extent to which the COVID-19 pandemic continues to impact us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; emergence of more transmissible COVID-19 variants; the duration of the pandemic and how long it will take for normal business operations to resume; governmental, business and other actions (including travel restrictions and quarantine requirements, or limitations on our operations); the implementation of social distancing measures; inability to source critical components and supply chain delays and international border closings; the impact of the pandemic on economic activity, customer demand and buying patterns; delay or cancellation of orders in our pipeline or backlog; the effects of plant closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our plants and other critical functions, particularly if significant portions of our work force are sick or quarantined as a result of exposure; and any impairment in value of our tangible or intangible assets.

These factors may have a material adverse effect on our financial condition, results of operations, and cash flows. If the pandemic creates any disruptions or turmoil in the credit or financial markets, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs. In addition, a material deterioration in our results of operations could impact our ability to meet our debt covenants in our credit agreement. This situation is enduring and continuing to evolve and additional impacts may arise that we are not aware of currently. The impact of COVID-19 may also exacerbate other risks discussed in these Risk Factors any of which could have a material adverse effect on us.

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

We attempt to offset these cost increases through increases in pricing and efforts to lower costs through manufacturing efficiencies and cost reductions. However the impact of such increase costs may not be fully mitigated.

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

Our operations are also dependent on our ability to protect our facilities, computer equipment and the information stored in our databases from damage by, among other things, earthquake, fire, natural disaster, explosions, power loss, telecommunications failures, hurricane, and other catastrophic events. For instance, a part of our operations is based in an area of California that has experienced earthquakes and wildfires and other natural disasters, while another part of our operations is based in an area of Florida that has experienced hurricanes and other natural disasters.

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

We are subject to cyber-security risks arising out of breaches of security relating to sensitive company, customer, and employee information and to the technology that manages our operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Notwithstanding careful security and controls design, our information technology systems, and those of our third-party providers could become subject to cyber-attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, including, but not limited to, inability to utilize our systems, and denial of access to and misuse of applications required by our clients to conduct business with us. Phishing and other forms of electronic fraud may also subject us to risks associated with improper access to financial assets, customer information and diversion of payments. Theft of intellectual property or trade secrets and inappropriate disclosure of confidential information could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity or business delays and could have a material adverse effect on our business. In addition, requirements under the privacy laws of the jurisdictions in which we operate, such as the EU General Data Protection Regulation (GDPR) and California Consumer Privacy Act impose significant costs that are likely to increase over time.

Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

We have from time-to-time experienced labor shortages and other labor-related issues. These labor shortages have become more pronounced as a result of the COVID-19 pandemic and a sharp increase in demand for industrial goods as the global economy recovers from the effects of the pandemic. A number of factors may adversely affect the labor force available to us in one or more of our markets, including high employment levels, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. These factors can also impact the cost of labor. Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. An overall labor shortage or lack of skilled labor, increased turnover, higher rates of absenteeism or labor inflation could have a material adverse effect on our results of operations.

INDUSTRY RISKS

Deterioration of economic conditions could adversely impact our business.

Our business may be adversely affected by changes in current or future national or global economic conditions, including lower growth rates or recession, high unemployment, rising interest rates, limited availability of capital, decreases in consumer spending rates, the availability and cost of energy, tightening of government monetary policies to contain inflation and the effect of government deficit reduction, sequestration, and other austerity measures impacting the markets we serve. Any such changes could adversely affect the demand for our products or the cost and availability of our required raw materials, which can have a material adverse effect on our financial results. Adverse national and global economic conditions could, among other things:

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

We purchase raw materials, component parts, sub assemblies, and/or finished good assemblies for use in manufacturing, installation, service and/or distribution of our products to customers. Logistics availability and other external factors impacting our inbound and outbound transportation, raw material supply, component parts, sub assemblies, and/or finished goods we procure could result in manufacturing, installation and/or outbound transportation delays, inefficiencies, or our inability to distribute products if we cannot timely and efficiently manufacture them. In addition, our gross margins could be adversely impacted if raw materials, component parts, sub assemblies, finished goods, installation services and/or logistics providers higher cost are not able to be passed onto customers in a timely manner.

The disruptions to the global economy, which began in 2020 and continued throughout the year 2021 have impeded global supply chains, resulting in longer lead times and increased raw material costs. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers. Despite the actions we have taken to minimize the impacts of supply chain disruptions, there can be no assurances that unforeseen future events in the global supply chain and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. government represented approximately 2% of our 2021 revenue, directly or through subcontracts. Our JBT AeroTech business contracts with the U.S. government and subcontracts with defense contractors conducting business with U.S. government. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government.

The laws governing U.S. government contracts differ in several respects from the laws governing private company contracts. Government contracts are highly regulated to curb misappropriation of funds and to ensure uniform policies and practices across various governmental agencies. Funding for such contracts is tied to national defense budgets and procurement programs that are annually negotiated and require approvals by the U.S. Department of Defense, the Executive Branch, and the Congress. For example, if there were any shifts in spending priorities or if funding for the defense aircraft programs were reduced or canceled as a result of the sequestration, policy changes, or for other reasons, the resulting loss of revenue could have a material adverse impact on our AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. In particular, U.S. defense contracts are unilaterally terminable at the option of the U.S. government with compensation only for work completed and costs incurred to date. In addition, any deliverable delays under such contracts as a result of our non-performance could also have a negative impact on these contracts.

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

We operate manufacturing facilities in eleven countries other than the United States, the largest of which are located in Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. Our international sales accounted for 34% of our 2021 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

•economic downturns, inflationary and recessionary markets, including in capital and equity markets;
•civil unrest, political instability, terrorist attacks, and wars;
•nationalization, expropriation, or seizure of assets;
•potentially unfavorable tax law changes;

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
The current U.S. administration has continued with the import duties or other restrictions on products or raw materials sourced from countries that it perceives as engaging in unfair trade practices. For instance, since 2018, the U.S. government has imposed tariffs on steel and aluminum imports and on specified imports from China. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. We import raw materials from or manufacture our products in China and other such countries subject to these tariffs. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.
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

An increasing concentration of greenhouse gases in the atmosphere may produce significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events, that could have adverse physical and financial effects on our operations. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to service and supply chain interruptions.
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
We, along with other companies in many business sectors, including our customers, are considering and implementing ways to track and reduce emissions of greenhouse gas. As a result, our customers may request that changes be made to our products or facilities, as well as other aspects of our production processes, that increase costs and may require the investment of capital. The failure to comply with these requests could adversely affect our relationships with some customers, which in turn could adversely affect our business, financial condition and results of operations.
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

We are subject to income taxes in the United States and in various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets, or tax laws. We are subject to ongoing audits by U.S. federal, state, and local tax authorities and by non-U.S. authorities. If these audits result in assessments different from amounts we recorded, future financial results may include unfavorable tax adjustments.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures in the U.S. over five years. Congress has proposed tax legislation to delay the effective date of this change, but it is uncertain whether the proposed delay will ultimately be enacted into law. If the current effective date remains in place, the Company's initial assessment is that the Company would experience a material decrease in cash from operations in 2022 and the impact will continue over the five-year amortization period, but the impact will decrease each year.

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

We have invested substantial resources in certain markets and strategic initiatives where we expect growth, and our business may suffer if we are unable to achieve the growth we expect.
As part of our strategy to grow, we are expanding our operations in certain emerging or developing markets, and accordingly have made and expect to continue to make investments to support anticipated growth in those regions. We have also increased our investments in our digital capabilities to support potential growth in digital opportunities for our business lines. We may fail to realize expected rates of return on our existing investments or incur losses on such investments, and we may be unable to redeploy capital to take advantage of other markets, business lines or other potential areas of growth. Our results will also suffer if these regions, business lines or capabilities do not grow as quickly as we anticipate.

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

In connection with the pricing of the Company's Convertible Senior Notes due 2026 (the "Notes"), we entered into convertible note hedge transactions (the "Hedge Transactions") with the option counterparties. We also entered into warrant transactions with the option counterparties. The Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

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

The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the Hedge Transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral.

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

Any future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers or the economy as a whole may materially adversely affect our operations or those of our customers. Strategic targets such as those relating to transportation and food processing may be at greater risk of future terrorist attacks than other targets in the United States. Our airport authority, airline, air cargo and ground handling customers are also particularly sensitive to safety concerns, and their businesses may decline after terrorist attacks or threats or during periods of political instability when travelers are concerned about safety issues. Furthermore, outbreaks of pandemic diseases, such as COVID-19, or the fear of such events, could provoke responses, including government-imposed travel restrictions and extended shutdown of certain businesses, customers, and/or supply chain disruptions in affected regions. As a result, there could be delays or losses in transportation and deliveries to our customers, decreased sales of our products, and delays in payments by our customers. A decline in these customers’ businesses could have a negative impact on their demand for our products. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates on our variable rate debt outstanding at December 31, 2021. A significant increase in interest rates would significantly increase our cost of borrowings, and may reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for JBT that cannot yet reasonably be predicted.

We have outstanding debt and derivative transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. On March 5, 2021, the U.K. Financial Conduct Authority, which regulates LIBOR, announced it will cease publication of the most commonly used U.S. dollar LIBOR tenors after June 30, 2023, though the less commonly used tenors will cease publication after December 31, 2021. U.S. federal banking agencies have issued guidance strongly encouraging institutions to cease entering into contracts that reference LIBOR as soon as practicable, and no later than December 31, 2021.
Alternative benchmark rate(s) may replace LIBOR and could affect the Company's derivative instruments, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, the phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after June 2023. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity, and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated other comprehensive income. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Estimates – Defined Benefit Pension and Other Post-retirement Plans and Note 8. Pension and Post-Retirement and Other Benefit Plans of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

As a result of our acquisition activity, our goodwill and intangible assets have increased significantly in recent years and we may in the future incur impairments to goodwill or intangible assets.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. Our balance sheet includes a significant amount of goodwill and other intangible assets, which represents approximately 48% of our total assets as of December 31, 2021. In accordance with Accounting Standards Codification 350 Intangibles-Goodwill and Other, our goodwill and other intangibles are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. If our estimates or the underlying assumptions change in the future, we may be required to record impairment charges. Any such charge could have a material adverse effect on our reported net income.

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

On December 1, 2021, the Board authorized a share repurchase program for up to $30 million of common stock beginning on January 1, 2022 and continuing through December 31, 2024.We intend to fund repurchases through cash flows generated by our operations. The amount and timing of share repurchases are based on a variety of factors. Important factors that could cause us to limit, suspend or delay the Company’s stock repurchases include unfavorable market conditions, the trading price of the Company’s common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates, and the availability of U.S. cash. Repurchases of our shares will reduce the number of outstanding shares of our common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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

Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, will depend on our financial and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Notes. We may not be able to take any of these actions, these actions may not be successful and permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.Our current and future indebtedness could have negative consequences for our business, results of operations and financial condition by, among other things:

•    increasing our vulnerability to adverse economic and industry conditions;
•    limiting our ability to obtain additional financing;
•    requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•    limiting our flexibility to plan for, or react to, changes in our business;
•    diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
•    placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	JBT FoodTech	271,000	Owned
Orlando, Florida	JBT AeroTech	248,000	Owned
Ogden, Utah	JBT AeroTech	240,000	Owned/Leased
Lakeland, Florida	JBT FoodTech	200,000	Owned
Stratford, Wisconsin	JBT FoodTech	160,000	Owned
Sandusky, Ohio	JBT FoodTech	140,000	Owned
Apex, North Carolina	JBT FoodTech	134,200	Owned/Leased
Kingston, New York	JBT FoodTech	133,000	Owned
Columbus, Ohio	JBT FoodTech	115,000	Leased
Warrenton, Oregon	JBT AeroTech	94,000	Leased
Middletown, Ohio	JBT FoodTech	74,000	Leased
Chalfont, Pennsylvania	JBT FoodTech	67,000	Leased
Russellville, Arkansas	JBT FoodTech	65,000	Owned
Riverside, California	JBT FoodTech	50,000	Leased
Richmond, Virginia	JBT FoodTech	29,000	Owned

International:
Sint Niklaas, Belgium	JBT FoodTech	289,000	Owned
Helsingborg, Sweden	JBT FoodTech	227,000	Owned/Leased
Werther, Germany	JBT FoodTech	164,000	Owned
Araraquara, Brazil	JBT FoodTech	128,000	Owned
Adlington, England	JBT FoodTech	105,700	Owned/Leased
Amsterdam, The Netherlands	JBT FoodTech	105,000	Leased
Livingston, Scotland	JBT FoodTech	87,000	Owned
Parma, Italy	JBT FoodTech	72,000	Owned
Navarra, Spain	JBT FoodTech	58,500	Owned
Bridgend, Wales	JBT AeroTech	58,000	Owned
Glinde, Germany	JBT FoodTech	55,000	Leased
Cape Town, South Africa	JBT FoodTech	38,000	Leased
Juarez, Mexico	JBT AeroTech	27,000	Leased

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 17, 2022, there were 1,276 holders of record of our common stock.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2016 in: (i) the Company's common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the Russell 2000 Index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

Issuer purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2021 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2021 through October 31, 2021	—	$—	—	$30.0
November 1, 2021 through November 30, 2021	—	—	—	30.0
December 1, 2021 through December 31, 2021	—	—	—	30.0
	—	$—	—	$30.0

(1)On August 10, 2018, the Board authorized a share repurchase program for up to $30 million of common stock, which began on January 1, 2019 and expired December 31, 2021 (the “Prior Plan”). On December 1, 2021, in anticipation of expiration of the Prior Plan, the Board authorized a share repurchase program for up to $30 million of common stock beginning on January 1, 2022 and continuing through December 31, 2024.

ITEM 6.    [RESERVED]

This item is no longer required as the Company has applied the amendment to Regulation S-K Item 301 contained in the Securities and Exchange Commission's Release No. 33-10890.

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

•Execute Impact Initiatives. We are enhancing organic growth through initiatives that enable us to sell the entire FoodTech portfolio globally, including enhancing our international sales and support infrastructure, localizing targeted products for emerging markets, and strategic cross selling of products. In AeroTech, we plan to continue to develop advanced defense product offering and customer support capability to service global defense customers. Additionally, our impact initiatives are designed to support the reduction in operating costs including strategic sourcing, relentless continuous improvement (lean) efforts, and the optimization of organizational structure.

•Maintain a Disciplined Acquisition Program. We are also continuing our strategic acquisition program focused on companies that add complementary products, which enable us to offer more comprehensive solutions to customers, and meet our strict economic criteria for returns and synergies.

We operate under the JBT Operating System which provides a level of process rigor across the Company and is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

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

Business Conditions and Outlook

In terms of top–line growth, the commercial environment in 2021 was characterized by a robust demand for our goods and services in most geographical regions. Higher demand in FoodTech is driven by customer needs for greater capacity, labor savings, and new product introductions. On the AeroTech side, we continue to experience a slower recovery, as expected, however we believe we are moving in a positive direction. We are not expecting full recovery for AeroTech to pre-pandemic level until the year 2023, at the earliest. Looking ahead, we anticipate revenue growth to be consistent and solid through 2022 due to continued momentum in overall customer demand for our products and services and a record backlog entering into 2022.

Despite significant growth in our revenues, our operating margins declined due to the unprecedented challenges associated with supply chain disruptions, high inflation, and labor availability affecting both FoodTech and AeroTech. Unlike in the past, where our JBT operating system enabled us to plan and optimize production efficiency, supply chain disruptions and labor shortages meant we often had to stop and start production based on availability. We expect that these trends will continue into 2022 as we anticipate further disruptions, shortages and price increases - the effect of which will depend in part on our ability to successfully mitigate and offset the impact of these events. Thus far, actions taken by us to mitigate supply chain disruptions and inflation, including productivity improvements, expanding our supplier network, and price increases, have generally been successful in offsetting some, but not all, of the impact of these trends. Additionally, we have continued to enhance our internal operating efficiency with the ongoing benefits of our restructuring program.

Impact of COVID-19 on our Business

The COVID-19 pandemic has resulted and is expected to continue to result in significant economic disruption, and our business has been adversely affected as a result. While we have seen and expect to continue to see positive signs of economic recovery, the following uncertainties still exist and may contribute to additional negative impacts on our overall financial results, particularly if there is a significant resurgence of COVID-19 infections in locations where we or our customers operate:

•our ability to obtain raw material and required components from domestic and international suppliers required to manufacture our products and provide services;
•our ability to efficiently operate our facilities and meet customer obligations due to modified employee work patterns resulting from social distancing guidelines, absence due to illness and cautionary quarantines and/or government ordered closures, or due to labor shortages;
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

As a result of the global COVID-19 related restrictions and social distancing requirements that have continued from 2020 through 2021, the food industry continues to experience a notable rise in retail demand. In addition, with these global health restrictions lifting in certain parts of the world as a result of decreased infection rates and political pressures, foodservice continues to revitalize as restaurants reopen and travel increases. These increases in demand, however promising, are dependent on the continued trend towards reopening which can be negatively impacted by new variants, such as the omicron variant first identified in November 2021, and a resulting increase in COVID-19 infections and hospitalizations. As there continues to be uncertainty, the pace of recovery from the COVID-19 pandemic remains unpredictable.

As FoodTech customers are present in both the retail and foodservice channels, the shifts in demand have and may continue to create volatility and uncertainty in our customer's purchasing patterns. However, in the fourth quarter of 2021, our inbound FoodTech orders increased by 25% compared to the same period in 2020 as we continued to see positive recovery specifically for food processors in the quick service restaurant businesses, those servicing the sustained "eat-at-home" trend and ready meals, as well as capital investments continuing to ramp back up for our foodservice and pet food customers. Our customers appear to be investing more to support these trends, addressing immediate capacity needs and creating strong interest in FoodTech's broad product offerings. This is the fourth consecutive quarter of year over year improvement in orders for the FoodTech segment, a positive indicator of recovery in the industry. Despite these improvements, we expect that continued supply chain challenges as well as labor shortages that have impacted many of our markets will continue to drive delays and inefficiencies in our production process and offset some of these improvements in orders. In addition to the above considerations, although the pandemic continues to have negative impacts on our results of operations in FoodTech, we believe it has accelerated the demand for automation solutions, increased focus on food safety and hygiene requirements and lead to innovation to respond to changes in consumer preferences. Furthermore, recurring revenue for the FoodTech segment has increased 10% year over year. This improvement is driven largely by the continued increase in demand across the foodservice industry noted above, price increases as well as sustained operations within the food processing companies requiring critical maintenance and parts.

For AeroTech, a large portion of our revenue depends on the passenger airline industry. Passenger air travel continues to increase from 2020 levels with declining infection rates and reopening of travel routes. Activity at US airports continued to increase during the third and fourth quarters compared to the prior year, driving improving demand for our equipment and services. However, global passenger traffic continues to be well below pre-pandemic levels which directly impact our mobile equipment business. We are not expecting full recovery for AeroTech to pre-pandemic level until the year 2023, at the earliest . Although our projections are subject to more uncertainty than in pre-pandemic periods, we expect higher demand and inbound orders for these products in the year 2022. During the fourth quarter, supply chain disruptions and labor shortages continued to drive shipment delays, operational inefficiencies, and higher material, labor and freight costs which reduced AeroTech's profitability. However, with the ongoing benefits of cost controls including restructuring, as well as the diversity of revenue streams within the business, AeroTech remained profitable despite these headwinds with further improvement in its profitability expected in the year 2022.

Specifically for aftermarket revenue streams within the AeroTech segment, we have begun to see recovery in demand as equipment utilization increases for our customers in line with air traffic demand. While aftermarket revenue during the fourth quarter of 2021 was lower by 4.5% compared to third quarter of 2021, it was higher by 15.3% on a year over year basis compared to the fourth quarter of 2020. We note, however, that these improvements may not continue if a broader resurgence in COVID-19 cases causes broader restrictions to be reinstated.

Furthermore, while an outbreak of COVID-19 in any of our production manufacturing facilities could lead to a temporary shut-down that may negatively impact our results, there are no significant concentrations of our operations across our manufacturing facilities such that a short-term single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration and severity, or potential for resurgence, of these COVID-19 related events or the continued impact pandemic will have on the global economy or our business, we believe that our positive order trends, improving revenues and strong balance sheet and cash flows will allow us to emerge from these events well-positioned for long-term growth.

Our Strategy to Mitigate Impacts of COVID-19

As we manage through these uncertainties, our focus is on obtaining orders, maintaining disciplined working capital management, identifying ways to mitigate the supply chain disruptions, labor shortages and resulting inefficiencies, and investing in key growth strategies so that we can continue to execute our operating strategies as a critical supplier to the essential food and air transportation industries. As of the date of this filing, all of our factories and warehouses are operational.

We continue to maintain protocols under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities, including daily symptoms screening for clearance to work, social distancing requirements in our workplaces, face covering requirements where social distancing is not possible, facilitation of work from home arrangements for our employees who can perform work functions remotely, and global travel restrictions consistent with the Centers for Disease Control and Prevention and local government guidelines. We are evaluating our options to source and manage COVID testing at our facilities in order to assist our employees' efforts to remain healthy and reduce absenteeism. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce these protocols and policies which are designed to keep our employees safe, maintain our business operations, and allow us to effectively and efficiently manage through positive COVID cases and potential shut downs in our facilities. Furthermore, we are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our other stakeholders.

Non-GAAP Financial Measures

The results for the periods ended December 31, 2021, 2020 and 2019 include several items that affect the comparability of our results. These non-GAAP financial measures exclude certain amounts that are included in a measure calculated under U.S. GAAP, or include certain amounts that are excluded from a measure calculated under U.S. GAAP. By excluding or including these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting. The adjustments generally fall within the following categories: restructuring costs, M&A related costs, pension-related costs, constant currency adjustments and other major items affecting comparability of our ongoing operating results.
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

•Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring and merger and acquisition related costs, which include integration costs and the amortization of inventory step-up from business combinations, earnout adjustments to fair value, transaction costs for both potential and completed M&A transactions (“M&A related costs”), management succession costs, and the impacts from remeasurements of deferred taxes.

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

In the third quarter of 2020, we adjusted certain of our non-GAAP financial measures for management succession costs. We are excluding these succession costs from certain non-GAAP financial measures because they are not part of our regular compensation program, and we believe that excluding the effects of costs associated with the recruiting and implementing transition of our chief executive officer and chief financial officer positions allows more meaningful period-to-period comparisons of our ongoing operating results. Refer to Note 20. Management Succession Costs of the Notes to Consolidated Financial Statements for additional information about management succession costs incurred during the year 2020.
The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.
The table below provides a reconciliation of cash provided by continuing operating activities to free cash flow:

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash provided by continuing operating activities	$225.7	$252.0	$110.6
Less: capital expenditures	54.1	34.3	37.9
Plus: proceeds from disposal of assets	5.7	1.5	2.1
Plus: pension contributions	13.1	12.5	8.0
Free cash flow (FCF)	$190.4	$231.7	$82.8
The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations:

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
Income from continuing operations as reported	$118.4	$108.8	$129.3

Non-GAAP adjustments
Restructuring related costs
Restructuring expense	5.6	12.1	13.5
Inventory impairment due to restructuring	0.2	1.9	—
M&A related costs	9.2	5.8	24.7
Management succession costs	—	4.8	—
Impact on tax provision from Non-GAAP adjustments(1)	(3.8)	(7.0)	(7.6)
Impact on tax provision from mandatory repatriation	—	—	(0.8)
Impact on tax provision from remeasurement of a deferred tax liability	(4.6)	—	—
Impact on tax provision from remeasurement of deferred taxes from material tax rate changes	4.4	—	—
Adjusted income from continuing operations	$129.4	$126.4	$159.1

Income from continuing operations as reported	$118.4	$108.8	$129.3
Total shares and dilutive securities	32.1	32.1	32.0
Diluted earnings per share from continuing operations	$3.69	$3.39	$4.03

Adjusted income from continuing operations	$129.4	$126.4	$159.1
Total shares and dilutive securities	32.1	32.1	32.0
Adjusted diluted earnings per share from continuing operations	$4.03	$3.94	$4.96

(1)     Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the years ended December 31, 2021, 2020, and 2019, respectively. In 2020 and 2019, we have also included certain discrete adjustments related to management succession costs and restructuring related costs, respectively.

The table below provides a reconciliation of net income to EBITDA to Adjusted EBITDA:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net income	$118.4	$108.8	$129.0
Loss from discontinued operations, net of taxes	—	—	0.3
Income from continuing operations as reported	118.4	108.8	129.3
Income tax provision	34.3	36.7	37.6
Interest expense, net	8.7	13.9	18.8
Depreciation and amortization	76.8	71.8	65.6
EBITDA	238.2	231.2	251.3

Restructuring related costs
Restructuring expense	5.6	12.1	13.5
Inventory impairment due to restructuring	0.2	1.9	—
Pension (income) expense, other than service cost	(1.3)	3.7	2.5
M&A related costs	9.2	5.8	24.7
Management succession costs	—	4.8	—
Adjusted EBITDA	$251.9	$259.5	$292.0

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Year Ended December 31, 2021
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$187.0	$32.6	$(59.5)	$160.1
Restructuring related costs
Restructuring expense	—	—	5.6	5.6
Inventory impairment due to restructuring	0.2	—	—	0.2
M&A related costs	1.6	—	7.6	9.2
Adjusted operating profit	188.8	32.6	(46.3)	175.1
Depreciation and amortization	69.0	4.5	3.3	76.8
Adjusted EBITDA	$257.8	$37.1	$(43.0)	$251.9

Revenue	$1,400.4	$467.5	$0.4	$1,868.3
Operating profit %	13.4%	7.0%		8.6%
Adjusted operating profit %	13.5%	7.0%		9.4%
Adjusted EBITDA %	18.4%	7.9%		13.5%

	Year Ended December 31, 2020
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$170.6	$52.9	$(60.4)	$163.1
Restructuring related costs
Restructuring expense	—	—	12.1	12.1
Inventory impairment due to restructuring	—	1.9	—	1.9
M&A related costs	1.6	—	4.2	5.8
Management succession costs	—	—	4.8	4.8
Adjusted operating profit	172.2	54.8	(39.3)	187.7
Depreciation and amortization	63.6	5.5	2.7	71.8
Adjusted EBITDA	$235.8	$60.3	$(36.6)	$259.5

Revenue	$1,234.5	$493.3	$—	$1,727.8
Operating profit %	13.8%	10.7%		9.4%
Adjusted operating profit %	13.9%	11.1%		10.9%
Adjusted EBITDA %	19.1%	12.2%		15.0%

	Year Ended December 31, 2019
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$184.7	$78.9	$(75.4)	$188.2
Restructuring expense	—	—	13.5	13.5
M&A related costs	13.9	0.9	9.9	24.7
Adjusted operating profit	198.6	79.8	(52.0)	226.4
Depreciation and amortization	58.2	4.7	2.7	65.6
Adjusted EBITDA	$256.8	$84.5	$(49.3)	$292.0

Revenue	$1,329.4	$615.9	$0.4	$1,945.7
Operating profit %	13.9%	12.8%		9.7%
Adjusted operating profit %	14.9%	13.0%		11.6%
Adjusted EBITDA %	19.3%	13.7%		15.0%

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

Results of Continuing Operations

A discussion of our results of operations for 2021 compared to 2020 is set forth below. For a discussion of our results of operations, including our segment results of operations, for 2020 compared to 2019, refer to the discussion under the sub-caption "2020 Compared With 2019" in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10–K for the fiscal year ended December 31, 2020, which discussion is incorporated by reference herein.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2021	2020	Change	Change %
Revenue	$1,868.3	$1,727.8	$140.5	8.1%
Cost of sales	1,301.5	1,194.1	(107.4)	(9.0)%
Gross profit	566.8	533.7	33.1	6.2%
Gross Profit %	30.3%	30.9%	-60 bps
Selling, general and administrative expense	401.1	358.5	(42.6)	(11.9)%
Restructuring expense	5.6	12.1	6.5	53.7%
Operating income	160.1	163.1	(3.0)	(1.8)%
Operating income %	8.6%	9.4%	-80 bps
Pension (income) expense, other than service cost	(1.3)	3.7	5.0	135.1%
Interest expense, net	8.7	13.9	5.2	37.4%
Income from continuing operations before income taxes	152.7	145.5	7.2	4.9%
Income tax provision	34.3	36.7	2.4	6.5%
Income from continuing operations	118.4	108.8	9.6	8.8%
Net income	$118.4	$108.8	$9.6	8.8%

2021 Compared With 2020

Total revenue in 2021 increased $140.5 million compared to 2020. This is an 8% increase, with a 5% growth in organic revenue, a 2% gain from acquisitions and a 1% gain from foreign currency translation. Organic revenue growth resulted from higher equipment revenue for FoodTech and higher recurring revenue across both segments, partially offset by lower equipment revenue for AeroTech due to delays in shipments caused by supply chain issues and labor shortages.

Operating income margin was 8.6% in 2021 compared to 9.4% in 2020, a decrease of 80 bps, and was caused by the following items:

•Gross profit margin decreased 60 bps to 30.3% compared to 30.9% in 2020. This decrease was driven by a higher mix of revenue from the faster growing equipment revenue stream for FoodTech as compared to the higher margin recurring revenue streams across both segments. In addition, margins were negatively impacted by supply chain disruptions, labor availability, and resulting inefficiencies driving increases in material, freight and labor costs.
•Selling, general and administrative expense increased $42.6 million from prior year, and as a percent of revenue increased 80 bps to 21.5% compared to 20.7% for 2020. This was due to an increase in M&A related costs, incentive compensation expense, wage increases and the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19, all of which were partially offset by our ability to better leverage fixed costs as volumes increased year over year.
•Restructuring expense decreased $6.5 million. As a percent of revenue, these expenses have decreased 40 bps to 0.3% compared to 0.7% for 2020.
•Currency translation increased operating income by $2.5 million.

Pension expense, other than service cost decreased by $5.0 million resulting from a lower interest cost on pension obligations and a higher than expected return on pension assets.

Interest expense decreased $5.2 million resulting from lower interest rates, primarily due to issuance of convertible notes in May 2021 and lower average debt levels compared to 2020.

Income tax expense for 2021 reflected an effective income tax rate of 22.4% compared to 25.1% in 2020.

Restructuring

In the first quarter of 2018, the Company implemented a restructuring plan ("2018 restructuring plan") to address its global processes, flatten the organization, improve efficiency and better leverage general and administrative resources primarily within the JBT FoodTech segment. We recognized cumulative restructuring charges of $62.2 million, net of cumulative releases of the related liability of $11.9 million. We completed this plan in the third quarter of 2020.

In the first quarter of 2020, the Company implemented an immaterial restructuring plan primarily within the JBT AeroTech segment. Through December 31, 2020, we recognized restructuring charges of $2.4 million related to severance, net of a cumulative release of the related liability of $0.2 million. We completed this plan during the third quarter 2020.

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. During the third quarter 2021, we revised our total estimated costs in connection with this plan, with the original estimate of $9 million to $10 million for FoodTech to be recognized by end of the year 2022, to a range of $10 million to $11 million to be completed by second quarter of 2022. These changes are due to a delay in transfer of the manufacturing process under this plan. The total estimated cost for AeroTech in connection with this plan is approximately $6 million. We recognized restructuring charges of $17.2 million, net of a cumulative release of the related liability of $1.5 million, through December 31, 2021.

The following table details the cumulative amount of annualized and incremental savings for the 2020 restructuring plan:

	Cumulative Amount	Incremental Amount				Cumulative Amount
(In millions)	As of December 31, 2020	During the quarter ended March 31, 2021	During the quarter ended June 30, 2021	During the quarter ended September 30, 2021	During the quarter ended December 31, 2021	As of December 31, 2021
Cost of sales	$0.5	$0.8	$1.3	$1.3	$1.1	$5.0
Selling, general and administrative	0.2	0.2	0.4	0.5	0.6	1.9
Total restructuring savings	$0.7	$1.0	$1.7	$1.8	$1.7	$6.9

For the 2020 restructuring plan, incremental cost savings we expect to realize during the year 2022 are as follows:

(In millions)	2022 (est.)
Cost of sales	$1.3
Selling, general and administrative	0.9
Total expected incremental cost savings	$2.2

For additional financial information about restructuring, refer to Note 19. Restructuring of the Notes to Consolidated Financial Statements.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2021	2020	Change	Change %
Revenue
JBT FoodTech	$1,400.4	$1,234.5	$165.9	13.4%
JBT AeroTech	467.5	493.3	(25.8)	(5.2)%
Other revenue and intercompany eliminations	0.4	—	0.4
Total revenue	$1,868.3	$1,727.8	$140.5	8.1%
Income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$187.0	$170.6	$16.4	9.6%
JBT FoodTech segment operating profit %	13.4%	13.8%	-40 bps
JBT AeroTech	32.6	52.9	(20.3)	(38.4)%
JBT AeroTech segment operating profit %	7.0%	10.7%	-370 bps
Total segment operating profit	219.6	223.5	(3.9)	(1.7)%
Total segment operating profit %	11.8%	12.9%	-110 bps
Corporate items:
Corporate expense	53.9	48.3	(5.6)	(11.6)%
Restructuring expense	5.6	12.1	6.5	53.7%
Operating income	160.1	163.1	(3.0)	(1.8)%
Operating income %	8.6%	9.4%	-80 bps

Pension (income) expense, other than service cost	(1.3)	3.7	5.0	135.1%
Interest expense, net	8.7	13.9	5.2	37.4%
Income from continuing operations before income taxes	152.7	145.5	7.2	4.9%
Income tax provision	34.3	36.7	2.4	6.5%
Income from continuing operations	118.4	108.8	9.6	8.8%
Net income	$118.4	$108.8	$9.6	8.8%

(1)Refer to Note 18. Business Segments of the Notes to Consolidated Financial Statements.

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

JBT FoodTech

2021 Compared With 2020

FoodTech revenue increased by $165.9 million or 13% for the year ended December 31, 2021 compared to 2020. Organic revenue grew $111.9 million in the period, revenue from acquisitions grew $29.3 million, and favorable foreign currency translation provided an additional $24.7 million in revenue year over year. Equipment revenue represented 74% of the organic revenue growth on a constant currency basis, with $83.1 million of additional revenue in the year compared to 2020. Recurring revenue drove the remaining increase of $28.8 million.

FoodTech operating profit increased $16.4 million, or 10%, year over year for the year ended December 31, 2021 compared to 2020. Gross profit margins declined ~90 bps year over year contributing to a lower operating profit margin of 13.4% in 2021 compared to 13.8% in the prior year. Operating and gross profit margins declined in 2021 compared to 2020 despite revenue growth due largely to supply chain disruptions and pressures resulting in inefficiencies that drove increases in material, freight, and labor costs. Decline in these margins also reflect a higher mix of revenue from the faster growing equipment revenue stream as compared to the higher margin recurring revenue streams, with recurring revenue dropping from 49.5% to 48% of total revenue. Selling, general and administrative expense increased $32.1 million from prior year, but as a percent of revenue remained flat at ~21% in both the current and prior year. Currency translation increased operating income by $3.1 million for the year ended December 31, 2021.

JBT AeroTech

2021 Compared With 2020

JBT AeroTech's revenue declined $25.8 million compared to 2020, which represents a 5% decrease. The reduction was comprised of a $34.9 million decline from our fixed equipment business and a $3.5 million decline in our mobile equipment business partially offset by a $10.6 million increase from our service business. The decline in our fixed equipment business was primarily due to supply chain issues, labor shortages and customer related delays partially offset by an increase in aftermarket sales. The decline in our mobile equipment business was primarily due to supply chain delays partially offset by an increase in aftermarket sales. The increase in service revenue was a result of an increase in service hours on our maintenance contracts as activity at US airports began to increase as a result of the elimination of customer-imposed service hour reductions relating to COVID-19 compared to the prior year. The impact of currency translation resulted in a $2.0 million increase in revenues compared to 2020.

JBT AeroTech’s operating profit declined $20.3 million compared to 2020. Operating profit margin was 7.0% compared to 10.7% in the prior year, reflecting a decline of 370 bps. Gross profit margins decreased 170 bps driven by higher material, labor and freight costs and lost leverage of fixed manufacturing costs as a result of lower revenue partially offset by a favorable mix of aftermarket revenues. Selling, general and administrative expenses in 2021 were $7.1 million above 2020 which is an increase of 15%. The increase in 2021 was mostly due to wage increases and the return of variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation had an immaterial impact.

Corporate Expense

2021 Compared With 2020

Corporate expense increased by $5.6 million compared to 2020, driven primarily by higher M&A related costs and incentive compensation expense, both of which were reduced in the prior year as a result of the impact of COVID-19 pandemic. The increase was partially offset by lower costs relating to management succession costs incurred only in the prior year. Corporate expense as a percent of revenues increased slightly to 2.9% in 2021 compared to 2.8% in 2020.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31,

(In millions)	2021	2020
JBT FoodTech	$1,620.1	$1,252.7
JBT AeroTech	552.9	475.1
Other	0.4	—
Total inbound orders	$2,173.4	$1,727.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31,

(In millions)	2021	2020
JBT FoodTech	$635.0	$426.5
JBT AeroTech	371.7	286.9
Total order backlog	$1,006.7	$713.4

Order backlog in our JBT FoodTech segment at December 31, 2021 increased by $208.5 million compared to December 31, 2020. We expect to convert 90% of JBT FoodTech backlog at December 31, 2021 into revenue during 2022.

Order backlog in our JBT AeroTech segment at December 31, 2021 increased by $84.8 million compared to December 31, 2020. We expect to convert 89% of the JBT AeroTech backlog at December 31, 2021 into revenue during 2022.

Seasonality

We experience seasonality in our operating results. Historically, our revenues and operating income have been lower in the first quarter and highest in the fourth quarter, primarily as a result of our customers' purchasing trends.
Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, borrowings from our revolving credit facility, and proceeds from the issuance of the convertible notes on May 28, 2021. We used a portion of the net proceeds from the convertible notes to pay the net cost of the convertible note hedge and the warrant transactions, and to partially pay down our borrowings under our revolving credit facility. We have used the remaining net proceeds from the convertible notes for general corporate purposes, including acquisitions.

As of December 31, 2021, we had $78.8 million of cash and cash equivalents, $42.4 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

As noted above, certain funds held outside of the U.S. are considered permanently invested in our non-U.S. subsidiaries. At times, these foreign subsidiaries have cash balances that exceed their immediate working capital or other cash needs. In these circumstances, the foreign subsidiaries may loan funds to the U.S. parent company on a temporary basis; the U.S. parent company has in the past and may in the future use the proceeds of these temporary intercompany loans to reduce outstanding borrowings under our committed credit facilities. By using available non-U.S. cash to repay our debt on a short-term basis, we can optimize our leverage ratio, which has the effect of lowering our interest costs.
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During 2021, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. There were no amounts outstanding subject to this IRS guidance at December 31, 2021.
For the year ended December 31, 2021, we had total operating cash flow of $225.7 million and $190.4 million in free cash flow, which includes $5.1 million in benefits from deferred payroll tax payments under the CARES Act. Our liquidity as of December 31, 2021, or cash plus borrowing ability under our revolving credit facilities was $702.5 million. Increase in our liquidity year over year was in part due to structural changes in the leverage calculation of our credit facility, modified in the fourth quarter of 2021, that has allowed us increased access to the capacity under our secured credit facility. Furthermore, our liquidity improved resulting from lower borrowing required from our secured credit facility as of December 31, 2021, due to our funding requirements met by the issuance of unsecured convertible notes in May 2021.

The cash flows generated by our operations and borrowings are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, payments under the CARES Act for payroll tax deferral, and other financing arrangements.

Based on our current capital allocation objectives, during 2022 we anticipate capital expenditures to be between $90 million and $95 million, which includes about $45 million of capitalized investment in our digital strategy. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. The increase in our capital expenditure year over year is due to our limited capital spending in prior year as part of our strategy to mitigate the impact of COVID-19 on our liquidity, as well as higher current and anticipated capital spending driven, in part, by strategic investments in our digital capabilities. We believe JBT's strong balance sheet, operating cash flows, and access to capital as of December 31, 2021 positions us to successfully navigate through the challenging economic conditions associated with the COVID-19 pandemic as we continue to invest in growth strategies including our acquisition program and new product development.

Contractual Obligations

The following is a summary of our significant contractual obligations at December 31, 2021:

(In millions)	Total payments	Current	Long-Term
Long-term debt (a)	$685.4	$—	$685.4
Interest payments on long-term debt (b)	24.8	5.1	19.7
Operating leases (c)	39.0	11.3	27.7
Pension and other postretirement benefits (d)	195.3	17.5	177.8
Total contractual obligations	$944.5	$33.9	$910.6

(a)A summary of our long-term debt obligations as of December 31, 2021 can be found in Note 6, “Debt”, of the Notes to the Consolidated Financial Statements.

(b)Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2021.

(c)A summary of our operating lease obligations as of December 31, 2021 can be found in Note 17, “Leases”, of the Notes to the Consolidated Financial Statements.

(d)This amount reflects planned contributions in 2022 to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

We also have outstanding firm purchase orders with certain suppliers for the purchase of raw materials and services, which are not included in the table above. These purchase orders are generally short-term in nature and include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. The costs associated with these agreements will be reflected in cost of sales on our Consolidated Statements of Income as substantially all of these commitments are associated with purchases made to fulfill our customers’ orders.

The following is a summary of other off-balance sheet arrangements at December 31, 2021:

(In millions)	Total amount	Current	Long-Term
Letters of credit and bank guarantees	$27.9	$11.1	$16.8
Surety bonds	117.4	55.8	61.6
Total other off-balance sheet arrangements	$145.3	$66.9	$78.4

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

Cash Flows

Cash flows for each of the years ended December 31, 2021 and 2020 were as follows:

(In millions)	2021	2020
Cash provided by continuing operating activities	$225.7	$252.0
Cash required by investing activities	(272.9)	(37.3)
Cash provided (required) by financing activities	80.8	(207.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.3)	0.7
Increase (decrease) in cash and cash equivalents	$31.3	$8.0

2021 Compared with 2020

Cash provided by continuing operating activities in 2021 was $225.7 million, representing a $26.3 million decrease compared to 2020. This decrease was driven primarily by a higher investment in inventory and an increase in outstanding trade receivables. These were partially offset by higher customer collections of advance payments and an increase in accounts payable.

Cash required by investing activities during 2021 was $272.9 million, representing a $235.6 million increase compared to 2020, primarily due to increased acquisition and capital expenditure spending year over year.

Cash provided by financing activities of $80.8 million in 2021 was primarily due to net proceeds from the issuance of the convertible notes, bond hedge and warrant transactions, partially offset by paying down borrowings under our revolving credit facility and the payment of acquisition date earn-out liability. Cash required by financing activities of $207.4 million in 2020 was primarily due to paying down our borrowings under the domestic credit facility in 2020.

Financing Arrangements

As of December 31, 2021 we had $282.9 million drawn on and $1,009.4 million of availability under the revolving credit facility. Our ability to use this availability is limited by the restrictive covenants described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of December 31, 2021, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

On May 28, 2021, we closed a private offering of $402.5 million aggregate principal amount of the Company's 0.25% Convertible Senior Notes due 2026 (the "Notes") to qualified institutional buyers, resulting in net proceeds to us of approximately $392.2 million after deducting initial purchasers’ discounts. The Notes will mature on May 15, 2026 unless earlier converted, redeemed or repurchased. Concurrently with the issuance of the Notes, we entered into the Note hedge transactions that reduce potential dilution upon conversion of the Notes and into the warrant transactions to raise additional capital to partially offset the costs of entering into the Note hedge transactions.

For additional information about our credit agreement, Notes, convertible note hedge and warrant transactions, refer to Note 6. Debt of the Notes to Consolidated Financial Statements.

As of December 31, 2021, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of December 31, 2021, a portion of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.82%, while approximately $32.9 million, or 11%, remained subject to floating or market rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

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

Intangible Asset Valuation

Accounting for business combinations requires management to make significant estimates and assumptions at the acquisition date specifically for the valuation of intangible assets. We use the multi-period excess earnings method to determine the fair value of the customer relationships and the relief-from-royalty approach to determine the fair value of the tradename and proprietary technology.
Critical estimates and assumptions in valuing certain of the intangible assets we have acquired include, but are not limited to, forecasted revenue growth rates, EBITDA margins, discount rates, customer attrition rates and royalty rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.

Sensitivities related to acquisition of CMS Technology, Inc ("Prevenio")
The valuation of Prevenio's intangible assets were based in part on the key assumptions of customer attrition rate and discount rate for customer relationship intangible assets, and royalty rate for patents and acquired technology intangible assets. The customer attrition rate was selected based on historical experience and information obtained from Prevenio's management. An increase or decrease of 250 basis points in the customer attrition rate would result in a decrease of $6 million or an increase of $8 million, respectively, in the value of Prevenio's customer relationship intangible assets. Additionally, a change in the discount rate of 100 basis points would result in a change of $3 million in the value of Prevenio's customer relationship intangible assets. The royalty rate used in the valuation of Prevenio's patents and acquired technology intangible asset was based on a detailed analysis considering the importance of the technology to the overall enterprise and market royalty data. An increase or decrease of 20% in the royalty rate would result in an increase of $3.5 million or a decrease of $4 million, respectively, in the valuation of these assets.

Revenue Recognition

We recognize a large portion of our product revenue over time, for contracts that provide highly customized equipment and refurbishments of customer-owned equipment for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. We utilize the input method of “cost-to-cost” to recognize revenue over time which requires that we measure progress based on costs incurred to date relative to total estimated cost at completion. These cost estimates are based on assumptions and estimates to project the outcome of future events including estimated labor and material costs required to complete open projects.

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

Our accrued pension liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 87% of all pension plan obligations, was 2.90% in 2021, 2.57% in 2020 and 3.28% 2019. A decrease of 50 basis points in the discount rate used in our calculation would increase our projected benefit obligation by $18.2 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 96% of all pension plan assets, was 5.75% for 2021, 5.0% for 2020 and 5.75% for 2019. For 2022, the rate is expected to be 5.50%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by $1.3 million (pre-tax).

See Note 8. Pension and Post-Retirement and Other Benefit Plans of the notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion of our assumptions and the amounts reported in the Consolidated Financial Statements.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2021 and 2020, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business.

Foreign Currency Exchange Rate Risk

During 2021, our foreign subsidiaries generated 34% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by $9.7 million (pre-tax) as of December 31, 2021. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

In July 2018, we entered into a series of cross-currency swaps with an aggregate notional of $116.4 million (€100 million) to hedge the currency exchange component of net investments in certain foreign subsidiaries. The aggregate fair value of these swaps was an asset position of $5.5 million at December 31, 2021. We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates underlying these swaps. A hypothetical 10% adverse movement in the currency exchange rates underlying these swaps from the market rate at December 31, 2021 would have resulted in a loss in value of the swaps by $11.3 million.
Market Risk and Interest Rate Risk
Our borrowings from the revolving credit facility subject us to market risk associated with movements in interest rates. We had $32.9 million in variable rate debt outstanding at December 31, 2021. A hypothetical 10% adverse movement in the interest rate will have an immaterial impact on our interest expense.

As of December 31, 2021, we had four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in an decrease of $3.4 million in the net fair value of our interest rate swaps for $250 million of notional value expiring in 2025.

In May 2021, we issued $402.5 million aggregate principal amount of Convertible Senior Notes (the “Notes”) due 2026. We do not have economic interest rate exposure as the Notes have a fixed annual rate of 0.25%. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to its conversion feature. The fair value of the Notes is also affected by the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value, less any unamortized issuance costs, on the balance sheet and present the fair value for disclosure purposes only.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John Bean Technologies Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of John Bean Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2021 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded CMS Technology, Inc (“Prevenio”), Urtasun Tecnología Alimentaria S.L. (“Urtasun”) and AutoCoding Systems Ltd. (“ACS”) from its assessment of internal control over financial reporting as of December 31, 2021, because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Prevenio, Urtasun and ACS from our audit of internal control over financial reporting. Prevenio, Urtasun and ACS are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 2.2% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Product Revenue Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, the Company recognized $682.7 million of product revenue for the year ended December 31, 2021, for over time projects using the “cost-to-cost” input method for refurbishments of customer-owned equipment and for highly customized equipment for which the Company has a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. For product revenue recognized over time, progress is measured based on costs incurred to date relative to total estimated cost at completion. Cost estimates are based on assumptions and estimates to project the outcome of future events; including estimated labor and material costs required to complete open projects.

The principal considerations for our determination that performing procedures relating to revenue recognition - product revenue estimated costs at completion is a critical audit matter are (i) the significant judgment by management when determining the estimated costs at completion, and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to estimated labor and material costs required to complete open projects.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the product revenue recognition process, including controls over the determination of estimated costs at completion. These procedures also included, among others, evaluating and testing management’s process for determining the estimated costs at completion for a sample of contracts, which included evaluating the reasonableness of assumptions related to the estimated labor and material costs required to complete open projects used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) testing the completeness and accuracy of underlying data used in the estimate; (ii) performing a comparison of the originally estimated and actual costs incurred on similar completed contracts; (iii) evaluating the timely identification of circumstances that may warrant a modification to estimated costs at completion; and (iv) evaluating responses to inquiries with the Company’s project managers regarding the expected remaining efforts.

Acquisition of Prevenio – Valuation of Customer Relationship Intangible Asset

As described in Note 2 to the consolidated financial statements, the Company acquired 100% voting equity of Prevenio for a total purchase price of $169.8 million, net of cash acquired, which resulted in $41.0 million of a customer relationship intangible asset being recorded. As disclosed by management, management uses the multi-period excess earnings method to determine the fair value of the customer relationships. Management’s estimates and assumptions used to determine the fair value of the customer relationship intangible asset include forecasted revenue growth rates, EBITDA margins, customer attrition rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationship intangible asset from the acquisition of Prevenio is a critical audit matter are the (i) the significant judgment by management when developing the fair value estimate of the customer relationship intangible asset; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assumptions related to forecasted revenue growth rates, EBITDA margins, customer attrition rate and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationship intangible asset and controls over the development of assumptions related to forecasted revenue growth rates, EBITDA margins, customer attrition rate and the discount rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationship intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of underlying data used in the valuation; and (v) evaluating the reasonableness of management’s assumptions related to forecasted revenue growth rates, EBITDA margins, customer attrition rate and discount rate. Evaluating the reasonableness of management’s assumptions related to forecasted revenue growth rates, EBITDA margins and the customer attrition rate involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the multi-period excess earnings method and (ii) the reasonableness of the assumptions related to customer attrition rate and the discount rate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 24, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors John Bean Technologies Corporation:

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1, the consolidated balance sheet of John Bean Technologies Corporation and subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 1 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2007 to 2021.

Chicago, Illinois
February 25, 2021

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2021	2020	2019
Revenue:
Product revenue	$1,614.6	$1,498.3	$1,684.1
Service revenue	253.7	229.5	261.6
Total revenue	1,868.3	1,727.8	1,945.7
Operating expenses:
Cost of products	1,124.1	1,029.0	1,154.4
Cost of services	177.4	165.1	193.2
Selling, general and administrative expense	401.1	358.5	396.4
Restructuring expense	5.6	12.1	13.5
Operating income	160.1	163.1	188.2
Pension (income) expense, other than service cost	(1.3)	3.7	2.5
Interest expense, net	8.7	13.9	18.8
Income from continuing operations before income taxes	152.7	145.5	166.9
Income tax provision	34.3	36.7	37.6
Income from continuing operations	118.4	108.8	129.3
Loss from discontinued operations, net of income taxes	—	—	0.3
Net income	$118.4	$108.8	$129.0

Basic earnings per share:
Income from continuing operations	$3.70	$3.40	$4.05
Loss from discontinued operations	—	—	(0.01)
Net income	$3.70	$3.40	$4.04
Diluted earnings per share:
Income from continuing operations	$3.69	$3.39	$4.03
Loss from discontinued operations	—	—	(0.01)
Net income	$3.69	$3.39	$4.02
Weighted average shares outstanding:
Basic	32.0	32.0	31.9
Diluted	32.1	32.1	32.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2021	2020	2019
Net income	$118.4	$108.8	$129.0
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	1.0	(8.8)	2.2
Pension and other post-retirement benefits adjustments	15.9	(14.4)	(6.6)
Derivatives designated as hedges	5.6	(3.9)	(1.9)
Other comprehensive income (loss)	22.5	(27.1)	(6.3)
Comprehensive income	$140.9	$81.7	$122.7

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$78.8	$47.5
Trade receivables, net of allowances	239.1	236.1
Contract assets	94.4	68.3
Inventories	229.1	197.3
Other current assets	77.3	66.9
Total current assets	718.7	616.1
Property, plant and equipment, net of accumulated depreciation of $339.2 and $334.8, respectively	267.6	268.0
Goodwill	684.8	543.9
Intangible assets, net	342.6	299.1
Other assets	127.7	78.8
Total Assets	$2,141.4	$1,805.9

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$—	$2.4
Accounts payable, trade and other	186.0	140.7
Advance and progress payments	190.2	137.5
Accrued payroll	56.6	42.9
Other current liabilities	117.1	134.0
Total current liabilities	549.9	457.5
Long-term debt	674.4	522.5
Accrued pension and other post-retirement benefits, less current portion	57.6	94.1
Other liabilities	109.0	94.7
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2021 or 2020	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2021:31,769,967 issued and outstanding; 2020: 31,741,607 issued, and 31,729,736 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2021: 0, and 2020: 11,871	—	(1.0)
Additional paid-in capital	214.2	229.9
Retained earnings	733.4	627.8
Accumulated other comprehensive loss	(197.4)	(219.9)
Total stockholders' equity	750.5	637.1
Total Liabilities and Stockholders' Equity	$2,141.4	$1,805.9

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$118.4	$108.8	$129.0
Loss from discontinued operations, net of taxes	—	—	0.3
Income from continuing operations	118.4	108.8	129.3
Adjustments to reconcile net income from continuing operations to cash provided by continuing operating activities:
Depreciation	34.9	33.8	31.7
Amortization	41.9	38.0	33.9
Stock-based compensation	6.5	1.9	9.4
Pension and other post-retirement benefits expense	0.9	5.9	4.5
Deferred income taxes	(2.7)	9.8	19.8
Other	3.7	4.7	11.0
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(29.2)	62.5	(18.8)
Inventories	(37.9)	44.0	(5.7)
Accounts payable, trade and other	39.6	(61.0)	(3.7)
Advance and progress payments	54.9	26.1	(48.7)
Accrued pension and other post-retirement benefits, net	(13.1)	(12.5)	(8.0)
Other assets and liabilities, net	7.8	(10.0)	(44.1)
Cash provided by continuing operating activities	225.7	252.0	110.6
Cash required by discontinued operating activities	—	—	(0.4)
Cash provided by operating activities	225.7	252.0	110.2
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(224.5)	(4.5)	(365.9)
Capital expenditures	(54.1)	(34.3)	(37.9)
Proceeds from disposal of assets	5.7	1.5	2.1
Cash required by investing activities	(272.9)	(37.3)	(401.7)
Cash Flows From Financing Activities:
Net proceeds from short-term debt	(2.5)	1.5	0.4
Payment in connection with modification of credit facilities	(323.4)	—	—
Net proceeds (payments) from domestic credit facilities, net of debt issuance costs	83.1	(193.9)	311.1
Proceeds from issuance of 2026 convertible senior notes, net of issuance costs	391.4	—	—
Purchase of convertible bond hedge	(65.6)	—	—
Proceeds from sale of warrants	29.5	—	—
Settlement of taxes withheld on equity compensation awards	(2.2)	(2.2)	(6.8)
Dividends	(12.8)	(12.8)	(12.7)
Acquisition date earnout liability and other deferred acquisition payments	(16.7)	—	(4.5)
Cash provided (required) by financing activities	80.8	(207.4)	287.5
Effect of foreign exchange rate changes on cash and cash equivalents	(2.3)	0.7	0.5
Increase (decrease) in cash and cash equivalents	31.3	8.0	(3.5)
Cash and cash equivalents, beginning of period	47.5	39.5	43.0
Cash and cash equivalents, end of period	$78.8	$47.5	$39.5
Supplemental Cash Flow Information:
Interest paid	$10.0	$14.2	$21.9
Income taxes paid	44.3	36.4	29.2
Non-cash investing in capital expenditures, accrued but not paid	9.3	—	—
Acquisition - deferred consideration (non-cash)	—	2.2	17.4

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Equity
December 31, 2018	$0.3	$(19.3)	$245.9	$416.5	$(186.5)	$456.9
Net income	—	—	—	129.0	—	129.0
Issuance of treasury stock	—	6.7	(6.7)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(12.7)	—	(12.7)
Foreign currency translation adjustments, net of income taxes of $(1.3)	—	—	—	—	2.2	2.2
Derivatives designated as hedges, net of income taxes of $(0.6)	—	—	—	—	(1.9)	(1.9)
Pension and other post-retirement liability adjustments, net of income taxes of $2.0	—	—	—	—	(6.6)	(6.6)
Stock-based compensation expense	—	—	9.4	—	—	9.4
Taxes withheld on issuance of stock-based awards	—	—	(6.8)	—	—	(6.8)
December 31, 2019	0.3	(12.6)	241.8	532.8	(192.8)	569.5
Net income	—	—	—	108.8	—	108.8
Issuance of treasury stock	—	11.6	(11.6)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $1.9	—	—	—	—	(8.8)	(8.8)
Derivatives designated as hedges, net of income taxes of $1.4	—	—	—	—	(3.9)	(3.9)
Pension and other post-retirement liability adjustments, net of income taxes of $5.2	—	—	—	—	(14.4)	(14.4)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
December 31, 2020	0.3	(1.0)	229.9	627.8	(219.9)	637.1
Net income	—	—	—	118.4	—	118.4
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $(1.6)	—	—	—	—	1.0	1.0
Derivatives designated as hedges, net of income taxes of $(2.0)	—	—	—	—	5.6	5.6
Proceeds from sale of warrants	—	—	29.5	—		29.5
Purchase of convertible bond hedge, net of income tax of $17.1	—	—	(48.5)	—	—	(48.5)
Pension and other post-retirement liability adjustments, net of income taxes of $(5.5)	—	—	—	—	15.9	15.9
Stock-based compensation expense	—	—	6.5	—	—	6.5
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
December 31, 2021	0.3	—	214.2	733.4	(197.4)	750.5

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

Allowance for credit losses

The Company adopted ASC 326, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020 with the cumulative-effect transition method with the required prospective approach. The measurement of expected credit losses under the Current Expected Credit Loss ("CECL") methodology is applicable to financial assets measured at amortized cost, which includes trade receivables, contract assets, and non-current receivables. An allowance for credit losses under the CECL methodology is determined using the loss rate approach and measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The CECL allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses as of December 31, 2021 and 2020 was $6.0 million and $5.3 million, respectively.

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

Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years; buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in the Selling, general and administrative expense on the Consolidated Statements of Income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset. Leasehold improvements are recorded at cost and depreciated over the standard life of the type of asset or the remaining life of the lease, whichever is shorter.

Capitalized software costs

Other assets include the capitalized cost of internal use software and software sold as part of a product. The assets are stated at cost less accumulated amortization and were $40.6 million and $16.9 million at December 31, 2021 and 2020, respectively. These software costs include the amount paid for purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. Capitalized software amortization expense was $3.7 million, $3.4 million, and $3.8 million for 2021, 2020 and 2019, respectively.

Goodwill

The Company tests goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of the Company's reporting units by first assessing qualitative factors to see if further testing of goodwill is required. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount based on the qualitative assessment, then a quantitative test is required. The Company may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, the Company determines the fair value of a reporting unit using the “income approach” valuation method. The Company uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate cost of capital rate. Judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others. If the estimated fair value of a reporting unit exceeds its carrying value, the Company considers that goodwill is not impaired.The Company calculates the impairment loss by comparing the fair value of the reporting unit less its carrying amount, including goodwill, and would be limited to the carrying value of the goodwill.

The Company completed its annual goodwill impairment test as of October 31, 2021 using a qualitative assessment approach. As a result of this assessment the Company concluded that it is more likely than not that the fair value of each reporting unit exceeds its carrying value, and therefore it determined that none of its goodwill was impaired. Similar conclusions were reached as of October 31, 2020 and 2019.

Acquired intangible assets

Intangible assets with finite useful lives are subject to amortization on a straight-line basis over the expected period of economic benefit, which range from less than 4 years to 21 years. The Company evaluates whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

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

The Company completed its annual evaluation for impairment of all indefinite-lived intangible assets as of October 31, 2021, which did not result in any impairment. Similar conclusions were reached as of October 31, 2020 and 2019.

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

We have evaluated the current environment as of December 31, 2021 and the year then ended and have concluded there is no event or circumstance that has occurred to trigger an impairment assessment of our long-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

When a performance obligation is separately identifiable, as defined in ASC 606, Revenue from Contracts with Customers, the Company allocates a portion of the contract price to the obligation and recognizes it separately from the other performance obligations. Contract price allocation among multiple performance obligations is based on the relative standalone selling price of each distinct good or service in the contract. When not sold separately, an estimate of the standalone selling price is determined using expected cost plus a reasonable margin.

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

The Company utilizes the input method of “cost-to-cost” to recognize product revenue over time. The Company measures progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expense. Material costs are considered incurred, and therefore included in the cost-to-cost measure of progress, when they are used in manufacturing and therefore customize the asset. Cost estimates are based on assumptions and estimates to project the outcome of future events; including the estimated labor and material costs required to complete open projects. During the year, we recognized $682.7 million in revenue for over time projects using the cost-to-cost method.

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

Research and development

The objectives of the research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products. Research and development costs are expensed as incurred. Research and development expense of $29.9 million, $29.3 million, and $28.5 million for 2021, 2020 and 2019, respectively, is recorded in selling, general and administrative expense.

Income taxes

The Company’s provision for income taxes includes amounts payable or refundable for the current year, the effects of deferred taxes and impacts from uncertain tax positions, if applicable. We establish deferred tax liabilities or assets for temporary differences between financial and tax reporting basis and subsequently adjust them to reflect changes in tax rates expected to be in effect when the temporary differences reverse. We record a valuation allowance reducing deferred tax assets when it is more likely than not that such assets will not be realized. Valuation allowances are evaluated periodically and may be subject to change in future reporting periods.

We recognize tax benefits in our financial statements from uncertain tax positions only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon resolution. Future changes related to the expected resolution of uncertain tax positions could affect tax expense in the period when the change occurs. Interest and penalties related to underpayment of income taxes are classified as income tax expense.

We monitor for changes in tax laws and reflect the impacts of tax law changes in the period of enactment. When there is refinement to tax law changes in subsequent periods, we account for the new guidance in the period when it becomes known.

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

When hedge accounting is applied, the Company ensures that the derivative is highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, related deferred hedging gains or losses are also recorded in earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge. The Company documents the risk management strategy and method for assessing hedge effectiveness at the inception of and throughout the term of each hedge.

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

For derivatives with components excluded from the assessment of hedge effectiveness, the accumulated gains or losses recorded in accumulated other comprehensive income (loss) on such excluded components in a qualifying cash flow or net investment hedging relationship are reclassified to earnings on a systematic and rational basis over the hedge term.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

Leases

Lessee accounting

The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that the Company pays for repairs, property taxes and insurance. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in operating lease right of use ("ROU") assets, other current liabilities, and operating lease liabilities in the consolidated Balance Sheet, which are reported within other assets, other current liabilities and other liabilities, respectively. Lease liabilities are classified between current and long-term liabilities based on their payment terms. The ROU asset balance for finance leases is included in property, plant, and equipment, net in the Balance Sheet. In accordance with the standard, the Company has elected not to recognize leases with terms of less than one year on the Balance Sheet.

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

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments. ASU 2021-05 requires accounting for leases by lessors with variable lease payments that do not depend on a reference index or a rate as operating leases if any other lease classification would require the lessor to recognize a day-one loss. The provisions of ASU 2021-05 are applicable for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company early adopted the new standard effective September 30, 2021 using retrospective method of adoption with an immaterial adoption impact to the Company's current year financial statements resulting from transactions in 2021 and no impact to the Company's financial statement for comparative prior year periods.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Acquired Contract Assets and Contract Liabilities. Under the new guidance, the acquirer should determine what contract assets and/or contract liabilities it would have recorded under ASC 606 as of the acquisition date, as if the acquirer had entered into the original contract at the same date and on the same terms as the acquiree. The recognition and measurement of those contract assets and contract liabilities will likely be comparable to what the acquiree has recorded on its books under ASC 606 as of the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period, for any period for which financial statements have not yet been issued. However, adoption in an interim period other than the first fiscal quarter requires an entity to apply the new guidance to all prior business combinations that have occurred since the beginning of the annual period in which the new guidance is adopted. The Company early adopted the new standard effective December 31, 2021 with no adoption impact to the Company's current year financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-10 on its disclosures.
NOTE 2. ACQUISITIONS

During 2021 and 2020, the Company acquired 100% voting equity of three businesses, and the assets and liabilities of another business. A summary of the acquisitions made during the period is as follows:

Date	Type	Company/Product Line	Location	Segment

November 2, 2021	Stock	Urtasun Tecnología Alimentaria S.L ("Urtasun")	Navarra, Spain	JBT FoodTech

A provider of fruit and vegetable processing solutions, particularly in the fresh packaged and frozen markets. The Urtasun acquisition extends the Company's capabilities in providing fruit and vegetable processing solutions.

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

Purchase price allocation for 2021 acquisitions:

(In millions)	Urtasun(1)	Prevenio(2)	ACS(3)	Total
Financial assets	$8.5	$8.1	$2.9	$19.5
Inventories	3.5	0.2	0.7	4.4
Property, plant and equipment	2.5	4.3	—	6.8
Customer relationship (4)	11.5	41.0	3.7	56.2
Patents and acquired technology (4)	6.0	17.5	3.4	26.9
Trademarks (4)	2.2	0.7	0.8	3.7
Deferred taxes	(5.4)	(15.0)	(0.9)	(21.3)
Financial liabilities	(7.2)	(3.1)	(2.9)	(13.2)
Total identifiable net assets	$21.6	$53.7	$7.7	$83.0

Cash consideration paid	$43.8	$173.3	$16.8	$233.9
Cash acquired	4.8	3.5	1.1	9.4
Net consideration	$39.0	$169.8	$15.7	$224.5

Goodwill (5)	$22.2	$119.6	$9.1	$150.9

(1)The purchase accounting for Urtasun is provisional. The valuation of certain working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
(2)The purchase accounting for Prevenio is provisional. The valuation of certain working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended December 31, 2021, the Company made no significant measurement period adjustments for Prevenio.
(3)The purchase accounting for ACS is final. During the quarter ended June 30, 2021, the Company refined its estimates for other intangibles by ($2.0) million and deferred taxes by $0.5 million. During the quarters ended September 30, 2021 and December 31, 2021, the Company made no significant measurement period adjustments for ACS. The impact of these adjustments were reflected as a net increase in goodwill of $1.3 million. These adjustments resulted in an immaterial impact to the consolidated statement of income.
(4)The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty years. The intangible assets acquired in 2021 have weighted average useful lives of 14 years for customer relationship, 8 years for patents and acquired technology, and 17 years for trademarks.
(5)The Company expects goodwill of $0.7 million from these acquisitions to be deductible for income tax purposes.
During the year ended December 31, 2021, acquisitions in 2021 generated aggregate revenues of $29.4 million and aggregate net income of $0.8 million.

During the second quarter of 2020, the Company acquired certain assets and liabilities of MARS Food Processing Solutions, LLC ("MARS") for a purchase price of $5 million. The Company expects goodwill of $3.1 million from this acquisition to be deductible for income tax purposes. The purchase accounting for MARS was final as of December 31, 2020.

Pro forma financial information for 2019 acquisition (unaudited)

The Company's acquisition of Proseal UK Limited ("Proseal") on May 31, 2019 was material to its overall results and as such the Company is required under ASC Topic 805, Business Combinations, to present pro forma information. The following information reflects the results of the Company’s operations for the year 2019 on a pro forma basis as if the acquisition of Proseal had been completed on January 1, 2018. Pro forma adjustments have been made to illustrate the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquired intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets, and the related tax impact associated with the incremental interest costs and amortization and depreciation expense.

Year ended
(In millions, except per share data)	2019
Revenue
Pro forma	$1,984.1
As reported	1,945.7
Income from continuing operations
Pro forma	$135.1
As reported	129.3
Income from continuing operations per share
Pro forma
Basic	$4.24
Fully diluted	4.20
As reported
Basic	$4.05
Fully diluted	4.03

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2018, and does not purport to project actual consolidated results of operations.

NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2021	2020
Raw materials	$101.0	$87.3
Work in process	59.1	51.4
Finished goods	151.8	136.4
Gross inventories before LIFO reserves and valuation adjustments	311.9	275.1
LIFO reserves	(53.3)	(49.2)
Valuation adjustments	(29.5)	(28.6)
Net inventories	$229.1	$197.3

Inventories accounted for under the LIFO method totaled $153.7 million and $123.8 million at December 31, 2021 and 2020, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2021	2020
Land and land improvements	$21.6	$19.7
Buildings	138.6	138.3
Machinery and equipment	426.2	423.7
Construction in process	20.4	21.1
	606.8	602.8
Accumulated depreciation	(339.2)	(334.8)
Property, plant and equipment, net	$267.6	$268.0

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of January 1, 2020	$490.9	$38.0	$528.9
Acquisitions	3.7	—	3.7
Currency translation	11.1	0.2	11.3
Balance as of December 31, 2020	505.7	38.2	543.9
Acquisitions	150.9	—	150.9
Currency translation	(9.9)	(0.1)	(10.0)
Balance as of December 31, 2021	$646.7	$38.1	$684.8

Intangible assets consisted of the following:

	2021		2020
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationships	$309.3	$102.0	$256.9	$82.8
Patents and acquired technology	174.5	82.0	151.3	65.2
Trademarks	47.2	15.0	44.8	16.8
Indefinite lived intangibles assets	10.6	—	10.8	—
Other	8.7	8.7	9.4	9.3
Total intangible assets	$550.3	$207.7	$473.2	$174.1

Intangible asset amortization expense was $38.2 million, $34.6 million, and $30.1 million for 2021, 2020 and 2019, respectively. Annual amortization expense for intangible assets is estimated to be $41.6 million in 2022, $40.3 million in 2023, $38.2 million in 2024, $37.3 million in 2025, and $36.3 million in 2026.

NOTE 6. DEBT

Five-year Revolving Credit Facility

On June 19, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provided for a $1 billion revolving credit facility that matures in June 2023. The borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness under the previous credit agreement. On May 25, 2021, the Company entered into the first amendment to the
Credit Agreement to permit the issuance of the Convertible Senior Notes described below. On December 14, 2021, the Company entered into the second amendment to increase its borrowing limit from $1 billion to $1.3 billion, extend the maturity of the Credit Agreement from June 2023 to December 2026, and modified the leverage calculation to differentiate between secured debt and total debt. Revolving loans under the credit facility bear interest, at the Company's option, at 1) LIBOR (subject to a floor rate of zero) or a benchmark replacement rate, or 2) an alternative base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, or LIBOR plus 1%), plus, in each case, a margin dependent on the leverage ratio.

The Company is required to make periodic interest payments on borrowed amounts and to pay an annual commitment fee of 15.0 to 30.0 basis points, depending on its leverage ratio. As of December 31, 2021, the Company had $282.9 million drawn on and $1,009.4 million of availability under the revolving credit facility. The ability to use this availability is limited by the leverage ratio covenant described below.

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

At any time on or after February 15, 2026, holders may convert their Notes at their option, and in multiples of $1,000 principal amount, without regard to the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the Notes and for the remainder of our conversion obligation in excess of the aggregate principal amount will pay or deliver cash, shares of common stock, or a combination of cash and shares of common stock at the Company’s election.

The Notes were not convertible during the year ended December 31, 2021 and none have been converted to date. Also given the daily average market price of the common stock has not exceeded the exercise price since inception, there is no impact to the diluted earnings per share.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of December 31, 2021.

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

The components of the Company's borrowings as of December 31, were as follows:

(In millions)	Maturity Date	2021	2020
Revolving credit facility (1)	December 14, 2026	$282.9	$523.9
Less: unamortized debt issuance costs		(1.2)	(1.4)
Revolving credit facility, net		$281.7	$522.5

Convertible senior notes (2)	May 15, 2026	$402.5	$—
Less: unamortized debt issuance costs		(9.8)	—
Convertible senior notes, net		$392.7	$—

Long-term debt, net		$674.4	$522.5
(1) Weighted-average interest rate at December 31, 2021 was 1.46%
(2) Effective interest rate for the Notes for the quarter ended December 31, 2021 was 0.82%

Interest expense of $1.9 million recognized for the Notes included contractual interest expense of $0.6 million and the amortization of debt issuance cost of $1.3 million for the year ended December 31, 2021.

NOTE 7. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes for the years ended on December 31, are shown below:

(In millions)	2021	2020	2019
Domestic	$71.5	$78.6	$85.2
Foreign	81.2	66.9	81.7
Income before income taxes	$152.7	$145.5	$166.9

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2021	2020	2019
Current:
Federal	$4.2	$4.6	$(8.1)
State	2.2	3.0	4.1
Foreign	30.6	19.3	21.8
Total current	$37.0	$26.9	$17.8
Deferred:
Federal	$1.0	$8.9	$18.2
State	1.5	1.5	1.0
Foreign	(5.2)	(0.6)	0.6
Total deferred	$(2.7)	$9.8	$19.8
Provision for income taxes	$34.3	$36.7	$37.6

The Company included in the tax provision for the year ended December 31, 2021 an immaterial correction of the rate applied since 2017 to a deferred tax liability associated with an investment in a subsidiary.

Significant components of deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2021	2020
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$14.2	$24.2
Accrued expenses and accounts receivable allowances	18.6	13.0
Net operating loss carryforwards	9.5	7.1
Inventories	9.0	8.4
Stock-based compensation	3.3	3.3
Operating lease liabilities	8.9	7.3
Research and development credit carryforwards	4.6	4.1
Foreign tax credit carryforward	0.9	0.4
Convertible bond	15.2	—
Other	—	1.5
Total deferred tax assets	$84.2	$69.3
Valuation allowance	(4.9)	(4.6)
Deferred tax assets, net of valuation allowance	$79.3	$64.7
Deferred tax liabilities attributable to:
Investment in subsidiary	$8.7	$13.3
Property, plant and equipment	24.9	23.2
Goodwill and amortization	75.0	51.7
Right to use lease assets	8.8	7.2
Other	3.2	—
Total deferred tax liabilities	$120.6	$95.4
Net deferred tax liabilities	$(41.3)	$(30.7)

Included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign and domestic operations. At December 31, 2021, the Company had $21.0 million of net operating losses that are available to offset future taxable income in several foreign jurisdictions indefinitely, and $24.4 million of net operating losses that are available to offset future taxable income through 2027. Of the $24.4 million, approximately $23.4 million of net operating losses in Switzerland, the Netherlands, and China are subject to a full valuation allowance, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully utilized. During 2021, the Company utilized $1.7 million of net operating losses relating to prior years.

Also included in deferred tax assets at December 31, 2021 are $3.8 million of U.S. state research and development credit carryforwards, which will expire beginning in 2028, if unused.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2021	2020	2019
Statutory U.S. federal tax rate	21%	21%	21%
Net difference resulting from:
Research and development tax credit	(4)	(5)	(4)
Foreign earnings subject to different tax rates	3	2	3
Nondeductible expenses	1	2	—
State income taxes	2	3	3
Foreign tax credits	(2)	(4)	(4)
Foreign withholding taxes	1	1	1
Effect of UK law change	3	—	—
Global intangible low-taxed income (GILTI)	—	3	4
Stock based compensation - excess tax benefit	—	—	(1)
Remeasurement of deferred tax liability	(3)	—	—
Other	—	2	—
Total difference	1%	4%	2%
Effective income tax rate	22%	25%	23%

The Company considers the unremitted earnings of certain foreign subsidiaries indefinitely reinvested. With respect to these subsidiaries, the Company had not provided deferred taxes on unremitted earnings of approximately $233 million. The amount of unrecognized deferred tax liabilities that would be owed related to these earnings is approximately $2.5 million.

As of December 31, 2021, the Company has recorded estimated deferred taxes of $9.9 million for income and withholding taxes related to the Company's foreign subsidiaries that are not permanently reinvested.

The Company does not have any unrecognized deferred tax benefits, as the Company does not believe it has any positions that meet the criteria for establishing an uncertain tax position liability.

In our major jurisdictions, including the United States, Belgium, Brazil, the Netherlands, Sweden, and the United Kingdom, tax years are typically subject to examination for three to five years.

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

The funded status of is pension plans, together with the associated balances recognized in its consolidated financial statements as of December 31, 2021 and 2020, were as follows:

(In millions)	2021	2020
Projected benefit obligation at January 1	$384.0	$356.3
Service cost	2.2	2.2
Interest cost	6.4	8.7
Actuarial (gain) loss	(13.8)	28.0
Plan participants' contributions	0.2	0.2
Benefits paid	(16.5)	(17.4)
Plan amendments	—	0.2
Currency translation adjustments	(4.8)	5.8
Projected benefit obligation at December 31	$357.7	$384.0
Fair value of plan assets at January 1	$290.8	$281.3
Company contributions	13.0	12.3
Actual return on plan assets	15.3	13.7
Plan participants' contributions	0.2	0.2
Benefits paid	(16.5)	(17.4)
Currency translation adjustments	(1.1)	0.7
Fair value of plan assets at December 31	$301.7	$290.8
Funded status of the plans (liability) at December 31	$(56.0)	$(93.2)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(0.9)	(1.5)
Accrued pension and other post-retirement benefits, less current portion	(55.1)	(91.7)
Net amount recognized	$(56.0)	$(93.2)

The liability associated with the OPEB plan included in the consolidated financial statements was $2.6 million and $2.8 million as of December 31, 2021 and 2020, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31, 2021 and 2020 were $196.2 million and $217.6 million, respectively for pensions, and $(0.2) million and $(0.1) million for the OPEB plan, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $350.6 million and $375.2 million at December 31, 2021 and 2020, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31, 2021. For the year ended December 31, 2021, accumulated benefit obligation for the pension plans decreased primarily due to actuarial gains incurred from the increase in discount rates driven by an increase in bond yields. For the year ended December 31, 2020, accumulated benefit obligation for the pension plans increased primarily due to actuarial loss incurred from the decrease in discount rates driven by a decrease in bond yields.

Pension costs (income) for the years ended December 31, were as follows:

(In millions)	2021	2020	2019
Service cost	$2.2	$2.2	$2.1
Interest cost	6.4	8.7	11.5
Expected return on plan assets	(15.6)	(13.1)	(15.2)
Amortization of net actuarial loss	7.7	8.1	6.0
Settlement loss recognized	0.1	—	—
Total costs	$0.8	$5.9	$4.4

OPEB plan costs were not material for the years ended December 31, 2021, 2020, and 2019.

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive loss during 2021 for the OPEB plan were not material and for the pension plans were as follows:

(In millions)	Pensions
Actuarial gain	$(13.5)
Amortization of net actuarial gain	(7.8)
Net income recognized in other comprehensive income	$(21.3)
Total recognized in net periodic benefit cost and other comprehensive income	$(20.5)

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

The following weighted-average assumptions were used to determine the benefit obligations for the pension plans:

	2021	2020	2019
Discount rate	2.67%	2.31%	2.98%
Rate of compensation increase	3.77%	3.07%	3.09%

The following weighted-average assumptions were used to determine net periodic benefit cost for the pension plans:

	2021	2020	2019
Discount rate	2.32%	2.98%	4.06%
Rate of compensation increase	3.77%	3.07%	3.09%
Expected rate of return on plan assets	5.58%	4.86%	5.63%

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

Target asset allocations and actual allocations as of December 31, 2021 and 2020 were as follows:

	Target	2021	2020
Equity	10% - 40%	36%	38%
Fixed income	40% - 70%	59%	53%
Real estate and other	0% - 15%	4%	8%
Cash	0% - 10%	1%	1%
		100%	100%

Actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2021			As of December 31, 2020
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$2.4	$2.4	$—	$1.9	$1.9	$—
Equity securities:
All caps(1)	25.6	—	25.6	25.4	—	25.4
International(2)	64.8	—	64.8	71.6	—	71.6
Infrastructure(3)	14.8	14.8	—	14.2	14.2	—
Fixed income securities:
Government securities(4)	34.6	—	34.6	25.9	—	25.9
Corporate bonds(5)	135.1	8.0	127.1	128.6	8.7	119.9
Real estate and other investments(6)	12.7	—	12.7	23.2	—	23.2
Total assets at fair value	$290.0	$25.2	$264.8	$290.8	$24.8	$266.0
Investments valued using NAV as a practical expedient(7)	11.8			—
Total assets	$301.8			$290.8

(1)Includes funds that invest in large, medium and small cap equity securities.
(2)Includes funds that invest primarily in international equity securities.
(3)Includes funds that invest primarily in infrastructure equity securities.
(4)Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.
(5)Includes funds that invest in investment grade bonds, high yield bonds and mortgage-backed fixed income securities.
(6)Includes funds that invest primarily in REITs, funds that invest in commodities and investments in insurance contracts held by the Company's foreign pension plans.
(7)As of December 31, 2021, the Company elected the practical expedient to characterize certain new investments which are measured at net asset values ("NAV") that have not been classified in the fair value hierarchy.
The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on valuations made using inputs that are either directly or indirectly observable as of the reporting date. As of December 31, 2021, such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. The Company is able to sell any of its investment funds with notice of no more than 30 days. For more information on the fair value hierarchy, see Note 15. Fair Value of Financial Instruments.

Contributions

The Company expects to contribute $13.1 million to its pension and other post-retirement benefit plans in 2022. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from various pension benefit plans through 2031. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions
2022	$17.5
2023	18.2
2024	19.1
2025	20.9
2026	19.9
2027-2031	99.7

Savings Plans

U.S. and some international employees participate in defined contribution savings plans that the Company sponsors. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $15.9 million, $15.1 million, and $12.9 million in 2021, 2020 and 2019, respectively.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2021 and 2020 by component are shown in the following table:

	Pension and Other Post-retirement Benefits(1)	Derivatives Designated as Hedges(1)	Foreign Currency Translation(1)	Total(1)
(In millions)
Balance as of January 1, 2020	$(147.0)	$0.1	$(45.9)	$(192.8)
Other comprehensive income (loss) before reclassification	(20.4)	(5.0)	(6.7)	(32.1)
Amounts reclassified from accumulated other comprehensive income	6.0	1.1	(2.1)	5.0
Balance as of December 31, 2020	$(161.4)	$(3.8)	$(54.7)	$(219.9)
Other comprehensive income (loss) before reclassification	10.1	4.3	3.1	17.5
Amounts reclassified from accumulated other comprehensive income	5.8	1.3	(2.1)	5.0
Balance as of December 31, 2021	$(145.5)	$1.8	$(53.7)	$(197.4)

(1)    All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2021 were $7.8 million of charges to pension (income) expense, other than service cost, net of $2.0 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2021 were $1.8 million of interest expense, net of $0.5 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2021 were $2.9 million of benefit in interest expense, net of $0.8 million in provision for income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2020 were $8.1 million of charges to pension (income) expense, other than service cost, net of $2.1 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2020 were $1.5 million of interest expense, net of $0.4 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2020 were $2.9 million of benefit in interest expense, net of $0.8 million in provision for income taxes.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2021	2020	2019
Stock-based compensation expense	$6.5	$1.9	$9.4
Tax benefit (expense) recorded in consolidated statements of income	$2.2	$(0.1)	$4.6

As of December 31, 2021, there was $11.5 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.9 years.

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

Restricted stock unit awards specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock units generally vest after 3 years of service, but may also vest upon a change of control as defined in the Incentive Compensation Plan. The 2017 Incentive Compensation Plan was approved by stockholders in May 2017. The 2017 Incentive Compensation Plan replaced the prior incentive compensation plan (the “2008 Incentive Compensation Plan”). The aggregate number of shares of common stock that are authorized for issuance under the 2017 Incentive Compensation Plan is (i) 1,000,000 shares, plus (ii) the number of shares of common stock that remained available for issuance under the 2008 Incentive Compensation Plan on the effective date of the 2017 Incentive Compensation Plan, plus (iii) the number of shares of common stock that were subject to outstanding awards under the 2008 Incentive Compensation Plan on the effective date of the 2017 Incentive Compensation Plan that are canceled, forfeited, returned or withheld without the issuance of shares thereunder.

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

Restricted Stock Units

A summary of the nonvested restricted stock units as of December 31, 2021 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2020	394,713	$56.24
Granted	119,443	$142.32
Vested	(56,572)	$105.11
Forfeited	(51,178)	$111.78
Nonvested at December 31, 2021	406,406	$70.31

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

For performance-based restricted stock units awards made in 2021, 2020, and 2019, the number of shares to be issued is dependent upon performance over the three year period ending December 31st of the respective term, with respect to cumulative diluted earnings per share from continuing operations and average operating return on invested capital (ROIC). ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2021, 2020, and 2019, and the forecasted amounts over the remainder of the performance period, the Company expects to issue a total of 28,712, 12,205, 5,088, and 3,088, shares at the vesting dates in March 2024, May 2023, March 2023 and April 2022, respectively. Compensation cost has been measured in 2021 based on these expectations.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2021	2020	2019
Weighted-average grant-date fair value of restricted stock units granted	$142.32	$96.81	$91.92
Fair value of restricted stock vested (in millions)	$7.9	$6.5	$20.7

NOTE 11. STOCKHOLDERS’ EQUITY

The following is a summary of capital stock activity (in shares) for the year ended December 31, 2021:

	Common stock outstanding	Common stock held in treasury
December 31, 2020	31,729,736	11,871
Stock awards issued	40,231	(11,871)
December 31, 2021	31,769,967	—

On December 1, 2021, the Board authorized a share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2022 through December 31, 2024, which replaced the prior share repurchase program. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan.

On August 10, 2018, the Board authorized a share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2019 through December 31, 2021, which replaced the prior share repurchase program. There were no share repurchases under this program, which has now terminated.

NOTE 12. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The Company has estimated that $1,006.7 million in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of December 31, 2021. The Company expects to complete these obligations and recognize 90% as revenue in 2022, 9% in 2023, and the remainder after 2023.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	December 31,
	2021		2020		2019
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$661.6	$178.2	$610.7	$155.4	$586.6	$200.2
Non-recurring (1)	738.8	289.3	623.8	337.9	742.8	415.7
Total	$1,400.4	$467.5	$1,234.5	$493.3	$1,329.4	$615.9

Geographical Region (2)
North America	$776.6	$416.9	$666.5	$423.9	$703.3	$500.7
Europe, Middle East and Africa	364.0	38.8	365.3	41.5	376.7	81.6
Asia Pacific	174.2	7.7	135.3	23.9	171.0	27.3
Latin America	85.6	4.1	67.4	4.0	78.4	6.3
Total	$1,400.4	$467.5	$1,234.5	$493.3	$1,329.4	$615.9

Timing of Recognition
Point in Time	$661.1	$218.1	$593.5	$251.7	$618.1	$370.1
Over Time	739.3	249.4	641.0	241.6	711.3	245.8
Total	$1,400.4	$467.5	$1,234.5	$493.3	$1,329.4	$615.9

(1)     Aftermarket parts and services and operating lease revenues are considered recurring revenue. Non-recurring revenue includes new equipment and installation.

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Contract Assets	$94.4	$68.3	$74.4
Contract Liabilities	178.0	123.8	92.5

The revenue recognized during the year ended December 31, 2021, 2020 and 2019 that was included in contract liabilities at the beginning of the period amounted to $105.2 million, $74.9 million, and $112.5 million respectively. Additionally, the Company assumed contract liabilities from acquisitions in the amount of $2.5 million in the year 2021 and of $10.1 million in the year 2019. The remainder of change from December 31, 2021, December 31, 2020 and December 31, 2019 is driven by the timing of advance and milestone payments received from customers, customer returns, and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 13. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from continuing operations for the respective periods and basic and diluted shares outstanding:

(In millions, except per share data)	2021	2020	2019
Basic earnings per share:
Income from continuing operations	$118.4	$108.8	$129.3
Weighted average number of shares outstanding	32.0	32.0	31.9
Basic earnings per share from continuing operations	$3.70	$3.40	$4.05
Diluted earnings per share:
Income from continuing operations	$118.4	$108.8	$129.3
Weighted average number of shares outstanding	32.0	32.0	31.9
Effect of dilutive securities:
Restricted stock units	0.1	0.1	0.1
Total shares and dilutive securities	32.1	32.1	32.0
Diluted earnings per share from continuing operations	$3.69	$3.39	$4.03

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at December 31, 2021 of $1,709.7 million, as hedges and therefore does not apply hedge accounting.

The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheets:

	As of December 31, 2021		As of December 31, 2020
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$10.6	$9.4	$10.0	$12.7

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

As of December 31, 2021 and 2020, information related to these offsetting arrangements was as follows:

(In millions)	As of December 31, 2021
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$17.5	$—	$17.5	$(7.3)	$10.2

Offsetting of Liabilities	As of December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$—	$9.1	$(7.3)	$1.8

(In millions)	As of December 31, 2020
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10.0	$—	$10.0	$(8.6)	$1.4

Offsetting of Liabilities	As of December 31, 2020
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$16.6	$—	$16.6	$(8.6)	$8.0

The following table presents the location and amount of the loss on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Consolidated Statements of Income:

Derivatives not designated as hedging instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2021	2020	2019
Foreign exchange contracts	Revenue	$(1.1)	$2.7	$(2.7)
Foreign exchange contracts	Cost of sales	(0.1)	(3.1)	1.1
Foreign exchange contracts	Selling, general and administrative expense	1.0	2.5	(1.7)
Total		$(0.2)	$2.1	$(3.3)

Remeasurement of assets and liabilities in foreign currencies		(0.8)	(3.1)	1.1
Net loss on foreign currency transactions		$(1.0)	$(1.0)	$(2.2)

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

At December 31, 2021, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $2.4 million and as accumulated other comprehensive income, net of tax, of $1.7 million.

Net Investment hedges: The Company has entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the Consolidated Statements of Income. For the year ended December 31, 2021, gains recorded in interest expense, net under the cross currency swap agreements were $2.9 million.
At December 31, 2021, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $5.5 million and as accumulated other comprehensive income, net of tax, of $4.1 million.

Refer to Note 15. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

Credit risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of December 31, 2021, is limited to the amount outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2021				As of December 31, 2020
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.5	$13.5	$—	$—	$12.3	$12.3	$—	$—
Derivatives	18.4	—	18.4		10.0	—	10.0
Total assets	$31.9	$13.5	$18.4	$—	$22.3	$12.3	$10.0	$—

Liabilities:
Derivatives	$9.4	$—	$9.4	$—	$18.8	$—	$18.8	$—
Contingent Consideration	—	—	—	—	19.1	—	—	19.1
Total liabilities	$9.4	$—	$9.4	$—	$37.9	$—	$18.8	$19.1

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in Other assets on the Balance Sheets. Investments include an unrealized gain of $0.5 million as of December 31, 2021 and unrealized gain of $1.1 million as of December 31, 2020.

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

Following table provides a summary of changes in fair value of contingent consideration during the year ended December 31, 2021:

	For year ended
	December 31, 2021	December 31, 2020
Beginning balance	$19.1	$17.4
Measurement adjustments recorded to earnings	—	1.1
Cash Payments	(19.4)	—
Foreign currency translation adjustment	0.3	0.6
Ending balance	$—	$19.1

The carrying amounts of cash and cash equivalents, trade receivables and payables, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values and the estimated fair values of debt financial instruments as of December 31 are as follows:

	2021		2020
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior notes	$392.7	$448.8	$—	$—
Revolving credit facility, expires December 14, 2026	282.9	282.9	523.9	523.9
Other	—	—	2.4	2.4

The carrying values of the Company's revolving credit facility recorded in long-term debt on the Balance Sheet approximate their fair values due to their variable interest rates. The fair value of the Convertible senior notes is estimated using Level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

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

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $145.3 million at December 31, 2021, represent guarantees of future performance. The Company also has provided approximately $6.3 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within two years; the Company expects to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the

Company generally retains recourse to the equipment sold. As of December 31, 2021, the gross value of such arrangements was $0.7 million, of which the Company's net exposure under such guarantees was less than $0.1 million.

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

(In millions)	2021	2020
Balance at beginning of the year	$11.5	$12.0
Expenses for new warranties	12.6	12.4
Adjustments to existing accruals	(0.9)	(0.9)
Claims paid	(10.5)	(12.4)
Added through acquisition	0.3	—
Translation	(0.3)	0.4
Balance at end of year	$12.7	$11.5

NOTE 17. LEASES

Lessee Accounting
Operating Leases:

The Company's lease cost for the year ended December 31, 2021 was $17.3 million, including variable lease cost of $2.1 million and short-term lease cost of $1.3 million. The Company's lease cost for the year ended December 31, 2020 was $16.3 million, including variable lease cost of $1.6 million and short-term lease cost of $1.0 million. The Company's lease cost for the year ended December 31, 2019 was $14.1 million, including variable lease cost of $1.0 million and an immaterial short-term lease cost. Sub-lease income were immaterial for the years ended December 31, 2021, 2020, and 2019.

The following tables provide the required information regarding operating leases for which the Company is lessee:

	Balance as of
(In millions)	December 31, 2021	December 31, 2020
Assets
ROU assets	$33.5	$27.0
Total ROU assets	$33.5	$27.0

Liabilities
Current	$10.2	$9.0
Non-current	25.2	19.7
Total lease liabilities	$35.4	$28.7

Weighted-average remaining lease term (years)	4.5	4.5
Weighted-average discount rate	4.2%	5.1%

The majority of ROU assets and lease liabilities, approximately 85%, relate to real estate leases, with the remaining amount primarily comprised of vehicle leases.

Maturity of Operating Lease Liabilities as of December 31, 2021, in millions:

Year 1(a)	$11.3
Year 2	8.8
Year 3	6.6
Year 4	5.6
Year 5	3.0
After Year 5	3.7
Total lease payments	$39.0
Less: Interest on lease payments	(3.6)
Present value of lease liabilities	$35.4
(a) Represents the next 12 months

Other Information for Operating Leases:

	Year-to-Date
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$13.3	$12.9	$13.3
ROU assets arising from obtaining new operating lease obligations	19.1	4.8	10.9

Refer to Note 21. Related Party Transactions for details of operating lease agreements with related parties.
Finance Leases:
The Company's real estate leases for which it is the lessee for an indefinite lease term are classified as financing. The ROU asset balance for these leases, included in property, plant, and equipment, net in the Balance Sheet, is $3.2 million and $3.3 million as of December 31, 2021 and December 31, 2020, respectively. These finance leases have no lease liability outstanding as of December 31, 2021 as no amounts are due under the lease. The reduction in the carrying amount of the ROU asset balance for the years ended December 31, 2021, 2020, and 2019 was immaterial.
Lessor Accounting

Operating Leases:

The following tables provide the required information regarding operating leases for which the Company is lessor.

Operating Lease Revenue:

(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Fixed payment revenue	$66.3	$66.7	$67.7
Variable payment revenue	24.9	14.0	18.0
Total	$91.2	$80.7	$85.7

Operating Lessor Maturity Analysis as of December 31, 2021, in millions:

Less than 1 Year(a)	$52.6
Year 1	37.2
Year 2	26.8
Year 3	18.5
Year 4	12.6
Year 5	5.4
After Year 5	3.8
Total lease receivables	$156.9
(a) Represents the next 12 months

Sales-Type Leases:

Sales-Type Lessor Maturity Analysis as of December 31, 2021, in millions:

Less than 1 Year(a)	$5.0
Year 1	1.6
Year 2	0.3
Year 3	0.6
Total lease receivables	$7.5
(a) Represents the next 12 months

Sales-type lease revenue was $11.7 million, $8.3 million, and $5.6 million for the years ended December 31, 2021, 2020, and 2019 respectively. The current portion of the net investment in sales-type leases is included in trade receivables and the portion due after one year is included in other long-term assets in the Balance Sheet.

NOTE 18. BUSINESS SEGMENTS

Operating segments for the Company are determined based on information used by the chief operating decision maker (CODM) in deciding how to evaluate performance and allocate resources to each of the segments. JBT’s CODM is the Chief Executive Officer (CEO). While there are many measures the CEO reviews in this capacity, the key segment measures reviewed include operating profit, EBITDA, adjusted when applicable, and EBITDA margins.

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

Segment revenue and segment operating profit

Segment operating profit is defined as total segment revenue less segment operating expenses. Business segment information is as follows:

(In millions)	2021	2020	2019
Revenue
JBT FoodTech	$1,400.4	$1,234.5	$1,329.4
JBT AeroTech	467.5	493.3	615.9
Other revenue	0.4	—	0.4
Total revenue	$1,868.3	$1,727.8	$1,945.7

Income before income taxes
Segment operating profit:
JBT FoodTech	$187.0	$170.6	$184.7
JBT AeroTech	32.6	52.9	78.9
Total segment operating profit	219.6	223.5	263.6
Corporate items:
Corporate expense (1)	53.9	48.3	61.9
Restructuring expense (2)	5.6	12.1	13.5
Operating income	160.1	163.1	188.2

Pension (income) expense, other than service cost	(1.3)	3.7	2.5
Net interest expense	8.7	13.9	18.8
Income from continuing operations before income taxes	152.7	145.5	166.9
Provision for income taxes	34.3	36.7	37.6
Income from continuing operations	118.4	108.8	129.3
Loss from discontinued operations, net of income taxes	—	—	0.3
Net income	$118.4	$108.8	$129.0

(1)Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)Refer to Note 19. Restructuring for further information on restructuring expense.

Segment operating capital employed and segment assets

(In millions)	2021	2020	2019
Segment operating capital employed (1):
JBT FoodTech	$1,310.2	$1,145.4	$1,200.3
JBT AeroTech	184.1	208.1	241.7
Total segment operating capital employed	1,494.3	1,353.5	1,442.0
Segment liabilities included in total segment operating capital employed (2)	522.0	406.1	436.9
Corporate (3)	125.1	46.3	36.0
Total assets	$2,141.4	$1,805.9	$1,914.9

Segment assets:
JBT FoodTech	$1,730.9	$1,468.9	$1,528.4
JBT AeroTech	285.4	290.7	350.5
Total segment assets	2,016.3	1,759.6	1,878.9
Corporate (3)	125.1	46.3	36.0
Total assets	$2,141.4	$1,805.9	$1,914.9

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

(In millions)	2021	2020	2019
Revenue (by location of customers):
United States	$1,137.5	$1,034.0	$1,133.7
All other countries	730.8	693.8	812.0
Total revenue	$1,868.3	$1,727.8	$1,945.7

(In millions)	2021	2020	2019
Long-lived assets:
United States	$212.9	$181.9	$180.6
United Kingdom	27.5	29.8	27.4
All other countries	80.0	79.9	77.5
Total long-lived assets	$320.4	$291.6	$285.5

Other business segment information

	Capital Expenditures			Depreciation and Amortization
(In millions)	2021	2020	2019	2021	2020	2019
JBT FoodTech	$35.1	$27.9	$29.9	$69.0	$63.6	$58.1
JBT AeroTech	1.6	2.1	5.6	4.5	5.5	4.7
Corporate	17.4	4.3	2.4	3.3	2.7	2.8
Total	$54.1	$34.3	$37.9	$76.8	$71.8	$65.6

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

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. During the third quarter of 2021, the Company had revised its total estimated costs in connection with this plan, with the original estimate of $9 million to $10 million for FoodTech to be recognized by end of 2021, to a range of $10 million to $11 million to be completed by second quarter of 2022. These changes are due to a delay in transfer of the manufacturing process under this plan. The total estimated cost for AeroTech in connection with this plan is approximately $6 million. The Company recognized restructuring charges of $17.2 million, net of a cumulative release of the related liability of $1.5 million, through December 31, 2021.

The following table details the cumulative restructuring charges reported in operating income for the active restructuring plans since the implementation of these plans:

	Cumulative Amount	As of the Quarter Ended				Cumulative Amount
(In millions)	Balance as of December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	Balance as of December 31, 2021
2020 restructuring plan
Severance and related expense	$7.0	$0.2	$0.8	$0.2	$1.0	$9.2
Inventory write-off	1.9	—	—	—	0.2	2.1
Employee overlap costs	0.3	0.4	0.3	0.7	0.4	2.1
Retention bonus	0.3	0.4	—	0.1	(0.3)	0.5
Other	0.7	0.2	0.5	0.2	1.7	3.3
Total Restructuring charges	$10.2	$1.2	$1.6	$1.2	$3.0	$17.2

Restructuring charges, net of related release of liability, is reported within the following financial statement line items of the accompanying Consolidated Statements of Income:

	Twelve Months Ended December 31,
(In millions)	2021	2020	2019
Cost of products(1)	$0.2	$1.9	$—
Restructuring expense	5.6	12.1	13.5
Total restructuring charge	$5.8	$14.0	$13.5

(1) Restructuring charge reported in Cost of products is related to an inventory write-off resulting from the 2020 restructuring plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheets. The table below details the restructuring activities for the year ended December 31, 2021:

		Impacts to earnings
(In millions)	Balance as of December 31, 2020	Charged to Earnings	Releases	Cash Payments	Balance as of December 31, 2021
2020 restructuring plan
Severance and related expense	$3.7	$2.2	$(1.1)	$(4.1)	$0.7
Employee overlap costs	—	1.8	—	(1.8)	—
Retention bonus	0.1	0.2	(0.1)	(0.1)	0.1
Other	0.2	2.6	—	(2.8)	—
Total	$4.0	$6.8	$(1.2)	$(8.8)	$0.8

The Company released $1.2 million of the liability during the year ended December 31, 2021 which it no longer expects to pay in connection with the 2020 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

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

In connection with Mr. Giacomini’s departure from the Company, 96,427 nonvested shares under the Company’s stock-based compensation plans were forfeited. Accordingly, the Company recorded a benefit of $2.9 million associated with the reversal of previously accrued amounts for these unvested shares as stock based compensation expense within Selling, general, and administrative expense during the year ended December 31, 2020.

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
NOTE 21. RELATED PARTY TRANSACTIONS

The Company has entered into an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of its newly acquired business. The lease commenced on September 1, 2019, with an eight year term. The operating lease right-of-use asset and the lease liability related to this agreement is $3.1 million and $3.4 million, respectively, as of December 31, 2021.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(a)	Deductions and other(b)	Balance at end of period
Year ended December 31, 2019:
Allowance for doubtful accounts	$3,698	$2,064	$—	$1,438	$4,324
Valuation allowance for deferred tax assets	$3,861	$—	$37	$—	$3,898
Year ended December 31, 2020:
Allowance for credit losses	$4,324	$1,846	$954	$1,845	$5,279
Valuation allowance for deferred tax assets	$3,898	$—	$719	$—	$4,617
Year ended December 31, 2021:
Allowance for credit losses	$5,279	$2,027	$—	$1,260	$6,046
Valuation allowance for deferred tax assets	$4,617		$270		$4,887

(a)    "Additions charged to other accounts" includes allowances added through business combinations and allowance for credit losses charged to retained earnings upon adoption of ASC 326 as of January 1, 2020.

(b)    “Deductions and other” includes translation adjustments, write-offs, net of recoveries, and reductions in the allowances credited to expense.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)Management’s Annual Report on Internal Control over Financial Reporting
Internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2021, based on the criteria in Internal Control Integrated Framework issued by the COSO.

We excluded CMS Technology, Inc (“Prevenio”), Urtasun Tecnología Alimentaria S.L. (“Urtasun”), and AutoCoding Systems Ltd. (“ACS”) from our assessment of internal control over financial reporting as of December 31, 2021 because these entities were acquired by the Company in purchase business combinations during 2021. The total assets and total revenues of Prevenio, Urtasun, and ACS, wholly-owned subsidiaries, excluded from our assessment represent 2.2% and 1.6%, respectively, of the related consolidated amounts as of and for the year-end ended December 31, 2021.

Attestation Report of the Registered Public Accounting Firm
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report which is included on page 50.

(c)Changes in Internal Control over Financial Reporting

In the ordinary course of business, the Company reviews its internal control over financial reporting and makes changes to its systems and processes to improve such controls and increase efficiency, while ensuring that the Company maintains effective internal control over financial reporting. Changes may include such activities as implementing new, more efficient systems, automating manual processes and updating existing systems.

There were no changes in our internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

ITEM 9B.    OTHER INFORMATION

None.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

The Company also elects to disclose the information required by Form 8-K, Item 5.05, “Amendments to the registrant’s code of ethics, or waiver of a provision of the code of ethics,” through the Company's website at www.jbtc.com, and such information will remain available on the website for at least a twelve-month period.

Information regarding the Company's executive officers is presented in the section entitled “Information about our Executive Officers” in Part I of this Annual Report on Form 10-K.

Other information required by this Item can be found in the Proxy Statement for the Company's 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation” and "Compensation Tables and Explanatory Information" of the Proxy Statement for the Company's 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for the Company's 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the Company's 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the Company's 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 53 through 92 herein:

2.Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 92. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.

4.2*	Description of common stock.

4.3	Form of Bond Hedge Confirmation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 28, 2021.

4.4	Form of Warrant Confirmation, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 28, 2021.

4.5
Indenture, dated as of May 28, 2021, by and among John Bean Technologies Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 28, 2021.

10.1*
Amended and Restated Credit Agreement, dated December 14, 2021, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. [1]

10.2	Trademark License Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.3
Trademark Assignment and Coexistence Agreement between JBT Corporation and FMC Technologies, Inc., incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.

10.4
John Bean Technologies Corporation Non-Qualified Savings and Investment Plan As Amended and Restated, Effective January 1, 2019, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2018.[2]

10.5
First Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 31, 2019.[2]

10.6
Second Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.21A to our Annual Report on Form 10-K filed with the SEC on March 2, 2020.[2]

10.7	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[2]

10.7A
First Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[2]

10.7B
Second Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.[2]

10.8	Form of Amended and Restated JBT Corporation Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 21, 2011.[2]

10.9
Form of First Amendment to John Bean Technologies Corporation Amended and Restated Executive Severance Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 2, 2013.[2]

10.10
Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[2]

10.10A
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11G to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[2]

10.10B
Second Amendment of John Bean Technologies Corporation Employee's Retirement Program - Part I Salaried and Nonunion Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.[2]

10.10C
Third Amendment of John Bean Technologies Corporation Employees' Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[2]

10.11
Amended and Restated John Bean Technologies Corporation Savings and Investment Plan incorporated by reference to Exhibit 10.12F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[2]

10.11A
First Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12G to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[2]

10.11B
Second Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12H to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[2]

10.11C
Third Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12I to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[2]

10.11D
Fourth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12J to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[2]

10.11E
Fifth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12K to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[2]

10.11F
Sixth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12L to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[2]

10.11G
Seventh Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12M to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.[2]

10.11H
Eighth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12N to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[2]

10.11I
Ninth Amendment of Amended and Restated John Bean Technologies Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12O to our Annual Report on Form 10-K filed with the SEC on March 2, 2015.[2]

10.11J	Tenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12P to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[2]

10.11K	Eleventh Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12Q to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[2]

10.11L	Twelfth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12R to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[2]

10.11M	Thirteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12S to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[2]

10.11N	Fourteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12T to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[2]

10.11O	Fifteenth Amendment of JBT Corporation Savings and Investment Plan, incorporated by reference to Exhibit 10.12U to our Annual Report on Form 10-K filed with the SEC on February 28, 2017.[2]

10.11P	Sixteenth Amendment of JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[2]

10.11Q	Seventeenth Amendment to JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[2]

10.11R	Eighteenth Amendment to JBT Corporation Savings and Investment Plan, incorporate by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on April 27, 2017.[2]

10.11S
Nineteenth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[2]

10.11T
Twentieth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[2]

10.11U
Twenty-First Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[2]

10.11V
Twenty-Second Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As amended and restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[2]

10.11W
Twenty-Third Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 2, 2018.[2]

10.11X
Twenty-Fourth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019.[2]

10.11Y
Twenty-Fifth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019.[2]

10.11Z
Twenty-Sixth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 31, 2019.[2]

10.11AA
Twenty-Seventh Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with SEC on October 31, 2019.[2]

10.11AB
Twenty-Eighth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.12AB to our Annual Report on Form 10-K filed with the SEC on March 2, 2020.[2]

10.11AC
Twenty-Ninth Amendment OF John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q field with the SEC on July 29, 2020.[2]

10.11AD
Thirtieth Amendment Of John Bean Technologies Corporation Savings And Investment Plan (As Amended and Restated, Effective as of January 1, 2012), incorporate by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2021.[2]

10.12	Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2020.[2]

10.13	Offer Letter to Paul Sternlieb incorporated by reference to Exhibit 10.17A to our Annual Report on Form 10-K filed with the SEC on February 28, 2018.[2]

10.13A	Offer Letter to Brian Deck, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2020.[2]

10.13B	Offer Letter to Matthew Meister, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 16, 2020.[2]

10.13C	Offer Letter to Shelley Bridarolli, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2021.[2]

10.13D*	Contract of Employment between John Bean Technologies AB and Robert Petrie. [2]

10.14
John Bean Technologies Corporation Retiree Welfare Benefits Plan (as amended and restated, Effective January 1, 2016), incorporated by reference to Exhibit 10.3 to our Quarterly report Form 10-Q filed with the SEC on October 29, 2015.[2]

10.15	John Bean Technologies Corporation 2017 Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15A
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15B
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15C
Form of Performance-Based Restricted Stock Unit Grant Agreement Non-ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15D
Form of Performance-Based Restricted Stock Unit Grant Agreement Non-ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15E
Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15F
Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15G
Form of Time-Based Restricted Stock Unit Grant Agreement Non-ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15H
Form of Time-Based Restricted Stock Unit Grant Agreement Non-ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15I
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15J
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.16
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 2-Year Performance Period; 5 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.16A
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 2-Year Performance Period; 10 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.16B
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 10 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.16C
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 5 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

16	Letter dated January 7, 2021 to the Securities and Exchange Commission from KPMG LLP, incorporated by reference to Exhibit 16 to our Current Report on Form 8-K filed with the SEC on January 7, 2021.

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

1
The schedules and exhibits to the Amended and Restated Credit Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any omitted schedule or exhibit; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

2	A management contract or compensatory plan required to be filed with this report.
*	Filed herewith

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
Date: February 24, 2022

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. DECK	President, Director and	February 24, 2022
Chief Executive Officer
Brian A. Deck	(Principal Executive Officer)

/s/ MATTHEW J. MEISTER	Executive Vice President and	February 24, 2022
Chief Financial Officer
Matthew J. Meister	(Principal Financial Officer)

/s/ JESSI L. CORCORAN	Vice President, Corporate Controller	February 24, 2022
(Principal Accounting Officer)
Jessi L. Corcoran

/s/ BARBARA BRASIER	Director	February 24, 2022

Barbara Brasier

/s/ C. MAURY DEVINE	Director	February 24, 2022

C. Maury Devine

/s/ ALAN D. FELDMAN	Director	February 24, 2022

Alan D. Feldman

/s/ JAMES E. GOODWIN	Director	February 24, 2022

James E. Goodwin

/s/ POLLY B. KAWALEK	Director	February 24, 2022

Polly B. Kawalek

/s/ EMMANUEL LAGARRIGUE	Director	February 24, 2022

Emmanuel Lagarrigue

/s/ JAMES M. RINGLER	Director	February 24, 2022

James M. Ringler

/s/ LAWRENCE V. JACKSON	Director	February 24, 2022

Lawrence V. Jackson

/s/ CHARLES L. HARRINGTON	Director	February 24, 2022

Charles L. Harrington