Form 10-Q
period 2022-03-31
John Bean Technologies CORP
filed 2022-04-29
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Common Stock, par value $0.01 per share	31,784,331

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Revenue:
Product revenue	$400.9	$360.7
Service revenue	68.3	57.1
Total revenue	469.2	417.8
Operating expenses:
Cost of products	281.8	245.1
Cost of services	47.9	39.5
Selling, general and administrative expense	108.4	94.4
Restructuring expense	0.5	1.0
Operating income	30.6	37.8
Interest expense, net	2.1	2.1
Net income before income taxes	28.5	35.7
Income tax provision	2.9	8.7
Net income	$25.6	$27.0

Basic earnings per share:
Net income	$0.80	$0.84
Diluted earnings per share:
Net income	$0.80	$0.84

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Net income	$25.6	$27.0
Other comprehensive income, net of income taxes
Foreign currency translation adjustments	0.1	4.5
Pension and other postretirement benefits adjustments	1.6	1.7
Derivatives designated as hedges	7.3	3.2
Other comprehensive income	9.0	9.4
Comprehensive income	$34.6	$36.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	March 31, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$84.2	$78.8
Trade receivables, net of allowances	236.9	239.1
Contract assets	104.0	94.4
Inventories	275.6	229.1
Other current assets	76.4	77.3
Total current assets	777.1	718.7
Property, plant and equipment, net of accumulated depreciation of $347.3 and $339.2 respectively	269.2	267.6
Goodwill	681.9	684.8
Intangible assets, net	329.1	342.6
Other assets	152.6	127.7
Total Assets	$2,209.9	$2,141.4

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$0.1	$—
Accounts payable, trade and other	212.5	186.0
Advance and progress payments	218.7	190.2
Other current liabilities	164.6	173.7
Total current liabilities	595.9	549.9
Long-term debt	669.9	674.4
Accrued pension and other postretirement benefits, less current portion	53.2	57.6
Other liabilities	107.3	109.0
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2022 or 2021	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2022: 31,770,216 issued and outstanding; December 31, 2021: 31,769,967 issued and outstanding	0.3	0.3
Common stock held in treasury, at cost March 31, 2022: 0 shares and December 31, 2021: 0 shares	—	—
Additional paid-in capital	215.9	214.2
Retained earnings	755.8	733.4
Accumulated other comprehensive loss	(188.4)	(197.4)
Total stockholders' equity	783.6	750.5
Total Liabilities and Stockholders' Equity	$2,209.9	$2,141.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$25.6	$27.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19.9	18.3
Stock-based compensation	1.7	1.8
Other	1.7	1.0
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(6.5)	20.1
Inventories	(47.2)	(0.9)
Accounts payable, trade and other	27.2	11.1
Advance and progress payments	28.4	11.3
Accrued pension and other postretirement benefits, net	(2.0)	(0.2)
Other assets and liabilities, net	(9.7)	(3.8)
Cash provided by operating activities	39.1	85.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(0.4)	(15.9)
Capital expenditures	(26.7)	(8.9)
Proceeds from disposal of assets	0.1	0.6
Cash required by investing activities	(27.0)	(24.2)

Cash flows from financing activities:
Net proceeds (payments) on short-term debt	0.1	(1.9)
Net payments for domestic credit facilities	(4.5)	(44.9)
Dividends	(3.2)	(3.2)
Cash required by financing activities	(7.6)	(50.0)

Effect of foreign exchange rate changes on cash and cash equivalents	0.9	(1.5)

Increase in cash and cash equivalents	5.4	10.0
Cash and cash equivalents, beginning of period	78.8	47.5
Cash and cash equivalents, end of period	$84.2	$57.5

Supplemental Cash Flow Information:
Non-cash investing in capital expenditures, accrued but not paid	$6.0	$0.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2021	$0.3	$—	$214.2	$733.4	$(197.4)	$750.5
Net income	—	—	—	25.6	—	25.6
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $(0.2)	—	—	—	—	0.1	0.1
Derivatives designated as hedges, net of income taxes of $(2.6)	—	—	—	—	7.3	7.3
Pension and other postretirement liability adjustments, net of income taxes of $(0.5)	—	—	—	—	1.6	1.6
Stock-based compensation expense	—	—	1.7	—	—	1.7
Balance at March 31, 2022	$0.3	$—	$215.9	$755.8	$(188.4)	$783.6

	Three Months Ended March 31, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2020	$0.3	$(1.0)	$229.9	$627.8	$(219.9)	$637.1
Net income	—	—	—	27.0	—	27.0
Issuance of treasury stock	—	0.1	(0.1)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $(1.1)	—	—	—	—	4.5	4.5
Derivatives designated as hedges, net of income taxes of $(1.1)	—	—	—	—	3.2	3.2
Pension and other postretirement liability adjustments, net of income taxes of $(0.6)	—	—	—	—	1.7	1.7
Stock-based compensation expense	—	—	1.8	—	—	1.8
Balance at March 31, 2021	$0.3	$(0.9)	$231.6	$651.6	$(210.5)	$672.1

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

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2021, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by accounting principles generally accepted in the United States of America.

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for annual periods beginning after December 15, 2021 and should be applied either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2021-10 within its Form 10-K for the fiscal year 2022.

NOTE 2. ACQUISITIONS

During fiscal year 2021 the Company acquired 100% of voting equity of three businesses. The Company did not make any acquisitions during the three months ended March 31, 2022. A summary of the acquisitions made during 2021 is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

November 2, 2021	Stock	Urtasun Tecnología Alimentaria S.L ("Urtasun")	Navarra, Spain	JBT FoodTech
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

(In millions)	Urtasun(1)	Prevenio(2)	ACS(3)	Total
Financial assets	$8.5	$8.1	$2.9	$19.5
Inventories	3.4	0.2	0.7	4.3
Property, plant and equipment	3.2	4.1	—	7.3
Customer relationship (4)	11.5	41.0	3.7	56.2
Patents and acquired technology (4)	6.0	17.5	3.4	26.9
Trademarks (4)	2.2	0.7	0.8	3.7
Deferred taxes	(5.9)	(15.5)	(0.9)	(22.3)
Financial liabilities	(7.2)	(3.4)	(2.9)	(13.5)
Total identifiable net assets	$21.7	$52.7	$7.7	$82.1

Cash consideration paid	$44.2	$173.3	$16.8	$234.3
Cash acquired	4.8	3.5	1.1	9.4
Net consideration	$39.4	$169.8	$15.7	$224.9

Goodwill (5)	$22.5	$120.6	$9.1	$152.2

(1)The purchase accounting for Urtasun is provisional. The valuation of certain working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended March 31, 2022, the Company made no significant measurement period adjustments for Urtasun.
(2)The purchase accounting for Prevenio is provisional. The valuation of income tax balances, intangible assets and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended March 31, 2022, the Company made no significant measurement period adjustments for Prevenio.
(3)The purchase accounting for ACS was final as of December 31, 2021.
(4)The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty years. The intangible assets acquired in 2021 have weighted average useful lives of 14 years for customer relationship, 8 years for patents and acquired technology, and 17 years for trademarks.
(5)The Company expects goodwill of $0.7 million from these acquisitions to be deductible for income tax purposes.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2021	$646.7	$38.1	$684.8
Acquisitions	1.3	—	1.3
Currency translation	(4.1)	(0.1)	(4.2)
Balance as of March 31, 2022	$643.9	$38.0	$681.9

Intangible assets consisted of the following:

	March 31, 2022		December 31, 2021
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$307.3	$107.1	$309.3	$102.0
Patents and acquired technology	171.6	85.1	174.5	82.0
Trademarks	47.4	15.5	47.2	15.0
Non-amortizing intangible assets	10.5	—	10.6	—
Other	8.7	8.7	8.7	8.7
Total intangible assets	$545.5	$216.4	$550.3	$207.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2022	December 31, 2021
Raw materials	$121.3	$101.0
Work in process	75.7	59.1
Finished goods	163.2	151.8
Gross inventories before LIFO reserves and valuation adjustments	360.2	311.9
LIFO reserves	(51.9)	(53.3)
Valuation adjustments	(32.7)	(29.5)
Net inventories	$275.6	$229.1

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Service cost	$0.5	$0.6
Interest cost	1.9	1.6
Expected return on plan assets	(3.9)	(3.9)
Amortization of net actuarial losses	2.0	2.3
Net periodic cost	$0.5	$0.6

The Company expects to contribute $13.1 million to its pension and other post-retirement benefit plans in 2022. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash. We have made no contribution to our U.S. qualified pension plan during the three months ended March 31, 2022.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	March 31, 2022	December 31, 2021
Revolving credit facility (1)	December 14, 2026	$277.8	$282.9
Less: unamortized debt issuance costs		$(1.1)	$(1.2)
Revolving credit facility, net		$276.7	$281.7

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		$(9.3)	$(9.8)
Convertible senior notes, net		$393.2	$392.7

Long-term debt, net		$669.9	$674.4
(1) Weighted-average interest rate at March 31, 2022 was 1.42%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended March 31, 2022 was 0.82%

Interest expense of $0.8 million recognized for the Notes included contractual interest expense of $0.3 million and the amortization of debt issuance cost of $0.5 million for the three months ended March 31, 2022.

Convertible Note Hedge Transactions

On May 28, 2021, the Company closed a private offering of $402.5 million aggregate principal amount of the Company's 0.25% Convertible Senior Notes due 2026 (the "Notes") to qualified institutional buyers. The initial conversion rate of the Notes is 5.8958 shares of the Company's common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $169.61 per share. The conversion rate of the Notes is subject to adjustment upon the occurrence of certain specified events.

On May 28, 2021, the Company paid an aggregate amount of $65.6 million for the Convertible Note Hedge Transactions (the "Hedge Transactions"). The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Notes, approximately 2.4 million shares of the Company's common stock. These are the same number of shares initially underlying the Notes, at a strike price of $169.61, subject to customary adjustments. The Hedge Transactions will expire upon the maturity of the Notes, subject to earlier exercise or termination.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of March 31, 2022.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2022 and 2021 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2021	$(145.5)	$1.8	$(53.7)	$(197.4)
Other comprehensive income before reclassification	—	7.0	0.6	7.6
Amounts reclassified from accumulated other comprehensive income	1.6	0.3	(0.5)	1.4
Ending balance, March 31, 2022	$(143.9)	$9.1	$(53.6)	$(188.4)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2022 were $2.0 million of charges to pension expense, other than service cost, net of $0.4 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $0.4 million of interest expense, net of $0.1 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended March 31, 2022 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
(In millions)
Beginning balance, December 31, 2020	$(161.4)	$(3.8)	$(54.7)	$(219.9)
Other comprehensive income before reclassification	—	2.9	5.0	7.9
Amounts reclassified from accumulated other comprehensive income	1.7	0.3	(0.5)	1.5
Ending balance, March 31, 2021	$(159.7)	$(0.6)	$(50.2)	$(210.5)
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

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.1 billion in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of March 31, 2022. The Company expects to complete these obligations and recognize 86% as revenue in 2022, 13% in 2023, and remaining after 2023.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$174.2	$48.7	$150.4	$41.5
Non-recurring (1)	182.1	64.2	161.4	64.5
Total	356.3	112.9	311.8	106.0

Geographical Region (2)
North America	210.3	104.1	169.1	90.0
Europe, Middle East and Africa	89.4	5.3	83.9	11.5
Asia Pacific	36.0	2.7	41.3	3.3
Latin America	20.6	0.8	17.5	1.2
Total	356.3	112.9	311.8	106.0

Timing of Recognition
Point in Time	171.9	49.6	147.1	43.5
Over Time	184.4	63.3	164.7	62.5
Total	356.3	112.9	311.8	106.0
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	March 31, 2022	December 31, 2021
Contract Assets	$104.0	$94.4
Contract Liabilities	207.1	178.0

	Balances as of
	March 31, 2021	December 31, 2020
Contract Assets	76.9	68.3
Contract Liabilities	132.9	123.8

The revenue recognized during the three months ended March 31, 2022 and 2021 that was included in contract liabilities at the beginning of the period amounted to $83.5 million and $59.0 million, respectively. The remainder of the change from December 31, 2021 and December 31, 2020 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Basic earnings per share:
Net income	$25.6	$27.0
Weighted average number of shares outstanding	32.0	32.0
Basic earnings per share from net income	$0.80	$0.84
Diluted earnings per share:
Net income	$25.6	$27.0
Weighted average number of shares outstanding	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.1	0.1
Total shares and dilutive securities	32.1	32.1
Diluted earnings per share from net income	$0.80	$0.84

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2022				As of December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.9	$12.9	$—	$—	$13.5	$13.5	$—	$—
Derivatives	25.1	—	25.1	—	18.4	—	18.4	—
Total assets	$38.0	$12.9	$25.1	$—	$31.9	$13.5	$18.4	$—
Liabilities:
Derivatives	$7.2	$—	$7.2	$—	$9.4	$—	$9.4	$—
Total liabilities	$7.2	$—	$7.2	$—	$9.4	$—	$9.4	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet, and include an unrealized loss of $0.9 million and $0.5 million as of March 31, 2022 and December 31, 2021, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $385.4 million as of March 31, 2022.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at March 31, 2022 of $701.7 million, as hedges and therefore does not apply hedge accounting.

The fair values of our foreign currency derivative assets are recorded within other current assets and other assets, and the fair values of foreign currency derivative liabilities are recorded within other current liabilities and other liabilities. The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of March 31, 2022		As of December 31, 2021
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$6.6	$7.2	$10.6	$9.4

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

As of March 31, 2022 and December 31, 2021, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2022
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$23.6	$—	$23.6	$(3.1)	$20.5

(In millions)	As of March 31, 2022
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.0	$—	$7.0	$(3.1)	$3.9

(In millions)	As of December 31, 2021
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$17.5	$—	$17.5	$(7.3)	$10.2

(In millions)	As of December 31, 2021
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$—	$9.1	$(7.3)	$1.8

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(In millions)		2022	2021
Foreign exchange contracts	Revenue	$(0.2)	$(1.2)
Foreign exchange contracts	Cost of sales	(0.9)	0.9
Foreign exchange contracts	Selling, general and administrative expense	0.5	—
Total		(0.6)	(0.3)
Remeasurement of assets and liabilities in foreign currencies		1.1	(0.3)
Net gain (loss) on foreign currency transactions		$0.5	$(0.6)

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

At March 31, 2022, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $12.2 million and as accumulated other comprehensive income, net of tax, of $9.1 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. Coupon interest from cross currency swap agreement recorded in interest expense, net was approximately $0.7 million for both the three months ended March 31, 2022 and 2021.
At March 31, 2022, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $6.2 million and as accumulated other comprehensive income, net of tax, of $4.6 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of March 31, 2022, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended March 31,
(In millions)	2022	2021
Fixed payment revenue	$15.6	$16.3
Variable payment revenue	9.4	4.5
Operating lease revenue	$25.0	$20.8

Sales-type lease revenue	$0.7	$1.2

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $172.6 million at March 31, 2022, represent guarantees of future performance. The Company has also provided $6.4 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of March 31, 2022, the gross value of such arrangements was $0.6 million, of which the Company's net exposure under such guarantees was less than $0.1 million.

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

	Three Months Ended March 31,
(In millions)	2022	2021
Balance at beginning of period	$12.7	$11.5
Expense for new warranties	2.7	3.7
Adjustments to existing accruals	(0.1)	(0.2)
Claims paid	(3.0)	(3.2)
Translation	(0.1)	(0.2)
Balance at end of period	$12.2	$11.6

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

Reportable segments are:

•JBT FoodTech—provides comprehensive solutions throughout the food production value chain extending from primary processing through packaging systems for a large variety of food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, dairy, bakery, pet foods, soups, sauces, plant-based meats and juices.

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

Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Revenue
JBT FoodTech	$356.3	$311.8
JBT AeroTech	112.9	106.0
Total revenue	469.2	417.8

Income before income taxes
Segment operating profit:
JBT FoodTech	39.9	41.5
JBT AeroTech	6.8	9.9
Total segment operating profit	46.7	51.4
Corporate items:
Corporate expense (1)	15.6	12.6
Restructuring expense (2)	0.5	1.0
Operating income	30.6	37.8

Interest expense, net	2.1	2.1
Net income before income taxes	$28.5	$35.7

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

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The total estimated cost in connection with this plan is approximately $11 million for FoodTech and approximately $6 million for AeroTech to be completed by second quarter of 2022. The Company recognized restructuring charges of $18.0 million, net of a cumulative release of the related liability of $1.6 million, through March 31, 2022.

The following table details the cumulative restructuring charges reported in operating income for the 2020 restructuring plan since the implementation of this plan:

	Cumulative Amount	Three Months Ended	Cumulative Amount
(In millions)	Balance as of December 31, 2021	March 31, 2022	Balance as of March 31, 2022
2020 restructuring plan
Severance and related expense	9.2	0.2	9.4
Inventory write-off	2.1	0.2	2.3
Employee overlap costs	2.1	0.2	2.3
Retention bonus	0.5	—	0.5
Other	3.3	0.2	3.5
Total Restructuring charges	$17.2	$0.8	$18.0

Restructuring charges, net of related release of liability, is reported within the following financial statement line items of the accompanying Consolidated Statements of Income:

	Three Months Ended March 31,
(In millions)	2022	2021
Cost of products (1)	0.2	—
Restructuring expense	0.5	1.0
Total restructuring charge	$0.7	$1.0

(1) Restructuring charge reported in Cost of products is related to inventory write-off resulting from the 2020 restructuring plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2022:

		Impact to Earnings
(In millions)	Balance as of December 31, 2021	Charged to Earnings	Releases	Cash Payments	Balance as of March 31, 2022
2020 restructuring plan
Severance and related expense	$0.7	$0.2	$(0.1)	$(0.2)	$0.6
Employee overlap costs	—	0.2	—	(0.2)	—
Retention bonus	0.1	—	—	—	0.1
Other	—	0.2	—	(0.2)	—
Total	$0.8	$0.6	$(0.1)	$(0.6)	$0.7

The Company released $0.1 million of liability during the three months ended March 31, 2022 which it no longer expects to pay in connection with the 2020 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of an acquired business. The lease commenced on September 1, 2019, with an eight year term. As of March 31, 2022, the operating lease right-of-use asset and the lease liability related to this agreement is $3.0 million and $3.2 million, respectively.

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
•acts of terrorism or war, including the recent conflict between Russia and Ukraine;
•termination or loss of major customer contracts and risks associated with fixed-price contracts, particularly during periods of high inflation;
•customer sourcing initiatives;
•competition and innovation in our industries;
•difficulty in implementing our business strategies, including the timing of our previously announced review of strategic alternatives for the AeroTech platform, our ability to identify or develop any strategic alternatives, execute on material aspects of such strategic alternatives, and whether we can achieve the potential benefits of such strategic alternatives.
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

In early 2022, we announced our Elevate 2.0 strategy that capitalizes on favorable trends, as well as our leadership position, in the food and beverage processing industry. This strategy is based on a four-pronged approach to deliver continued growth and margin expansion.

•Organic Growth. Our broad application knowledge, engineering expertise, and global sales and service allow us to work alongside our customers to develop critical FoodTech products and solutions across a diverse set of food & beverage end markets. JBT is benefiting from strong commercial and market trends, which create meaningful opportunities for continued new product innovation and R&D in support of our customers’ needs. Additionally, our cross-selling abilities, investment opportunities in developing geographies, and aftermarket capabilities provide meaningful growth opportunities for FoodTech globally.

•Digital Transformation. We are investing to evolve our iOPS platform into a new digital solution called OmniBlu™, a customer-centric platform that delivers improved access to inventory and service, advanced functionality, and measurable results for customers, while also expanding JBT's recurring revenue from aftermarket parts and services.

•Margin Enhancement. We see opportunities to improve our operating margins by 200 basis points or more in the medium-term, primarily through supply chain and strategic sourcing initiatives. Key areas of focus include supply base consolidation, make versus buy decisions, value engineering and component standardization, and best cost country sourcing.

•Acquisitions. We are also continuing our strategic acquisition program focused on companies that add complementary products and technology solutions, which enable us to offer more comprehensive solutions to customers and meet our economic criteria for returns and synergies.

In pursuit of the above strategy, we are considering a full range of strategic alternatives for AeroTech and expect to complete our strategic assessment in the first half of 2023.

We operate under the JBT Business System which provides a level of process rigor across the Company and is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

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

Business Conditions and Outlook

In terms of top–line growth, we continued to experience a healthy demand for our goods and services in most geographical regions during the first quarter of 2022. Higher demand in FoodTech is driven by customer needs for greater capacity, labor savings, and new product introductions. On the AeroTech side, we continue to experience a gradual recovery, as expected, but do not expect a full recovery for AeroTech to pre-pandemic level until the year 2023, at the earliest. Looking ahead, we anticipate revenue growth to be consistent and solid through 2022 due to continued momentum in overall customer demand for our products and services and a record backlog entering into 2022.

Despite significant growth in our revenues, our operating margins declined in the quarter due to the challenges associated with supply chain disruptions, high inflation, and labor availability affecting both FoodTech and AeroTech. Unlike in the past, where our JBT Business System enabled us to plan and optimize production efficiency, supply chain disruptions and labor shortages meant we often had to stop and start production based on availability. We expect these trends to continue, and potentially be further impacted by the Ukraine conflict throughout 2022, as we anticipate continued disruptions, shortages and price increases - the effect of which will depend in part on our ability to successfully mitigate and offset the impact of these events. Thus far, actions taken by us to mitigate supply chain disruptions and inflation, including productivity improvements, expanding our supplier network, and price increases, have generally been successful in offsetting some, but not all, of the impact of these trends. Additionally, we have continued to enhance our internal operating efficiency with the ongoing benefits of our restructuring program.

As a result of the war in Ukraine, we have made the decision to suspend commercial activities in Russia, Belarus and occupied regions of Ukraine. This consists of ceasing our efforts to seek new business opportunities in these areas, as well as suspending any in-process projects to allow for an assessment of our ability to complete those projects and to receive payments in full compliance with applicable sanction programs, and without risk to our personnel and subcontractors. The direct impact of this action to our consolidated results of operations is and is expected to remain immaterial. Furthermore, we have no direct active operations in any of these countries.

Impact of COVID-19 on our Business

While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic that may continue to result in significant economic disruption, and as a result adversely affecting our business. While we have seen and expect to continue to see positive signs of economic recovery, the following uncertainties still exist and may contribute to additional negative impacts on our overall financial results, particularly if there is a significant resurgence of COVID-19 infections in locations where we or our customers operate:

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

As a result of the global COVID-19 related restrictions and social distancing requirements that have continued since 2020, the food industry continues to experience an elevated level of retail demand. In addition, with these global health restrictions lifting in many parts of the world as a result of decreased infection rates and political pressures, foodservice continues to revitalize as restaurants reopen and travel increases. This increase in demand, however promising, are dependent on the continued trend towards reopening which can be negatively impacted by new variants and a resulting increase in COVID-19 infections and hospitalizations. As there continues to be uncertainty, the pace of recovery from the COVID-19 pandemic remains unpredictable.

As FoodTech customers are present in both the retail and foodservice channels, the shifts in demand have and may continue to create volatility and uncertainty in our customer's purchasing patterns. In the first quarter of 2022, our inbound FoodTech orders increased as we continue to see comparable demand specifically from food processing customers in the quick service restaurant businesses, those servicing the sustained "eat-at-home" trend and ready meals, as well as capital investments continuing to ramp back up for our foodservice and pet food customers. Our customers continue to invest to support these trends, addressing their immediate capacity needs and creating strong interest in FoodTech's broad product offerings. Despite this demand, we expect that continued supply chain challenges as well as labor shortages that have impacted many of our markets will continue to drive delays and inefficiencies in our production process and offset some of these improvements in orders. In addition to the above considerations, although the pandemic continues to have negative impacts on our results of operations in FoodTech, we believe it has accelerated the demand for automation solutions, increased focus on food safety and hygiene requirements and lead to innovation to respond to changes in consumer preferences. Furthermore, recurring revenue for the FoodTech segment has increased 16% year over year. This improvement is driven largely by the demand across the food processing industry noted above, price increases, higher equipment install base due to organic and inorganic growth as well as sustained operations within the food processing companies requiring critical maintenance and parts.

For AeroTech, a large portion of our revenue depends on the passenger airline industry. Passenger air travel continues to increase from 2020 levels with declining infection rates and reopening of travel routes. Activity at US airports continued to increase during the first quarter of 2022 compared to the same period in 2021, driving improving demand for our equipment and services. However, global passenger traffic continues to be well below pre-pandemic levels which directly impacts our mobile equipment business. We are not expecting full recovery for AeroTech to pre-pandemic level until 2023 at the earliest. Although our projections are subject to more uncertainty than in pre-pandemic periods, we expect higher demand and inbound orders for these products for the remaining period of the year 2022. During first quarter of 2022, supply chain disruptions and labor shortages continued to drive shipment delays, operational inefficiencies, and higher material, labor and freight costs which reduced AeroTech's profitability.

Furthermore, while an outbreak of COVID-19 in any of our production manufacturing facilities could lead to a temporary shut-down that may negatively impact our results, there are no significant concentrations of our operations across our manufacturing facilities such that a short-term single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration and severity, or potential for resurgence, of these COVID-19 related events or the continued impact of the pandemic will have on the global economy or our business, we believe that our positive order trends, improving revenues and strong balance sheet and cash flows has allowed us to emerge from these events well-positioned for long-term growth. For a discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position” in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K.

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

We continue to maintain protocols under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities, including where appropriate, daily symptoms screening for clearance to work, social distancing requirements in our workplaces, face covering requirements where social distancing is not possible, facilitation of work from home arrangements for our employees who can perform work functions remotely, and global travel restrictions consistent with the Centers for Disease Control and Prevention and local government guidelines. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce these protocols and policies which are designed to keep our employees safe, maintain our business operations, and allow us to effectively and efficiently manage through positive COVID cases and potential shut downs in our facilities. Furthermore, we are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic.

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

Additional details for each Non-GAAP financial measure follow:

•Free cash flow: We define free cash flow as cash provided by operating activities, less capital expenditures, plus proceeds from sale of fixed assets and pension contributions. For free cash flow purposes we consider contributions to pension plans to be more comparable to payment of debt, and therefore exclude these contributions from the calculation of free cash flow.

•Adjusted net income and Adjusted diluted earnings per share: We adjust earnings for restructuring expense, M&A related costs, which include integration costs and the amortization of inventory step-up from business combinations, advisory and transaction costs for both potential and completed M&A transactions and strategy (“M&A related costs”), and impacts from remeasurements of deferred taxes.

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

The tables included below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(In millions)	2022	2021
Cash provided by operating activities	$39.1	$85.7
Less: capital expenditures	26.7	8.9
Plus: proceeds from sale of fixed assets	0.1	0.6
Plus: pension contributions	2.0	0.2
Free cash flow (FCF)	$14.5	$77.6
The table below provides a reconciliation of net income as reported to adjusted net income and adjusted diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Net income	$25.6	$27.0

Non-GAAP adjustments
Restructuring related costs
Restructuring expense	0.5	1.0
Inventory impairment due to restructuring	0.2	—
M&A related cost	2.6	1.4
Impact on tax provision from Non-GAAP adjustments(1)	(0.9)	(0.6)
Adjusted net income	$28.0	28.8

Net income	25.6	27.0
Total shares and dilutive securities	32.1	32.1
Diluted earnings per share from net income	0.80	0.84

Adjusted net income	28.0	28.8
Total shares and dilutive securities	32.1	32.1
Adjusted diluted earnings per share from net income	0.87	0.90
(1)     Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the quarters ended March 31, 2022 and 2021, respectively.

The tables below provide a reconciliation of net income to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2022	2021
Net income	25.6	27.0
Income tax provision	2.9	8.7
Interest expense, net	2.1	2.1
Depreciation and amortization	19.9	18.3
EBITDA	50.5	56.1

Restructuring related costs
Restructuring expense	0.5	1.0
Inventory impairment due to restructuring	0.2	—
M&A related cost	2.6	1.4
Adjusted EBITDA	$53.8	$58.5

The tables below provide a reconciliation of segment operating profit to segment adjusted operating profit and segment Adjusted EBITDA:

	Three Months Ended March 31, 2022
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$39.9	$6.8	$(16.1)	$30.6
Restructuring related costs
Restructuring expense	—	—	0.5	0.5
Inventory impairment due to restructuring	0.2	—	—	0.2
M&A related cost	0.3	—	2.3	2.6
Adjusted operating profit	40.4	6.8	(13.3)	33.9
Depreciation and amortization	17.7	1.2	1.0	19.9
Adjusted EBITDA	$58.1	$8.0	$(12.3)	$53.8

Revenue	$356.3	$112.9	$—	$469.2
Operating profit %	11.2%	6.0%		6.5%
Adjusted operating profit %	11.3%	6.0%		7.2%
Adjusted EBITDA %	16.3%	7.1%		11.5%

	Three Months Ended March 31, 2021
(In millions)	JBT FoodTech	JBT AeroTech	Corporate (Unallocated)	Consolidated
Operating profit	$41.5	$9.9	$(13.6)	$37.8
Restructuring expense	—	—	1.0	1.0
M&A related cost	0.5	—	0.9	1.4
Adjusted operating profit	42.0	9.9	(11.7)	40.2
Depreciation and amortization	16.3	1.4	0.6	18.3
Adjusted EBITDA	$58.3	$11.3	$(11.1)	$58.5

Revenue	$311.8	$106.0	$—	$417.8
Operating profit %	13.3%	9.3%		9.0%
Adjusted operating profit %	13.5%	9.3%		9.6%
Adjusted EBITDA %	18.7%	10.7%		14.0%

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Total revenue	$469.2	$417.8	$51.4	12.3%
Cost of sales	329.7	284.6	(45.1)	(15.8)%
Gross profit	139.5	133.2	6.3	4.7%
Gross profit %	29.7%	31.9%	-220 bps
Selling, general and administrative expense	108.4	94.4	(14.0)	(14.8)%
Restructuring expense	0.5	1.0	0.5	50.0%
Operating income	30.6	37.8	(7.2)	(19.0)%
Operating income %	6.5%	9.0%	-250 bps
Interest expense, net	2.1	2.1	—	—%
Net income before income taxes	28.5	35.7	(7.2)	(20.2)%
Income tax provision	2.9	8.7	5.8	66.7%
Net income	$25.6	$27.0	$(1.4)	(5.2)%

Total revenue for the three months ended March 31, 2022 increased $51.4 million compared to the same period in 2021. This was a 12% increase primarily driven by organic growth of 12%, and a 3% gain from acquisitions which was offset by a 3% unfavorable foreign currency translation. Growth from organic revenue was the result of increases in both equipment and recurring revenues.

Operating income margin was 6.5% for the three months ended March 31, 2022 compared to 9.0% in the same period in 2021, a decrease of 250 bps, as a result of the following drivers:

•Gross profit margin decreased 220 bps to 29.7% compared to 31.9% in the same period last year. This decrease was the result of the ongoing supply chain disruptions and resulting inefficiencies driving increases in material, logistics and labor costs.
•Selling, general and administrative expense increased $14.0 million from prior year, and as a percent of revenue increased 50 bps to 23.1% compared to 22.6% in the same period last year. This was due to an increase in M&A related costs, costs related to the implementation of our new digital solution, and the return of variable costs that were reduced in prior years as a result of the impact of COVID-19, partially offset by leveraging of fixed costs as volumes increased year-over-year.
•Currency translation decreased operating income by $0.8 million.

Interest expense, net is comparable to the same period in 2021 as decreases driven primarily by lower interest rates were offset by higher average debt levels.

As of the first quarter of 2022, our estimated annual effective tax rate, which excludes discrete tax impacts, was 21.6%. Our actual effective tax rate for the three months ended March 31, 2022 of 10.2% was favorably impacted by discrete items totaling $3.2 million, primarily driven by a $1.5 million tax benefit from the UK patent box regime and a $1.4 million tax benefit from the resolution of Brazilian tax litigation.

As of the first quarter of 2021, our estimated annual effective tax rate, which excluded discrete tax impacts, and our actual effective tax rate for the three months ended March 31, 2021 were both 24.4%.

The reduction in our estimated annual effective operating rate is primarily driven by benefits related to the UK patent box regime, non-taxable Brazilian state incentives, and a reduction in non-deductible executive compensation. In addition, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred, and requires taxpayers to amortize such expenditures in the U.S. over five years. While the capitalization requirement has a material negative impact on cash flows, there are offsetting benefits from the enactment of this provision that we have included in our estimated annual effective tax rate, including an increase to our R&D tax credit. Congress has proposed tax legislation to delay the effective date of this change, but it is uncertain whether the proposed delay will ultimately be enacted into law. If it is delayed, these effective tax rate benefits will not be realized in the current year.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Revenue
JBT FoodTech	$356.3	$311.8	$44.5	14.3%
JBT AeroTech	112.9	106.0	6.9	6.5%
Total revenue	$469.2	$417.8	$51.4	12.3%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$39.9	$41.5	$(1.6)	(3.9)%
JBT FoodTech segment operating profit %	11.2%	13.3%	-210 bps
JBT AeroTech	6.8	9.9	(3.1)	(31.3)%
JBT AeroTech segment operating profit %	6.0%	9.3%	-330 bps
Total segment operating profit	46.7	51.4	(4.7)	(9.1)%
Total segment operating profit %	10.0%	12.3%	-230 bps
Corporate items:
Corporate expense	15.6	12.6	(3.0)	(23.8)%
Restructuring expense	0.5	1.0	0.5	50.0%
Operating income	$30.6	$37.8	$(7.2)	(19.0)%
Operating income %	6.5%	9.0%	-250 bps

Inbound orders:
JBT FoodTech	$411.8	$385.7
JBT AeroTech	153.7	100.4
Total inbound orders	$565.5	$486.1

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

JBT FoodTech

FoodTech revenue increased by $44.5 million or 14.3% for the first quarter ended March 31, 2022 compared to the same period in 2021. Organic revenue grew $41.2 million in the period and revenue from acquisitions grew $13.9 million. Foreign currency translation was unfavorable by $10.6 million in the quarter. Non-recurring revenue represented 61% of the organic revenue growth on a constant currency basis, with $25 million of additional revenue in the year compared to 2021. Recurring revenue drove the remaining increase in organic revenue of $16.2 million.

FoodTech operating profit decreased $1.6 million, or 3.9%, for the quarter ended March 31, 2022 compared to the same period in 2021. Gross profit margins declined ~200 bps year over year contributing to a lower operating profit margin of 11.2% in 2022 compared to 13.3% in the prior year. Operating and gross profit margins declined in 2022 compared to 2021 despite revenue growth due largely to continued supply chain disruptions and pressures resulting in inefficiencies that drove ongoing increases in material, freight, and labor costs. Selling, general and administrative expense increased $9.9 million from prior year, but as a percent of revenue remained flat at 22.4% in both the current and prior year. Currency translation had an immaterial impact.

JBT AeroTech

JBT AeroTech's revenue increased $6.9 million or 7% in the first quarter of 2022 compared to the same period in 2021. This increase is comprised of a $6.0 million increase from our mobile equipment business and a $5.8 million increase from our service business, partially offset by a decline of $5.2 million in our fixed equipment business. Foreign currency translation was unfavorable by $0.2 million. The increase in our mobile equipment business was driven by higher equipment sales to cargo customers and higher aftermarket sales primarily as a result of the continued industry recovery from COVID-19. The increase in service revenue was a result of an increase in service hours on our maintenance contracts as activity at US airports began to increase as a result of the elimination of customer-imposed service hour reductions relating to COVID-19 compared to the prior year. The decline in our fixed equipment business was primarily due to supply chain issues and labor shortages.

JBT AeroTech’s operating profit declined $3.1 million or 31.3% in the first quarter of 2022 compared to 2021. Gross profit margins decreased 290 bps driven by higher material, labor and freight costs. These increased costs contributed to a lower operating profit margin of 6.0% compared to 9.3% in the prior year, reflecting a decline of 330 bps. Selling, general and administrative expenses in 2022 were $1.2 million above 2021 which is an increase of 10%. The increase in 2022 was mostly due to inflation and increase in variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation had an immaterial impact.

Corporate Expense

Corporate expense increased $3.0 million during the three months ended March 31, 2022, compared to the same period in 2021. The increase was driven primarily by higher M&A related costs and costs related to implementation of our new digital solution. Corporate expense increased as a percentage of sales from 3.0% in the prior year to 3.3% for the three months ended March 31, 2022.

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The total estimated cost in connection with this plan is approximately $11 million for FoodTech and approximately $6 million for AeroTech to be completed by second quarter of 2022. We recognized restructuring charges of $18.0 million, net of a cumulative release of the related liability of $1.6 million, through March 31, 2022.

The following table details the cumulative amount of annualized savings and incremental savings for the 2020 restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2021	During the quarter ended March 31, 2022	As of March 31, 2022
Cost of sales	$5.0	$1.0	$6.0
Selling, general and administrative	1.9	0.5	2.4
Total restructuring savings	$6.9	$1.5	$8.4

For the 2020 restructuring plan, incremental cost savings we expect to realize during the remaining of the current year are as follows:

(In millions)	Remainder of 2022 (est.)
Cost of sales	$0.4
Selling, general and administrative	0.3
Total expected incremental cost savings	$0.7

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

As of March 31, 2022, we had $84.2 million of cash and cash equivalents, $35.5 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During 2022, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. The amount outstanding subject to IRS guidance at March 31, 2022 was approximately $29.5 million.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures in the U.S. over five years. Congress has proposed tax legislation to delay the effective date of this change, but it is uncertain whether the proposed delay will ultimately be enacted into law. If the current effective date remains in place, the Company's initial assessment is that we will experience a material decrease in cash from operations in 2022 and the impact will continue over the five-year amortization period, but the impact will decrease each year.
For the three months ended March 31, 2022, we had total operating cash flow of $39.1 million and $14.5 million in free cash flow. For full year 2022, we expect to generate positive cash flows. Our liquidity as of March 31, 2022, or cash plus borrowing ability under our revolving credit facilities, was $686.8 million. The increase in our liquidity year over year was in part due to structural changes in the leverage calculation of our credit facility, modified in the fourth quarter of 2021, that has allowed us increased access to the capacity under our secured credit facility. Furthermore, our liquidity improved resulting from lower borrowing required from our secured credit facility as of March 31, 2022, due to our funding requirements met by the issuance of unsecured convertible notes in May 2021.

The cash flows generated by our operations and borrowings are expected to be sufficient to satisfy our principal cash requirements both in the short term and long term, which include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, share repurchases, periodic pension contributions, payments under the CARES Act for payroll tax deferral, and other financing arrangements.

Based on our current capital allocation objectives, during 2022 we anticipate capital expenditures to be between $90 million and $95 million, which includes about $45 million of capitalized investment in our digital strategy, compared to $54.1 million in the prior year. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. We believe JBT's strong balance sheet, operating cash flows, and access to capital, as of March 31, 2022, positions us to successfully navigate through the current challenging economic conditions as we continue to invest in growth strategies including our acquisition program and new product development.

Cash Flows

Cash flows for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Cash provided by operating activities	$39.1	$85.7
Cash required by investing activities	(27.0)	(24.2)
Cash required by financing activities	(7.6)	(50.0)
Effect of foreign exchange rate changes on cash and cash equivalents	0.9	(1.5)
Increase in cash and cash equivalents	$5.4	$10.0

Cash provided by operating activities during the three months ended March 31, 2022 was $39.1 million, representing a $46.6 million decrease compared to the same period in 2021. This decrease was driven primarily by higher investment in inventory, lower customer collections for trade receivable, and higher pension contributions partially offset by lower payments for accounts payable and higher customer collection of advance payments.

Cash required by investing activities during the three months ended March 31, 2022 was $27.0 million, an increase of $2.8 million compared to the same period in 2021, primarily due to a higher spending on capital expenditures partially offset by a lower spending on acquisitions year over year.

Cash required by financing activities of $(7.6) million during the three months ended March 31, 2022, a decrease of $42.4 million compared to same period in 2021. This decrease was primarily due a decrease in paying down of borrowings under our revolving credit facility year over year.

Financing Arrangements

As of March 31, 2022 we had $277.8 million drawn on and $1,015.8 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of March 31, 2022, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

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

For additional information about our convertible secured notes, convertible note hedge and warrant transactions, refer to Note 6. Debt of the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2022, we have entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of March 31, 2022 a portion of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.81%, while approximately $27.8 million, or 10%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2022. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022. We have concluded that, as of March 31, 2022, our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended March 31, 2022.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factor below and factors discussed in Item 1A. "Risk Factors" in JBT's Annual Report on Form 10-K for the year ended December 31, 2021.

BUSINESS STRATEGY RISKS

We face risks associated with our evaluation of strategic alternatives for our AeroTech platform.

As previously disclosed, we are evaluating strategic alternatives for our AeroTech platform. The goal of this evaluation is to identify the most value-creating opportunity for our shareholders. Potential risks include the diversion of management’s attention from other business concerns, the potential loss of key employees and customers, potential impairment charges or losses if a business were to be divested at a loss, and restructuring and other disposal charges. Any or all these risks could impact the Company’s financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2022:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)
January 1, 2022 through January 31, 2022	—	$—	—	$30.0
February 1, 2022 through February 28, 2022	—	—	—	30.0
March 1, 2022 through March 31, 2022	—	—	—	30.0
	—	$—	—	$30.0

(1)Shares that may be repurchased under a share repurchase program for up to $30 million of common stock that was authorized by the Board of Directors on December 1, 2021 and is set to expire on December 31, 2024. Shares may be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan.

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
Date: April 29, 2022