Form 10-Q
period 2022-06-30
John Bean Technologies CORP
filed 2022-07-29
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Common Stock, par value $0.01 per share	31,861,680

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue:
Product revenue	$466.6	$412.1	$867.5	$772.8
Service revenue	75.7	63.4	144.0	120.5
Total revenue	542.3	475.5	1,011.5	893.3
Operating expenses:
Cost of products	337.2	281.6	619.0	526.7
Cost of services	53.8	44.0	101.7	83.5
Selling, general and administrative expense	108.3	101.6	216.7	196.0
Restructuring expense	0.8	1.0	1.3	2.0
Operating income	42.2	47.3	72.8	85.1
Interest expense, net	2.5	2.1	4.6	4.2
Net income before income taxes	39.7	45.2	68.2	80.9
Income tax provision	6.3	14.7	9.2	23.4
Net income	$33.4	$30.5	$59.0	$57.5

Basic earnings per share:
Net income	$1.05	$0.95	$1.84	$1.80
Diluted earnings per share:
Net income	$1.04	$0.95	$1.84	$1.79

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income	$33.4	$30.5	$59.0	$57.5
Other comprehensive income, net of income taxes
Foreign currency translation adjustments	(26.7)	3.6	(26.6)	8.1
Pension and other postretirement benefits adjustments	1.4	1.7	3.0	3.4
Derivatives designated as hedges	1.8	(0.3)	9.1	2.9
Other comprehensive income	(23.5)	5.0	(14.5)	14.4
Comprehensive income	$9.9	$35.5	$44.5	$71.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	June 30, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$68.1	$78.8
Trade receivables, net of allowances	268.4	239.1
Contract assets	98.2	94.4
Inventories	298.8	229.1
Other current assets	73.4	77.3
Total current assets	806.9	718.7
Property, plant and equipment, net of accumulated depreciation of $342.8 and $339.2 respectively	263.4	267.6
Goodwill	666.4	684.8
Intangible assets, net	310.2	342.6
Other assets	175.2	127.7
Total Assets	$2,222.1	$2,141.4

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$222.9	$186.0
Advance and progress payments	214.3	190.2
Other current liabilities	169.5	173.7
Total current liabilities	606.7	549.9
Long-term debt	674.6	674.4
Accrued pension and other postretirement benefits, less current portion	48.2	57.6
Other liabilities	102.8	109.0
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2022 or 2021	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2022: 31,861,470 issued and outstanding; December 31, 2021: 31,769,967 issued and outstanding	0.3	0.3
Common stock held in treasury, at cost June 30, 2022: 0 shares and December 31, 2021: 0 shares	—	—
Additional paid-in capital	215.4	214.2
Retained earnings	786.0	733.4
Accumulated other comprehensive loss	(211.9)	(197.4)
Total stockholders' equity	789.8	750.5
Total Liabilities and Stockholders' Equity	$2,222.1	$2,141.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$59.0	$57.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39.1	36.6
Stock-based compensation	4.7	4.1
Other	4.4	2.4
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(41.7)	(2.8)
Inventories	(78.3)	(11.0)
Accounts payable, trade and other	39.5	37.6
Advance and progress payments	29.5	8.4
Accrued pension and other postretirement benefits, net	(2.7)	(0.5)
Other assets and liabilities, net	(8.7)	(2.0)
Cash provided by operating activities	44.8	130.3

Cash flows from investing activities:
Acquisitions, net of cash acquired	(0.4)	(15.9)
Capital expenditures	(44.4)	(20.3)
Proceeds from disposal of assets	0.6	1.7
Cash required by investing activities	(44.2)	(34.5)

Cash flows from financing activities:
Net proceeds (payments) on short-term debt	—	(1.8)
Net proceeds (payments) for domestic credit facilities	0.9	(270.1)
Proceeds from issuance of 2026 convertible senior notes, net of issuance costs	—	392.2
Purchase of convertible bond hedge	—	(65.6)
Proceeds from sale of warrants	—	29.5
Settlement of taxes withheld on stock-based compensation awards	(1.2)	(2.0)
Payment of acquisition date earnout liability	—	(16.1)
Dividends	(6.7)	(6.3)
Common stock repurchases	(2.3)	—
Cash (required) provided by financing activities	(9.3)	59.8

Effect of foreign exchange rate changes on cash and cash equivalents	(2.0)	(0.8)

(Decrease) increase in cash and cash equivalents	(10.7)	154.8
Cash and cash equivalents, beginning of period	78.8	47.5
Cash and cash equivalents, end of period	$68.1	$202.3

Supplemental Cash Flow Information:
Non-cash investing in capital expenditures, accrued but not paid	$14.9	$0.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2022	$0.3	$—	$215.9	$755.8	$(188.4)	$783.6
Net income	—	—	—	33.4	—	33.4
Issuance of treasury stock	—	2.3	(2.3)	—	—	—
Share repurchases	—	(2.3)	—	—	—	(2.3)
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of ($1.5)	—	—	—	—	(26.7)	(26.7)
Derivatives designated as hedges, net of income taxes of ($0.6)	—	—	—	—	1.8	1.8
Pension and other postretirement liability adjustments, net of income taxes of ($0.5)	—	—	—	—	1.4	1.4
Stock-based compensation expense	—	—	3.0	—	—	3.0
Taxes withheld on issuance of stock-based awards	—	—	(1.2)	—	—	(1.2)
Balance at June 30, 2022	$0.3	$—	$215.4	$786.0	$(211.9)	$789.8

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2021	$0.3	$—	$214.2	$733.4	$(197.4)	$750.5
Net income	—	—	—	59.0	—	59.0
Issuance of treasury stock	—	2.3	(2.3)	—	—	—
Share repurchases	—	(2.3)	—	—	—	(2.3)
Common stock cash dividends, $0.20 per share	—	—	—	(6.4)	—	(6.4)
Foreign currency translation adjustments, net of income taxes of ($1.7)	—	—	—	—	(26.6)	(26.6)
Derivatives designated as hedges, net of income taxes of ($3.2)	—	—	—	—	9.1	9.1
Pension and other postretirement liability adjustments, net of income taxes of ($1.0)	—	—	—	—	3.0	3.0
Stock-based compensation expense	—	—	4.7	—	—	4.7
Taxes withheld on issuance of stock-based awards	—	—	(1.2)	—	—	(1.2)
Balance at June 30, 2022	$0.3	$—	$215.4	$786.0	$(211.9)	$789.8

	Three Months Ended June 30, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2021	$0.3	$(0.9)	$231.6	$651.6	$(210.5)	$672.1
Net income	—	—	—	30.5	—	30.5
Issuance of treasury stock	—	0.9	(0.9)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.4	—	—	—	—	3.6	3.6
Derivatives designated as hedges, net of income taxes of $0.1	—	—	—	—	(0.3)	(0.3)
Proceeds from sale of warrants	—	—	29.5	—	—	29.5
Purchase of convertible bond hedge, net of income tax of $17.1	—	—	(48.5)	—	—	(48.5)
Pension and other postretirement liability adjustments, net of income taxes of ($0.6)	—	—	—	—	1.7	1.7
Stock-based compensation expense	—	—	2.3	—	—	2.3
Taxes withheld on issuance of stock-based awards	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2021	$0.3	$—	$212.0	$678.9	$(205.5)	$685.7

	Six Months Ended June 30, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2020	$0.3	$(1.0)	$229.9	$627.8	$(219.9)	$637.1
Net income	—	—	—	57.5	—	57.5
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.4)	—	(6.4)
Foreign currency translation adjustments, net of income taxes of ($0.7)	—	—	—	—	8.1	8.1
Derivatives designated as hedges, net of income taxes of ($1.0)	—	—	—	—	2.9	2.9
Proceeds from sale of warrants	—	—	29.5	—	—	29.5
Purchase of convertible bond hedge, net of income tax of $17.1	—	—	(48.5)	—	—	(48.5)
Pension and other postretirement liability adjustments, net of income taxes of ($1.2)	—	—	—	—	3.4	3.4
Stock-based compensation expense	—	—	4.1	—	—	4.1
Taxes withheld on issuance of stock-based awards	—	—	(2.0)	—	—	(2.0)
Balance at June 30, 2021	$0.3	$—	$212.0	$678.9	$(205.5)	$685.7

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

NOTE 2. ACQUISITIONS

During fiscal year 2021 the Company acquired 100% of voting equity of three businesses. The Company did not make any acquisitions during the six months ended June 30, 2022. A summary of the acquisitions made during 2021 is as follows:

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

(In millions)	Urtasun(1)	Prevenio(2)	ACS(3)	Total
Financial assets	$8.8	$8.1	$2.9	$19.8
Inventories	3.4	0.2	0.7	4.3
Property, plant and equipment	3.2	4.1	—	7.3
Customer relationship (4)	11.5	41.0	3.7	56.2
Patents and acquired technology (4)	6.0	17.5	3.4	26.9
Trademarks (4)	2.2	0.7	0.8	3.7
Deferred taxes	(5.9)	(15.1)	(0.9)	(21.9)
Financial liabilities	(7.8)	(3.4)	(2.9)	(14.1)
Total identifiable net assets	$21.4	$53.1	$7.7	$82.2

Cash consideration paid	$44.2	$173.3	$16.8	$234.3
Cash acquired	4.8	3.5	1.1	9.4
Net consideration	$39.4	$169.8	$15.7	$224.9

Goodwill (5)	$22.8	$120.2	$9.1	$152.1

(1)The purchase accounting for Urtasun is provisional. The valuation of certain intangible assets, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended June 30, 2022, the Company made no significant measurement period adjustments for this acquisition.
(2)The purchase accounting for Prevenio is final as of June 30, 2022. During the quarter ended June 30, 2022, the Company made no significant measurement period adjustments for this acquisition.
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
(5)The Company expects goodwill of $0.7 million from these acquisitions to be deductible for income tax purposes.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2021	$646.7	$38.1	$684.8
Acquisitions	1.2	—	1.2
Currency translation	(19.2)	(0.4)	(19.6)
Balance as of June 30, 2022	$628.7	$37.7	$666.4

Intangible assets consisted of the following:

	June 30, 2022		December 31, 2021
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$301.5	$110.7	$309.3	$102.0
Patents and acquired technology	165.7	85.4	174.5	82.0
Trademarks	44.6	15.8	47.2	15.0
Non-amortizing intangible assets	10.3	—	10.6	—
Other	8.6	8.6	8.7	8.7
Total intangible assets	$530.7	$220.5	$550.3	$207.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2022	December 31, 2021
Raw materials	$128.1	$101.0
Work in process	80.3	59.1
Finished goods	174.2	151.8
Gross inventories before LIFO reserves and valuation adjustments	382.6	311.9
LIFO reserves	(53.7)	(53.3)
Valuation adjustments	(30.1)	(29.5)
Net inventories	$298.8	$229.1

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Service cost	$0.4	$0.6	$0.9	$1.2
Interest cost	1.9	1.7	3.8	3.3
Expected return on plan assets	(3.9)	(3.9)	(7.8)	(7.8)
Amortization of net actuarial losses	2.0	2.3	4.0	4.6
Net periodic cost	$0.4	$0.7	$0.9	$1.3

The Company expects to contribute $3.1 million to its pension and other post-retirement benefit plans in 2022. The pension contributions will be primarily for the Non-U.S. based employee defined benefit plans, and all of the contributions are expected to be in the form of cash. We have made no contribution to our U.S. qualified pension plan during the six months ended June 30, 2022.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	June 30, 2022	December 31, 2021
Revolving credit facility (1)	December 14, 2026	$281.9	$282.9
Less: unamortized debt issuance costs		$(1.1)	$(1.2)
Revolving credit facility, net		$280.8	$281.7

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		$(8.7)	$(9.8)
Convertible senior notes, net		$393.8	$392.7

Long-term debt, net		$674.6	$674.4
(1) Weighted-average interest rate at June 30, 2022 was 2.01%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended June 30, 2022 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Contractual interest expense	$0.2	$0.1	$0.5	$0.1
Interest cost related to amortization of issuance costs	0.6	0.2	1.1	0.2
Total interest expense	$0.8	$0.3	$1.6	$0.3

Convertible Note Hedge Transactions

On May 28, 2021, the Company closed a private offering of $402.5 million aggregate principal amount of the Notes to qualified institutional buyers. The initial conversion rate of the Notes is 5.8958 shares of the Company's common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $169.61 per share. The conversion rate of the Notes is subject to adjustment upon the occurrence of certain specified events.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of June 30, 2022.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2022 and 2021 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, March 31, 2022	$(143.9)	$9.1	$(53.6)	$(188.4)
Other comprehensive income (loss) before reclassification	—	1.8	(26.2)	(24.4)
Amounts reclassified from accumulated other comprehensive income	1.4	—	(0.5)	0.9
Ending balance, June 30, 2022	$(142.5)	$10.9	$(80.3)	$(211.9)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2022 were $2.0 million of charges to pension expense, other than service cost, net of $0.6 million income tax benefit. There were no reclassification adjustments for derivatives designated as hedges during the period. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2022 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

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

Changes in the AOCI balances for the six months ended June 30, 2022 and 2021 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2021	$(145.5)	$1.8	$(53.7)	$(197.4)
Other comprehensive income (loss) before reclassification	—	8.8	(25.6)	(16.8)
Amounts reclassified from accumulated other comprehensive income	3.0	0.3	(1.0)	2.3
Ending balance, June 30, 2022	$(142.5)	$10.9	$(80.3)	$(211.9)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2022 were $4.0 million of charges to pension expense, other than service cost, net of $1.0 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $0.4 million of interest expense, net of $0.1 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the six months ended June 30, 2022 were $1.4 million of benefit in interest expense, net of $0.4 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
(In millions)
Beginning balance, December 31, 2020	$(161.4)	$(3.8)	$(54.7)	$(219.9)
Other comprehensive income before reclassification	—	2.2	9.1	11.3
Amounts reclassified from accumulated other comprehensive income	3.4	0.7	(1.0)	3.1
Ending balance, June 30, 2021	$(158.0)	$(0.9)	$(46.6)	$(205.5)
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

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.1 billion in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of June 30, 2022. The Company expects to complete these obligations and recognize 67% as revenue in 2022, 28% in 2023, 4% in 2024 and the remaining after 2024.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$181.3	$56.3	$355.5	$105.0
Non-recurring (1)	212.8	92.0	394.9	156.2
Total	394.1	148.3	750.4	261.2

Geographical Region (2)
North America	225.6	133.7	435.9	237.8
Europe, Middle East and Africa	103.6	7.4	193.0	12.7
Asia Pacific	35.4	6.1	71.4	8.8
Latin America	29.5	1.1	50.1	1.9
Total	394.1	148.3	750.4	261.2

Timing of Recognition
Point in Time	179.3	71.4	351.2	121.0
Over Time	214.8	76.9	399.2	140.2
Total	394.1	148.3	750.4	261.2

	Three Months Ended		Six Months Ended
	June 30, 2021		June 30, 2021
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$164.4	$44.3	$314.8	$85.8
Non-recurring (1)	196.3	70.5	357.7	135.0
Total	360.7	114.8	672.5	220.8

Geographical Region (2)
North America	197.1	100.0	366.2	190.0
Europe, Middle East and Africa	90.2	12.0	174.1	23.5
Asia Pacific	45.3	1.4	86.6	4.7
Latin America	28.1	1.4	45.6	2.6
Total	360.7	114.8	672.5	220.8

Timing of Recognition
Point in Time	169.2	51.7	316.3	95.2
Over Time	191.5	63.1	356.2	125.6
Total	360.7	114.8	672.5	220.8
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	June 30, 2022	December 31, 2021
Contract Assets	$98.2	$94.4
Contract Liabilities	204.5	178.0

	Balances as of
	June 30, 2021	December 31, 2020
Contract Assets	89.1	68.3
Contract Liabilities	135.9	123.8

The revenue recognized during the six months ended June 30, 2022 and 2021 that was included in contract liabilities at the beginning of the period amounted to $115.2 million and $86.3 million, respectively. The remainder of the change from December 31, 2021 and December 31, 2020 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Basic earnings per share:
Net income	$33.4	$30.5	$59.0	$57.5
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Basic earnings per share from net income	$1.05	$0.95	$1.84	$1.80
Diluted earnings per share:
Net income	$33.4	$30.5	$59.0	$57.5
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.1	0.1	0.1	0.1
Total shares and dilutive securities	32.1	32.1	32.1	32.1
Diluted earnings per share from net income	$1.04	$0.95	$1.84	$1.79

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2022				As of December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.6	$11.6	$—	$—	$13.5	$13.5	$—	$—
Derivatives	34.7	—	34.7	—	18.4	—	18.4	—
Total assets	$46.3	$11.6	$34.7	$—	$31.9	$13.5	$18.4	$—
Liabilities:
Derivatives	$13.8	$—	$13.8	$—	$9.4	$—	$9.4	$—
Total liabilities	$13.8	$—	$13.8	$—	$9.4	$—	$9.4	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet, and include an unrealized loss of $3.6 million and $0.5 million as of June 30, 2022 and December 31, 2021, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $373.7 million as of June 30, 2022.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at June 30, 2022 of $738.1 million, as hedges and therefore does not apply hedge accounting.

Commodity Price Risk: The Company's operations subject us to risk related to the price volatility of certain commodities. We principally use a combination of purchase orders and various short-term supply arrangements in connection with the purchase of our raw materials and components required to manufacture our products. To mitigate the commodity price risk associated with the Company's operations, the Company may enter into commodity derivative instruments. Since April 2022, the Company has entered into various commodity forward contracts with a maturity of less than 1 year to mitigate this commodity price volatility. The Company has not designated these commodity forward contracts, which had a notional value at June 30, 2022 of $1.4 million, as hedges and therefore does not apply hedge accounting.

The fair values of our foreign currency and commodity derivative assets are recorded within other current assets and other assets, and the fair values of foreign currency and commodity derivative liabilities are recorded within other current liabilities and other liabilities. The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of June 30, 2022		As of December 31, 2021
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign exchange contracts	$8.2	$13.3	$10.6	$9.4
Commodity contracts	—	0.5	—	—
Total	$8.2	$13.8	$10.6	$9.4

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. The Company enters into master netting arrangements with its counterparties for foreign exchange contracts, when possible, to mitigate credit risk in derivative transactions by permitting the Company to net settle for transactions with the same counterparty. However, it does not net settle with such counterparties. As a result, derivatives are presented at their gross fair values in the Balance Sheet.

As of June 30, 2022 and December 31, 2021, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2022
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$32.9	$—	$32.9	$(5.9)	$27.0

(In millions)	As of June 30, 2022
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$13.8	$—	$13.8	$(5.9)	$7.9

(In millions)	As of December 31, 2021
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$17.5	$—	$17.5	$(7.3)	$10.2

(In millions)	As of December 31, 2021
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$—	$9.1	$(7.3)	$1.8

The following table presents the location and amount of the gain (loss) on foreign currency and commodity derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2022	2021	2022	2021
Foreign exchange contracts	Revenue	$(4.7)	$1.6	$(4.9)	$0.4
Foreign exchange contracts	Cost of sales	(1.4)	(0.1)	(2.3)	0.8
Foreign exchange contracts	Selling, general and administrative expense	0.9	0.3	1.4	0.3
Commodity contracts	Cost of sales	(0.5)	—	(0.5)	—
Total		(5.7)	1.8	(6.3)	1.5
Remeasurement of assets and liabilities in foreign currencies		3.1	(1.6)	4.1	(1.8)
Net (loss) gain		$(2.6)	$0.2	$(2.2)	$(0.3)

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

At June 30, 2022, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $14.7 million and as accumulated other comprehensive income, net of tax, of $10.9 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. Coupon interest from cross currency swap agreement recorded in interest expense, net was approximately $1.4 million for both the six months ended June 30, 2022 and 2021.
At June 30, 2022, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $11.8 million and as accumulated other comprehensive income, net of tax, of $8.7 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2022, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Fixed payment revenue	$16.8	$16.6	$32.4	$32.9
Variable payment revenue	7.0	3.9	16.4	8.4
Operating lease revenue	$23.8	$20.5	$48.8	$41.3

Sales-type lease revenue	$1.8	$3.1	$2.5	$4.3

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $163.8 million at June 30, 2022, represent guarantees of future performance. The Company has also provided $6.3 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of June 30, 2022, the gross value of such arrangements was $0.5 million, of which the Company's net exposure under such guarantees was less than $0.1 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Balance at beginning of period	$12.2	$11.6	$12.7	$11.5
Expense for new warranties	3.3	3.4	6.0	7.1
Adjustments to existing accruals	(0.2)	—	(0.3)	(0.2)
Claims paid	(2.3)	(2.6)	(5.4)	(5.8)
Added through acquisition	0.1	—	0.1	—
Translation	(0.4)	0.1	(0.4)	(0.1)
Balance at end of period	$12.7	$12.5	$12.7	$12.5

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

Business segment information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Revenue
JBT FoodTech	$394.1	$360.7	$750.4	$672.5
JBT AeroTech	148.3	114.8	261.2	220.8
Other revenue and intercompany eliminations	(0.1)	—	(0.1)	—
Total revenue	542.3	475.5	1,011.5	893.3

Income before income taxes
Segment operating profit:
JBT FoodTech	50.2	51.5	90.1	93.0
JBT AeroTech	10.0	12.1	16.8	22.0
Total segment operating profit	60.2	63.6	106.9	115.0
Corporate items:
Corporate expense (1)	17.2	15.3	32.8	27.9
Restructuring expense (2)	0.8	1.0	1.3	2.0
Operating income	42.2	47.3	72.8	85.1

Interest expense, net	2.5	2.1	4.6	4.2
Net income before income taxes	$39.7	$45.2	$68.2	$80.9

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

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The Company completed this plan as of June 30, 2022. The total cost in connection with this plan was $11 million for FoodTech and $6 million for AeroTech. We recognized cumulative restructuring charges of $18.9 million, net of a cumulative release of the related liability of $1.6 million, as of June 30, 2022.

The following table details the cumulative restructuring charges reported in operating income for the 2020 restructuring plan since the implementation of this plan:

	Cumulative Amount	For the Three Months Ended		Cumulative Amount
(In millions)	Balance as of December 31, 2021	March 31, 2022	June 30, 2022	Balance as of June 30, 2022
2020 restructuring plan
Severance and related expense	9.2	0.2	0.7	10.1
Inventory write-off	2.1	0.2	—	2.3
Employee overlap costs	2.1	0.2	0.1	2.4
Retention bonus	0.5	—	0.1	0.6
Other	3.3	0.2	—	3.5
Total Restructuring charges	$17.2	$0.8	$0.9	$18.9

Restructuring charges, net of related release of liability, is reported within the following financial statement line items of the accompanying Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Cost of products (1)	—	—	0.2	—
Restructuring expense	0.8	1.0	1.3	2.0
Total restructuring charge	$0.8	$1.0	$1.5	$2.0

(1) Restructuring charge reported in Cost of products is related to inventory write-off resulting from the 2020 restructuring plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2022:

		Impact to Earnings
(In millions)	Balance as of December 31, 2021	Charged to Earnings	Releases	Cash Payments	Balance as of June 30, 2022
2020 restructuring plan
Severance and related expense	$0.7	$0.9	$(0.1)	$(0.6)	$0.9
Employee overlap costs	—	0.3	—	(0.3)	—
Retention bonus	0.1	0.1	—	—	0.2
Other	—	0.2	—	(0.2)	—
Total	$0.8	$1.5	$(0.1)	$(1.1)	$1.1

The Company released $0.1 million of liability during the six months ended June 30, 2022 which it no longer expects to pay in connection with the 2020 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to an agreement to lease a manufacturing facility in Columbus, Ohio from an entity owned by certain of the Company's employees who were former owners or employees of an acquired business. The lease commenced on September 1, 2019, with an eight year term. As of June 30, 2022, the operating lease right-of-use asset and the lease liability related to this agreement is $2.9 million and $3.1 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

Alco-food-machines GmbH & Co. KG Acquisition

On July 1, 2022, the Company completed the acquisition of Alco-food-machines GmbH & Co. KG (Alco), located in Bad Iburg, Germany. Alco designs, manufactures and supplies food processing equipment and production lines for a broad range of food applications including meat, poultry, fish, vegetables, pizza, plant-based products, and pet foods. The purchase price was Euro 43.2 million, which was funded with cash on hand as well as borrowings under the Company's revolving credit facility.

Due to the timing of the acquisition, the initial accounting for the acquisition, including the valuation of assets and liabilities acquired is incomplete. As such, the Company is not able to disclose the preliminary fair value of assets acquired and liabilities assumed.

Bevcorp Acquisition

On July 19, 2022, the Company signed a definitive agreement to acquire Bevcorp, a leading provider of beverage processing and packaging solutions. Bevcorp was founded in 1992 and is headquartered in Eastlake, Ohio. The transaction, valued at approximately $290 million, is scheduled to close in the Company's third quarter of fiscal 2022, subject to customary closing conditions and regulatory approvals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to the expected impact of the COVID-19 pandemic on our business and our results of operations, our plans to mitigate the impact of the pandemic, our strategic plans, our restructuring plans and expected cost savings from those plans, our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:
•the duration of the COVID-19 pandemic and the effects of the pandemic on our ability to operate our business and facilities, on our customers, on our workforce resulting in higher labor absenteeism, on our supply chains due to extended delivery times and unavailability of required components, labor and freight, on our cost of labor due to higher labor turnover and shortage of skilled labor and on the economy generally;
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
•acts of terrorism or war, including the current conflict between Russia and Ukraine;
•termination or loss of major customer contracts and risks associated with fixed-price contracts, particularly during periods of high inflation;
•customer sourcing initiatives;
•competition and innovation in our industries;
•difficulty in implementing our business strategies, including the timing of our previously announced review of strategic alternatives for the AeroTech platform, our ability to identify or develop any strategic alternatives, execute on material aspects of such strategic alternatives, and whether we can achieve the potential benefits of such strategic alternatives;
•the failure to consummate or a delay in consummating the acquisition of Bevcorp;
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

In addition, many of the risks and uncertainties facing our business are currently amplified by and may continue to be amplified by the COVID-19 pandemic and by general global economic and market conditions. The uncertainty in global economic conditions can result in substantial volatility in our operating results depending on economic environment in the markets we serve. Given the highly fluid nature of the COVID-19 pandemic and the global economic conditions, it is not possible to predict all such risks and uncertainties. Refer to the section below titled “Impact of COVID-19 and other economic trends on our Business” in this Form 10-Q for additional information. If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.

Executive Overview

We are a leading global technology solutions provider to high-value segments of the food and beverage industry. We design, produce, and service sophisticated products and systems for multi-national and regional customers through our FoodTech segment. We also sell critical equipment and services to domestic and international air transportation customers through our AeroTech segment.

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

Business Conditions and Outlook

During the second quarter of 2022, while we continue to experience a healthy demand for our goods and services in North America, demand has moderated in Europe due to higher energy and other input costs causing some customers in that region to delay new capital investment projects. Demand in FoodTech is driven by customer needs for greater capacity, labor savings, and new product introductions. While the recovery on the AeroTech side continues to gain momentum with orders exceeding expectations in second quarter, we do not expect a full recovery for AeroTech to pre-pandemic level until the year 2023, at the earliest. Looking ahead, we anticipate revenue growth to be consistent and solid through 2022 due to continued momentum in overall customer demand for our products and services and a record backlog entering into 2022.

Despite significant growth in our revenues, our operating margins declined in the quarter due to the challenges associated with supply chain disruptions, high inflation, and labor availability affecting both FoodTech and AeroTech. Unlike in the past, where our JBT Business System enabled us to plan and optimize production efficiency, supply chain disruptions and labor shortages meant we often had to stop and start production based on availability. We expect these trends to continue, and potentially be further impacted by the ongoing conflict in Ukraine throughout 2022, as we anticipate continued disruptions, shortages and price increases - the effect of which will depend in part on our ability to successfully mitigate and offset the impact of these events. Thus far, actions taken by us to mitigate supply chain disruptions and inflation, including productivity improvements, expanding our supplier network, and price increases, have generally been successful in offsetting some, but not all, of the impact of these trends. Additionally, we have continued to enhance our internal operating efficiency with the ongoing benefits of our restructuring program. These actions has resulted in operating margins improving sequentially for both FoodTech and AeroTech.

As a result of the war in Ukraine, we have suspended commercial activities in Russia, Belarus and occupied regions of Ukraine since March 2022. This consisted of ceasing our efforts to seek new business opportunities in these areas, as well as suspending any in-process projects to allow for an assessment of our ability to complete those projects and to receive payments in full compliance with applicable sanction programs, and without risk to our personnel and subcontractors. The direct impact of these actions to our consolidated results of operations is and is expected to remain immaterial. Furthermore, we have no direct active operations in any of these countries or regions.

Impact of COVID-19 and other economic trends on our Business

While we expect the impacts of the COVID-19 pandemic on our business to moderate going forward, there still remains uncertainty around the pandemic and the current global economic and market conditions that may continue to adversely affect our business. As a result, the following uncertainties still exist and may contribute to additional negative impacts on our overall financial results:

•our ability to obtain raw material and required components from domestic and international suppliers required to manufacture our products and provide services;
•our ability to efficiently operate our facilities and meet customer obligations due to modified employee work patterns resulting from social distancing guidelines, absence due to illness and cautionary quarantines, or due to labor shortages;
•our ability to secure inbound and outbound logistics to and from our facilities, with additional delays linked to international border crossings and the associated approvals and documentation;

•our ability to access customer locations in order to execute installations, new product deliveries, maintenance and repair services;
•limitations on the ability of our customers to conduct their business, and resulting impacts to our customers' purchasing patterns, from food and travel disruption, social distancing guidelines, absence due to illness; and
•limitations on the ability of our customers to meet their financial obligations to JBT.

The food industry continues to experience solid retail and foodservice demand to expand capacity, improve food yield, and add highly needed automation. As a result, in the second quarter of 2022 our inbound FoodTech orders continued to increase year over year as we see persistent demand specifically from food processing customers in the quick service restaurant businesses, those servicing the sustained "eat-at-home" trend and ready meals, vegetables and pet food. Our customers continue to invest to support these trends, addressing their immediate capacity needs and creating strong interest in FoodTech's broad product offerings. Furthermore, recurring revenue for the FoodTech segment has increased 10% year over year. This improvement is driven largely by the demand across the food processing industry noted above, price increases, higher equipment install base due to organic and inorganic growth as well as sustained operations within the food processing companies requiring critical maintenance and parts. Despite this demand, we continue to experience supply chain challenges and labor shortages that have impacted many of our markets, and which continue to drive delays and inefficiencies in our production process.

For AeroTech, a large portion of our revenue depends on the passenger airline industry. Passenger air travel and the resulting activity at US airports continued to increase during the second quarter of 2022 compared to the same period in 2021, in turn driving improving demand for our services. In addition we continue to see increased equipment demand from cargo customers. Although our projections are subject to more uncertainty given the current environment, we expect demand and inbound orders for these products to continue to improve for the remaining period of the year 2022. Despite these continued improvements, we are not expecting full recovery for AeroTech to pre-pandemic level until 2023 at the earliest. One limitation to full recovery is the continued supply chain disruptions and labor shortages that have driven shipment delays, operational inefficiencies, and higher material, labor and freight costs - serving to reduce AeroTech's profitability.

We note that while an outbreak of COVID-19 in any of our production manufacturing facilities could lead to a temporary shut-down that may negatively impact our results, there are no significant concentrations of our operations across our manufacturing facilities such that a short-term single plant closure would be expected to have a material impact to our consolidated results.

Although we cannot reasonably estimate the duration, severity, or potential for resurgence of these COVID-19 related events or the continued impact the pandemic will have on the global economy or our business, we believe that our positive order trends, improving revenues and strong balance sheet and cash flows has allowed us to emerge from these events well-positioned for long-term growth. For a discussion of the risks and uncertainties associated with the COVID-19 pandemic, see “The COVID-19 pandemic could have a material adverse impact on our business operations, results of operations, cash flows and financial position” in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K.

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

We continue to maintain protocols under the guidance of our Crisis Response Team to protect the health and safety of our workers in our facilities. Our Crisis Response Team issues frequent guidance to our managers and employees to reinforce these protocols and policies which are designed to keep our employees safe, maintain our business operations, and allow us to effectively and efficiently manage through positive COVID cases and potential shut downs in our facilities. Furthermore, we are providing enhanced remote support options and extended hours to our customers to support them through the disruption caused by the pandemic.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state or local authorities or that we determine are in the best interests of our employees and our other stakeholders.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Total revenue	$542.3	$475.5	$66.8	14.0%
Cost of sales	391.0	325.6	(65.4)	(20.1)%
Gross profit	151.3	149.9	1.4	0.9%
Gross profit %	27.9%	31.5%	-360 bps
Selling, general and administrative expense	108.3	101.6	(6.7)	(6.6)%
Restructuring expense	0.8	1.0	0.2	20.0%
Operating income	42.2	47.3	(5.1)	(10.8)%
Operating income %	7.8%	9.9%	-210 bps
Interest expense, net	2.5	2.1	(0.4)	(19.0)%
Net income before income taxes	39.7	45.2	(5.5)	(12.2)%
Income tax provision	6.3	14.7	8.4	57.1%
Net income	$33.4	$30.5	$2.9	9.5%

Total revenue for the three months ended June 30, 2022 increased $66.8 million or 14% compared to the same period in 2021. Organic revenue grew $68.8 million, acquisitions provided additional revenue of $16.4 million, and foreign currency translation was unfavorable by $18.4 million in the quarter compared to the prior year. Growth from organic revenue was the result of increases in both recurring and non-recurring revenues.

Operating income margin was 7.8% for the three months ended June 30, 2022 compared to 9.9% in the same period in 2021, a decrease of 210 bps, as a result of the following drivers:

•Gross profit margin decreased 360 bps to 27.9% compared to 31.5% in the same period last year. This decrease was the result of ongoing supply chain disruptions and resulting inefficiencies driving increases in material, logistics and labor costs.
•Selling, general and administrative expense increased $6.7 million from the prior year period driven by higher costs attributable to recently acquired businesses as well as costs related to the implementation of our new digital solution. It improved, however, as a percentage of total revenue by 140 bps to 20.0% in the second quarter 2022 down from 21.4% in the prior year driven by leveraging of fixed costs as volumes increased year-over-year.
•Currency translation decreased operating income by $1.8 million.

Increase in net interest expense was driven by higher average debt balance, partially offset by lower interest rates compared to the same period in 2021 primarily due to issuance of convertible notes in May 2021.

As of the second quarter of 2022, our estimated annual effective tax rate, which excludes discrete tax impacts, was 21.6%. Our actual effective tax rate for the three months ended June 30, 2022 of 15.8% was favorably impacted by a discrete tax benefit of $2.4 million from stock based compensation awards, primarily related to the May 2022 retirement of two members of the Board of Directors.

As of the second quarter of 2021, our estimated annual effective tax rate, which excluded discrete tax impacts, was 24.4%. Our actual effective tax rate for the three months ended June 30, 2021 of 32.5% was unfavorably impacted by discrete items totaling $3.6 million, primarily driven by a $4.4 million tax expense from the remeasurement of deferred taxes due to the enactment of a tax rate increase in the UK.

The reduction in our estimated annual effective operating tax rate is primarily driven by current year benefits related to the UK patent box regime, non-taxable Brazilian state incentives, and a reduction in non-deductible executive compensation. In addition, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred, and requires taxpayers to amortize such expenditures in the U.S. over five years. While the capitalization requirement has a material negative impact on cash flows, there are offsetting benefits from the enactment of this provision that we have included in our estimated annual effective tax rate, including an increase to our R&D tax credit. Congress has proposed tax legislation to delay the effective date of this change, but it is uncertain whether the proposed delay will ultimately be enacted into law. If it is delayed, these effective tax rate benefits will not be realized in the current year.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Revenue
JBT FoodTech	$394.1	$360.7	$33.4	9.3%
JBT AeroTech	148.3	114.8	33.5	29.2%
Other revenue and intercompany eliminations	(0.1)	—	(0.1)	(100.0)%
Total revenue	$542.3	$475.5	$66.8	14.0%
Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$50.2	$51.5	$(1.3)	(2.5)%
JBT FoodTech segment operating profit %	12.7%	14.3%	-160 bps
JBT AeroTech	10.0	12.1	(2.1)	(17.4)%
JBT AeroTech segment operating profit %	6.7%	10.5%	-380 bps
Total segment operating profit	60.2	63.6	(3.4)	(5.3)%
Total segment operating profit %	11.1%	13.4%	-230 bps
Corporate items:
Corporate expense	17.2	15.3	(1.9)	(12.4)%
Restructuring expense	0.8	1.0	0.2	20.0%
Operating income	$42.2	$47.3	$(5.1)	(10.8)%
Operating income %	7.8%	9.9%	-210 bps

Inbound orders:
JBT FoodTech	$395.6	$397.6
JBT AeroTech	167.2	182.5
Total inbound orders	$562.8	$580.1

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

JBT FoodTech

FoodTech revenue increased by $33.4 million or 9% for the second quarter ended June 30, 2022 compared to the same period in 2021. Organic revenue grew $34.8 million in the period compared to the prior year and acquisitions provided additional revenue of $16.4 million during the quarter. Foreign currency translation was unfavorable by $17.7 million in the quarter. Non-recurring revenue represented 59% of the organic revenue growth, with $20.4 million of additional revenue in the year compared to 2021. Recurring revenue drove the remaining increase in organic revenue of $14.4 million.

Food Tech's operating profit declined $1.3 million or 2.5% in the second quarter of 2022 compare to 2021. Gross profit margins declined 190 bps driven by the continued supply chain disruptions and pressures resulting in inefficiencies that drove ongoing increases in material, freight, and labor costs. These increased costs contributed to an operating profit margin of 12.7% compared to 14.3% in the prior year, reflecting a decline of 160 bps. Selling, general and administrative expense increased $8.2 million from prior year, but as a percent of revenue remained flat at 19%. Currency translation decreased operating income by $1.9 million in the quarter.

JBT AeroTech

JBT AeroTech's revenue increased $33.5 million or 29% in the second quarter of 2022 compared to the same period in 2021. This increase is comprised of a $22.3 million increase from our mobile equipment business, a $8.0 million increase from our service business and a $4.2 million increase in our fixed equipment business. Foreign currency translation was unfavorable by $0.7 million. The increase in our mobile equipment business was driven by higher equipment sales to cargo customers and higher aftermarket sales primarily as a result of the continued industry recovery from COVID-19. The increase in service revenue was a result of an increase in service hours on our maintenance contracts as activity at US airports continued to increase as a result of the elimination of customer-imposed service hour reductions relating to COVID-19 compared to the prior year. The increase in our fixed equipment business was primarily due to a recovery in spare parts volume driven by the continued industry recovery from COVID-19.

JBT AeroTech’s operating profit declined $2.1 million or 17.4% in the second quarter of 2022 compared to 2021. Gross profit margins decreased 540 bps driven by higher material, labor and freight costs. These increased costs contributed to an operating profit margin of 6.7% compared to 10.5% in the prior year, reflecting a decline of 380 bps. Selling, general and administrative expenses in 2022 were $1.6 million above 2021 which is an increase of 13%. The increase in 2022 was mostly due to inflation and an increase in variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation had an immaterial impact.

Corporate Expense

Corporate expense increased $1.9 million during the three months ended June 30, 2022, compared to the same period in 2021. The increase was driven primarily by costs related to the implementation of our new digital solution and LIFO expense, partially offset by lower M&A related costs. Corporate expense remained consistent as a percentage of sales at 3.2% in the current and prior year period.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Total revenue	$1,011.5	$893.3	$118.2	13.2%
Cost of sales	720.7	610.2	(110.5)	(18.1)%
Gross profit	290.8	283.1	7.7	2.7%
Gross profit %	28.7%	31.7%	-300 bps
Selling, general and administrative expense	216.7	196.0	(20.7)	(10.6)%
Restructuring expense	1.3	2.0	0.7	35.0%
Operating income	72.8	85.1	(12.3)	(14.5)%
Operating income %	7.2%	9.5%	-230 bps
Interest expense, net	4.6	4.2	(0.4)	(9.5)%
Net income before income taxes	68.2	80.9	(12.7)	(15.7)%
Income tax provision	9.2	23.4	14.2	60.7%
Net income	$59.0	$57.5	$1.5	2.6%

Total revenue for the six months ended June 30, 2022 increased $118.2 million or 13% compared to the same period in 2021. Organic revenue grew $118.1 million in the period, acquisitions provided additional revenue of $29.3 million, and foreign currency translation was unfavorable by $29.2 million in the quarter compared to the prior year. Growth from organic revenue was the result of increases in both recurring and non-recurring revenues.

Operating income margin was 7.2% for the six months ended June 30, 2022 compared to 9.5% in the same period in 2021, a decrease of 230 bps, as a result of the following drivers:

•Gross profit margin decreased 300 bps to 28.7% compared to 31.7% in the same period last year. This decrease was the result of the ongoing supply chain disruptions and resulting inefficiencies driving increases in material, logistics and labor costs.
•Selling, general and administrative expense increased $20.7 million from the prior year period driven by higher costs attributable to recently acquired businesses as well as costs related to the implementation of our new digital solution. It improved, however, as a percentage of total revenue by 50 bps to 21.4% compared to 21.9% in the same period last year. This improvement was due to leveraging of fixed costs as volumes increased year-over-year.
•Currency translation decreased operating income by $2.7 million.

Increase in net interest expense was driven by higher average debt balance, partially offset by lower interest rates compared to the same period in 2021 primarily due to issuance of convertible notes in May 2021.

As of the second quarter of 2022, our estimated annual effective tax rate, which excludes discrete tax impacts was 21.6%. The actual effective tax rate for the six months ended June 30, 2022 of 13.5% was favorably impacted by discrete items totaling $5.5 million, primarily driven by benefits from stock based compensation, the UK patent box regime, and Brazilian tax litigation.

As of the second quarter of 2021, our estimated annual effective tax rate, which excluded discrete tax impacts was 24.4%. The actual effective tax rate for the six months ended June 30, 2021 of 28.9% was unfavorably impacted by discrete items totaling $3.6 million, primarily driven by a $4.4 million tax expense from the remeasurement of deferred taxes due to the enactment of a tax rate increase in the UK.

The reduction in our estimated annual effective operating tax rate is primarily driven by current year benefits related to the UK patent box regime, non-taxable Brazilian state incentives, and a reduction in non-deductible executive compensation. In addition, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred, and requires taxpayers to amortize such expenditures in the U.S. over five years. While the capitalization requirement has a material negative impact on cash flows, there are offsetting benefits from the enactment of this provision that we have included in our estimated annual effective tax rate, including an increase to our R&D tax credit. Congress has proposed tax legislation to delay the effective date of this change, but it is uncertain whether the proposed delay will ultimately be enacted into law. If it is delayed, these effective tax rate benefits will not be realized in the current year.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Revenue
JBT FoodTech	$750.4	$672.5	$77.9	11.6%
JBT AeroTech	261.2	220.8	40.4	18.3%
Other revenue and intercompany eliminations	(0.1)	—	(0.1)	100.0%
Total revenue	$1,011.5	$893.3	$118.2	13.2%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$90.1	$93.0	$(2.9)	(3.1)%
JBT FoodTech segment operating profit %	12.0%	13.8%	-180 bps
JBT AeroTech	16.8	22.0	(5.2)	(23.6)%
JBT AeroTech segment operating profit %	6.4%	10.0%	-360 bps
Total segment operating profit	106.9	115.0	(8.1)	(7.0)%
Total segment operating profit %	10.6%	12.9%	-230 bps
Corporate items:
Corporate expense	32.8	27.9	(4.9)	(17.6)%
Restructuring expense	1.3	2.0	0.7	35.0%
Operating income	$72.8	$85.1	$(12.3)	(14.5)%
Operating income %	7.2%	9.5%	-230 bps

Inbound orders:
JBT FoodTech	$807.4	$783.3
JBT AeroTech	320.9	282.9
Total inbound orders	$1,128.3	$1,066.2

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

JBT FoodTech

FoodTech revenue increased by $77.9 million or 11.6% for the six months ended June 30, 2022 compared to the same period in 2021. Organic revenue grew $77.2 million in the period and revenue from acquisitions grew $29.3 million. Foreign currency translation was unfavorable by $28.2 million in the period. Non-recurring revenue represented 58% of the organic revenue growth, with $44.4 million of additional revenue in the year compared to 2021. Recurring revenue drove the remaining increase in organic revenue of $32.8 million.

FoodTech operating profit decreased $2.9 million, or 3.1%, for the six months ended June 30, 2022 compared to the same period in 2021. Gross profit margins declined 190 bps driven by the continued supply chain disruptions and pressures resulting in inefficiencies that drove ongoing increases in material, freight, and labor costs. The increased costs contributed to an operating profit margin of 12.0% compared to 13.8% in the prior year, reflecting a decline of 180 bps. Selling, general and administrative expense increased $21.8 million from prior year, but as a percent of revenue remained flat at 20%. Currency translation decreased operating income by $2.9 million in the six months ended June 30, 2022.

JBT AeroTech

JBT AeroTech's revenue increased $40.4 million or 18.3% for the six months ended June 30, 2022 compared to the same period in 2021. This increase is comprised of a $29.3 million increase from our mobile equipment business and a $13.7 million increase from our service business, partially offset by a decline of $1.4 million in our fixed equipment business. Foreign currency translation was unfavorable by $0.9 million. The increase in our mobile equipment business was driven by higher equipment sales to cargo customers and higher aftermarket sales primarily as a result of the continued industry recovery from COVID-19. The increase in service revenue was a result of an increase in service hours on our maintenance contracts as activity at US airports continued to increase as a result of the elimination of customer-imposed service hour reductions relating to COVID-19 compared to the prior year. The decline in our fixed equipment business was primarily due to supply chain issues and labor shortages, which delayed our ability to recognize revenue.

JBT AeroTech’s operating profit declined $5.2 million or 23.6% for the first six months of 2022 compared to the same period in 2021. Gross profit margins decreased 420 bps driven by higher material, labor and freight costs. These increased costs contributed to an operating profit margin of 6.4% compared to 10.0% in the prior year, reflecting a decline of 360 bps. Selling, general and administrative expenses in 2022 were $3.1 million above 2021 which is an increase of 12%. The increase in 2022 was mostly due to inflation and an increase in variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation had an immaterial impact.

Corporate Expense

Corporate expense increased $4.9 million during the six months ended June 30, 2022, compared to the same period in 2021. The increase was driven primarily by costs related to the implementation of our new digital solution and LIFO expense. Corporate expense increased slightly as a percentage of sales from 3.1% in the prior year to 3.2% for the six months ended June 30, 2022.

Use of Non-GAAP Financial Measure

We present certain financial information on a constant currency basis in this quarterly report on Form 10-Q to provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation excludes the impact of fluctuations in foreign currency exchange rates. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing.

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. We completed this plan as of June 30, 2022. The total cost in connection with this plan was $11 million for FoodTech and $6 million for AeroTech. We recognized cumulative restructuring charges of $18.9 million, net of a cumulative release of the related liability of $1.6 million, as of June 30, 2022.

The following table details the cumulative amount of annualized savings and incremental savings for the 2020 restructuring plan:

	Cumulative Amount	Incremental Amount		Cumulative Amount
(In millions)	As of December 31, 2021	During the quarter ended March 31, 2022	During the quarter ended June 30, 2022	As of June 30, 2022
Cost of sales	$5.0	$1.0	$0.4	$6.4
Selling, general and administrative	1.9	0.5	0.3	2.7
Total restructuring savings	$6.9	$1.5	$0.7	$9.1

For the 2020 restructuring plan, we expect to realize the remaining incremental cost savings, as originally estimated, during the second half of the current year.

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

As of June 30, 2022, we had $68.1 million of cash and cash equivalents, $36.8 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During 2022, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. There is no amount outstanding subject to this IRS guidance as of June 30, 2022.
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures in the U.S. over five years. Congress has proposed tax legislation to delay the effective date of this change, but it is uncertain whether the proposed delay will ultimately be enacted into law. If the current effective date remains in place, our assessment is that we will experience a material decrease in cash from operations in 2022 and the impact will continue over the five-year amortization period, but the impact will decrease each year.

For the six months ended June 30, 2022, we had total operating cash flow of $44.8 million. For full year 2022, we expect to generate positive cash flows. Our liquidity as of June 30, 2022, or cash plus borrowing ability under our revolving credit facilities, was $641.7 million. The increase in our liquidity year over year was in part due to structural changes in the leverage calculation of our credit facility, modified in the fourth quarter of 2021, that have allowed us increased access to the capacity under our secured credit facility. Furthermore, our liquidity improved resulting from lower borrowing required from our secured credit facility as of June 30, 2022, due to our funding requirements met by the issuance of unsecured convertible notes in May 2021.

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

Based on our current capital allocation objectives, during 2022 we anticipate capital expenditures to be between $90 million and $95 million, which includes about $45 million of capitalized investment in our digital strategy, compared to $54.1 million in the prior year. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. We believe JBT's strong balance sheet, operating cash flows, and access to capital, as of June 30, 2022, positions us to successfully navigate through the current challenging economic conditions as we continue to invest in growth strategies including our acquisition program and new product development.

Cash Flows

Cash flows for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(In millions)	2022	2021
Cash provided by operating activities	$44.8	$130.3
Cash required by investing activities	(44.2)	(34.5)
Cash (required by) provided by financing activities	(9.3)	59.8
Effect of foreign exchange rate changes on cash and cash equivalents	(2.0)	(0.8)
(Decrease) increase in cash and cash equivalents	$(10.7)	$154.8

Cash provided by operating activities during the six months ended June 30, 2022 was $44.8 million, representing an $85.5 million decrease compared to the same period in 2021. This decrease was driven primarily by higher investment in inventory and lower customer collections for trade receivables, partially offset by higher advance payments from customers.

Cash required by investing activities during the six months ended June 30, 2022 was $44.2 million, an increase of $9.7 million compared to the same period in 2021 primarily due to increased capital expenditures partially offset by lower spending on acquisitions year over year.

Cash required by financing activities was $9.3 million during the six months ended June 30, 2022, which is a decrease of $69.1 million compared to same period in 2021. This decrease is driven by prior year activity that did not recur in the current year. Specifically the cash provided by financing activities of $59.8 million during the six months ended June 30, 2021 was primarily due to proceeds from the issuance of the convertible notes, bond hedge and warrant transactions, partially offset by paying down borrowings under our revolving credit facility and payment of acquisition date earn-out liability

Financing Arrangements

As of June 30, 2022 we had $281.9 million drawn on and $1,011.7 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of June 30, 2022, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

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

As of June 30, 2022, we have entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). As a result, as of June 30, 2022, a portion of our variable rate debt was effectively fixed rate debt subject to an average fixed rate of 0.81%, while approximately $31.9 million, or 11%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2022. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2022. We have concluded that, as of June 30, 2022, our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended June 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2022:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)
April 1, 2022 through April 30, 2022	—	$—	—	$30.0
May 1, 2022 through May 31, 2022	20,331	112.80	20,331	27.7
June 1, 2022 through June 30, 2022	—	—	—	27.7
	20,331	$112.80	20,331	$27.7

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1*	Offer Letter to Jack Martin.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Vice President, Corporate Controller and duly authorized officer
(Principal Accounting Officer)
Date: July 29, 2022