Form 10-Q
period 2022-09-30
John Bean Technologies CORP
filed 2022-10-28
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2022
Common Stock, par value $0.01 per share	31,858,398

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Revenue:
Product revenue	$484.8	$411.7	$1,352.3	$1,184.5
Service revenue	70.6	65.7	214.6	186.2
Total revenue	555.4	477.4	1,566.9	1,370.7
Operating expenses:
Cost of products	344.6	289.4	963.6	816.1
Cost of services	51.1	45.5	152.8	129.0
Selling, general and administrative expense	112.3	100.9	329.0	296.9
Restructuring expense	1.5	1.1	2.8	3.1
Operating income	45.9	40.5	118.7	125.6
Pension expense, other than service cost	0.1	0.1	0.1	0.1
Interest expense, net	3.6	2.1	8.2	6.3
Net income before income taxes	42.2	38.3	110.4	119.2
Income tax provision	8.0	9.0	17.2	32.4
Net income	$34.2	$29.3	$93.2	$86.8

Basic earnings per share:
Net income	$1.07	$0.91	$2.91	$2.71
Diluted earnings per share:
Net income	$1.07	$0.91	$2.90	$2.71

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income	$34.2	$29.3	$93.2	$86.8
Other comprehensive income, net of income taxes
Foreign currency translation adjustments	(22.6)	(8.7)	(49.2)	(0.6)
Pension and other postretirement benefits adjustments	1.5	1.7	4.5	5.1
Derivatives designated as hedges	4.4	0.2	13.5	3.1
Other comprehensive income	(16.7)	(6.8)	(31.2)	7.6
Comprehensive income	$17.5	$22.5	$62.0	$94.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	September 30, 2022	December 31, 2021
Assets:
Current Assets:
Cash and cash equivalents	$52.6	$78.8
Trade receivables, net of allowances	278.7	239.1
Contract assets	95.4	94.4
Inventories	346.8	229.1
Other current assets	100.9	77.3
Total current assets	874.4	718.7
Property, plant and equipment, net of accumulated depreciation of $336.8 and $339.2 respectively	262.2	267.6
Goodwill	788.5	684.8
Intangible assets, net	447.5	342.6
Other assets	181.9	127.7
Total Assets	$2,554.5	$2,141.4

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$0.8	$—
Accounts payable, trade and other	221.0	186.0
Advance and progress payments	216.4	190.2
Other current liabilities	181.0	173.7
Total current liabilities	619.2	549.9
Long-term debt	979.0	674.4
Accrued pension and other postretirement benefits, less current portion	44.4	57.6
Other liabilities	105.7	109.0
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2022 or 2021	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2022: 31,861,680 issued and outstanding; December 31, 2021: 31,769,967 issued and outstanding	0.3	0.3
Common stock held in treasury, at cost September 30, 2022: 3,596 shares and December 31, 2021: 0 shares	(0.4)	—
Additional paid-in capital	217.9	214.2
Retained earnings	817.0	733.4
Accumulated other comprehensive loss	(228.6)	(197.4)
Total stockholders' equity	806.2	750.5
Total Liabilities and Stockholders' Equity	$2,554.5	$2,141.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$93.2	$86.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59.2	56.6
Stock-based compensation	7.3	6.5
Other	10.4	3.0
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(43.0)	(16.1)
Inventories	(92.7)	(26.6)
Accounts payable, trade and other	41.6	40.0
Advance and progress payments	15.1	22.7
Accrued pension and other postretirement benefits, net	(2.9)	(12.3)
Other assets and liabilities, net	(13.6)	2.7
Cash provided by operating activities	74.6	163.3

Cash flows from investing activities:
Acquisitions, net of cash acquired	(329.7)	(185.3)
Capital expenditures	(65.7)	(33.9)
Proceeds from disposal of assets	0.9	2.0
Cash required by investing activities	(394.5)	(217.2)

Cash flows from financing activities:
Net payments on short-term debt	0.6	(2.1)
Net proceeds (payments) for domestic credit facilities	311.8	(258.7)
Proceeds from issuance of 2026 convertible senior notes, net of issuance costs	—	391.5
Purchase of convertible bond hedge	—	(65.6)
Proceeds from sale of warrants	—	29.5
Settlement of taxes withheld on stock-based compensation awards	(1.2)	(2.1)
Payment of acquisition date earnout liability	—	(16.1)
Dividends	(9.8)	(9.5)
Common stock repurchases	(2.8)	—
Cash provided by financing activities	298.6	66.9

Effect of foreign exchange rate changes on cash and cash equivalents	(4.9)	(2.3)

(Decrease) increase in cash and cash equivalents	(26.2)	10.7
Cash and cash equivalents, beginning of period	78.8	47.5
Cash and cash equivalents, end of period	$52.6	$58.2

Supplemental Cash Flow Information:
Non-cash investing in capital expenditures, accrued but not paid	$12.0	$5.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2022	$0.3	$—	$215.4	$786.0	$(211.9)	$789.8
Net income	—	—	—	34.2	—	34.2
Issuance of treasury stock	—	0.1	(0.1)	—	—	—
Share repurchases	—	(0.5)	—	—	—	(0.5)
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of ($1.7)	—	—	—	—	(22.6)	(22.6)
Derivatives designated as hedges, net of income taxes of ($1.6)	—	—	—	—	4.4	4.4
Pension and other postretirement liability adjustments, net of income taxes of ($0.5)	—	—	—	—	1.5	1.5
Stock-based compensation expense	—	—	2.6	—	—	2.6
Balance at September 30, 2022	$0.3	$(0.4)	$217.9	$817.0	$(228.6)	$806.2

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2021	$0.3	$—	$214.2	$733.4	$(197.4)	$750.5
Net income	—	—	—	93.2	—	93.2
Issuance of treasury stock	—	2.4	(2.4)	—	—	—
Share repurchases	—	(2.8)	—	—	—	(2.8)
Common stock cash dividends, $0.30 per share	—	—	—	(9.6)	—	(9.6)
Foreign currency translation adjustments, net of income taxes of ($3.4)	—	—	—	—	(49.2)	(49.2)
Derivatives designated as hedges, net of income taxes of ($4.8)	—	—	—	—	13.5	13.5
Pension and other postretirement liability adjustments, net of income taxes of ($1.5)	—	—	—	—	4.5	4.5
Stock-based compensation expense	—	—	7.3	—	—	7.3
Taxes withheld on issuance of stock-based awards	—	—	(1.2)	—	—	(1.2)
Balance at September 30, 2022	$0.3	$(0.4)	$217.9	$817.0	$(228.6)	$806.2

	Three Months Ended September 30, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2021	$0.3	$—	$212.0	$678.9	$(205.5)	$685.7
Net income	—	—	—	29.3	—	29.3
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of ($0.6)	—	—	—	—	(8.7)	(8.7)
Derivatives designated as hedges, net of income taxes of ($0.1)	—	—	—	—	0.2	0.2
Pension and other postretirement liability adjustments, net of income taxes of ($0.5)	—	—	—	—	1.7	1.7
Stock-based compensation expense	—	—	2.4	—	—	2.4
Taxes withheld on issuance of stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2021	$0.3	$—	$214.3	$705.0	$(212.3)	$707.3

	Nine Months Ended September 30, 2021
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2020	$0.3	$(1.0)	$229.9	$627.8	$(219.9)	$637.1
Net income	—	—	—	86.8	—	86.8
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.6)	—	(9.6)
Foreign currency translation adjustments, net of income taxes of ($1.3)	—	—	—	—	(0.6)	(0.6)
Derivatives designated as hedges, net of income taxes of ($1.1)	—	—	—	—	3.1	3.1
Proceeds from sale of warrants	—	—	29.5	—	—	29.5
Purchase of convertible bond hedge, net of income tax of $17.1	—	—	(48.5)	—	—	(48.5)
Pension and other postretirement liability adjustments, net of income taxes of ($1.7)	—	—	—	—	5.1	5.1
Stock-based compensation expense	—	—	6.5	—	—	6.5
Taxes withheld on issuance of stock-based awards	—	—	(2.1)	—	—	(2.1)
Balance at September 30, 2021	$0.3	$—	$214.3	$705.0	$(212.3)	$707.3

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

NOTE 2. ACQUISITIONS

During the nine months ended September 30, 2022 and fiscal year 2021 the Company acquired 100% of voting equity of two and three businesses, respectively. A summary of the acquisitions made during the periods is as follows:

Date	Type	Company/Product Line	Location (Near)	Segment

September 1, 2022	Stock	Bevcorp, LLC ("Bevcorp")	Eastlake, Ohio	JBT FoodTech
A provider of beverage processing and packaging solutions in blending, handling, filling, and closing technologies. The Bevcorp acquisition expands the Company's presence in the ready-to-drink carbonated beverage production market and provides significant cross-selling opportunity in filling and seaming food and beverage applications.

July 1, 2022	Stock	Alco-food-machines GmbH & Co. KG ("Alco")	Bad Iburg, Germany	JBT FoodTech
A provider of further food processing equipment and production lines for a broad range of food applications. The Alco acquisition extends the Company's capabilities in further processing offerings and strengthens existing full line offerings.
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

(In millions)	Bevcorp(1)	Alco(1)	Urtasun(2)	Prevenio(3)	ACS(4)	Total
Financial assets	$21.1	$12.2	$8.8	$8.1	$2.9	$53.1
Inventories	33.1	12.7	3.4	0.2	0.7	50.1
Property, plant and equipment	6.0	0.7	3.2	4.1	—	14.0
Customer relationship (5)	127.0	9.1	11.0	41.0	3.7	191.8
Patents and acquired technology (5)	3.8	4.6	6.0	17.5	3.4	35.3
Trademarks (5)	10.0	3.1	2.2	0.7	0.8	16.8
Deferred taxes	—	—	(5.7)	(15.1)	(0.9)	(21.7)
Financial liabilities	(19.8)	(22.2)	(7.8)	(3.4)	(2.9)	(56.1)
Total identifiable net assets	$181.2	$20.2	$21.1	$53.1	$7.7	$283.3

Cash consideration paid	$293.8	$45.1	$44.2	$173.3	$16.8	$573.2
Cash acquired	5.7	3.9	4.8	3.5	1.1	19.0
Net consideration	$288.1	$41.2	$39.4	$169.8	$15.7	$554.2

Goodwill (6)	$112.6	$24.9	$23.1	$120.2	$9.1	$289.9

(1)The purchase accounting for each of Alco and Bevcorp is provisional. The valuation of certain working capital balances, property, plant and equipment, intangibles, income tax balances and residual goodwill is not complete. For each, these amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
(2)The purchase accounting for Urtasun is final as of September 30, 2022. During the quarter ended September 30, 2022, the Company made no significant measurement period adjustments for this acquisition.
(3)The purchase accounting for Prevenio was final as of June 30, 2022.
(4)The purchase accounting for ACS was final as of December 31, 2021.
(5)The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-four years. The intangible assets acquired during the nine months ended September 30, 2022 and fiscal year 2021 have weighted average useful lives of 19 years for customer relationship, 8 years for patents and acquired technology, and 22 years for trademarks.
(6)The Company expects goodwill of $134.6 million from these acquisitions to be deductible for income tax purposes.
Bevcorp and Alco had aggregate revenue of $17.2 million and aggregate operating loss of $0.3 million for the period subsequent to their respective acquisition dates through September 30, 2022.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT FoodTech	JBT AeroTech	Total
Balance as of December 31, 2021	$646.7	$38.1	$684.8
Acquisitions	139.0	—	139.0
Currency translation	(34.5)	(0.8)	(35.3)
Balance as of September 30, 2022	$751.2	$37.3	$788.5

Intangible assets consisted of the following:

	September 30, 2022		December 31, 2021
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer relationship	$430.8	$114.8	$309.3	$102.0
Patents and acquired technology	167.5	86.2	174.5	82.0
Trademarks	55.8	15.8	47.2	15.0
Non-amortizing intangible assets	10.2	—	10.6	—
Other	8.6	8.6	8.7	8.7
Total intangible assets	$672.9	$225.4	$550.3	$207.7

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2022	December 31, 2021
Raw materials	$127.6	$101.0
Work in process	96.5	59.1
Finished goods	210.2	151.8
Gross inventories before LIFO reserves and valuation adjustments	434.3	311.9
LIFO reserves	(58.5)	(53.3)
Valuation adjustments	(29.0)	(29.5)
Net inventories	$346.8	$229.1

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Service cost	$0.4	$0.5	$1.3	$1.7
Interest cost	1.9	1.7	5.7	5.0
Expected return on plan assets	(3.9)	(4.0)	(11.7)	(11.8)
Settlement charge	0.2	—	0.2	—
Amortization of net actuarial losses	1.9	2.3	5.9	6.9
Net periodic cost	$0.5	$0.5	$1.4	$1.8

The Company expects to contribute $3.1 million to its pension and other post-retirement benefit plans in 2022. The pension contributions will be for the Non-U.S. based employee defined benefit plans, and all of the contributions are expected to be in the form of cash. We have not made any contribution to our U.S. qualified pension plan during the nine months ended September 30, 2022.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	September 30, 2022	December 31, 2021
Revolving credit facility (1)	December 14, 2026	$587.0	$282.9
Less: unamortized debt issuance costs		$(2.3)	$(1.2)
Revolving credit facility, net		$584.7	$281.7

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		$(8.2)	$(9.8)
Convertible senior notes, net		$394.3	$392.7

Long-term debt, net		$979.0	$674.4
(1) Weighted-average interest rate at September 30, 2022 was 3.24%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended September 30, 2022 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Contractual interest expense	$0.3	$0.3	$0.8	$0.4
Interest cost related to amortization of issuance costs	0.5	0.5	1.6	0.7
Total interest expense	$0.8	$0.8	$2.4	$1.1

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of September 30, 2022.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2022 and 2021 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, June 30, 2022	$(142.5)	$10.9	$(80.3)	$(211.9)
Other comprehensive income (loss) before reclassification	0.1	5.1	(22.0)	(16.8)
Amounts reclassified from accumulated other comprehensive income	1.4	(0.7)	(0.6)	0.1
Ending balance, September 30, 2022	$(141.0)	$15.3	$(102.9)	$(228.6)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2022 were $1.9 million of charges to pension expense, other than service cost, net of $0.5 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $0.9 million of interest income, net of $0.2 million income tax provision.Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended September 30, 2022 were $0.8 million of benefit in interest expense, net of $0.2 million income tax provision.

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
(In millions)
Beginning balance, June 30, 2021	$(158.0)	$(0.9)	$(46.6)	$(205.5)
Other comprehensive income (loss) before reclassification	—	(0.1)	(8.1)	(8.2)
Amounts reclassified from accumulated other comprehensive income	1.7	0.3	(0.6)	1.4
Ending balance, September 30, 2021	$(156.3)	$(0.7)	$(55.3)	$(212.3)
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

Changes in the AOCI balances for the nine months ended September 30, 2022 and 2021 by component are shown in the following tables:

	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
(In millions)
Beginning balance, December 31, 2021	$(145.5)	$1.8	$(53.7)	$(197.4)
Other comprehensive income (loss) before reclassification	0.1	13.9	(47.6)	(33.6)
Amounts reclassified from accumulated other comprehensive income	4.4	(0.4)	(1.6)	2.4
Ending balance, September 30, 2022	$(141.0)	$15.3	$(102.9)	$(228.6)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2022 were $5.9 million of charges to pension expense, other than service cost, net of $1.5 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $0.5 million of interest income, net of $0.1 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2022 were $2.2 million of benefit in interest expense, net of $0.6 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2021 were $6.9 million of charges to pension expense, other than service cost, net of $1.8 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $1.4 million of interest expense, net of $0.4 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2021 were $2.2 million of benefit in interest expense, net of $0.6 million income tax provision.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.0 billion in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of September 30, 2022. The Company expects to complete these obligations and recognize 45% as revenue in 2022, 43% in 2023, 11% in 2024 and the remaining after 2024.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$185.9	$56.2	$541.4	$161.2
Non-recurring (1)	213.0	100.4	607.9	256.6
Total	398.9	156.6	1,149.3	417.8

Geographical Region (2)
North America	232.3	141.8	668.2	379.6
Europe, Middle East and Africa	100.2	7.5	293.2	20.2
Asia Pacific	35.4	6.1	106.8	14.9
Latin America	31.0	1.2	81.1	3.1
Total	398.9	156.6	1,149.3	417.8

Timing of Recognition
Point in Time	205.6	80.9	556.8	201.9
Over Time	193.3	75.7	592.5	215.9
Total	398.9	156.6	1,149.3	417.8

	Three Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2021
(In millions)	JBT FoodTech	JBT AeroTech	JBT FoodTech	JBT AeroTech
Type of Good or Service
Recurring (1)	$169.4	$45.1	$484.2	$130.9
Non-recurring (1)	189.7	73.2	547.4	208.2
Total	359.1	118.3	1,031.6	339.1

Geographical Region (2)
North America	201.0	107.8	567.2	297.8
Europe, Middle East and Africa	89.9	7.2	264.0	30.7
Asia Pacific	45.5	2.3	132.1	7.0
Latin America	22.7	1.0	68.3	3.6
Total	359.1	118.3	1,031.6	339.1

Timing of Recognition
Point in Time	170.7	54.0	487.0	149.2
Over Time	188.4	64.3	544.6	189.9
Total	359.1	118.3	1,031.6	339.1
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	September 30, 2022	December 31, 2021
Contract Assets	$95.4	$94.4
Contract Liabilities	207.1	178.0

	Balances as of
	September 30, 2021	December 31, 2020
Contract Assets	92.1	68.3
Contract Liabilities	147.4	123.8

The revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in contract liabilities at the beginning of the period amounted to $133.6 million and $97.1 million, respectively. The Company assumed contract liabilities of $22.0 million from acquisitions in fiscal year 2022. The remainder of the change from December 31, 2021 and December 31, 2020 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Basic earnings per share:
Net income	$34.2	$29.3	$93.2	$86.8
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Basic earnings per share from net income	$1.07	$0.91	$2.91	$2.71
Diluted earnings per share:
Net income	$34.2	$29.3	$93.2	$86.8
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.1	0.1	0.1	0.1
Total shares and dilutive securities	32.1	32.1	32.1	32.1
Diluted earnings per share from net income	$1.07	$0.91	$2.90	$2.71

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2022				As of December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.2	$11.2	$—	$—	$13.5	$13.5	$—	$—
Derivatives	49.3	—	49.3	—	18.4	—	18.4	—
Total assets	$60.5	$11.2	$49.3	$—	$31.9	$13.5	$18.4	$—
Liabilities:
Derivatives	$18.0	$—	$18.0	$—	$9.4	$—	$9.4	$—
Total liabilities	$18.0	$—	$18.0	$—	$9.4	$—	$9.4	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet, and include an unrealized loss of $4.2 million and $0.5 million as of September 30, 2022 and December 31, 2021, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $336.6 million as of September 30, 2022.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. Major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some of the Company's sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which are taken into consideration as part of the Company's risk management policy. The purpose of the Company's foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at September 30, 2022 of $705.2 million, as hedges and therefore does not apply hedge accounting.

Commodity Price Risk: The Company's operations subject us to risk related to the price volatility of certain commodities. We principally use a combination of purchase orders and various short-term supply arrangements in connection with the purchase of our raw materials and components required to manufacture our products. To mitigate the commodity price risk associated with the Company's operations, the Company may enter into commodity derivative instruments. During April 2022, the Company entered into various commodity forward contracts with a maturity of less than 1 year to mitigate this commodity price volatility. The Company has not designated these commodity forward contracts, which had a notional value at September 30, 2022 of $0.8 million, as hedges and therefore does not apply hedge accounting.

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

	As of September 30, 2022		As of December 31, 2021
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Foreign exchange contracts	$10.2	$17.6	$10.6	$9.4
Commodity contracts	—	0.4	—	—
Total	$10.2	$18.0	$10.6	$9.4

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

As of September 30, 2022 and December 31, 2021, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2022
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$46.8	$—	$46.8	$(7.6)	$39.2

(In millions)	As of September 30, 2022
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$18.0	$—	$18.0	$(7.6)	$10.4

(In millions)	As of December 31, 2021
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$17.5	$—	$17.5	$(7.3)	$10.2

(In millions)	As of December 31, 2021
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Presented in the Consolidated Balance Sheet	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$—	$9.1	$(7.3)	$1.8

The following table presents the location and amount of the gain (loss) on foreign currency and commodity derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Income Statement:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2022	2021	2022	2021
Foreign exchange contracts	Revenue	$(2.0)	$(1.0)	$(6.9)	$(0.6)
Foreign exchange contracts	Cost of sales	(2.1)	(0.3)	(4.4)	0.5
Foreign exchange contracts	Selling, general and administrative expense	1.2	0.8	2.6	1.1
Commodity contracts	Cost of sales	(0.1)	—	(0.6)	—
Total		(3.0)	(0.5)	(9.3)	1.0
Remeasurement of assets and liabilities in foreign currencies		6.8	0.4	10.9	(1.4)
Net gain (loss)		$3.8	$(0.1)	$1.6	$(0.4)

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

At September 30, 2022, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $20.6 million and as accumulated other comprehensive income, net of tax, of $15.3 million.

Net Investment: The Company has entered into a cross currency swap agreement that synthetically swaps $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreement is designated as a net investment hedge for accounting purposes. Accordingly, the gain or loss on this derivative instrument is included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swap are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the condensed consolidated statements of income. Coupon interest from cross currency swap agreement recorded in interest expense, net was approximately $2.2 million for both the nine months ended September 30, 2022 and 2021.
At September 30, 2022, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other current assets of $18.5 million and as accumulated other comprehensive income, net of tax, of $13.7 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. Maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of September 30, 2022, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Fixed payment revenue	$16.6	$16.6	$49.0	$49.5
Variable payment revenue	6.3	3.9	22.7	12.3
Operating lease revenue	$22.9	$20.5	$71.7	$61.8

Sales-type lease revenue	$0.5	$5.6	$3.0	$9.9

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $140.2 million at September 30, 2022, represent guarantees of future performance. The Company has also provided $6.2 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of September 30, 2022, the gross value of such arrangements was $1.5 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Balance at beginning of period	$12.7	$12.5	$12.7	$11.5
Expense for new warranties	3.6	3.1	9.6	10.2
Adjustments to existing accruals	(0.1)	—	(0.4)	(0.2)
Claims paid	(2.7)	(2.5)	(8.1)	(8.3)
Added through acquisition	1.0	—	1.1	—
Translation	(0.3)	(0.1)	(0.7)	(0.2)
Balance at end of period	$14.2	$13.0	$14.2	$13.0

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

Reportable segments are:

•JBT FoodTech—provides comprehensive solutions throughout the food production value chain extending from primary processing through packaging systems for a large variety of food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, dairy, bakery, pet foods, soups, sauces, plant-based meats, juices, and carbonated beverages.

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

Business segment information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Revenue
JBT FoodTech	$398.9	$359.1	$1,149.3	$1,031.6
JBT AeroTech	156.6	118.3	417.8	339.1
Other revenue and intercompany eliminations	(0.1)	—	(0.2)	—
Total revenue	555.4	477.4	1,566.9	1,370.7

Income before income taxes
Segment operating profit:
JBT FoodTech	57.3	48.9	147.4	141.9
JBT AeroTech	11.6	7.0	28.4	29.0
Total segment operating profit	68.9	55.9	175.8	170.9
Corporate items:
Corporate expense (1)	21.5	14.3	54.3	42.2
Restructuring expense (2)	1.5	1.1	2.8	3.1
Operating income	45.9	40.5	118.7	125.6

Pension expense, other than service cost	0.1	0.1	0.1	0.1
Interest expense, net	3.6	2.1	8.2	6.3
Net income before income taxes	$42.2	$38.3	$110.4	$119.2

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

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The Company completed the 2020 restructuring plan as of June 30, 2022. The total cost in connection with the 2020 restructuring plan was $11.0 million for FoodTech and $6.0 million for AeroTech.

In the third quarter of 2022, the Company implemented the first phase of a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall JBT FoodTech cost structure on a global basis. The initiatives under this plan will include streamlining operations and enhancing our general and administrative infrastructure. The total cost as of September 30, 2022 related to this plan is $1.3 million.

The following table details the cumulative restructuring charges reported in operating income for the 2022 and 2020 restructuring plans since the implementation of these plans:

	Cumulative Amount	For the Three Months Ended			Cumulative Amount
(In millions)	Balance as of December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	Balance as of September 30, 2022
2020 restructuring plan
Severance and related expense	$9.2	$0.2	$0.7	$0.1	$10.2
Inventory write-off	2.1	0.2	—	—	2.3
Employee overlap costs	2.1	0.2	0.1	—	2.4
Retention bonus	0.5	—	0.1	—	0.6
Other	3.3	0.2	—	0.1	3.6
2022/2023 restructuring plan
Severance and related expense	—	—	—	1.3	1.3
Total Restructuring charges	$17.2	$0.8	$0.9	$1.5	$20.4

Restructuring charges, net of related release of liability, is reported within the following financial statement line items of the accompanying Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Cost of products (1)	—	—	0.2	—
Restructuring expense	1.5	1.1	2.8	3.1
Total restructuring charge	$1.5	$1.1	$3.0	$3.1

(1) Restructuring charge reported in Cost of products is related to inventory write-off resulting from the 2020 restructuring plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheet. The table below details the activities in 2022:

		Impact to Earnings
(In millions)	Balance as of December 31, 2021	Charged to Earnings	Releases	Cash Payments	Balance as of September 30, 2022
2020 restructuring plan
Severance and related expense	$0.7	$1.0	$(0.2)	$(1.3)	$0.2
Employee overlap costs	—	0.3	—	(0.3)	—
Retention bonus	0.1	0.1	—	(0.1)	0.1
Other	—	0.3	—	(0.3)	—
2022/2023 restructuring plan
Severance and related expense	—	1.3	—	(0.2)	1.1
Total	$0.8	$3.0	$(0.2)	$(2.2)	$1.4

The Company released $0.2 million of liability during the nine months ended September 30, 2022 which it no longer expects to pay in connection with the 2020 restructuring plan due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of September 30, 2022, the operating lease right-of-use asset and the lease liability related to these agreements is $4.1 million and $4.3 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to the expected impact of the COVID-19 pandemic on our business and our results of operations, our plans to mitigate the impact of the pandemic, our strategic plans, our restructuring plans and expected cost savings from those plans, our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:
•higher energy and other input costs adversely impacting financial condition of our customers, especially in Europe, and demand for our goods and services from our customers;
•impact of the on-going COVID-19 pandemic on our ability to operate our business and facilities, on our customers, on our workforce resulting in higher labor absenteeism, on our supply chains due to extended delivery times and unavailability of required components, labor and freight, on our cost of labor due to higher labor turnover and shortage of skilled labor and on the economy generally;
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

In addition, the uncertainty surrounding the COVID-19 pandemic and in global economic conditions can result in substantial volatility in our operating results depending on economic environment in the markets we serve. Given the highly fluid nature of the COVID-19 pandemic and current deteriorating global economic conditions, it is not possible to predict all such risks and uncertainties. Refer to the section below titled “Business Conditions and Outlook" in this Form 10-Q for additional information. If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.

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

•Organic Growth. Our broad application knowledge, engineering expertise, and global sales and service allow us to work alongside our customers to develop critical FoodTech products and solutions across a diverse set of food & beverage end markets. JBT is operating in commercial markets which we believe over the long term create meaningful opportunities for continued new product innovation and R&D in support of our customers’ needs. Additionally, our cross-selling abilities, investment opportunities in developing geographies, and aftermarket capabilities provide meaningful growth opportunities for FoodTech globally.

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

We operate under the JBT Business System, which provides a level of process rigor across the Company and is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

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

Business Conditions and Outlook

During the third quarter of 2022, demand for our goods and services has declined in Europe primarily due to delay in investment decisions by our customers as a result of rising energy and other input costs in that region. We also experienced a moderating demand for our FoodTech goods and services in North America due to rising interest rates, causing some customers to delay new capital investment projects. However, the global consumer demand for food continues to grow despite rising food costs. Therefore, we expect ongoing demand in FoodTech to be driven by our customers' continued need for greater capacity, labor savings, and new product introductions to support this growth. While the recovery on the AeroTech side continues to gain momentum with orders exceeding expectations in the current year, we do not expect a full recovery for AeroTech to pre-pandemic level until the year 2023, at the earliest.

Despite the continued growth in our revenues, our operating margins declined in the current year due to the challenges associated with supply chain disruptions, high inflation, and labor availability affecting both FoodTech and AeroTech. Unlike in the past, where our JBT Business System enabled us to plan and optimize production efficiency, supply chain disruptions and labor shortages meant we often had to stop and start production based on availability. We expect these trends to continue throughout 2022, and potentially be further impacted by the ongoing conflict in Ukraine, as we anticipate continued disruptions, shortages and price increases - the effect of which will depend in part on our ability to successfully mitigate and offset the impact of these events. Thus far, actions taken by us to mitigate supply chain disruptions and inflation, including productivity improvements, expanding our supplier network, and price increases, have generally been successful in offsetting some, but not all, of the impact of these trends. We have continued to enhance our internal operating efficiency with the ongoing benefits of our 2020 restructuring program, and this quarter we began a new restructuring program to optimize our cost structure across FoodTech, with the intent to further expand this program in the coming months. The actions taken thus far have resulted in operating margins for the quarter improving sequentially for both FoodTech and AeroTech.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Total revenue	$555.4	$477.4	$78.0	16.3%
Cost of sales	395.7	334.9	(60.8)	(18.2)%
Gross profit	159.7	142.5	17.2	12.1%
Gross profit %	28.8%	29.8%	-100 bps
Selling, general and administrative expense	112.3	100.9	(11.4)	(11.3)%
Restructuring expense	1.5	1.1	(0.4)	(36.4)%
Operating income	45.9	40.5	5.4	13.3%
Operating income %	8.3%	8.5%	-20 bps
Pension expense, other than service cost	0.1	0.1	—	—%
Interest expense, net	3.6	2.1	(1.5)	(71.4)%
Net income before income taxes	42.2	38.3	3.9	10.2%
Income tax provision	8.0	9.0	1.0	11.1%
Net income	$34.2	$29.3	$4.9	16.7%

Total revenue for the three months ended September 30, 2022 increased $78 million or 16.3% compared to the same period in 2021. Organic revenue grew $77.8 million, acquisitions provided additional revenue of $26.5 million, and foreign currency translation was unfavorable by $26.3 million in the quarter compared to the prior year. Growth from organic revenue was the result of increases in both recurring and non-recurring revenues.

Operating income margin was 8.3% for the three months ended September 30, 2022 compared to 8.5% in the same period in 2021, a decrease of 20 bps, as a result of the following drivers:

•Gross profit margin decreased 100 bps to 28.8% compared to 29.8% in the same period last year. This decrease was the result of ongoing supply chain disruptions and resulting inefficiencies driving increases in material, logistics and labor costs.
•Selling, general and administrative expense increased $11.4 million from the prior year period driven by higher costs attributable to recently acquired businesses as well as costs related to the implementation of our new digital solution OmniBlu™. Selling, general and administrative expense improved, however, as a percentage of total revenue by 91 bps to 20.2% in the third quarter of 2022 down from 21.1% in the prior year driven by leveraging of fixed costs as revenue increased year-over-year.
•Currency translation decreased operating income by $3.9 million.

Increase in net interest expense was driven by a higher average debt balance as well as higher interest rates on additional borrowings to fund the acquisitions in the third quarter of 2022, compared to the same period in 2021.

As of the third quarter of 2022, our estimated annual effective tax rate, which excludes discrete tax impacts, was 21.3%. Our actual effective tax rate for the three months ended September 30, 2022 of 19.0% was favorably impacted by a discrete tax benefit of $0.8 million from the utilization of additional foreign tax credits.

As of the third quarter of 2021, our estimated annual effective tax rate, which excluded discrete tax impacts, was 24.2%. Our actual effective tax rate for the three months ended September 30, 2021 was 23.6%.

The reduction in our estimated annual effective operating tax rate is primarily driven by current year benefits related to the UK patent box regime, non-taxable Brazilian state incentives, and a reduction in non-deductible executive compensation.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Revenue
JBT FoodTech	$398.9	$359.1	$39.8	11.1%
JBT AeroTech	156.6	118.3	38.3	32.4%
Other revenue and intercompany eliminations	(0.1)	—	(0.1)	(100.0)%
Total revenue	$555.4	$477.4	$78.0	16.3%
Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$57.3	$48.9	$8.4	17.2%
JBT FoodTech segment operating profit %	14.4%	13.6%	80 bps
JBT AeroTech	11.6	7.0	4.6	65.7%
JBT AeroTech segment operating profit %	7.4%	5.9%	150 bps
Total segment operating profit	68.9	55.9	13.0	23.3%
Total segment operating profit %	12.4%	11.7%	70 bps
Corporate items:
Corporate expense	21.5	14.3	(7.2)	(50.3)%
Restructuring expense	1.5	1.1	(0.4)	(36.4)%
Operating income	$45.9	$40.5	$5.4	13.3%
Operating income %	8.3%	8.5%	-20 bps

Inbound orders:
JBT FoodTech	$348.5	$382.0
JBT AeroTech	113.2	138.7
Total inbound orders	$461.7	$520.7

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

JBT FoodTech

FoodTech revenue increased by $39.8 million or 11% for the third quarter ended September 30, 2022 compared to the same period in 2021. Organic revenue grew $38.6 million in the period compared to the prior year and acquisitions provided additional revenue of $26.5 million during the quarter. Foreign currency translation was unfavorable by $25.3 million in the quarter. Non-recurring revenue represented 46% of the organic revenue growth, with $17.8 million of additional revenue in the year compared to 2021. Recurring revenue drove the remaining increase in organic revenue of $20.8 million.

Food Tech's operating profit increased $8.4 million or 17.2% in the third quarter of 2022 compared to 2021. Gross profit margin improvement and higher leverage on fixed cost contributed to an operating profit margin of 14.4% compared to 13.6% in the prior year, reflecting an increase of 80 bps. Gross profit margins improved 30 bps driven by higher pricing partially offset by the continued supply chain disruptions and pressures resulting in inefficiencies that drove ongoing increases in material, freight, and labor costs. Selling, general and administrative expense increased $6.5 million from prior year, including $2.8 million from acquired companies, but as a percent of revenue improved 40 bps to 20%. Currency translation decreased operating income by $3.9 million in the quarter.

JBT AeroTech

JBT AeroTech's revenue increased $38.3 million or 32% in the third quarter of 2022 compared to the same period in 2021. This increase is comprised of a $22.7 million increase from our mobile equipment business, a $10.5 million increase in our fixed equipment business and a $6.1 million increase in our service business. Foreign currency translation was unfavorable by $1.0 million. The increase in our mobile equipment business was driven by higher equipment sales to cargo and other customers and higher aftermarket sales primarily as a result of the continued industry recovery from COVID-19. The increase in our fixed equipment business was due to higher equipment and aftermarket sales to domestic customers. The increase in service revenue was a result of an increase in service hours on our maintenance contracts as activity at US airports continued to increase as a result of the elimination of customer-imposed service hour reductions relating to COVID-19 and higher project related revenues compared to the prior year.

JBT AeroTech’s operating profit increased $4.6 million or 65.7% in the third quarter of 2022 compared to 2021. JBT AeroTech’s operating profit margin was 7.4% compared to 5.9% in the prior year, reflecting an increase of 150 bps. Gross profit margins decreased 80 bps driven by higher material, labor and freight costs. Selling, general and administrative expenses increased marginally year over year but were 230 bps below the prior year as a percent of sales. The increase in 2022 was mostly due to inflation. Currency translation had an immaterial impact.

Corporate Expense

Corporate expense increased $7.2 million during the three months ended September 30, 2022, compared to the same period in 2021. The increase was driven primarily by costs related to the development of our new digital solution and additional LIFO expense resulting from the current inflationary environment.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Total revenue	$1,566.9	$1,370.7	$196.2	14.3%
Cost of sales	1,116.4	945.1	(171.3)	(18.1)%
Gross profit	450.5	425.6	24.9	5.9%
Gross profit %	28.8%	31.0%	-220 bps
Selling, general and administrative expense	329.0	296.9	(32.1)	(10.8)%
Restructuring expense	2.8	3.1	0.3	9.7%
Operating income	118.7	125.6	(6.9)	(5.5)%
Operating income %	7.6%	9.2%	-160 bps
Pension expense, other than service cost	0.1	0.1	—	—%
Interest expense, net	8.2	6.3	(1.9)	(30.2)%
Net income before income taxes	110.4	119.2	(8.8)	(7.4)%
Income tax provision	17.2	32.4	15.2	46.9%
Net income	$93.2	$86.8	$6.4	7.4%

Total revenue for the nine months ended September 30, 2022 increased $196.2 million or 14.3% compared to the same period in 2021. Organic revenue grew $195.9 million in the period, acquisitions provided additional revenue of $55.8 million, and foreign currency translation was unfavorable by $55.5 million in the period compared to the prior year. Growth from organic revenue was the result of increases in both recurring and non-recurring revenues.

Operating income margin was 7.6% for the nine months ended September 30, 2022 compared to 9.2% in the same period in 2021, a decrease of 160 bps, as a result of the following drivers:

•Gross profit margin decreased 220 bps to 28.8% compared to 31.0% in the same period last year. This decrease was the result of the ongoing supply chain disruptions and resulting inefficiencies driving increases in material, logistics and labor costs.
•Selling, general and administrative expense increased $32.1 million from the prior year period driven by higher costs attributable to recently acquired businesses as well as costs related to the implementation of our new digital solution. It improved, however, as a percentage of total revenue by 70 bps to 21.0% compared to 21.7% in the same period last year. This improvement was due to leveraging of fixed costs as volumes increased year-over-year.
•Currency translation decreased operating income by $6.7 million.

Increase in net interest expense was primarily due to a higher average debt balance as well as higher interest rates on additional borrowings to fund the acquisitions in the third quarter of 2022.

As of the third quarter of 2022, our estimated annual effective tax rate, which excludes discrete tax impacts was 21.3%. The actual effective tax rate for the nine months ended September 30, 2022 of 15.6% was favorably impacted by discrete items totaling $6.3 million, primarily driven by benefits from stock based compensation, the UK patent box regime, Brazilian tax litigation, and the utilization of additional foreign tax credits in the US.

As of the third quarter of 2021, our estimated annual effective tax rate, which excluded discrete tax impacts was 24.2%. The actual effective tax rate for the nine months ended September 30, 2021 of 27.3% was unfavorably impacted by discrete items totaling $3.7 million, primarily driven by a $4.4 million tax expense from the remeasurement of deferred taxes due to the enactment of a tax rate increase in the UK.

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

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2022	2021	Change	%
Revenue
JBT FoodTech	$1,149.3	$1,031.6	$117.7	11.4%
JBT AeroTech	417.8	339.1	78.7	23.2%
Other revenue and intercompany eliminations	(0.2)	—	(0.2)	100.0%
Total revenue	$1,566.9	$1,370.7	$196.2	14.3%

Operating income before income taxes
Segment operating profit(1)(2):
JBT FoodTech	$147.4	$141.9	$5.5	3.9%
JBT FoodTech segment operating profit %	12.8%	13.8%	-100 bps
JBT AeroTech	28.4	29.0	(0.6)	(2.1)%
JBT AeroTech segment operating profit %	6.8%	8.6%	-180 bps
Total segment operating profit	175.8	170.9	4.9	2.9%
Total segment operating profit %	11.2%	12.5%	-130 bps
Corporate items:
Corporate expense	54.3	42.2	(12.1)	(28.7)%
Restructuring expense	2.8	3.1	0.3	9.7%
Operating income	$118.7	$125.6	$(6.9)	(5.5)%
Operating income %	7.6%	9.2%	-160 bps

Inbound orders:
JBT FoodTech	$1,155.9	$1,165.3
JBT AeroTech	434.1	421.6
Total inbound orders	$1,590.0	$1,586.9

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

JBT FoodTech

FoodTech revenue increased by $117.7 million or 11.4% for the nine months ended September 30, 2022 compared to the same period in 2021. Organic revenue grew $115.4 million in the period and revenue from acquisitions grew $55.8 million. Foreign currency translation was unfavorable by $53.5 million in the period. Non-recurring revenue represented 54% of the organic revenue growth, with $62.1 million of additional revenue in the year compared to 2021. Recurring revenue drove the remaining increase in organic revenue of $53.3 million.

FoodTech operating profit increased $5.5 million, or 3.9%, for the nine months ended September 30, 2022 compared to the same period in 2021. The increased costs contributed to an operating profit margin of 12.8% compared to 13.8% in the prior year, reflecting a decline of 100 bps. Gross profit margins declined 130 bps driven by the continued supply chain disruptions and pressures resulting in inefficiencies that drove ongoing increases in material, freight, and labor costs. Selling, general and administrative expense increased $20.5 million from prior year, including $10.5 million from acquired companies, but as a percent of revenue improved 40 bps to 20.8%. Currency translation decreased operating income by $6.8 million in the nine months ended September 30, 2022.

JBT AeroTech

JBT AeroTech's revenue increased $78.7 million or 23.2% for the nine months ended September 30, 2022 compared to the same period in 2021. This increase is comprised of a $52.5 million increase from our mobile equipment business, a $8.2 million increase in our fixed equipment business and a $19.9 million increase in our service business. Foreign currency translation was unfavorable by $1.9 million. The increase in our mobile equipment business was driven by higher equipment sales to cargo and other customers and higher aftermarket sales primarily as a result of the continued industry recovery from COVID-19. The increase in our fixed equipment business was primarily due to higher demand for passenger boarding bridges and related equipment from domestic customers. The increase in service revenue was a result of an increase in service hours on our maintenance contracts and project related revenues as activity at US airports continued to increase as a result of the elimination of customer-imposed service hour reductions relating to COVID-19 compared to the prior year.

JBT AeroTech’s operating profit declined $0.6 million or 2.1% for the first nine months of 2022 compared to the same period in 2021. JBT AeroTech’s operating profit margin was 6.8% compared to 8.6% in the prior year, reflecting a decline of 180 bps. Gross profit margins decreased 300 bps driven by higher material, labor and freight costs. Selling, general and administrative expenses in 2022 were $4.0 million above 2021 which is an increase of 10% but 130 bps below the prior year as a percent of sales. The increase in 2022 was mostly due to higher labor and other variable costs that were reduced in the prior year as a result of the impact of COVID-19. Currency translation had an immaterial impact.

Corporate Expense

Corporate expense increased $12.1 million during the nine months ended September 30, 2022, compared to the same period in 2021. The increase was driven primarily by costs related to the development of our new digital solution and additional LIFO expense resulting from the current inflationary environment.

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

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the JBT FoodTech and JBT AeroTech segments. The Company completed the 2020 restructuring plan as of June 30, 2022. The total cost in connection with the 2020 restructuring plan was $11.0 million for FoodTech and $6.0 million for AeroTech.

In the third quarter of 2022, the Company implemented the first phase of a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall JBT FoodTech cost structure on a global basis. The initiatives under this plan will include streamlining operations and enhancing our general and administrative infrastructure. The total cost as of September 30, 2022 related to this plan is $1.3 million. Cumulative savings associated with the first phase of this plan is approximately $3.0 million.

The following table details the cumulative amount of annualized savings and incremental savings for the 2020 restructuring plans:

	Cumulative Amount	Incremental Amount		Cumulative Amount
(In millions)	As of December 31, 2021	During the quarter ended March 31, 2022	During the quarter ended June 30, 2022	As of June 30, 2022
Cost of sales	$5.0	$1.0	$0.4	$6.4
Selling, general and administrative	1.9	0.5	0.3	2.7
Total restructuring savings	$6.9	$1.5	$0.7	$9.1

For the 2020 restructuring plan, incremental cost savings has been completed as of June 30, 2022.

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

As of September 30, 2022, we had $52.6 million of cash and cash equivalents, $41.4 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Under Internal Revenue Service (IRS) guidance, no incremental tax liability is incurred on the proceeds of these loans as long as each individual loan has a term of 30 days or less and all such loans from each subsidiary are outstanding for a total of less than 60 days during the year. During 2022, any such loan was outstanding for less than 30 days, and all such loans were outstanding for less than 60 days in the aggregate. We used the proceeds of these intercompany loans to reduce outstanding borrowings under our revolving credit facility. We may choose to access such funds again in the future to the extent they are available and can be transferred without significant cost, and use them on a temporary basis to repay outstanding borrowings or for other corporate purposes, but intend to do so only as allowed under this IRS guidance. The amount outstanding subject to this IRS guidance as of September 30, 2022 was approximately $34.0 million.

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
For the nine months ended September 30, 2022, we had total operating cash flow of $74.6 million. For full year 2022, we expect to generate positive cash flows. Our liquidity as of September 30, 2022, or cash plus borrowing ability under our revolving credit facilities, was $424.8 million.

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

Based on our current capital allocation objectives, during 2022 we anticipate capital expenditures to be approximately $90 million, which includes about $45 million of capitalized investment in our digital strategy, compared to $54.1 million in the prior year. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. We believe JBT's strong balance sheet, operating cash flows, and access to capital, as of September 30, 2022, positions us to successfully navigate through the current challenging economic conditions as we continue to invest in growth strategies including our acquisition program and new product development.

Cash Flows

Cash flows for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021
Cash provided by operating activities	$74.6	$163.3
Cash required by investing activities	(394.5)	(217.2)
Cash provided by financing activities	298.6	66.9
Effect of foreign exchange rate changes on cash and cash equivalents	(4.9)	(2.3)
(Decrease) increase in cash and cash equivalents	$(26.2)	$10.7

Cash provided by operating activities during the nine months ended September 30, 2022 was $74.6 million, representing an $88.7 million decrease compared to the same period in 2021. This decrease was driven primarily by higher investment in inventory and lower customer collections for trade receivables and advance payments from customers, partially offset by lower pension contributions.

Cash required by investing activities during the nine months ended September 30, 2022 was $394.5 million, an increase of $177.3 million compared to the same period in 2021 primarily due to increased spending on acquisitions and capital expenditures year over year.

Cash provided by financing activities was $298.6 million during the nine months ended September 30, 2022, which is an increase of $231.7 million compared to same period in 2021. This increase is primarily driven by higher borrowings to fund acquisitions in the current year, partially offset by prior year activity that did not recur in the current year. Specifically the cash provided by financing activities of $66.9 million during the nine months ended September 30, 2021 was primarily due to proceeds from the issuance of the convertible notes, bond hedge and warrant transactions, partially offset by paying down borrowings under our revolving credit facility and payment of acquisition date earn-out liability.

Financing Arrangements

As of September 30, 2022, we had $587.0 million drawn on and $706.6 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of September 30, 2022, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

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

As of September 30, 2022, we have entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

As of September 30, 2022, a significant portion of our total outstanding debt of $989.5 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of .25% and a portion of revolving credit facility subject to an average fixed rate of 0.81%. Therefore, approximately $337 million, or 34%, remained subject to floating, or market, rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2022. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2022. We have concluded that, as of September 30, 2022, our disclosure controls and procedures were:

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

There were no changes in controls identified during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended September 30, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2022:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)
July 1, 2022 through July 31, 2022	—	$—	—	$27.7
August 1, 2022 through August 31, 2022	4,114	109.95	4,114	27.3
September 1, 2022 through September 30, 2022	—	—	—	27.3
	4,114	$109.95	4,114	$27.3

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1	Offer Letter between Augusto Rizzolo and John Bean Technologies Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2022).

10.2
Transition Agreement, dated August 15, 2022 between Carlos Fernandez and John Bean Technologies Corporation (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 18, 2022).

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
Date: October 28, 2022