Form 10-K
period 2022-12-31
John Bean Technologies CORP
filed 2023-02-23
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $3,477,994,143.
At February 16, 2023, there were 31,805,199 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to the expected impact of the COVID-19 pandemic on our business and our results of operations, our plans to mitigate the impact of the pandemic, our strategic plans, our restructuring plans and expected cost savings from those plans, our outlook and guidance, and our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:

•higher energy and other input costs adversely impacting financial condition of our customers, especially in Europe, and demand for our goods and services from our customers;
•the effects of any resurgence in the COVID-19 pandemic on our ability to operate our business and facilities, on our customers, on our workforce resulting in illness or higher labor turnover, on our supply chains due to extended delivery times and higher freight costs, and on the economy generally;
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
•changes in food consumption patterns;
•impacts of food borne illnesses and diseases to various agricultural products;
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

ITEM 1.    BUSINESS

GENERAL

We operate our business through two segments, FoodTech and AeroTech. We are a leading global technology solutions and service provider to high-value segments of the food, beverage, and aviation support industry. Through our FoodTech segment, our mission is to make better use of the world’s precious resources by providing solutions that substantially enhance our customers’ success, and in doing so design, produce and service sophisticated and critical products and systems for food and beverage companies that improve yields and boost efficiency. JBT also sells critical equipment and services to domestic and international air transportation customers through our AeroTech segment. Both segments operate globally and serve multi-national and regional markets.

We were originally incorporated as Frigoscandia, Inc. in Delaware in May 1994. Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602.

Segment sales, operating results and additional financial data and commentary are provided in the Segment Analysis section in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 19. of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

Products and services

FoodTech provides comprehensive solutions throughout the food production value chain that includes:

•Food and Beverage Solutions. Our equipment offerings include primary, secondary and further value-added processing, including chilling, mixing/grinding, injecting, blending, marinating, tumbling, flattening, forming, portioning, coating, cooking, frying, freezing, extracting, pasteurizing, sterilizing, concentrating, high pressure processing, weighing, inspecting, filling, closing, sealing, and packaging, which support a large and growing portfolio of food, beverage, and health end markets.

•Automated Guided Vehicle Systems. Our Automated Guided Vehicle Systems offerings include stand-alone, fully-integrated, and dual-mode robotic systems for material movement requirements with a wide variety of applications including automotive manufacturing, warehousing, and medical facilities.

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

We provide aftermarket products, parts, and services for our installed base of FoodTech and AeroTech equipment, including retrofits and refurbishments to accommodate the changing operational requirements of our customers. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, such as ProCare, and consulting services. As part of our aftermarket program, we offer technology for enterprise asset management and real-time operations monitoring with iOPS™. In 2022, we launched our new digital solution called OmniBlu™, a subscription-based offering including best-in-class service, parts availability, and machine optimization capabilities - all supported by a powerful digital backbone leveraging AI, machine learning, and predictive analytics.

Sales and Marketing
We sell and market our products and services predominantly through a direct sales force, supplemented with independent distributors, sales representatives, and technical service teams. Our experienced global sales force is comprised of individuals with strong technical expertise in our products and services and the industries in which they are sold.

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

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment. The installed base of our equipment is a source of recurring revenue from aftermarket products, parts, services, and lease arrangements. Recurring revenue accounted for 47% of our FoodTech total revenue and 38% of our AeroTech total revenue in 2022. The installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our customers.

Geographic Information
We have operations strategically positioned around the world to serve the existing FoodTech and AeroTech equipment base located in more than 100 countries. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.

Customers
No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

Government Contracts
AeroTech supplies equipment to the U.S. Department of Defense, municipalities, and international governments. The amount of equipment and parts supplied to these programs is dependent upon annual government appropriations and levels of defense spending. In addition, United States defense contracts are unilaterally terminable at the option of the United States government with compensation for work completed and costs incurred. Contracts with the United States government and defense contractors are subject to special laws and regulations, the noncompliance with which may result in various sanctions that could materially affect our ongoing government business.

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 702 United States and foreign issued patents and have approximately 343 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 969 registrations and pending applications in the United States and abroad. A substantial majority of these patents, trademarks and trade names are associated with the FoodTech segment. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Sources and Availability of Raw Materials
All of our business segments purchase carbon steel, stainless steel, aluminum, and/or steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs. However, the disruptions to the global economy which began in 2020 and continued throughout the years 2021 and 2022 have impeded global supply chains, resulting in longer lead times and increased raw material costs. We have taken steps to minimize the impact of these increased costs by working closely with our supply base, primarily through supply chain and strategic sourcing initiatives that include supply base consolidation, make versus buy decisions, value engineering and component standardization, and best cost country sourcing. We expect supply chain disruptions to continue into 2023, the effect of which will depend in part on our ability to successfully mitigate and offset the impact of these events.

Working Capital Practices
In order to provide, and install, custom designed equipment, companies in the food machinery industry generally generate customer deposits, or advance payments, before construction begins. For this reason, FoodTech can be less working capital intensive than many other industrial capital goods industries. AeroTech solutions do not generate a significant amount of advance payment from the air transportation industry, and therefore operations in this segment is generally more capital intensive.

Human Capital Management
We have employees located throughout the world. As of fiscal year end 2022, we have approximately 7,200 employees worldwide, with approximately 56% located in the United States. Approximately 8% of our employees in the United States are represented by three collective bargaining agreements, and less than 2% of employees in the United States are represented by agreements that will expire within two years. Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 49% of our international employees are covered by global employee representation bodies. We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Our strong employee base, along with their commitment to our uncompromising values of integrity, accountability, continuous improvement, teamwork, and customer focus, provide the foundation of our company’s success. Employee safety, and managing the risks associated with our workplace, is of paramount importance to JBT. We give employees the training and tools to manage risk. We also empower employees to stop work if they encounter an unsafe situation. JBT's Health and Safety program operates under management's belief that all injuries can be prevented, with a company objective of "Zero Incidents, Worldwide, Every Day.” Specifically, we have deployed a global Near Miss and Behavior-Based Safety Observations reporting program, under which potential unsafe conditions or behaviors are proactively reported and corrected before they cause an injury. JBT's foundational commitment to safety is demonstrated by our world-class recordable and loss-time rates below. This safety information is provided in the CEO report to the Board of Directors at every Board meeting.

JBT embraces diversity, equity, inclusion, and belonging ("DEIB"), and we believe a diverse workforce fosters innovation and cultivates an environment filled with unique perspectives. We are committed to creating an inclusive culture where employees can bring their whole selves to work and we strive to use our resources to support causes that help to create a respectful and accepting global community. As part of JBT’s commitment to DEIB, our global DEIB Council, which partners with our executive management team to develop and deploy programs, processes and communications to further our DEIB objectives. JBT has formed employee network communities (ENCs) to create a safe space for underrepresented groups to build community, share experiences, foster professional development and uphold our culture of inclusion. We are also focused on recruitment of diverse candidates as well as on internal talent development of our diverse leaders so that they can advance their careers and move into leadership positions within the company. The JBT Tom Giacomini Engineering Scholarship Program provides twelve annual individual scholarships to minority students pursuing an engineering degree that are currently members of one of three national organizations: the Society of Women Engineers (SWE), the Society of Hispanic Professional Engineers (SHPE), and the National Society of Black Engineers (NSBE).

We invest in programs and processes that develop our employees' capabilities to ensure that we have the talent we need to execute our strategic business plans. Our executive Performance Management Program ensures that all leaders have clear priorities, and that their performance relative to these priorities are linked to their total rewards package. Our global Talent Development Review process starts at a local level and ultimately rolls up to divisional leadership and the executive leadership team to identify talent development needs, mitigate talent risks and plan for succession. These talent plans are presented to the Compensation Committee of the Board of Directors each year. The result is a specific and actionable talent plan in every business that measures the health of our leadership pipeline and ensures the execution of the important priorities set for each business. Our Leader Excellence Program provides an overview of the 13 competencies that have been identified in successful JBT leaders and deploys a formal framework through which these traits can be assessed and developed more broadly in our workforce. This ensures a fair, accurate and consistent approach in the development and assessment of leaders and potential leaders.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 16, 2023, are as follows:

Name	Age	Office
Brian A. Deck	54	President and Chief Executive Officer
Matthew J. Meister	44	Executive Vice President and Chief Financial Officer
Shelley Bridarolli	52	Executive Vice President, Chief Human Resources Officer
James L. Marvin	62	Executive Vice President, General Counsel and Assistant Secretary
Kristina Paschall	48	Executive Vice President, Chief Information and Digital Officer
Jack Martin	59	Executive Vice President, Supply Chain
David C. Burdakin	67	Executive Vice President and President, AeroTech
Luiz "Augusto" Rizzolo	44	Executive Vice President and President, Diversified Food and Health
Robert Petrie	53	Executive Vice President and President, Protein
Jessi L. Corcoran	40	Vice President, Corporate Controller and Chief Accounting Officer

BRIAN A. DECK became our President and Chief Executive Officer in December 2020 after serving as the interim Chief Executive Officer from June 2020 to December 2020. Mr. Deck served as our Vice President and Chief Financial Officer from February 2014 until December 2020. Prior to joining JBT, he served as Chief Financial Officer (since May 2011) of National Material L.P., a private diversified industrial holding company. Mr. Deck served as Vice President of Finance and Treasury (November 2007 to May 2011) and as Director, Corporate Financial Planning and Analysis (August 2005 to November 2007) of Ryerson Inc., a metals distributor and processor. Prior to his service with Ryerson, Mr. Deck held various positions with General Electric Capital, Bank One (now JPMorgan Chase & Co.), and Cole Taylor Bank.

MATTHEW J. MEISTER became our Chief Financial Officer in December 2020 after serving as the interim Chief Financial Officer since October 2020. Mr. Meister joined JBT in May 2019 as Vice President and CFO for JBT Protein, with responsibility for all accounting and finance activity for the Protein Division within the FoodTech segment. He joined the Company with extensive experience in global manufacturing across various industries including automotive, medical devices, and general industrial applications, including his prior roles at IDEX Corporation, where he held several finance leadership roles within the operations, ending with the Group Vice President, Health and Science Technologies role. Prior to joining IDEX in January 2013, he held various roles of increasing responsibility within the business units and in the corporate office at Navistar International Corporation.

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

JAMES L. MARVIN became our Executive Vice President and General Counsel in May 2014, and served as Secretary from July 2008 to August 2018, subsequent to which he has served as Assistant Secretary. From July 2008 until May 2014, Mr. Marvin served as Deputy General Counsel and Secretary, acting as Division Counsel for AeroTech and managing corporate legal matters. Mr. Marvin joined FMC Technologies, Inc. in April 2003, serving as Assistant General Counsel and Assistant Secretary, acting as Division Counsel for FMC Technologies’ Airport Systems Division and managing corporate legal matters. Before joining FMC Technologies in 2003, Mr. Marvin served in the roles of Chief Corporate Counsel and Division Counsel for Corporate Finance at Heller Financial, Inc., a publicly-traded middle-market financial services business. Mr. Marvin was previously a partner with the Chicago-based law firm Katten Muchin Zavis, with a practice focused in commercial financial transactions. Mr. Marvin was a corporate securities attorney with O’Connor Cavanagh Anderson Westover Killingsworth & Beshears in Phoenix, Arizona.

KRISTINA PASCHALL became our Executive Vice President, Chief Information and Digital Officer in October 2020. She was appointed Vice President and Chief Information Officer of JBT Corporation in September 2017. Prior to joining JBT Corporation, Ms. Paschall was the Chief Information Officer of Ferrara Candy Company (2013 – 2017). Before joining Ferrara, she held progressive senior IT leadership roles at Ingredion and GATX, having spent the previous part of her career in management roles at consulting organizations.

JACK MARTIN became the Executive Vice President, Supply Chain in April 2022. Prior to joining JBT, Mr. Martin was employed by Marmon Holdings as Vice President, Supply Chain from August 2019 to April 2022. Before joining Marmon Holdings, he provided full time supply chain consulting services to Standex International and International Equipment Solutions in 2018 and 2019. Mr. Martin served in several group leadership roles with Dover Corporation from 2008 to 2017 with his last role being Vice President, Global Sourcing. Mr. Martin started and advanced his career in progressive purchasing and supply chain roles for companies like John Crane International, SKF / Chicago Rawhide, and Thermo Fisher Scientific.

DAVID C. BURDAKIN became the Executive Vice President and President, AeroTech in May 2014. Previously, Mr. Burdakin was Vice President and Division Manager-AeroTech beginning in January 2014. Prior to joining JBT, he worked as an independent consultant and as Non-Executive Chairman of Mayline Corporation, a private equity owned industrial company (2012 – 2013). Prior to Mayline, he served as President and Chief Executive Officer (2007 – 2012) of Paladin Brands, a leading independent manufacturer of attachment tools for construction equipment including mobile aviation support equipment. Prior to that, Mr. Burdakin progressed through various leadership roles at HNI Corporation (1993 – 2007), including seven years as President of The HON Company, HNI's largest operating company. Prior to joining HNI, he held various positions at Illinois Tool Works Inc. and Bendix Industrial Group.

LUIZ “AUGUSTO” RIZZOLO became the Executive Vice President and President, Diversified Food and Health in October 2022. Previously, Mr. Rizzolo served as a President, Protein North America (since 2020) and as the Vice President, General Manager of Protein North America Customer Care (2019 – 2020). Prior to joining JBT, Mr. Rizzolo was the Group President, Specialty Retail Business at Marmon Holdings, Inc. (2018 – 2019). Prior to that, he worked at Illinois Tool Works (2014 – 2018) as VP/GM at various times of each of the Global Weight & Wrap Division and the North America Service Division, and at Whirlpool Corporation (2003 – 2014) in positions of increasing responsibility.

ROBERT PETRIE was appointed as our Executive Vice President and President, Protein in September 2021. Mr. Petrie previously led JBT's Protein EMEA (Europe, Middle East, and Africa) business, with additional responsibility for JBT's Protein business in Asia. Mr. Petrie joined the Company in 2009 when Double D Food Engineering Ltd, where he was Managing Director and a shareholder, was acquired by JBT. During his tenure at JBT, Mr. Petrie has progressed through several general management and commercial leadership roles with increasingly complex responsibilities.Before joining Double D, Mr. Petrie held various engineering, quality, and operational positions at NCR Corporation.

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

•supply chain delays and interruptions;

•effects of tight labor market on our labor costs resulting from higher labor turnover, shortage of skilled labor, and higher labor absenteeism, also in part due to effects of the COVID-19 pandemic;

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

We manufacture our products at facilities in the United States, Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, Netherlands and Germany. An interruption in production or service capabilities at any of our facilities as a result of equipment failure or any other reasons could result in our inability to manufacture our products. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to cancellations.

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

We purchase raw materials, component parts, sub assemblies, and/or finished good assemblies for use in manufacturing, installation, service and/or distribution of our products to customers. Logistics availability and other external factors impacting our inbound and outbound transportation, raw material supply, component parts, sub assemblies, and/or finished goods we procure could result in manufacturing, installation and/or outbound transportation delays, inefficiencies, or our inability to distribute products if we cannot timely and efficiently manufacture them. In addition, our gross margins could be adversely impacted if raw materials, component parts, sub assemblies, finished goods, installation services and/or logistics provider's higher costs cannot be offset with timely pricing increases to customers.

The disruptions to the global economy, which began in 2020 and continued throughout the years 2021 and 2022 have impeded global supply chains, resulting in longer lead times and increased raw material costs. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers. Despite the actions we have taken to minimize the impacts of supply chain disruptions, there can be no assurances that unforeseen future events in the global supply chain and inflationary pressures will not have a material adverse effect on our business, financial condition and results of operations.

An increase in energy or raw material prices may reduce the profitability of our customers, which ultimately could negatively affect our business, financial condition, results of operations, and cash flows.

Energy prices are volatile globally, but are especially high in Europe, as a result of the war in the Ukraine. High energy prices have a negative trickledown effect on our customers’ business operations by reducing their profitability because of increased operating costs. Our customers require large amounts of energy to run their businesses, particularly in the air transportation industry. Higher energy prices can reduce passenger and cargo air carrier profitability as a result of increased jet and ground support equipment fuel prices. Higher energy prices also increase food processors’ operating costs through increased energy and utility costs to run their plants, higher priced chemical and petroleum based raw materials used in food processing, and higher fuel costs to run their logistics and service fleet vehicles.

Food processors are also affected by the cost and availability of raw materials such as feed grains, livestock, produce, and dairy products. Increases in the cost and limitations in the availability of such raw materials can negatively affect the profitability of food processors’ operations.

Any reduction in our customers’ profitability due to higher energy or raw material costs or otherwise may reduce their future expenditures for the food processing equipment or airport equipment that we provide. This reduction may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Changes in food consumption patterns due to dietary trends or economic conditions may adversely affect our business, financial condition, results of operations, and cash flows.

Dietary trends can create demand for protein food products but negatively impact demand for high-carbohydrate foods, or create demand for easy to prepare, transportable meals but negatively impact traditional canned food products. Because different food types and food packaging can quickly go in and out of style as a function of dietary, health, convenience, or sustainability trends, food processors can be challenged in accurately forecasting their needed manufacturing capacity and the related investment in equipment and services. Rising food and other input costs, and recessionary fears may negatively impact our customer's ability to forecast consumer demand for protein products or processed food products and as a result negatively impact our customer's demand for our goods and services. A demand shift away from protein products or processed foods could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

In the event a natural disaster negatively affects growers or farm production, the food processing industry may not have the fresh food raw materials necessary to meet consumer demand. Crops or entire groves or fields can be severely damaged by a drought, flood, freeze, or hurricane, wildfires or adverse weather conditions, including the effects of climate change. An extended drought or freeze or a high category hurricane could permanently damage or destroy a tree crop area. If orchards have to be replanted, trees may not produce viable product for several years. Since our recurring revenue is dependent on growers’ and farmers’ ability to provide high quality crops to certain of our customers, our business, financial condition, results of operations, and cash flows could be materially adversely impacted in the event of a freeze, hurricane, drought, or other natural disaster.

Our failure to comply with the laws and regulations governing our U.S. government contracts or the loss of production funding of any of our U.S. government contracts could harm our business.

The U.S. government represented approximately 1% of our 2022 revenue, directly or through subcontracts. Our AeroTech business contracts with the U.S. government and subcontracts with defense contractors conducting business with the U.S. government. As a result, we are subject to various laws and regulations that apply to companies doing business with the U.S. government.

The laws governing U.S. government contracts differ in several respects from the laws governing private company contracts. Government contracts are highly regulated to curb misappropriation of funds and to ensure uniform policies and practices across various governmental agencies. Funding for such contracts is tied to national defense budgets and procurement programs that are annually negotiated and require approvals by the U.S. Department of Defense, the Executive Branch, and the Congress. For example, if there were any shifts in spending priorities or if funding for the defense aircraft programs were reduced or canceled as a result of the sequestration, policy changes, or for other reasons, the resulting loss of revenue could have an adverse impact on our AeroTech business. Many U.S. government contracts contain pricing terms and conditions that are not applicable to private contracts. In particular, U.S. defense contracts are unilaterally terminable at the option of the U.S. government with compensation only for work completed and costs incurred to date. In addition, any deliverable delays under such contracts as a result of our non-performance could also have a negative impact on these contracts.

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

Many multi-national companies, including our customers and prospective customers, have undertaken supply chain integration initiatives to provide a sustainable competitive advantage against their competitors. Under continued price pressure from consumers, wholesalers and retailers, our manufacturer customers are focused on controlling and reducing cost, enhancing their sourcing processes, and improving their profitability.

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

We operate manufacturing facilities in many countries other than the United States, the largest of which are located in Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands and Germany. Our international sales accounted for 36% of our 2022 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

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
The U.S. government imposes the import duties or other restrictions on products or raw materials sourced from countries that it perceives as engaging in unfair trade practices. For instance, since 2018, the U.S. government has imposed tariffs on steel and aluminum imports and on specified imports from China. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. We import raw materials from or manufacture our products in China and other such countries subject to these tariffs. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.
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

Increasing attention to climate change, increasing societal expectations on companies to address climate change and changes in consumer preferences may result in increased costs, reduced demand for our products and the products of our customers, reduced profits, risks associated with new regulatory requirements, risks to our reputation and the potential for increased litigation and governmental investigations. Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to increased transparency and standardization of reporting related to factors that may be contributing to climate change, regulating GHG emissions, and energy policies. If such legislation or regulations are enacted, we could incur increased energy, environmental and other costs and we may need to make capital expenditures to comply with these legislative and regulatory requirements. Failure to comply with these regulations could result in monetary penalties and could adversely affect our business, financial condition, results of operations and cash flows. We could also face increased costs related to defending and resolving legal claims related to climate change and the alleged impact of our operations on climate change.

Further, customer, investor, and employee expectations relating to environmental, social and governance (ESG) have been rapidly evolving. Enhanced stakeholder focus on ESG issues related to our industry requires continuous monitoring of various and evolving standards and expectations and the associated reporting requirements. A failure to adequately meet stakeholder expectations may result in the loss of business, diluted market valuation, and an inability to attract and retain customers and employees.

From time to time, in alignment with our sustainability priorities, we may establish and publicly announce climate-related goals. If we fail to achieve or improperly report on our progress toward achieving our sustainability goals and commitments, the resulting negative publicity could adversely affect our reputation and our access to capital.

Environmental protection initiatives may negatively impact the profitability of our business.
Future environmental regulatory developments in the United States and abroad concerning environmental issues, such as climate change, could adversely affect our operations and increase operating costs and, through their impact on our customers, reduce demand for our products and services. Actions may be taken in the future by the U.S. government, state governments within the United States, foreign governments, or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases. Pressures to reduce the footprint of carbon emissions impact the air transportation and manufacturing sectors. Airports, airlines, and air cargo providers are continually looking for new ways to become more energy efficient and reduce pollutants. Manufacturing plants are seeking means to reduce their heat-trapping emissions and minimize their energy and water usage. The precise nature of any such future environmental regulatory requirements and their applicability to us and our customers are difficult to predict, but the impact to us and the industries that we serve would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, a requirement to purchase carbon credits, and increased cost related to emission controls, energy use reduction, and to develop alternative technologies with lower emissions.

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

We are subject to income taxes in the United States and various foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the geographic mix of earnings. Additionally, changes in tax laws where we have significant operations, including rate changes or corporate tax provisions that disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could materially affect our effective tax rate and our deferred tax assets and liabilities. We continue to monitor countries’ progress toward enactment of the Organization of Economic Cooperation and Development’s model rules on a global minimum tax. During December 2022, the European Union reached agreement on the introduction of a minimum tax directive requiring each member state to enact local legislation, we will continue to evaluate it as additional guidance and clarification becomes available.

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

•risks in retaining the existing customers and contracts of the acquired business or assets; and.

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

We face risks associated with implementing strategic alternatives for AeroTech.

As previously announced in the first quarter of 2022, we are considering a full range of strategic alternatives for AeroTech and expect to complete our strategic assessment in the first half of 2023. We may face difficulty in implementing this business strategy, including our ability to identify or develop any strategic alternatives or execute on material aspects of such strategic alternatives and meet this anticipated timing. Additionally, difficulty in debt and capital markets to raise capital may adversely impact our ability to execute on this business strategy. As a result, we may not be able to achieve the potential benefits of such strategic alternatives.

We have invested substantial resources in certain markets and strategic initiatives where we expect growth, and our business may suffer if we are unable to achieve the growth we expect.
As part of our strategy to grow, we are expanding our operations in certain emerging or developing markets, and accordingly have made and expect to continue to make investments to support anticipated growth in those regions. We have also increased our investments in our digital solution, OmniBluTM, to support potential growth in parts and service revenue as well as the new revenue source of digital software subscriptions. We may fail to realize expected rates of return on our existing investments or incur losses on such investments, and we may be unable to redeploy capital to take advantage of other markets, business lines or other potential areas of growth. Our results will also suffer if these developing markets, business lines or capabilities do not grow as quickly as we anticipate.

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
Our equipment, systems and services create potential exposure for us for personal injury, wrongful death, product liability, commercial claims, product recalls, business interuption, production loss, property damage, pollution, and other environmental damages. In the event that a customer who purchases our equipment becomes subject to claims relating to food borne illnesses or other food safety or quality issues relating to food processed through the use of our equipment, we could be exposed to significant claims from our customers. Although we have obtained business and related risk insurance, we cannot assure you that our insurance will be adequate to cover all potential liabilities. Further, we cannot assure you that insurance will generally be available in the future or, if available, that premiums to obtain such insurance will be commercially reasonable. If we incur substantial liability and damages arising from such liability are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

In 2022, we launched a new subscription-based digital solution called OmniBlu™, which will be a complex, evolving, and long-term initiative that will involve collaboration with our food-processing customers. However, OmniBlu™ may not develop in accordance with our timelines, which could result in the competitive market outpacing our development. There is some uncertainty in the pace and depth of market acceptance of digital solutions in this industry. Our efforts in development and deployment of OmniBlu™ may also divert resources and management attention from other areas of our business. We expect to continue making significant investments to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business.

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

The industries in which we participate are constantly undergoing development and change, and it is likely that new products, equipment, and service methods will be introduced in the future. We may need to make significant expenditures to purchase new equipment, develop digital solutions, and to train our employees to keep pace with any new technological developments and market. These expenditures could adversely affect our results of operations and financial condition.

If we are unable to develop, preserve, and protect our intellectual property assets, our business, financial condition, results of operations, and cash flows may be negatively affected.

We strive to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark, and trade secret laws, as well as through technological safeguards and operating policies and procedures. It may be costly and time consuming to protect our intellectual property, and the steps we have taken to do so in the U.S. and foreign countries may not be adequate. To the extent we are not successful, our business, financial condition, results of operations, and cash flows could be materially adversely impacted. We may be unable to prevent third parties from using our technology without our authorization, or from independently developing technology that is similar to ours, particularly in those countries where the laws do not protect our proprietary rights as fully as in others. With respect to our pending patent applications, we may not be successful in securing patents for these claims, and our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products.

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

In connection with the pricing of our Convertible Senior Notes due 2026 (the "Notes"), we entered into convertible note hedge transactions (the "Hedge Transactions") with the option counterparties. We also entered into warrant transactions with the option counterparties. The Hedge Transactions are expected generally to reduce the potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.

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

At our election, we may settle the Notes tendered for conversion entirely or partly in shares of our common stock. Furthermore, the warrants evidenced by the warrant transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock and, in turn, the price of the Notes. In addition, the existence of the Notes may encourage short selling by market participants because the conversion of the Notes could depress the price of our common stock.

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

Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates on our variable rate debt.A significant increase in interest rates would significantly increase our cost of borrowings, and may reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity, and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated other comprehensive income. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Estimates – Defined Benefit Pension and Other Post-retirement Plans and Note 9. Pension and Post-Retirement and Other Benefit Plans of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

As a result of our acquisition activity, our goodwill and intangible assets have increased significantly in recent years and we may in the future incur impairments to goodwill or intangible assets.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. Our balance sheet includes a significant amount of goodwill and other intangible assets, which represents approximately 48% of our total assets as of December 31, 2022. In accordance with Accounting Standards Codification 350 Intangibles-Goodwill and Other, our goodwill and other intangibles are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. If our estimates or the underlying assumptions change in the future, we may be required to record impairment charges. Any such charge could have a material adverse effect on our reported net income.

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

On December 1, 2021, the Board authorized a share repurchase program for up to $30 million of common stock beginning on January 1, 2022 and continuing through December 31, 2024. We intend to fund repurchases through cash flows generated by our operations. The amount and timing of share repurchases are based on a variety of factors. Important factors that could cause us to limit, suspend or delay our stock repurchases include unfavorable market conditions, the trading price of our common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates, and the availability of U.S. cash. Repurchases of our shares will reduce the number of outstanding shares of our common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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

Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, will depend on our financial and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the Notes. We may not be able to take any of these actions, these actions may not be successful and permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due. Our current and future indebtedness could have negative consequences for our business, results of operations and financial condition by, among other things:

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

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	FoodTech	271,000	Owned
Ogden, Utah	AeroTech	240,000	Owned/Leased
Orlando, Florida	AeroTech	239,000	Owned
Lakeland, Florida	FoodTech	200,000	Owned
Sandusky, Ohio	FoodTech	140,000	Owned
Apex, North Carolina	FoodTech	134,200	Owned/Leased
Columbus, Ohio	FoodTech	115,000	Leased
Kingston, New York	FoodTech	98,000	Owned
Warrenton, Oregon	AeroTech	94,000	Leased
Stratford, Wisconsin	FoodTech	93,000	Owned
Eastlake, Ohio	FoodTech	88,000	Leased
Middletown, Ohio	FoodTech	74,000	Leased
Chalfont, Pennsylvania	FoodTech	67,000	Leased
Russellville, Arkansas	FoodTech	65,000	Owned
Riverside, California	FoodTech	50,000	Leased

International:
Sint Niklaas, Belgium	FoodTech	289,000	Owned
Helsingborg, Sweden	FoodTech	227,000	Owned/Leased
Werther, Germany	FoodTech	164,000	Owned
Araraquara, Brazil	FoodTech	128,000	Owned
Adlington, England	FoodTech	97,000	Owned
Amsterdam, The Netherlands	FoodTech	96,000	Leased
Livingston, Scotland	FoodTech	87,000	Owned
Parma, Italy	FoodTech	62,000	Owned
Navarra, Spain	FoodTech	58,500	Owned
Bridgend, Wales	AeroTech	58,000	Owned
Glinde, Germany	FoodTech	55,000	Leased

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 16, 2023, there were 1,226 holders of record of our common stock.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2017 in: (i) the Company's common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the S&P 1500 Industrial Machinery index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

Issuer purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2022 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2022 through October 31, 2022	—	$—	—	$27.3
November 1, 2022 through November 30, 2022	53,543	90.87	53,543	22.4
December 1, 2022 through December 31, 2022	1,523	88.95	1,523	22.3
	55,066	$90.87	55,066	$22.3

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

ITEM 6.    [RESERVED]

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

•Digital Transformation. We are investing to evolve our iOPS® platform into a new digital solution called OmniBlu™, a customer-centric platform that delivers improved access to parts and service, advanced functionality, and measurable results for customers, while also expanding JBT's recurring revenue from aftermarket parts and services.

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

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious resources; and giving back to the communities where we live and work. Our FoodTech equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. Our AeroTech equipment business offers a variety of power options, including electrically powered ground support equipment, that help customers meet their environmental objectives. While the majority of our impact lies within the solutions offered to our customers, our commitment to environmental responsibility extends to our own operations. We strive for our own facilities to operate efficiently and safely, much like the solutions we provide to our customers. We recognize the responsibility we have to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization designed to ensure more diversity in our leadership and hiring practices.

We evaluate our operating results considering key performance indicators including segment operating profit, segment operating profit margin, segment EBITDA (adjusted when appropriate) and segment EBITDA margins.

Business Conditions and Outlook

In terms of top–line growth, the commercial environment in 2022 was characterized by strong demand for our goods and services, particularly in North America. Higher demand in FoodTech is driven primarily by our customer's needs for greater capacity, labor savings, yield, food safety and sustainability. On the AeroTech side, we continued to experience a strong recovery in our served markets. Looking ahead, we anticipate continued revenue growth in 2023 due to sustained momentum in overall customer demand for our products and services, a strong backlog entering into 2023 and a mix of recurring revenue streams consistent with prior years.

Despite significant growth in our revenues, our operating margins declined due to the challenges associated with supply chain disruptions, high inflation, and labor availability affecting both FoodTech and AeroTech. While our JBT operating system enables us to plan and optimize production efficiency, continued supply chain disruptions and labor shortages has often resulted in the stop and start of production based on availability of critical parts and components. However, we expect an improvement in our supply chain performance and for inflation to moderate as we continue to take action to address these challenges. These include making productivity improvements in our production plants, expanding our supplier network, and implementing price increases which have generally been successful in offsetting some, but not all, of the impact of these challenges.

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

Results of Continuing Operations

A discussion of our results of operations for 2022 compared to 2021 is set forth below. For a discussion of our results of operations, including our segment results of operations, for 2021 compared to 2020, refer to the discussion under the sub-caption "2021 Compared With 2020" in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10–K for the fiscal year ended December 31, 2021, which discussion is incorporated by reference herein.

CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2022	2021	Change	Change %
Revenue	$2,166.0	$1,868.3	$297.7	15.9%
Cost of sales	1,548.7	1,301.5	(247.2)	(19.0)%
Gross profit	617.3	566.8	50.5	8.9%
Gross Profit %	28.5%	30.3%	-180 bps
Selling, general and administrative expense	441.9	401.1	(40.8)	(10.2)%
Restructuring expense	7.0	5.6	(1.4)	(25.0)%
Operating income	168.4	160.1	8.3	5.2%
Operating income %	7.8%	8.6%	-80 bps
Pension (income) expense, other than service cost	—	(1.3)	(1.3)	100.0%
Interest expense, net	14.2	8.7	(5.5)	(63.2)%
Net income before income taxes	154.2	152.7	1.5	1.0%
Income tax provision	23.5	34.3	10.8	31.5%
Net income	$130.7	$118.4	$12.3	10.4%

2022 Compared With 2021

Total revenue in 2022 increased $297.7 million or 15.9% compared to 2021. Organic revenue grew $282.0 million in the period, acquisitions provided additional revenue of $93.5 million, and foreign currency translation was unfavorable by $77.8 million in the period compared to the prior year. Growth from organic revenue was the result of increases in both recurring and non-recurring revenues.

Operating income margin was 7.8% in 2022 compared to 8.6% in 2021, a decrease of 80 bps, and was caused by the following items:

•Gross profit margin decreased 180 bps to 28.5% compared to 30.3% in 2021. This decrease was in part due to ongoing supply chain disruptions and resulting inefficiencies driving increases in material, logistics and labor costs. Additionally, gross profit margin declined due to more growth in lower-margin AeroTech revenue compared to FoodTech revenue, as well as a higher mix in both segments of lower-margin non-recurring revenue compared to recurring revenue.
•Selling, general and administrative expense increased $40.8 million from prior year driven by higher costs attributable to recently acquired businesses as well as costs related to the implementation of OmniBluTM. It improved, however, as a percentage of total revenue by 110 bps to 20.4% compared to 21.5% in the same period last year.
•Currency translation decreased operating income by $9.6 million.

Increase in net interest expense was primarily due to higher interest rates as well as a higher average debt balance to fund the acquisitions in the third quarter of 2022.

Income tax expense for 2022 reflected an effective income tax rate of 15.3% compared to 22.4% in 2021, primarily driven by beneficial discrete items.

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the FoodTech and AeroTech segments. The Company completed the 2020 restructuring plan as of June 30, 2022. The total cost in connection with the 2020 restructuring plan was $11.0 million for FoodTech and $6.0 million for AeroTech.

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall FoodTech cost structure on a global basis. The initiatives under this plan will include streamlining operations and our general and administrative infrastructure. As of December 31, 2022, the cost of this plan is $5.4 million and we estimate the total cost of full implementation will be in the range of $8.0 million to $10.0 million expected to be recognized by the end of 2023. Cumulative savings associated with this plan is in the range of $9.0 million to $12.0 million with a range of $5.0 million to $6.0 million expected to be realized in 2023 and the remainder in 2024.

The following table details the cumulative amount of annualized and incremental savings for the 2020 restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2021	During the year ended December 31, 2022	As of December 31, 2022
Cost of sales	$5.0	$1.4	$6.4
Selling, general and administrative	1.9	0.8	2.7
Total restructuring savings	$6.9	$2.2	$9.1

For the 2020 restructuring plan, incremental cost savings has been completed as of June 30, 2022.

For additional financial information about restructuring, refer to Note 20. Restructuring of the Notes to Consolidated Financial Statements.

OPERATING RESULTS OF BUSINESS SEGMENTS

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2022	2021	Change	Change %
Revenue
FoodTech	$1,590.6	$1,400.4	$190.2	13.6%
AeroTech	575.7	467.5	108.2	23.1%
Other revenue and intercompany eliminations	(0.3)	0.4	(0.7)	(175.0)%
Total revenue	$2,166.0	$1,868.3	$297.7	15.9%
Income before income taxes
Segment operating profit(1)(2):
FoodTech	$211.5	$187.0	$24.5	13.1%
FoodTech segment operating profit %	13.3%	13.4%	-10 bps
AeroTech	43.5	32.6	10.9	33.4%
AeroTech segment operating profit %	7.6%	7.0%	60 bps
Total segment operating profit	255.0	219.6	35.4	16.1%
Total segment operating profit %	11.8%	11.8%	0 bps
Corporate items:
Corporate expense	79.6	53.9	(25.7)	(47.7)%
Restructuring expense	7.0	5.6	(1.4)	(25.0)%
Operating income	168.4	160.1	8.3	5.2%
Operating income %	7.8%	8.6%	-80 bps

Pension (income) expense, other than service cost	—	(1.3)	(1.3)	100.0%
Interest expense, net	14.2	8.7	(5.5)	(63.2)%
Net income before income taxes	154.2	152.7	1.5	1.0%
Income tax provision	23.5	34.3	10.8	31.5%
Net income	$130.7	$118.4	$12.3	10.4%

(1)Refer to Note 19. Business Segments of the Notes to Consolidated Financial Statements.

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

FoodTech

2022 Compared With 2021

FoodTech revenue increased by $190.2 million or 13.6% for the year ended December 31, 2022 compared to 2021. Organic revenue grew $171.8 million in the period, revenue from acquisitions grew $93.5 million. Foreign currency translation was unfavorable by $75.0 million in the period. Non-recurring revenue represented 54% of the organic revenue growth, with $92.2 million of additional revenue in the year compared to 2021. Recurring revenue drove the remaining increase in organic revenue of $79.6 million.

FoodTech operating profit increased $24.5 million, net of an unfavorable foreign currency translation of $9.7 million during the period, or 13.1%, for the year ended December 31, 2022 compared to 2021. Operating profit margin declined 10 bps primarily due to a decline in gross profit margin partially offset by an improved selling general and administrative expense as a percent of revenue compared to 2021. Gross profit margins declined ~110 bps primarily due to the continued supply chain disruptions and pressures resulting in inefficiencies that drove ongoing increases in material, freight, and labor costs as well as due to a higher mix of organic revenue growth from lower-margin non-recurring revenue compared to recurring revenue. Selling, general and administrative expense increased $22.3 million from prior year, including $15.9 million from acquired companies, but as a percent of revenue improved 115 bps to 20.1%.

AeroTech

2022 Compared With 2021

AeroTech's revenue increased $108.2 million or 23.1% compared to 2021. This increase is comprised of a $74.0 million increase from our mobile equipment business, a $15.1 million increase in our fixed equipment business and a $22.0 million increase in our service business. Foreign currency translation was unfavorable by $2.9 million. The increase in our mobile equipment business was driven by higher equipment sales to cargo and other customers and higher aftermarket sales primarily as a result of the continued industry recovery from COVID-19. The increase in our fixed equipment business was primarily due to higher demand for passenger boarding bridges and related equipment from domestic customers. The increase in service revenue was a result of an increase in service hours on our maintenance contracts and project related revenues as activity at US airports continued to increase as a result of the elimination of customer-imposed service hour reductions relating to COVID-19 compared to the prior year.

AeroTech’s operating profit increased $10.9 million or 33.4% compared to 2021. AeroTech’s operating profit margin was 7.6% compared to 7.0% in the prior year, reflecting an increase of 60 bps. Gross profit margins decreased 140 bps driven by higher material, labor and freight costs. Selling, general and administrative expenses in 2022 were $0.8 million above 2021 which is an increase of 1.5%, but 200 bps below the prior year as a percent of sales. Currency translation had an immaterial impact.

Corporate Expense

2022 Compared With 2021

Corporate expense increased by $25.7 million compared to 2021. The increase was driven primarily by costs related to the development of OmniBluTM, additional LIFO expense resulting from the inflationary environment, and higher incentive compensation expense.

Use of Non-GAAP Financial Measures

We present certain financial information on a constant currency basis in this annual report on Form 10-K to provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation excludes the impact of fluctuations in foreign currency exchange rates. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the years ended December 31,

(In millions)	2022	2021
FoodTech	$1,587.4	$1,620.1
AeroTech	595.0	552.9
Other	0.1	0.4
Total inbound orders	$2,182.5	$2,173.4

Inbound orders for our FoodTech segment decreased $32.7 million for the year ended December 31, 2022 compared to 2021, which includes an unfavorable foreign currency translation impact of $71.4 million in the period resulting in an increase of $38.7 million on a constant currency basis.

Inbound orders for our AeroTech segment increased by $42.1 million for the year ended December 31, 2022 compared to 2021, which includes an unfavorable foreign currency translation impact of $3.3 million in the period resulting in an increase of $45.4 million on a constant currency basis.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders as of December 31,

(In millions)	2022	2021
FoodTech	$664.4	$635.0
AeroTech	390.5	371.7
Total order backlog	$1,054.9	$1,006.7

Order backlog in our FoodTech segment at December 31, 2022 increased by $29.4 million compared to December 31, 2021. We expect to convert 84% of FoodTech backlog at December 31, 2022 into revenue during 2023.

Order backlog in our AeroTech segment at December 31, 2022 increased by $18.8 million compared to December 31, 2021. We expect to convert 84% of the AeroTech backlog at December 31, 2022 into revenue during 2023.

Seasonality

We experience seasonality in our operating results. Historically, our revenue and operating income have been lower in the first quarter and highest in the fourth quarter, primarily as a result of our customers' purchasing trends.
Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, borrowings from our revolving credit facility, and proceeds from the issuance of the convertible notes on May 28, 2021.

As of December 31, 2022, we had $73.1 million of cash and cash equivalents, $52.5 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
For the year ended December 31, 2022, we had total operating cash flow of $142.3 million. Our liquidity as of December 31, 2022, or cash plus borrowing ability under our revolving credit facilities was $526.3 million.
The cash flows generated by our operations and borrowings are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, and other financing arrangements.

Based on our current capital allocation objectives, during 2023 we anticipate capital expenditures to be between $60 million and $70 million, which includes about $12 million to $14 million of capitalized investment in our digital platform OmniBluTM. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. We believe JBT's strong balance sheet, operating cash flows, and access to capital as of December 31, 2022, positions us to successfully navigate through the current challenging economic conditions as we continue to invest in growth strategies including our acquisition program and new product development.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures in the U.S. over five years. The Company experienced approximately a $25 million decrease in cash from operations in 2022 as a result and will experience approximately a $20 million decrease in cash from operations in 2023 The impact will continue over the five-year amortization period but decrease each year.

Contractual Obligations and Cash Requirements

The following is a summary of our significant contractual and other obligations at December 31, 2022:

(In millions)	Total Payments	Current	Long-Term
Long-term debt (a)	$977.3	$—	$977.3
Interest payments on long-term debt (b)	107.7	27.4	80.3
Operating leases (c)	48.0	12.8	35.2
Pension and other postretirement benefits (d)	197.2	18.1	179.1
Total contractual and other obligations	$1,330.2	$58.3	$1,271.9

(a)A summary of our long-term debt obligations as of December 31, 2022 can be found in Note 7, “Debt”, of the Notes to the Consolidated Financial Statements.

(b)Interest payments were determined using the weighted average rates for all debt outstanding as of December 31, 2022.

(c)A summary of our operating lease obligations as of December 31, 2022 can be found in Note 18, “Leases”, of the Notes to the Consolidated Financial Statements.

(d)This amount reflects planned contributions in 2023 to our pension plans. Required contributions for future years depend on factors that cannot be determined at this time.

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

The following is a summary of other off-balance sheet arrangements at December 31, 2022:

(In millions)	Total Amount	Current	Long-Term
Letters of credit and bank guarantees	$33.7	$31.3	$2.4
Surety bonds	103.1	18.0	85.1
Total other off-balance sheet arrangements	$136.8	$49.3	$87.5

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

Cash Flows

Cash flows for each of the years ended December 31, 2022 and 2021 were as follows:

(In millions)	2022	2021
Cash provided by operating activities	$142.3	$225.7
Cash required by investing activities	(416.1)	(272.9)
Cash provided by financing activities	270.6	80.8
Effect of foreign exchange rate changes on cash and cash equivalents	(2.5)	(2.3)
(Decrease) increase in cash and cash equivalents	$(5.7)	$31.3

2022 Compared with 2021

Cash provided by continuing operating activities in 2022 was $142.3 million, representing a $83.4 million decrease compared to 2021.
A lower operating cash flow in 2022 was primarily driven by a higher investment in inventory and an increase in outstanding trade receivables, partially offset by an increase in accounts payable. A higher operating cash flow in 2021 was primarily driven by an increase in customer advance payments and in accounts payable, partially offset by a higher investment in inventory and an increase in outstanding trade receivables.

Cash required by investing activities during 2022 was $416.1 million, representing a $143.2 million increase compared to 2021, primarily due to increased acquisition and capital expenditure spending year over year.

Cash provided by financing activities of $270.6 million in 2022 represents an increase of $189.8 million compared to same period in 2021. This increase is primarily driven by higher borrowings to fund acquisitions in the current year, partially offset by prior year activity that did not recur in the current year. Specifically the cash provided by financing activities of $80.8 million in 2021 was primarily due to proceeds from the issuance of the convertible notes, bond hedge and warrant transactions, partially offset by paying down borrowings under our revolving credit facility and payment of acquisition date earn-out liability.

Financing Arrangements

As of December 31, 2022 we had $584.6 million drawn on and $709.0 million of availability under the revolving credit facility. Our ability to use this availability is limited by the restrictive covenants described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of December 31, 2022, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

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

For additional information about our credit agreement, Notes, convertible note hedge and warrant transactions, refer to Note 7. Debt of the Notes to Consolidated Financial Statements.

As of December 31, 2022, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

As a result, as of December 31, 2022, a significant portion of our total outstanding debt of $987.1 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and a portion of the revolving credit facility subject to an average fixed rate of 0.82%. Approximately $334.6 million, or 34%, remained subject to floating, or market rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

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

Sensitivities related to the acquisition of Bevcorp, LLC ("Bevcorp")
The valuation of Bevcorp's intangible assets were based in part on the key assumptions of customer attrition rate and discount rate for customer relationship intangible assets, and royalty rate for patents and acquired technology intangible assets. The customer attrition rate was selected based on historical experience and information obtained from Bevcorp's management. An increase or decrease of 100 basis points in the customer attrition rate would result in a decrease of $12 million or an increase of $13 million, respectively, in the value of Bevcorp's customer relationship intangible assets. Additionally, an increase or decrease in the discount rate of 50 basis points would result in a decrease of $5 million or an increase of $6 million, respectively, in the value of Bevcorp's customer relationship intangible assets. The royalty rate used in the valuation of Bevcorp's trade name, patents and acquired technology intangible asset was based on a detailed analysis considering the importance of the trade name and technology to the overall enterprise and market royalty data. An increase or decrease of 50 basis points in the royalty rate would result in an increase or decrease of $5.6 million in the valuation of these assets.

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

Our accrued pension liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 87% of all pension plan obligations, was 5.18% in 2022, 2.90% in 2021 and 2.57% in 2020. A decrease of 50 basis points in the discount rate used in our calculation would increase our projected benefit obligation by $11.9 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 94% of all pension plan assets, was 5.50% for

2022, 5.75% for 2021 and 5.0% for 2020. For 2023, the rate is expected to be 6.25%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by $1.4 million (pre-tax).

See Note 9. Pension and Post-Retirement and Other Benefit Plans of the notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion of our assumptions and the amounts reported in the Consolidated Financial Statements.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2022 and 2021, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business.

Foreign Currency Exchange Rate Risk

During 2022, our foreign subsidiaries generated 36% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by $5.1 million (pre-tax) as of December 31, 2022. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

In July 2018, we entered into a series of cross-currency swaps with an aggregate notional of $116.4 million (€100 million) to hedge the currency exchange component of net investments in certain foreign subsidiaries. The aggregate fair value of these swaps was an asset position of $9.9 million at December 31, 2022. We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates underlying these swaps. A hypothetical 10% adverse movement in the currency exchange rates underlying these swaps from the market rate at December 31, 2022 would have resulted in a loss in value of the swaps by $10.7 million.

Market Risk and Interest Rate Risk
Our borrowings from the revolving credit facility subject us to market risk associated with movements in interest rates. We had $334.6 million in variable rate debt outstanding at December 31, 2022. A hypothetical 10% adverse movement in the interest rate will increase our annual interest expense by $1.7 million.

As of December 31, 2022, we had four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $2.5 million in the net fair value of our interest rate swaps for $250 million of notional value expiring in 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John Bean Technologies Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the two years in the period ended December 31, 2022 listed in the index appearing under Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Alco-food-machines GmbH & Co. KG ("Alco") and Bevcorp, LLC ("Bevcorp") from its assessment of internal control over financial reporting as of December 31, 2022, because they were acquired by the Company in purchase business combinations during 2022. We have also excluded Alco and Bevcorp from our audit of internal control over financial reporting. Alco and Bevcorp are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 5.3% and 2.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Revenue Recognition - Product Revenue Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, the Company recognized $740.7 million of product revenue for the year ended December 31, 2022, for over time projects using the “cost-to-cost” input method. Revenue is recognized over time for refurbishments of customer-owned equipment and for highly customized equipment for which the Company has a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. As disclosed by management, the "cost-to-cost" input method requires that management measure progress based on costs incurred to date relative to total estimated cost at completion. Cost estimates are based on assumptions and estimates to project the outcome of future events; including estimated labor and material costs required to complete open projects.

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

Acquisition of Bevcorp – Valuation of Customer Relationship Intangible Asset

As described in Note 2 to the consolidated financial statements, the Company acquired 100% voting equity of Bevcorp LLC (“Bevcorp”) for a total net consideration of $288.1 million, which resulted in $127.0 million of a customer relationship intangible asset being recorded. As disclosed by management, management uses the multi-period excess earnings method to determine the fair value of the customer relationships. Management’s estimates and assumptions used to determine the fair value of the customer relationship intangible asset include forecasted revenue growth rates, EBITDA margins, customer attrition rate and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationship intangible asset from the acquisition of Bevcorp is a critical audit matter are the (i) the significant judgment by management when developing the fair value estimate of the customer relationship intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenue growth rates, EBITDA margins, customer attrition rate and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationship intangible asset acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationship intangible asset acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of underlying data used in the valuation method; and (v) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenue growth rates, EBITDA margins, customer attrition rate and the discount rate. Evaluating the reasonableness of management’s significant assumptions related to forecasted revenue growth rates, EBITDA margins and the customer attrition rate involved considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company's multi-period excess earnings method and (ii) the reasonableness of the assumptions related to customer attrition rate and the discount rate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 23, 2023

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
John Bean Technologies Corporation:

Opinion on the Consolidated Financial Statements

We have audited the consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of John Bean Technologies Corporation and subsidiaries (the Company) for the year ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S.federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2007 to 2021.

Chicago, Illinois
February 25, 2021

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2022	2021	2020
Revenue:
Product revenue	$1,873.2	$1,614.6	$1,498.3
Service revenue	292.8	253.7	229.5
Total revenue	2,166.0	1,868.3	1,727.8
Operating expenses:
Cost of products	1,343.0	1,124.1	1,029.0
Cost of services	205.7	177.4	165.1
Selling, general and administrative expense	441.9	401.1	358.5
Restructuring expense	7.0	5.6	12.1
Operating income	168.4	160.1	163.1
Pension (income) expense, other than service cost	—	(1.3)	3.7
Interest expense, net	14.2	8.7	13.9
Net income before income taxes	154.2	152.7	145.5
Income tax provision	23.5	34.3	36.7
Net income	$130.7	$118.4	$108.8

Basic earnings per share:
Net income	$4.08	$3.70	$3.40
Diluted earnings per share:
Net income	$4.07	$3.69	$3.39
Weighted average shares outstanding:
Basic	32.0	32.0	32.0
Diluted	32.1	32.1	32.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2022	2021	2020
Net income	$130.7	$118.4	$108.8
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	(34.5)	1.0	(8.8)
Pension and other post-retirement benefits adjustments	14.6	15.9	(14.4)
Derivatives designated as hedges	13.0	5.6	(3.9)
Other comprehensive income (loss)	(6.9)	22.5	(27.1)
Comprehensive income	$123.8	$140.9	$81.7

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$73.1	$78.8
Trade receivables, net of allowances	299.0	239.1
Contract assets	89.6	94.4
Inventories	322.5	229.1
Other current assets	85.4	77.3
Total current assets	869.6	718.7
Property, plant and equipment, net of accumulated depreciation of $346.4 and $339.2, respectively	269.9	267.6
Goodwill	807.8	684.8
Intangible assets, net	445.4	342.6
Other assets	191.4	127.7
Total Assets	$2,584.1	$2,141.4

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$0.6	$—
Accounts payable, trade and other	237.0	186.0
Advance and progress payments	194.7	190.2
Accrued payroll	58.5	56.6
Other current liabilities	130.4	117.1
Total current liabilities	621.2	549.9
Long-term debt	977.3	674.4
Accrued pension and other post-retirement benefits, less current portion	32.0	57.6
Other liabilities	90.9	109.0
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2022 or 2021	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2022: 31,861,680 issued, and 31,803,721 outstanding; 2021: 31,769,967 issued and outstanding	0.3	0.3
Common stock held in treasury, at cost; 2022: 57,959, and 2021: 0	(5.3)	—
Additional paid-in capital	220.7	214.2
Retained earnings	851.3	733.4
Accumulated other comprehensive loss	(204.3)	(197.4)
Total stockholders' equity	862.7	750.5
Total Liabilities and Stockholders' Equity	$2,584.1	$2,141.4

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$130.7	$118.4	$108.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	33.4	34.9	33.8
Amortization	47.7	41.9	38.0
Stock-based compensation	10.2	6.5	1.9
Pension and other post-retirement benefits expense	1.7	0.9	5.9
Deferred income taxes	(25.8)	(2.7)	9.8
LIFO expense	8.9	0.9	0.1
Other	8.5	2.8	4.6
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(52.2)	(29.2)	62.5
Inventories	(69.0)	(37.9)	44.0
Accounts payable, trade and other	47.8	39.6	(61.0)
Advance and progress payments	(8.1)	54.9	26.1
Accrued pension and other post-retirement benefits, net	(3.5)	(13.1)	(12.5)
Other assets and liabilities, net	12.0	7.8	(10.0)
Cash provided by operating activities	142.3	225.7	252.0
Cash Flows From Investing Activities:
Acquisitions, net of cash acquired	(329.7)	(224.5)	(4.5)
Capital expenditures	(87.6)	(54.1)	(34.3)
Proceeds from disposal of assets	1.2	5.7	1.5
Cash required by investing activities	(416.1)	(272.9)	(37.3)
Cash Flows From Financing Activities:
Net proceeds from short-term debt	0.4	(2.5)	1.5
Payment in connection with modification of credit facilities	—	(323.4)	—
Net proceeds (payments) from domestic credit facilities, net of debt issuance costs	292.3	83.1	(193.9)
Proceeds from issuance of 2026 convertible senior notes, net of issuance costs	—	391.4	—
Purchase of convertible bond hedge	—	(65.6)	—
Proceeds from sale of warrants	—	29.5	—
Settlement of taxes withheld on equity compensation awards	(1.3)	(2.2)	(2.2)
Common stock repurchases	(7.7)	—	—
Dividends	(13.1)	(12.8)	(12.8)
Acquisition date earnout liability and other deferred acquisition payments	—	(16.7)	—
Cash provided (required) by financing activities	270.6	80.8	(207.4)
Effect of foreign exchange rate changes on cash and cash equivalents	(2.5)	(2.3)	0.7
(Decrease) increase in cash and cash equivalents	(5.7)	31.3	8.0
Cash and cash equivalents, beginning of period	78.8	47.5	39.5
Cash and cash equivalents, end of period	$73.1	$78.8	$47.5
Supplemental Cash Flow Information:
Interest paid	$14.6	$10.0	$14.2
Income taxes paid	43.6	44.3	36.4
Non-cash investing in capital expenditures, accrued but not paid	11.8	9.3	—
Acquisition - deferred consideration (non-cash)	—	—	2.2
The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Total Equity
December 31, 2019	$0.3	$(12.6)	$241.8	$532.8	$(192.8)	$569.5
Net income	—	—	—	108.8	—	108.8
Issuance of treasury stock	—	11.6	(11.6)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $1.9	—	—	—	—	(8.8)	(8.8)
Derivatives designated as hedges, net of income taxes of $1.4	—	—	—	—	(3.9)	(3.9)
Pension and other post-retirement liability adjustments, net of income taxes of $5.2	—	—	—	—	(14.4)	(14.4)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
Adoption of ASC 326	—	—	—	(1.0)	—	(1.0)
December 31, 2020	0.3	(1.0)	229.9	627.8	(219.9)	637.1
Net income	—	—	—	118.4	—	118.4
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $(1.6)	—	—	—	—	1.0	1.0
Derivatives designated as hedges, net of income taxes of $(2.0)	—	—	—	—	5.6	5.6
Pension and other post-retirement liability adjustments, net of income taxes of $(5.5)	—	—	—	—	15.9	15.9
Proceeds from sale of warrants	—	—	29.5	—	—	29.5
Purchase of convertible bond hedge, net of income tax of $17.1	—	—	(48.5)	—	—	(48.5)
Stock-based compensation expense	—	—	6.5	—	—	6.5
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
December 31, 2021	0.3	—	214.2	733.4	(197.4)	750.5
Net income	—	—	—	130.7	—	130.7
Issuance of treasury stock	—	2.4	(2.4)	—	—	—
Share repurchases	—	(7.7)	—	—	—	(7.7)
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $(1.2)	—	—	—	—	(34.5)	(34.5)
Derivatives designated as hedges, net of income taxes of $(4.6)	—	—	—	—	13.0	13.0
Pension and other post-retirement liability adjustments, net of income taxes of $(4.6)	—	—	—	—	14.6	14.6
Stock-based compensation expense	—	—	10.2	—	—	10.2
Taxes withheld on issuance of stock-based awards	—	—	(1.3)	—	—	(1.3)
December 31, 2022	$0.3	$(5.3)	$220.7	$851.3	$(204.3)	$862.7

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

Allowance for credit losses

The Company adopted ASC 326, Measurement of Credit Losses on Financial Instruments, as of January 1, 2020 with the cumulative-effect transition method with the required prospective approach. The measurement of expected credit losses under the Current Expected Credit Loss ("CECL") methodology is applicable to financial assets measured at amortized cost, which includes trade receivables, contract assets, and non-current receivables. An allowance for credit losses under the CECL methodology is determined using the loss rate approach and measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The CECL allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses as of December 31, 2022 and 2021 was $8.0 million and $6.0 million, respectively.

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

Capitalized software costs

We capitalize costs incurred to purchase software or internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For capitalized software, the useful lives range from three to ten years.

We capitalize costs incurred with the implementation of a cloud computing arrangement that is a service contract, consistent with our policy for software developed or obtained for internal use.

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

The Company completed its annual goodwill impairment test as of October 31, 2022 using a qualitative assessment approach. As a result of this assessment the Company concluded that it is more likely than not that the fair value of each reporting unit exceeds its carrying value, and therefore it determined that none of its goodwill was impaired. Similar conclusions were reached as of October 31, 2021 and 2020.

Acquired intangible assets

Intangible assets with finite useful lives are subject to amortization on a straight-line basis over the expected period of economic benefit, which range from less than 4 years to 24 years. The Company evaluates whether events or circumstances have occurred that warrant a revision to the remaining useful lives of intangible assets. In cases where a revision is deemed appropriate, the remaining carrying amounts of the intangible assets are amortized over the revised remaining useful life.

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

The Company completed its annual evaluation for impairment of all indefinite-lived intangible assets as of October 31, 2022, which did not result in any impairment. Similar conclusions were reached as of October 31, 2021 and 2020.

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

We have evaluated the current environment as of December 31, 2022 and the year then ended and have concluded there is no event or circumstance that has caused an impairment of our long-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

The Company utilizes the input method of “cost-to-cost” to recognize product revenue over time. The Company measures progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expense. Material costs are considered incurred, and therefore included in the cost-to-cost measure of progress, when they are used in manufacturing and therefore customize the asset. Cost estimates are based on assumptions and estimates to project the outcome of future events; including the estimated labor and material costs required to complete open projects. During the year, we recognized $740.7 million in revenue for over time projects using the cost-to-cost method.

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

Within the AeroTech segment, maintenance and repair service for baggage handling systems, facilities, gate systems, and ground support equipment is provided. The timing of contract billings is concurrent with the completion of the services, and therefore the Company has availed itself of the practical expedient that allows it to recognize revenue commensurate with the amount to which it has a right to invoice, which corresponds directly to the value to the customer of performance completed to date.

Research and development

The objectives of the research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products. Research and development costs are expensed as incurred. Research and development expense of $29.4 million, $29.9 million, and $29.3 million for 2022, 2021 and 2020, respectively, is recorded in selling, general and administrative expense.

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

Lessor accounting

The Company leases certain FoodTech equipment primarily, such as high capacity industrial extractors, to customers.

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

Recently Adopted Accounting Standards

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for fiscal years beginning after December 15, 2021 and should be applied either prospectively or retrospectively. The Company adopted the new ASU prospectively as of December 31, 2022. The adoption did not have a material impact on the Company's disclosures.

NOTE 2. ACQUISITIONS

During 2022 and 2021, the Company acquired 100% voting equity of two and three businesses, respectively. A summary of the acquisitions made during the periods is as follows:

Date	Type	Company/Product Line	Location	Segment

September 1, 2022	Stock	Bevcorp, LLC ("Bevcorp")	Eastlake, Ohio	FoodTech
A provider of beverage processing and packaging solutions in blending, handling, filling, and closing technologies. The Bevcorp acquisition expands the Company's presence in the ready-to-drink carbonated beverage production market and provides significant cross-selling opportunity in filling and seaming food and beverage applications.

July 1, 2022	Stock	Alco-food-machines GmbH & Co. KG ("Alco")	Bad Iburg, Germany	FoodTech
A provider of further food processing equipment and production lines for a broad range of food applications. The Alco acquisition extends the Company's capabilities in further processing offerings and strengthens existing full line offerings.

November 2, 2021	Stock	Urtasun Tecnología Alimentaria S.L ("Urtasun")	Navarra, Spain	FoodTech
A provider of fruit and vegetable processing solutions, particularly in the fresh packaged and frozen markets. The Urtasun acquisition extends the Company's capabilities in providing fruit and vegetable processing solutions.

July 2, 2021	Stock	CMS Technology, Inc ("Prevenio")	Bridgewater, New Jersey	FoodTech
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

Purchase price allocation for 2022 and 2021 acquisitions:

(In millions)	Bevcorp(1)	Alco(2)	Urtasun(3)	Prevenio(4)	ACS(5)	Total
Financial assets	$20.8	$9.0	$8.8	$8.1	$2.9	$49.6
Inventories	33.1	11.7	3.4	0.2	0.7	49.1
Property, plant and equipment	5.5	0.9	3.2	4.1	—	13.7
Customer relationship (6)	127.0	9.2	11.0	41.0	3.7	191.9
Patents and acquired technology (6)	3.8	4.7	6.0	17.5	3.4	35.4
Trademarks (6)	10.0	3.2	2.2	0.7	0.8	16.9
Deferred taxes	—	—	(5.7)	(15.1)	(0.9)	(21.7)
Financial liabilities	(19.7)	(19.9)	(7.8)	(3.4)	(2.9)	(53.7)
Total identifiable net assets	$180.5	$18.8	$21.1	$53.1	$7.7	$281.2

Cash consideration paid	$293.8	$45.1	$44.2	$173.3	$16.8	$573.2
Cash acquired	5.7	3.9	4.8	3.5	1.1	19.0
Net consideration	$288.1	$41.2	$39.4	$169.8	$15.7	$554.2

Goodwill (7)	$113.3	$26.3	$23.1	$120.2	$9.1	$292.0

(1)The purchase accounting for Bevcorp is provisional. The valuation of inventory, customer contract related accruals, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended December 31, 2022, the Company made no significant measurement period adjustments for Bevcorp.
(2)During the quarter ended December 31, 2022, the Company refined estimates for financial assets by $(3.2) million, inventory by $(1.0) million, financial liabilities by $2.3 million, and property, plant, and equipment, customer relationship, patents and acquired technology, and trademarks by immaterial amounts. The impact of these adjustments was reflected as a net increase in goodwill of $1.4 million, and they resulted in an immaterial impact to the consolidated statement of income. As of December 31, 2022, the valuation of inventory, customer contract related accruals, intangibles, income tax balances and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).
(3)The purchase accounting for Urtasun was final as of September 30, 2022. During the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022, the Company made no significant measurement period adjustments for Urtasun.
(4)The purchase accounting for Prevenio was final as of June 30, 2022. During the quarters ended March 31, 2022 and June 30, 2022, the Company made no significant measurement period adjustments for Prevenio.
(5)The purchase accounting for ACS was final as of December 31, 2021.
(6)The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from four to twenty-four years. The intangible assets acquired in 2022 and 2021 have weighted average useful lives of 22 years for trademarks, 18 years for customer relationship, and 8 years for patents and acquired technology.
(7)The Company expects goodwill of $133.7 million from these acquisitions to be deductible for income tax purposes.
During the year ended December 31, 2022, acquisitions in 2022 generated aggregate revenues of $53.7 million, and aggregate operating income of $2.0 million.

Acquisition costs recorded in selling, general and administrative expense was $7.0 million and $8.7 million for the years ended December 31, 2022 and 2021.

NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2022	2021
Raw materials	$123.5	$101.0
Work in process	77.7	59.1
Finished goods	212.6	151.8
Gross inventories before LIFO reserves and valuation adjustments	413.8	311.9
LIFO reserves	(62.0)	(53.3)
Valuation adjustments	(29.3)	(29.5)
Net inventories	$322.5	$229.1

Inventories accounted for under the LIFO method totaled $200.2 million and $153.7 million at December 31, 2022 and 2021, respectively.

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2022	2021
Land and land improvements	$20.2	$21.6
Buildings	136.7	138.6
Machinery and equipment	436.8	426.2
Construction in process	22.6	20.4
	616.3	606.8
Accumulated depreciation	(346.4)	(339.2)
Property, plant and equipment, net	$269.9	$267.6

NOTE 5. OTHER ASSETS

Other assets as of December 31, consisted of the following:

(In millions)	2022	2021
Capitalized software	$87.0	$40.6
Cloud computing arrangement implementation costs	7.3	5.9
Other	97.1	81.2
Total other assets	$191.4	$127.7

As of December 31, 2022 and 2021, capitalized software costs consisted of deferred costs of $127.0 million and $76.5 million, respectively and associated accumulated amortization of $40.0 million and $35.9 million, respectively. Capitalized software amortization expense was $4.5 million, $3.7 million, and $3.4 million for 2022 and 2021, and 2020, respectively.

As of December 31, 2022 and 2021, cloud computing arrangement implementation costs consisted of deferred costs of $13.0 million and $10.1 million, respectively and associated accumulated amortization of $5.7 million and $4.2 million, respectively. Amortization expense related to cloud computing arrangement implementation costs was $1.3 million, $1.6 million, and $0.9 million for 2022, 2021, and 2020, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	FoodTech	AeroTech	Total
Balance as of January 1, 2021	$505.7	$38.2	$543.9
Acquisitions	150.9	—	150.9
Currency translation	(9.9)	(0.1)	(10.0)
Balance as of December 31, 2021	646.7	38.1	684.8
Acquisitions	141.0	—	141.0
Currency translation	(17.5)	(0.5)	(18.0)
Balance as of December 31, 2022	$770.2	$37.6	$807.8

Intangible assets consisted of the following:

	2022		2021
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationships	$437.8	$124.1	$309.3	$102.0
Patents and acquired technology	174.4	93.9	174.5	82.0
Trademarks	57.8	17.0	47.2	15.0
Indefinite lived intangibles assets	10.4	—	10.6	—
Other	8.6	8.6	8.7	8.7
Total intangible assets	$689.0	$243.6	$550.3	$207.7

Intangible asset amortization expense was $43.2 million, $38.2 million, and $34.6 million for 2022, 2021 and 2020, respectively. Annual amortization expense for intangible assets is estimated to be $47.3 million in 2023, $45.2 million in 2024, $44.3 million in 2025, $42.4 million in 2026, and $39.0 million in 2027.

NOTE 7. DEBT

The components of the Company's borrowings as of December 31, were as follows:

(In millions)	Maturity Date	2022	2021
Revolving credit facility (1)	December 14, 2026	$584.6	$282.9
Less: unamortized debt issuance costs		(2.2)	(1.2)
Revolving credit facility, net		$582.4	$281.7

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(7.6)	(9.8)
Convertible senior notes, net		$394.9	$392.7

Long-term debt, net		$977.3	$674.4
(1) Weighted-average interest rate at December 31, 2022 was 4.53%
(2) Effective interest rate for the Notes for the quarter ended December 31, 2022 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows for the years ended December 31:

(In millions)	2022	2021
Contractual interest expense	$1.0	$0.6
Interest cost related to amortization of issuance costs	2.2	1.3
Total interest expense	$3.2	$1.9

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

The Company is required to make periodic interest payments on borrowed amounts and to pay an annual commitment fee of 15.0 to 30.0 basis points, depending on its leverage ratio. As of December 31, 2022, the Company had $584.6 million drawn on and $709.0 million of availability under the revolving credit facility. The ability to use this availability is limited by the leverage ratio covenant described below.

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

Convertible Senior Notes

On May 28, 2021, the Company closed a private offering of $402.5 million aggregate principal amount of the Company's 0.25% Convertible Senior Notes due 2026 (the "Notes") to qualified institutional buyers, resulting in net proceeds of approximately $392.2 million after deducting initial purchasers’ discounts of the Notes. Interest on the Notes has accrued from May 28, 2021 and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021, at a rate of 0.25% per year. The Notes will mature on May 15, 2026 unless earlier converted, redeemed or repurchased. No sinking fund is provided for the Notes.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and resulted in a

$17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of December 31, 2022 and 2021.

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

NOTE 8. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes for the years ended on December 31, are shown below:

(In millions)	2022	2021	2020
Domestic	$79.7	$71.5	$78.6
Foreign	74.5	81.2	66.9
Income before income taxes	$154.2	$152.7	$145.5

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2022	2021	2020
Current:
Federal	$26.5	$4.2	$4.6
State	8.2	2.2	3.0
Foreign	14.6	30.6	19.3
Total current	$49.3	$37.0	$26.9
Deferred:
Federal	$(19.2)	$1.0	$8.9
State	(4.2)	1.5	1.5
Foreign	(2.4)	(5.2)	(0.6)
Total deferred	$(25.8)	$(2.7)	$9.8
Provision for income taxes	$23.5	$34.3	$36.7

The Company included in the tax provision for the year ended December 31, 2021 an immaterial correction of the rate applied since 2017 to a deferred tax liability associated with an investment in a subsidiary.

Significant components of deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2022	2021
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$8.8	$14.2
Accrued expenses and accounts receivable allowances	16.2	18.6
Net operating loss carryforwards	9.0	9.5
Inventories	13.2	9.0
Stock-based compensation	4.2	3.3
Operating lease liabilities	10.6	8.9
Convertible bond	11.7	15.2
Research and development costs	24.7	—
Research and development credit carryforwards	5.5	4.6
Foreign tax credit carryforwards	1.2	0.9
Other	3.2	0.1
Total deferred tax assets	$108.3	$84.3
Valuation allowance	(3.9)	(4.9)
Deferred tax assets, net of valuation allowance	$104.4	$79.4
Deferred tax liabilities attributable to:
Investment in subsidiary	$9.3	$10.0
Property, plant and equipment	26.0	24.9
Goodwill and intangibles	71.6	75.0
Right to use lease assets	10.6	8.8
Net investment hedges	7.7	2.0
Total deferred tax liabilities	$125.2	$120.7
Net deferred tax liabilities	$(20.8)	$(41.3)

Included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign and domestic operations. The net tax effect of state and foreign loss carryforwards at year-end 2022 totaled $9.0 million. Of this amount, $7.7 million are available to offset future taxable income in several foreign jurisdictions indefinitely, and $1.3 million are available to offset future taxable income through 2026. Of the tax effected losses, approximately $1.4 million in Switzerland and the Netherlands are subject to a full valuation allowance, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully utilized.

Included in deferred tax assets at December 31, 2022 are $5.5 million of research and development credit carryforwards, of which $5.2 million are U.S. state credits that will expire beginning in 2028, if unused. Of the $5.2 million, approximately $2.0 million are subject to a full valuation allowance, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully utilized.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2022	2021	2020
Statutory U.S. federal tax rate	21%	21%	21%
Net difference resulting from:
Research and development tax credit	(5)	(4)	(5)
Foreign earnings subject to different tax rates	2	3	2
Nondeductible expenses	—	1	2
State income taxes	2	2	3
Foreign tax credits	(5)	(2)	(4)
Foreign withholding taxes	1	1	1
Effect of UK law change	—	3	—
Global intangible low-taxed income (GILTI)	5	—	3
Stock based compensation - excess tax benefit	(2)	—	—
Remeasurement of deferred tax liability	—	(3)	—
Valuation allowance on state tax credit	1	—	—
Other	(5)	—	2
Total difference	(6)%	1%	4%
Effective income tax rate	15%	22%	25%

The Company considers the unremitted earnings of certain foreign subsidiaries indefinitely reinvested. With respect to these subsidiaries, the Company has not provided deferred taxes on unremitted earnings of approximately $232 million. The amount of unrecognized deferred tax liabilities associated with these earnings is approximately $3 million.

As of December 31, 2022, the Company has recorded estimated deferred taxes of $9.3 million for income and withholding taxes related to the Company's foreign subsidiaries that are not permanently reinvested.

The Company has not recorded any unrecognized deferred tax benefits, as the Company does not believe it has any positions that meet the criteria for establishing an uncertain tax position liability.

In our major jurisdictions, including the United States, Belgium, Brazil, the Netherlands, Sweden, and the United Kingdom, tax years are typically subject to examination for three to five years.

NOTE 9. PENSION AND POST-RETIREMENT AND OTHER BENEFIT PLANS

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

The funded status of is pension plans, together with the associated balances recognized in its consolidated financial statements as of December 31, 2022 and 2021, were as follows:

(In millions)	2022	2021
Projected benefit obligation at January 1	$357.7	$384.0
Service cost	1.7	2.2
Interest cost	7.4	6.4
Actuarial (gain) loss	(76.2)	(13.8)
Plan participants' contributions	0.2	0.2
Benefits paid	(16.9)	(16.5)
Currency translation adjustments	(4.7)	(4.8)
Projected benefit obligation at December 31	$269.2	$357.7
Fair value of plan assets at January 1	$301.7	$290.8
Company contributions	3.3	13.0
Actual return on plan assets	(49.7)	15.3
Plan participants' contributions	0.2	0.2
Benefits paid	(16.9)	(16.5)
Currency translation adjustments	(0.9)	(1.1)
Fair value of plan assets at December 31	$237.7	$301.7
Funded status of the plans (liability) at December 31	$(31.5)	$(56.0)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(1.5)	(0.9)
Accrued pension and other post-retirement benefits, less current portion	(30.0)	(55.1)
Net amount recognized	$(31.5)	$(56.0)

The liability associated with the OPEB plan included in the consolidated financial statements was $2.3 million and $2.6 million as of December 31, 2022 and 2021, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31, 2022 and 2021 were $177.3 million and $196.2 million, respectively for pensions, and $(0.4) million and $(0.2) million for the OPEB plan, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $265.0 million and $350.6 million at December 31, 2022 and 2021, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31, 2022. For the year ended December 31, 2022, accumulated benefit obligation for the pension plans decreased primarily due to actuarial gains incurred from the increase in discount rates driven by an increase in bond yields.

Pension costs (income) for the years ended December 31, were as follows:

(In millions)	2022	2021	2020
Service cost	$1.7	$2.2	$2.2
Interest cost	7.4	6.4	8.7
Expected return on plan assets	(15.7)	(15.6)	(13.1)
Amortization of net actuarial loss	8.0	7.7	8.1
Settlement loss recognized	0.2	0.1	—
Total costs	$1.6	$0.8	$5.9

OPEB plan costs were not material for the years ended December 31, 2022, 2021, and 2020.

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive loss during 2022 for the OPEB plan were not material and for the pension plans were as follows:

(In millions)	Pensions
Actuarial gain	$(10.7)
Amortization of net actuarial loss	(8.2)
Net income recognized in other comprehensive income	$(18.9)
Total recognized in net periodic benefit cost and other comprehensive income	$(17.3)

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

The following weighted-average assumptions were used to determine the benefit obligations for the pension plans:

	2022	2021	2020
Discount rate	5.02%	2.67%	2.31%
Rate of compensation increase	2.55%	3.77%	3.07%

The following weighted-average assumptions were used to determine net periodic benefit cost for the pension plans:

	2022	2021	2020
Discount rate	2.86%	2.32%	2.98%
Rate of compensation increase	2.55%	3.77%	3.07%
Expected rate of return on plan assets	5.42%	5.58%	4.86%

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

Target asset allocations and actual allocations as of December 31, 2022 and 2021 were as follows:

	Target	2022	2021
Equity	10% - 40%	29%	36%
Fixed income	40% - 70%	64%	59%
Real estate and other	0% - 15%	6%	4%
Cash	0% - 10%	1%	1%
		100%	100%

Actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2022			As of December 31, 2021
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$2.8	$2.8	$—	$2.4	$2.4	$—
Equity securities:
All caps(1)	15.6	—	15.6	25.6	—	25.6
International(2)	39.2	—	39.2	64.8	—	64.8
Infrastructure(3)	10.3	10.3	—	14.8	14.8	—
Fixed income securities:
Government securities(4)	32.5	—	32.5	34.6	—	34.6
Corporate bonds(5)	109.3	—	109.3	135.1	8.0	127.1
Other investments(6)	13.7	—	13.7	12.7	—	12.7
Total assets at fair value	$223.4	$13.1	$210.3	$290.0	$25.2	$264.8
Investments valued using NAV as a practical expedient(7)	14.3			11.8
Total assets	$237.7			$301.8

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
(6)Includes funds that invest primarily in commodities and investments in insurance contracts held by the Company's foreign pension plans.
(7)As of December 31, 2021, the Company elected the practical expedient to characterize certain new investments which are measured at net asset values ("NAV") that have not been classified in the fair value hierarchy.
The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on valuations made using inputs that are either directly or indirectly observable as of the reporting date. As of December 31, 2021, such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. The Company is able to sell any of its investment funds with notice of no more than 30 days. For more information on the fair value hierarchy, see Note 16. Fair Value of Financial Instruments.

Contributions

The Company expects to contribute $14.5 million to its pension and other post-retirement benefit plans in 2023. The pension contributions will be primarily for the U.S. qualified pension plan. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from various pension benefit plans through 2032. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions
2023	$18.1
2024	19.0
2025	20.8
2026	19.9
2027	20.1
2028-2032	99.3

Savings Plans

U.S. and some international employees participate in defined contribution savings plans that the Company sponsors. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $17.8 million, $15.9 million, and $15.1 million in 2022, 2021 and 2020, respectively.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2022 and 2021 by component are shown in the following table:

(In millions)	Pension and Other Post-retirement Benefits(1)	Derivatives Designated as Hedges(1)	Foreign Currency Translation(1)	Total(1)
Balance as of January 1, 2021	$(161.4)	$(3.8)	$(54.7)	$(219.9)
Other comprehensive income (loss) before reclassification	10.1	4.3	3.1	17.5
Amounts reclassified from accumulated other comprehensive income	5.8	1.3	(2.1)	5.0
Balance as of December 31, 2021	$(145.5)	$1.8	$(53.7)	$(197.4)
Other comprehensive income (loss) before reclassification	8.5	14.7	(36.7)	(13.5)
Amounts reclassified from accumulated other comprehensive income	6.1	(1.7)	2.2	6.6
Balance as of December 31, 2022	$(130.9)	$14.8	$(88.2)	$(204.3)

(1)    All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2022 were $8.2 million of charges to pension (income) expense, other than service cost, net of $2.1 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2022 were $2.4 million of interest income, net of $0.7 income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2022 were $2.9 million of benefit in interest expense, net of $0.7 million in provision for income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2021 were $7.8 million of charges to pension (income) expense, other than service cost, net of $2.0 million in provision for income taxes. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2021 were $1.8 million of interest expense, net of $0.5 million income tax benefit. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2021 were $2.9 million of benefit in interest expense, net of $0.8 million in provision for income taxes.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2022	2021	2020
Stock-based compensation expense	$10.2	$6.5	$1.9
Tax benefit (expense) recorded in consolidated statements of income	$5.0	$2.2	$(0.1)

As of December 31, 2022, there was $14.3 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.8 years.

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

Restricted Stock Units

A summary of the nonvested restricted stock units as of December 31, 2022 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2021	406,406	$70.31
Granted	159,232	$107.53
Vested	(123,613)	$43.56
Forfeited	(28,289)	$122.02
Nonvested at December 31, 2022	413,736	$85.00

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

The number of shares to be issued for performance-based restricted stock units awards made in 2022, 2021, and 2020, is dependent upon performance over the three year period ending December 31st of the respective term and over the two year period for an additional grant awarded in 2021, with respect to cumulative diluted earnings per share from continuing operations and average operating return on invested capital (ROIC). ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2022, 2021, and 2020, and the forecasted amounts over the remainder of the performance period, the Company expects to issue a total of 76,874, 22,811, 10,747, and 4,647, shares at the vesting dates in February 2025, March 2024, May 2023 and March 2023, respectively. Compensation cost has been measured in 2022 based on these expectations.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2022	2021	2020
Weighted-average grant-date fair value of restricted stock units granted	$107.53	$142.32	$96.81
Fair value of restricted stock vested (in millions)	$14.5	$7.9	$6.5

NOTE 12. STOCKHOLDERS’ EQUITY

The following is a summary of capital stock activity (in shares) for the year ended December 31, 2022:

	Common Stock Outstanding	Common Stock Held in Treasury
December 31, 2021	31,769,967	—
Stock awards issued	113,265	(21,552)
Treasury stock purchases	(79,511)	79,511
December 31, 2022	31,803,721	57,959

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

NOTE 13. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The Company has estimated that $1,054.9 million in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of December 31, 2022. The Company expects to complete these obligations and recognize 84% as revenue in 2023, 14% in 2024, and the remainder after 2025.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	December 31,
	2022		2021		2020
(In millions)	FoodTech	AeroTech	FoodTech	AeroTech	FoodTech	AeroTech
Type of Good or Service
Recurring (1)	$751.4	$217.7	$661.6	$178.2	$610.7	$155.4
Non-recurring (1)	839.2	358.0	738.8	289.3	623.8	337.9
Total	$1,590.6	$575.7	$1,400.4	$467.5	$1,234.5	$493.3

Geographical Region (2)
North America	$958.4	$522.4	$776.6	$416.9	$666.5	$423.9
Europe, Middle East and Africa	395.0	27.6	364.0	38.8	365.3	41.5
Asia Pacific	140.6	18.1	174.2	7.7	135.3	23.9
Latin America	96.6	7.6	85.6	4.1	67.4	4.0
Total	$1,590.6	$575.7	$1,400.4	$467.5	$1,234.5	$493.3

Timing of Recognition
Point in Time	$796.7	$285.9	$661.1	$218.1	$593.5	$251.7
Over Time	793.9	289.8	739.3	249.4	641.0	241.6
Total	$1,590.6	$575.7	$1,400.4	$467.5	$1,234.5	$493.3

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Contract Assets	$89.6	$94.4	$68.3
Contract Liabilities	182.1	178.0	123.8

The revenue recognized during the year ended December 31, 2022, 2021 and 2020 that was included in contract liabilities at the beginning of the period amounted to $149.2 million, $105.2 million, and $74.9 million respectively. Additionally, the Company assumed contract liabilities from acquisitions in the amount of $19.1 million and $2.5 million in the years 2022 and 2021, respectively. The remainder of change from December 31, 2022, December 31, 2021 and December 31, 2020 is driven by the timing of advance and milestone payments received from customers, customer returns, and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from net income for the respective periods and basic and diluted shares outstanding:

(In millions, except per share data)	2022	2021	2020
Basic earnings per share:
Net income	$130.7	$118.4	$108.8
Weighted average number of shares outstanding	32.0	32.0	32.0
Basic earnings per share from net income	$4.08	$3.70	$3.40
Diluted earnings per share:
Net income	$130.7	$118.4	$108.8
Weighted average number of shares outstanding	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock units	0.1	0.1	0.1
Total shares and dilutive securities	32.1	32.1	32.1
Diluted earnings per share from net income	$4.07	$3.69	$3.39

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at December 31, 2022 of $534.6 million, as hedges and therefore does not apply hedge accounting.

Commodity Price Risk: The Company's operations subject us to risk related to the price volatility of certain commodities. We principally use a combination of purchase orders and various short-term supply arrangements in connection with the purchase of our raw materials and components required to manufacture our products. To mitigate the commodity price risk associated with the Company's operations, the Company may enter into commodity derivative instruments. During April 2022, the Company entered into various commodity forward contracts with a maturity of less than 1 year to mitigate this commodity price volatility. All of the Company's commodity forward contracts have expired as of December 31, 2022.

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

	As of December 31, 2022		As of December 31, 2021
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$4.5	$7.2	$10.6	$9.4

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

As of December 31, 2022 and 2021, information related to these offsetting arrangements was as follows:

(In millions)	As of December 31, 2022
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$33.0	$—	$33.0	$(3.0)	$30.0

Offsetting of Liabilities	As of December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.3	$—	$7.3	$(3.0)	$4.3

(In millions)	As of December 31, 2021
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$17.5	$—	$17.5	$(7.3)	$10.2

Offsetting of Liabilities	As of December 31, 2021
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.1	$—	$9.1	$(7.3)	$1.8

The following table presents the location and amount of the loss on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2022	2021	2020
Foreign exchange contracts	Revenue	$(7.4)	$(1.1)	$2.7
Foreign exchange contracts	Cost of sales	(3.7)	(0.1)	(3.1)
Foreign exchange contracts	Selling, general and administrative expense	2.2	1.0	2.5
Commodity contracts	Cost of sales	(0.7)	—	—
Total		$(9.6)	$(0.2)	$2.1
Remeasurement of assets and liabilities in foreign currencies		9.3	(0.8)	(3.1)
Net gain (loss)		$(0.3)	$(1.0)	$(1.0)

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

At December 31, 2022, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $19.9 million and as accumulated other comprehensive income, net of tax, of $14.8 million.

Net Investment hedges: The Company has entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the Consolidated Statements of Income. Coupon interest from cross currency swap agreement recorded in interest expense, net was $2.9 million for each of the years ended December 31, 2022, 2021, and 2020.
At December 31, 2022, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other assets of $9.9 million and as accumulated other comprehensive income, net of tax, of $7.3 million.

Refer to Note 16. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

Credit risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of December 31, 2022, is limited to the amount outstanding on the financial instrument. Allowances for losses are established based on collectability assessments.

NOTE 16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2022				As of December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.1	$12.1	$—	$—	$13.5	$13.5	$—	$—
Derivatives	34.3	—	34.3		18.4	—	18.4
Total assets	$46.4	$12.1	$34.3	$—	$31.9	$13.5	$18.4	$—

Liabilities:
Derivatives	$7.2	$—	$7.2	$—	$9.4	$—	$9.4	$—
Total liabilities	$7.2	$—	$7.2	$—	$9.4	$—	$9.4	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access.

Investments are reported separately in Other assets on the Balance Sheets. Investments include an unrealized loss of $3.9 million as of December 31, 2022 and unrealized gain of $0.5 million as of December 31, 2021.

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

The carrying values and the estimated fair values of debt financial instruments as of December 31 are as follows:

	2022		2021
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior notes	$394.9	$344.7	$392.7	$448.8
Revolving credit facility, expires December 14, 2026	584.6	584.6	282.9	282.9
Other	0.6	0.6	—	—

The carrying values of the Company's revolving credit facility recorded in long-term debt on the Balance Sheet approximate their fair values due to their variable interest rates. The fair value of the Convertible senior notes is estimated using Level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $136.8 million at December 31, 2022, represent guarantees of future performance. The Company also has provided approximately $6.1 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within two years; the Company expects to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts but will receive indemnification from third parties for seventy-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of December 31, 2022, the gross value of such arrangements was $2.1 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

(In millions)	2022	2021
Balance at beginning of the year	$12.7	$11.5
Expenses for new warranties	13.7	12.6
Adjustments to existing accruals	(0.6)	(0.9)
Claims paid	(11.6)	(10.5)
Added through acquisition	1.3	0.3
Translation	(0.4)	(0.3)
Balance at end of year	$15.1	$12.7

NOTE 18. LEASES

Lessee Accounting
The components of the Company's lease costs for the years ended December 31, were as follows:

(In millions)	2022	2021	2020
Fixed lease cost	$16.6	$15.2	$14.7
Variable lease cost	3.1	2.1	1.6
Total operating lease cost	$19.7	$17.3	$16.3

Included within operating lease costs are short-term lease costs, which were $1.8 million, $1.3 million, and $1.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, and sublease income which was immaterial for the years ended December 31, 2022, 2021, and 2020. The Company's finance lease cost was immaterial for the years ended December 31, 2022, 2021, and 2020.

Supplemental cash flow information related to the Company's leases for the years ended December 31, was as follows:

(In millions)	2022	2021	2020
Operating cash flows from operating leases	$13.7	$13.3	$12.9
Right-of-use assets obtained in exchange for new operating lease liabilities	$12.2	$19.1	$4.8

Financing cash flows from finance leases and right-of-use assets obtained in exchange for new finance lease liabilities were immaterial for the years ended December 31, 2022, 2021, and 2020.

Supplemental balance sheet information related to the Company's leases as of December 31, was as follows:

(In millions)	Balance Sheet Classification	2022	2021
Lease ROU assets:
Operating	Other assets	$40.2	$33.5
Finance (a)	Net property, plant and equipment	4.3	3.2
Total lease ROU assets		$44.5	$36.7

Lease liabilities:
Current:
Operating	Other current liabilities	$11.1	$10.2
Finance (a)	Other current liabilities	0.6	—
Long-term:
Operating	Other liabilities	31.1	25.2
Finance (a)	Other liabilities	0.9	—
Total lease liabilities		$43.7	$35.4
(a)     Finance lease includes real estate leases for which the Company is a lessee for an indefinite lease term. These finance leases have no lease liability outstanding as of December 31, 2022 as no amounts are due under the lease.

The following table presents the weighted-average remaining lease term and discount rates for the leases for which the Company is the lessee:

(In millions)	2022	2021
Weighted-average remaining lease term (years)
Operating leases	5.1	4.5
Finance leases(a)	3.2	—
Weighted-average discount rate
Operating leases	4.7%	4.2%
Finance leases(a)	4.8%	—
(a)     Excludes real estate finance leases, for which the Company is a lessee for an indefinite lease term and has no lease liability outstanding as of December 31, 2022.

The majority of ROU assets and lease liabilities, approximately 86%, relate to real estate leases, with the remaining amount primarily comprised of vehicle leases.

Maturity of operating and finance lease liabilities as of December 31, 2022, in millions:

	Operating Leases	Finance Leases
Year 1(a)	$12.8	$0.6
Year 2	9.8	0.5
Year 3	8.3	0.3
Year 4	5.3	0.1
Year 5	3.8	0.1
After Year 5	8.0	—
Total lease payments	$48.0	$1.6
Less: Interest on lease payments	(5.8)	(0.1)
Present value of lease liabilities	$42.2	$1.5
(a) Represents the next 12 months

Refer to Note 22. Related Party Transactions for details of operating lease agreements with related parties.
Lessor Accounting
Operating Leases:

The following tables provide the required information regarding operating leases for which the Company is the lessor.

Operating Lease Revenue:

(In millions)	December 31, 2022	December 31, 2021	December 31, 2020
Fixed payment revenue	$65.5	$66.3	$66.7
Variable payment revenue	33.1	24.9	14.0
Total	$98.6	$91.2	$80.7

Operating Lessor Maturity Analysis as of December 31, 2022, in millions:

Year 1(a)	$50.3
Year 2	25.1
Year 3	23.3
Year 4	27.9
Year 5	13.5
After Year 5	13.0
Total lease receivables	$153.1
(a) Represents the next 12 months

Sales-Type Leases:

Sales-Type Lessor Maturity Analysis as of December 31, 2022, in millions:

Year 1(a)	$5.4
Year 2	0.5
Year 3	0.2
After Year 3	0.2
Total lease receivables	$6.3
(a) Represents the next 12 months

Sales-type lease revenue was $4.9 million, $11.7 million, and $8.3 million for the years ended December 31, 2022, 2021, and 2020 respectively.

Our net investment in sales-type leases were classified in the Consolidated Balance Sheets as of December 31, as follows:

(In millions)	2022	2021
Trade receivables, net of allowances	$5.4	$5.0
Other assets	0.9	2.5
Total	$6.3	$7.5

NOTE 19. BUSINESS SEGMENTS

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

Reportable segments are:

•FoodTech—provides comprehensive solutions throughout the food production value chain extending from primary processing through packaging systems for a large variety of food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, dairy, bakery, pet foods, soups, sauces, plant-based meats, juices, and carbonated beverages.

•AeroTech— supplies customized solutions and services used for applications in the air transportation industry, including airport authorities, airlines, airfreight, ground handling companies, militaries and defense contractors.

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate expense, restructuring costs, pension expense, other than service cost, interest income and expense, and income taxes. See the table below for further details on corporate expense.

Segment revenue and segment operating profit

Business segment information is as follows:

(In millions)	2022	2021	2020
Revenue
FoodTech	$1,590.6	$1,400.4	$1,234.5
AeroTech	575.7	467.5	493.3
Other revenue and intercompany eliminations	(0.3)	0.4	—
Total revenue	$2,166.0	$1,868.3	$1,727.8

Income before income taxes
Segment operating profit:
FoodTech	$211.5	$187.0	$170.6
AeroTech	43.5	32.6	52.9
Total segment operating profit	255.0	219.6	223.5
Corporate items:
Corporate expense (1)	79.6	53.9	48.3
Restructuring expense (2)	7.0	5.6	12.1
Operating income	168.4	160.1	163.1

Pension (income) expense, other than service cost	—	(1.3)	3.7
Net interest expense	14.2	8.7	13.9
Net income before income taxes	154.2	152.7	145.5
Provision for income taxes	23.5	34.3	36.7
Net income	$130.7	$118.4	$108.8

(1)Corporate expense generally includes corporate staff-related expense, stock-based compensation, LIFO adjustments, certain foreign currency-related gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(2)Refer to Note 20. Restructuring for further information on restructuring expense.

Segment operating capital employed and segment assets

(In millions)	2022	2021	2020
Segment operating capital employed (1):
FoodTech	$1,530.2	$1,310.2	$1,145.4
AeroTech	172.4	184.1	208.1
Total segment operating capital employed	1,702.6	1,494.3	1,353.5
Segment liabilities included in total segment operating capital employed (2)	711.6	522.0	406.1
Corporate (3)	169.9	125.1	46.3
Total assets	$2,584.1	$2,141.4	$1,805.9

Segment assets:
FoodTech	$2,129.9	$1,730.9	$1,468.9
AeroTech	333.7	285.4	290.7
Total segment assets	2,463.6	2,016.3	1,759.6
Corporate (3)	120.5	125.1	46.3
Total assets	$2,584.1	$2,141.4	$1,805.9

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

(3)Corporate includes cash, LIFO inventory reserves, restructuring reserves, income tax balances, investments, and property, plant and equipment not associated with a specific segment.

Geographic segment information

Geographic segment sales were identified based on the location where the Company's products and services were delivered. Geographic segment long-lived assets include property, plant and equipment, net and certain other non-current assets.

(In millions)	2022	2021	2020
Revenue (by location of customers):
United States	$1,393.6	$1,137.5	$1,034.0
All other countries	772.4	730.8	693.8
Total revenue	$2,166.0	$1,868.3	$1,727.8

(In millions)	2022	2021	2020
Long-lived assets:
United States	$262.2	$212.9	$181.9
United Kingdom	24.2	27.5	29.8
All other countries	82.8	80.0	79.9
Total long-lived assets	$369.2	$320.4	$291.6

Other business segment information

	Capital Expenditures			Depreciation and Amortization
(In millions)	2022	2021	2020	2022	2021	2020
FoodTech	$37.3	$35.1	$27.9	$72.3	$69.0	$63.6
AeroTech	2.8	1.6	2.1	4.7	4.5	5.5
Corporate	47.5	17.4	4.3	4.1	3.3	2.7
Total	$87.6	$54.1	$34.3	$81.1	$76.8	$71.8

NOTE 20. RESTRUCTURING

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

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization affecting both the FoodTech and AeroTech segments. The Company completed the 2020 restructuring plan as of June 30, 2022. The total cost in connection with the 2020 restructuring plan was $11.0 million for FoodTech and $6.0 million for AeroTech.

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall FoodTech cost structure on a global basis. The initiatives under this plan will include streamlining operations and enhancing our general and administrative infrastructure. As of December 31, 2022, the cost of this plan is $5.4 million and the total estimated cost in connection with this plan is in the range of $8.0 million to $10.0 million expected to be recognized by the end of 2023.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 and 2020 restructuring plans since the implementation of these plans:

	Cumulative Amount	As of the Quarter Ended				Cumulative Amount
(In millions)	Balance as of December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	Balance as of December 31, 2022
2020 restructuring plan
Severance and related expense	$9.2	$0.2	$0.7	$0.1	$0.2	$10.4
Inventory write-off	2.1	0.2	—	—	—	2.3
Employee overlap costs	2.1	0.2	0.1	—	—	2.4
Other	3.8	0.2	0.1	0.1	—	4.2
2022/2023 restructuring plan
Severance and related expense	—	—	—	1.3	4.4	5.7
Total Restructuring charges	$17.2	$0.8	$0.9	$1.5	$4.6	$25.0

Restructuring charges, net of related release of liability, is reported within the following financial statement line items of the accompanying Consolidated Statements of Income:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020
Cost of products(1)	$0.2	$0.2	$1.9
Restructuring expense	7.0	5.6	12.1
Total restructuring charge	$7.2	$5.8	$14.0

(1) Restructuring charge reported in Cost of products is related to an inventory write-off resulting from the 2020 restructuring plan.

Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheets. The table below details the restructuring activities for the year ended December 31, 2022:

		Impacts to earnings
(In millions)	Balance as of December 31, 2021	Charged to Earnings	Releases	Cash Payments	Balance as of December 31, 2022
2020 restructuring plan
Severance and related expense	$0.7	$1.2	$(0.3)	$(1.4)	$0.2
Other	0.1	0.7	—	(0.8)	—
2022/2023 restructuring plan
Severance and related expense	—	5.7	(0.3)	(1.1)	4.3
Total	$0.8	$7.6	$(0.6)	$(3.3)	$4.5

The Company released $0.6 million of the liability during the year ended December 31, 2022 which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 21. MANAGEMENT SUCCESSION COSTS

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
NOTE 22. RELATED PARTY TRANSACTIONS

The Company is a party to agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of December 31, 2022, the operating lease right-of-use asset and the lease liability related to these agreements is $4.0 million and $4.2 million, respectively.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions and Other(b)	Balance at End of Period
Year ended December 31, 2020:
Allowance for doubtful accounts	$4,324	$1,846	$954	$1,845	$5,279
Valuation allowance for deferred tax assets	$3,898	$—	$719	$—	$4,617
Year ended December 31, 2021:
Allowance for credit losses	$5,279	$2,027	$—	$1,260	$6,046
Valuation allowance for deferred tax assets	$4,617	$—	$270	$—	$4,887
Year ended December 31, 2022:
Allowance for credit losses	$6,046	$4,164	$—	$2,227	$7,983
Valuation allowance for deferred tax assets	$4,887	$2,180	$—	$3,203	$3,864

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022, based on the criteria in Internal Control Integrated Framework issued by the COSO.

We excluded Alco-food-machines GmbH & Co. KG ("Alco") and Bevcorp, LLC (“Bevcorp”) from our assessment of internal control over financial reporting as of December 31, 2022 because these entities were acquired by the Company in purchase business combinations during 2022. The total assets and total revenues of Alco and Bevcorp, wholly-owned subsidiaries, excluded from our assessment represent 5.3% and 2.4%, respectively, of the related consolidated amounts as of and for the year-end ended December 31, 2022.

Attestation Report of the Registered Public Accounting Firm
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which is included on page 43.

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

There were no changes in our internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

Other information required by this Item can be found in the Proxy Statement for the Company's 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation” and "Compensation Tables and Explanatory Information" of the Proxy Statement for the Company's 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for the Company's 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the Company's 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the Company's 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 47 through 86 herein:

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

3.4
Amendment No. 2 to Third Amended and Restated Bylaws of John Bean Technologies Corporation, incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K filed with the SEC on December 13, 2022.

4.1	Specimen common stock certificate of JBT Corporation, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Form 10/A filed with the SEC on July 3, 2008.

4.2	Description of common stock, incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed with the SEC on February 24, 2022.

4.3	Form of Bond Hedge Confirmation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 28, 2021.

4.4	Form of Warrant Confirmation, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 28, 2021.

4.5
Indenture, dated as of May 28, 2021, by and among John Bean Technologies Corporation and Wilmington Trust, National Association, as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 28, 2021.

10.1
Amended and Restated Credit Agreement, dated December 14, 2021, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on February 24, 2022.[1]

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

10.8*	Change in Control Executive Severance Agreement (Other Executive Officer) (Effective 2023)[2]

10.9*	Change in Control Executive Severance Agreement (CEO) (Effective 2023)[2]

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

10.11*	Amended and Restated John Bean Technologies Corporation Savings and Investment Plan effective January 1, 2023.[2]

10.12*	Amended and Restated JBT Airport Services Savings and Investment Plan effective January 1, 2023.[2]

10.13	Amended and Restated Executive Severance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2020.[2]

10.14	Offer Letter to Brian Deck, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2020.[2]

10.14A	Offer Letter to Matthew Meister, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 16, 2020.[2]

10.14B	Offer Letter to Shelley Bridarolli, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2021.[2]

10.14C	Contract of Employment between John Bean Technologies AB and Robert Petrie, incorporated by reference to Exhibit 10.13D to our Annual Report on Form 10-K filed with the SEC on February 24, 2022.[2]

10.14D	Offer Letter to Jack Martin, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 29, 2022.[2]

10.14E	Offer Letter to Augusto Rizzolo, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2022.[2]

10.14F
Transition Agreement, dated August 15, 2022, between Carlos Fernandez and John Bean Technologies Corporation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 18, 2022.[2]

10.15
John Bean Technologies Corporation Retiree Welfare Benefits Plan (as amended and restated, Effective January 1, 2016), incorporated by reference to Exhibit 10.3 to our Quarterly report Form 10-Q filed with the SEC on October 29, 2015.[2]

10.16	John Bean Technologies Corporation 2017 Incentive Compensation and Stock Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.16A
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.16B
Form of Performance-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.16C
Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 5 year Retirement Vesting, incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.16D
Form of Time-Based Restricted Stock Unit Grant Agreement ELT Version 10 year Retirement Vesting, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.16E
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.16F
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.17
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 2-Year Performance Period; 5 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.17A
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 2-Year Performance Period; 10 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.17B
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 10 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.17C
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 5 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.18*	Form of Executive Officer Time-Based Restricted Stock Unit Grant Agreement Ratable Vesting (5 Year Retirement) (Effective 2023)[2]

10.18A*	Form of Executive Officer Time-Based Restricted Stock Unit Grant Agreement Ratable Vesting (10 Year Retirement) (Effective 2023)[2]

10.18B*	Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Grant Agreement Cliff Vesting (5 Year Retirement) (Effective 2023)[2]

10.18C*	Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Grant Agreement Cliff Vesting (10 Year Retirement) (Effective 2023)[2]

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: February 23, 2023

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. DECK	President, Director and	February 23, 2023
Chief Executive Officer
Brian A. Deck	(Principal Executive Officer)

/s/ MATTHEW J. MEISTER	Executive Vice President and	February 23, 2023
Chief Financial Officer
Matthew J. Meister	(Principal Financial Officer)

/s/ JESSI L. CORCORAN	Vice President, Corporate Controller	February 23, 2023
(Principal Accounting Officer)
Jessi L. Corcoran

/s/ BARBARA BRASIER	Director	February 23, 2023

Barbara Brasier

/s/ C. MAURY DEVINE	Director	February 23, 2023

C. Maury Devine

/s/ ALAN D. FELDMAN	Director	February 23, 2023

Alan D. Feldman

/s/ POLLY B. KAWALEK	Director	February 23, 2023

Polly B. Kawalek

/s/ EMMANUEL LAGARRIGUE	Director	February 23, 2023

Emmanuel Lagarrigue

/s/ LAWRENCE V. JACKSON	Director	February 23, 2023

Lawrence V. Jackson

/s/ CHARLES L. HARRINGTON	Director	February 23, 2023

Charles L. Harrington