Form 10-Q
period 2023-03-31
John Bean Technologies CORP
filed 2023-04-26
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2023
Common Stock, par value $0.01 per share	31,820,355

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Revenue:
Product revenue	$450.8	$400.9
Service revenue	78.7	68.3
Total revenue	529.5	469.2
Operating expenses:
Cost of products	316.4	281.8
Cost of services	54.7	47.9
Selling, general and administrative expense	117.8	108.4
Restructuring expense	0.6	0.5
Operating income	40.0	30.6
Pension expense, other than service cost	0.2	—
Interest expense, net	7.2	2.1
Net income before income taxes	32.6	28.5
Income tax provision	7.0	2.9
Net income	$25.6	$25.6

Basic earnings per share:
Net income	$0.80	$0.80
Diluted earnings per share:
Net income	$0.80	$0.80

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Net income	$25.6	$25.6
Other comprehensive income, net of income taxes
Foreign currency translation adjustments	5.7	0.1
Pension and other postretirement benefits adjustments	0.9	1.6
Derivatives designated as hedges	(2.2)	7.3
Other comprehensive income	4.4	9.0
Comprehensive income	$30.0	$34.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	March 31, 2023	December 31, 2022
Assets:
Current Assets:
Cash and cash equivalents	$45.7	$73.1
Trade receivables, net of allowances	287.4	299.0
Contract assets	96.4	89.6
Inventories	351.9	322.5
Other current assets	84.8	85.4
Total current assets	866.2	869.6
Property, plant and equipment, net of accumulated depreciation of $353.3 and $346.4 respectively	273.1	269.9
Goodwill	813.4	807.8
Intangible assets, net	436.3	445.4
Other assets	190.6	191.4
Total Assets	$2,579.6	$2,584.1

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$0.8	$0.6
Accounts payable, trade and other	215.3	237.0
Advance and progress payments	220.4	194.7
Other current liabilities	181.8	188.9
Total current liabilities	618.3	621.2
Long-term debt	956.5	977.3
Accrued pension and other postretirement benefits, less current portion	31.4	32.0
Other liabilities	82.4	90.9
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2023 or 2022	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2023: 31,861,680 issued, and 31,820,355 outstanding; December 31, 2022: 31,861,680 issued, and 31,803,721 outstanding	0.3	0.3
Common stock held in treasury, at cost March 31, 2023: 41,325 shares; December 31, 2022: 57,959 shares	(3.7)	(5.3)
Additional paid-in capital	220.6	220.7
Retained earnings	873.7	851.3
Accumulated other comprehensive loss	(199.9)	(204.3)
Total stockholders' equity	891.0	862.7
Total Liabilities and Stockholders' Equity	$2,579.6	$2,584.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities:
Net income	$25.6	$25.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23.9	19.9
Stock-based compensation	2.6	1.7
Other	4.9	1.7
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	4.4	(6.5)
Inventories	(30.9)	(47.2)
Accounts payable, trade and other	(21.5)	27.2
Advance and progress payments	27.0	28.4
Accrued pension and other postretirement benefits, net	(0.3)	(2.0)
Other assets and liabilities, net	(14.1)	(9.7)
Cash provided by operating activities	21.6	39.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1.1)	(0.4)
Capital expenditures	(17.9)	(26.7)
Proceeds from disposal of assets	0.1	0.1
Cash required by investing activities	(18.9)	(27.0)

Cash flows from financing activities:
Net proceeds on short-term debt	0.2	0.1
Net payments for domestic credit facilities	(25.9)	(4.5)
Settlement of taxes withheld on stock-based compensation awards	(1.1)	—
Dividends	(3.2)	(3.2)
Cash required by financing activities	(30.0)	(7.6)

Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	0.9

(Decrease) increase in cash and cash equivalents	(27.4)	5.4
Cash and cash equivalents, beginning of period	73.1	78.8
Cash and cash equivalents, end of period	$45.7	$84.2

Supplemental Cash Flow Information:
Non-cash investing in capital expenditures, accrued but not paid	$10.3	$6.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2022	$0.3	$(5.3)	$220.7	$851.3	$(204.3)	$862.7
Net income	—	—	—	25.6	—	25.6
Issuance of treasury stock	—	1.6	(1.6)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.4	—	—	—	—	5.7	5.7
Derivatives designated as hedges, net of income taxes of $0.8	—	—	—	—	(2.2)	(2.2)
Pension and other postretirement liability adjustments, net of income taxes of $(0.3)	—	—	—	—	0.9	0.9
Stock-based compensation expense	—	—	2.6	—	—	2.6
Taxes withheld on issuance of stock-based awards	—	—	(1.1)	—	—	(1.1)
Balance at March 31, 2023	$0.3	$(3.7)	$220.6	$873.7	$(199.9)	$891.0

	Three Months Ended March 31, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2021	$0.3	$—	$214.2	$733.4	$(197.4)	$750.5
Net income	—	—	—	25.6	—	25.6
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $(0.2)	—	—	—	—	0.1	0.1
Derivatives designated as hedges, net of income taxes of $(2.6)	—	—	—	—	7.3	7.3
Pension and other postretirement liability adjustments, net of income taxes of $(0.5)	—	—	—	—	1.6	1.6
Stock-based compensation expense	—	—	1.7	—	—	1.7
Balance at March 31, 2022	$0.3	$—	$215.9	$755.8	$(188.4)	$783.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
John Bean Technologies Corporation and its majority-owned consolidated subsidiaries (the “Company,” “JBT,” “our,” “us,” or “we”) provide global technology solutions to high-value segments of the food and beverage and air transportation industries. The Company designs, produces and services sophisticated products and systems for multi-national and regional customers through FoodTech and AeroTech segments. The Company has manufacturing operations worldwide that are strategically located to facilitate delivery of its products and services to its customers.

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2022, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end condensed consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by accounting principles generally accepted in the United States of America.

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

NOTE 2. ACQUISITIONS

During fiscal year 2022, the Company acquired 100% of voting equity of two businesses. The Company did not make any acquisitions during the three months ended March 31, 2023. A summary of the acquisitions made during 2022 is as follows:

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

(In millions)	Bevcorp(1)	Alco(2)	Total
Financial assets	$20.8	$9.1	$29.9
Inventories	33.1	11.7	44.8
Property, plant and equipment	5.5	0.9	6.4
Customer relationship(3)	127.0	9.2	136.2
Patents and acquired technology(3)	3.8	4.7	8.5
Trademarks(3)	10.0	3.2	13.2
Financial liabilities	(18.7)	(19.9)	(38.6)
Total identifiable net assets	$181.5	$18.9	$200.4

Cash consideration paid	$294.9	$45.1	$340.0
Cash acquired	5.7	3.9	9.6
Net consideration	$289.2	$41.2	$330.4

Goodwill(4)	$113.4	$26.2	$139.6

(1)During the quarter ended March 31, 2023, the Company recorded an increase in cash consideration paid of $1.1 million due to finalization of the working capital adjustments, and refined estimates for financial liabilities by $(1.0) million, resulting in a corresponding net increase in residual goodwill of $0.1 million. The purchase accounting for Bevcorp is final as of March 31, 2023.
(2)The purchase accounting for Alco is provisional as of March 31, 2023. The valuation of intangibles, income tax balances, and residual goodwill is not complete. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date). During the quarter ended March 31, 2023, the Company made no significant measurement period adjustments for this acquisition.
(3)The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from six to twenty-four years. The intangible assets acquired in 2022 have weighted average useful lives of 23 years for trademarks, 20 years for customer relationship, and 7 years for patents and acquired technology.
(4)The Company expects goodwill of $136.4 million from these acquisitions to be deductible for income tax purposes.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	FoodTech	AeroTech	Total
Balance as of December 31, 2022	$770.2	$37.6	$807.8
Acquisitions	0.1	—	0.1
Currency translation	5.4	0.1	5.5
Balance as of March 31, 2023	$775.7	$37.7	$813.4

Intangible assets consisted of the following:

	March 31, 2023		December 31, 2022
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$439.8	$132.7	$437.8	$124.1
Patents and acquired technology	176.5	99.1	174.4	93.9
Trademarks	58.4	17.1	57.8	17.0
Non-amortizing intangible assets	10.5	—	10.4	—
Other	8.8	8.8	8.6	8.6
Total intangible assets	$694.0	$257.7	$689.0	$243.6

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2023	December 31, 2022
Raw materials	$132.8	$123.5
Work in process	92.4	77.7
Finished goods	221.4	212.6
Gross inventories before LIFO reserves and valuation adjustments	446.6	413.8
LIFO reserves	(63.1)	(62.0)
Valuation adjustments	(31.6)	(29.3)
Net inventories	$351.9	$322.5

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Service cost	$0.3	$0.5
Interest cost	3.2	1.9
Expected return on plan assets	(4.3)	(3.9)
Amortization of net actuarial losses	1.3	2.0
Net periodic cost	$0.5	$0.5

The Company expects to contribute $14.5 million to its pension and other post-retirement benefit plans in 2023. The pension contributions will be primarily for the U.S. qualified pension plan, and all of the contributions are expected to be in the form of cash. We have made no contribution to our U.S. qualified pension plan during the three months ended March 31, 2023.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	March 31, 2023	December 31, 2022
Revolving credit facility (1)	December 14, 2026	$563.0	$584.6
Less: unamortized debt issuance costs		(2.0)	(2.2)
Revolving credit facility, net		$561.0	$582.4

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(7.0)	(7.6)
Convertible senior notes, net		$395.5	$394.9

Long-term debt, net		$956.5	$977.3
(1) Weighted-average interest rate at March 31, 2023 was 5.54%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended March 31, 2023 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Contractual interest expense	$0.3	$0.3
Interest cost related to amortization of issuance costs	0.6	0.5
Total interest expense	$0.9	$0.8

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of March 31, 2023.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2023 and 2022 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
Beginning balance, December 31, 2022	$(130.9)	$14.8	$(88.2)	$(204.3)
Other comprehensive income (loss) before reclassification	(0.1)	(0.4)	6.2	5.7
Amounts reclassified from accumulated other comprehensive income	1.0	(1.8)	(0.5)	(1.3)
Ending balance, March 31, 2023	$(130.0)	$12.6	$(82.5)	$(199.9)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2023 were $1.4 million of charges to pension expense, other than service cost, net of $0.4 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $2.4 million of interest income, net of $0.60 income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended March 31, 2023 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
Beginning balance, December 31, 2021	$(145.5)	$1.8	$(53.7)	$(197.4)
Other comprehensive income (loss) before reclassification	—	7.0	0.6	7.6
Amounts reclassified from accumulated other comprehensive income	1.6	0.3	(0.5)	1.4
Ending balance, March 31, 2022	$(143.9)	$9.1	$(53.6)	$(188.4)
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

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.2 billion in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of March 31, 2023. The Company expects to complete these obligations and recognize 70% as revenue in 2023, 25% in 2024, and the remainder after 2024.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition for each reportable segment. The table also includes a reconciliation of the disaggregated revenue to total revenue of each reportable segment.

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
(In millions)	FoodTech	AeroTech	FoodTech	AeroTech
Type of Good or Service
Recurring (1)	$219.3	$54.5	$174.2	$48.7
Non-recurring (1)	169.2	86.5	182.1	64.2
Total	388.5	141.0	356.3	112.9

Geographical Region (2)
North America	240.6	127.3	210.3	104.1
Europe, Middle East and Africa	95.2	7.2	89.4	5.3
Asia Pacific	29.8	4.9	36.0	2.7
Latin America	22.9	1.6	20.6	0.8
Total	388.5	141.0	356.3	112.9

Timing of Recognition
Point in Time	201.8	69.4	171.9	49.6
Over Time	186.7	71.6	184.4	63.3
Total	388.5	141.0	356.3	112.9
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	March 31, 2023	December 31, 2022
Contract Assets	$96.4	$89.6
Contract Liabilities	209.8	182.1

	Balances as of
	March 31, 2022	December 31, 2021
Contract Assets	104.0	94.4
Contract Liabilities	207.1	178.0

The revenue recognized during the three months ended March 31, 2023 and 2022 that was included in contract liabilities at the beginning of the period amounted to $77.1 million and $83.5 million, respectively. The remainder of the change from December 31, 2022 and December 31, 2021 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Basic earnings per share:
Net income	$25.6	$25.6
Weighted average number of shares outstanding	32.0	32.0
Basic earnings per share from net income	$0.80	$0.80
Diluted earnings per share:
Net income	$25.6	$25.6
Weighted average number of shares outstanding	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.1	0.1
Total shares and dilutive securities	32.1	32.1
Diluted earnings per share from net income	$0.80	$0.80

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2023				As of December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.9	$12.9	$—	$—	$12.1	$12.1	$—	$—
Derivatives	30.4	—	30.4	—	34.3	—	34.3	—
Total assets	$43.3	$12.9	$30.4	$—	$46.4	$12.1	$34.3	$—
Liabilities:
Derivatives	$4.7	$—	$4.7	$—	$7.2	$—	$7.2	$—
Total liabilities	$4.7	$—	$4.7	$—	$7.2	$—	$7.2	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. Investments are reported separately in other assets on the Balance Sheet, and include an unrealized gain of $0.7 million and an unrealized loss of $3.9 million as of March 31, 2023 and December 31, 2022, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $366.3 million as of March 31, 2023.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at March 31, 2023 of $553.5 million, as hedges and therefore does not apply hedge accounting.

Commodity Price Risk: The Company's operations subject us to risk related to the price volatility of certain commodities. The Company principally uses a combination of purchase orders and various short-term supply arrangements in connection with the purchase of our raw materials and components required to manufacture our products. To mitigate the commodity price risk associated with the Company's operations, the Company may enter into commodity derivative instruments. During April 2022, the Company entered into various commodity forward contracts with a maturity of less than 1 year to mitigate this commodity price volatility. All of the Company's commodity forward contracts expired as of December 31, 2022.

The fair values of our foreign currency and commodity derivative assets are recorded within other current assets and other assets, and the fair values of foreign currency and commodity derivative liabilities are recorded within other current liabilities and other liabilities. The following table presents the fair value of foreign currency derivatives, commodity derivatives, and embedded derivatives included within the Balance Sheet:

	As of March 31, 2023		As of December 31, 2022
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$5.1	$4.7	$4.5	$7.2

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

As of March 31, 2023 and December 31, 2022, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2023
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$28.8	$—	$28.8	$(2.8)	$26.0

(In millions)	As of March 31, 2023
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4.7	$—	$4.7	$(2.8)	$1.9

(In millions)	As of December 31, 2022
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$33.0	$—	$33.0	$(3.0)	$30.0

(In millions)	As of December 31, 2022
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.3	$—	$7.3	$(3.0)	$4.3

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(In millions)		2023	2022
Foreign exchange contracts	Revenue	$0.9	$(0.2)
Foreign exchange contracts	Cost of sales	0.6	(0.9)
Foreign exchange contracts	Selling, general and administrative expense	0.2	0.5
Total		1.7	(0.6)
Remeasurement of assets and liabilities in foreign currencies		(1.1)	1.1
Net gain (loss)		$0.6	$0.5

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

At March 31, 2023, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $17.0 million and as accumulated other comprehensive income, net of tax, of $12.5 million. At December 31, 2022, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $19.9 million and as accumulated other comprehensive income, net of tax, of $14.8 million.

Net Investment: The Company has entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the Statements of Income. Coupon interest from cross currency swap agreements recorded in interest expense, net was approximately $0.7 million for both the three months ended March 31, 2023 and 2022.

At March 31, 2023, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other current assets of $8.3 million and as accumulated other comprehensive income, net of tax, of $6.2 million. At December 31, 2022, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other current assets of $9.9 million and as accumulated other comprehensive income, net of tax, of $7.3 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of March 31, 2023, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended March 31,
(In millions)	2023	2022
Fixed payment revenue	$15.1	$15.6
Variable payment revenue	12.5	9.4
Operating lease revenue	$27.6	$25.0

Sales-type lease revenue	$—	$0.7

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $165.7 million at March 31, 2023, represent guarantees of future performance. The Company has also provided approximately $6.2 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for seventy-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of March 31, 2023, the gross value of such arrangements was $2.0 million, of which the Company's net exposure under such guarantees was $0.3 million.

The Company provides warranties of various lengths and terms to certain customers based on standard terms and conditions and negotiated agreements. The Company provides for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exist. The Company also provides a warranty liability when additional specific obligations are identified. The warranty obligation reflected in other current liabilities in the consolidated Balance Sheet is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Balance at beginning of period	$15.1	$12.7
Expense for new warranties	4.6	2.7
Adjustments to existing accruals	(0.3)	(0.1)
Claims paid	(4.2)	(3.0)
Added through acquisition	0.1	—
Translation	0.1	(0.1)
Balance at end of period	$15.4	$12.2

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

Business segment information was as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Revenue
FoodTech	$388.5	$356.3
AeroTech	141.0	112.9
Total revenue	529.5	469.2

Income before income taxes
Segment operating profit:
FoodTech	46.3	39.9
AeroTech	13.2	6.8
Total segment operating profit	59.5	46.7
Corporate items:
Corporate expense (1)	18.9	15.6
Restructuring expense (2)	0.6	0.5
Operating income	40.0	30.6

Pension expense, other than service cost	0.2	—
Interest expense, net	7.2	2.1
Net income before income taxes	$32.6	$28.5

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

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall FoodTech cost structure on a global basis. The initiatives under this plan will include streamlining operations and enhancing our general and administrative infrastructure. As of March 31, 2023, the Company recognized restructuring charges of $6.0 million, net of a cumulative release of the related liability of $1.3 million. The total estimated cost, net release of liability in connection with this plan is in the range of $8.0 million to $10.0 million expected to be recognized by the end of 2023.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 restructuring plan since the implementation of this plan:

	Cumulative Amount	As of the Quarter Ended	Cumulative Amount
(In millions)	Balance as of December 31, 2022	March 31, 2023	Balance as of March 31, 2023
2022/2023 restructuring plan
Severance and related expense	$5.4	$0.6	$6.0
Total Restructuring charges, net release of liability	$5.4	$0.6	$6.0

Restructuring charges, net of related release of liability, is reported in restructuring expense within the Consolidated Statements of Income. Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheets. The table below details the activities in 2023:

		Impact to Earnings
(In millions)	Balance as of December 31, 2022	Charged to Earnings	Releases	Cash Payments	Balance as of March 31, 2023
2022/2023 restructuring plan
Severance and related expense	$4.3	$1.6	$(1.0)	$(1.1)	$3.8
Total	$4.3	$1.6	$(1.0)	$(1.1)	$3.8

The Company released $1.0 million of the liability during the three months ended March 31, 2023, which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of March 31, 2023, the operating lease right-of-use asset and the lease liability related to these agreements is $3.9 million and $4.1 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our business and our results of operations, our strategic plans, our restructuring plans and expected cost savings from those plans, our liquidity and our covenant compliance. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:
•fluctuations in our financial results;
•unanticipated delays or acceleration in our sales cycles;
•deterioration of economic conditions; including impacts from supply chain delays and reduced material or component availability;
•inflationary pressures, including increases in energy, raw material, freight, and labor costs;
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
•difficulty in implementing our pure play food and beverage business strategy, including our ability to timely execute on strategic alternatives for AeroTech, and whether we can achieve the potential benefits of such strategic alternatives;
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
•a systemic failure of the banking system in the United States or globally impacting our customers' financial condition and their demand for our goods and services;
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
Executive Overview

We are a leading global technology solutions provider to high-value segments of the food and beverage and air transportation industries. We design, produce, and service sophisticated products and systems for multi-national and regional customers through our FoodTech segment. We also sell critical equipment and services to domestic and international air transportation customers through our AeroTech segment.

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

As part of the above strategy, our intent is to become a pure play food & beverage solutions company and are therefore pursuing a sale of AeroTech.

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

Business Conditions and Outlook

In terms of top–line growth, we continued to experience a healthy demand for our goods and services particularly in North America during the first quarter of 2023. Higher demand in FoodTech is driven by customer needs, particularly for aftermarket parts and services.On the AeroTech side, a continued recovery in passenger airline industry has led the passenger traffic to reach the pre-pandemic levels in North America. This has led to record high orders for our AeroTech goods and services. Looking ahead, we anticipate revenue growth in both segments through 2023 due to continued momentum in overall customer demand for our products and services and a record backlog entering into 2023.

Our operating margins improved in the quarter as a result of actions we have taken so far to mitigate the impacts of supply chain disruptions, high inflation, and labor availability affecting both FoodTech and AeroTech. We expect these trends to continue, as we take further actions that includes price increases, productivity improvements, and strategic sourcing initiatives. Additionally, we have continued to enhance our internal operating efficiency with the ongoing benefits of our restructuring programs.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months Ended March 31,		Favorable / (Unfavorable)
(In millions, except %)	2023	2022	Change	%
Total revenue	$529.5	$469.2	$60.3	12.9%
Cost of sales	371.1	329.7	(41.4)	(12.6)%
Gross profit	158.4	139.5	18.9	13.5%
Gross profit %	29.9%	29.7%	20 bps
Selling, general and administrative expense	117.8	108.4	(9.4)	(8.7)%
Restructuring expense	0.6	0.5	(0.1)	(20.0)%
Operating income	40.0	30.6	9.4	30.7%
Operating income %	7.6%	6.5%	110 bps
Pension expense, other than service cost	0.2	—	(0.2)	100.0%
Interest expense, net	7.2	2.1	(5.1)	(242.9)%
Net income before income taxes	32.6	28.5	4.1	14.4%
Income tax provision	7.0	2.9	(4.1)	(141.4)%
Net income	$25.6	$25.6	$—	—%

Total revenue for the three months ended March 31, 2023 increased $60.3 million compared to the same period in 2022. Organic revenue grew $36.5 million in the period, acquisitions provided additional revenue of $34.2 million, and foreign currency translation was unfavorable by $10.4 million in the period compared to the prior year. Growth from organic revenue was the result of increases in recurring revenue partially offset by a marginal decrease in volume for non-recurring revenue.

Operating income margin was 7.6% for the three months ended March 31, 2023 compared to 6.5% in the same period in 2022, an increase of 110 bps, as a result of the following drivers:

•Gross profit margin increased 20 bps to 29.9% compared to 29.7% in the same period last year. This increase was driven primarily by higher pricing and leveraging of fixed costs on higher volume year over year, partially offset by higher LIFO expense resulting from the on-going inflationary environment.
•Selling, general and administrative expense increased $9.4 million from prior year, and as a percent of revenue decreased 80 bps to 22.3% compared to 23.1% in the same period last year. This was due to a decrease in M&A related costs, and leveraging of fixed costs as revenue increased year-over-year, partially off-set by higher costs related to the implementation of the OmniBluTM platform and incentive compensation.
•Currency translation decreased operating income by $1.5 million.

Increase in net interest expense was primarily due to higher interest rates as well as a higher average debt balance to fund the acquisitions we made in the third quarter of 2022.

The Company's tax rate was 21.4% for the three months ended March 31, 2023 compared to 10.2% in the same period in 2022. The tax rate for the three months ended March 31, 2022 was favorably impacted by discrete items totaling $3.2 million, primarily driven by a $1.5 million tax benefit from the UK patent box regime and a $1.4 million tax benefit from the resolution of Brazilian tax litigation. There were no significant discrete items recorded for the three months ended March 31, 2023

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Three Months Ended March 31, 2023		Favorable / (Unfavorable)
(In millions, except %)	2023	2022	Change	%
Revenue
FoodTech	$388.5	$356.3	$32.2	9.0%
AeroTech	141.0	112.9	28.1	24.9%
Total revenue	$529.5	$469.2	$60.3	12.9%

Operating income before income taxes
Segment operating profit(1)(2):
FoodTech	$46.3	$39.9	$6.4	16.0%
FoodTech segment operating profit %	11.9%	11.2%	70 bps
AeroTech	13.2	6.8	6.4	94.1%
AeroTech segment operating profit %	9.4%	6.0%	340 bps
Total segment operating profit	59.5	46.7	12.8	27.4%
Total segment operating profit %	11.2%	10.0%	120 bps
Corporate items:
Corporate expense	18.9	15.6	(3.3)	(21.2)%
Restructuring expense	0.6	0.5	(0.1)	(20.0)%
Operating income	$40.0	$30.6	$9.4	30.7%
Operating income %	7.6%	6.5%	110 bps

Inbound orders:
FoodTech	$405.9	$411.8
AeroTech	232.3	153.7
Total inbound orders	$638.2	$565.5

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

FoodTech

FoodTech revenue increased by $32.2 million or 9% for the first quarter ended March 31, 2023 compared to the same period in 2022. Revenue from acquisitions contributed $34.2 million and organic revenue grew $7.7 million in the period. Foreign currency translation was unfavorable by $9.6 million in the quarter. Organic revenue growth of $7.7 million on a constant currency basis was due to additional recurring revenue of $28.9 million, partially offset by a decrease in non-recurring revenue of $21.2 million in the quarter compared to the same period in 2022.

FoodTech operating profit increased $6.4 million or 16.0% year over year, including an unfavorable foreign currency translation of $1.6 million during the period. Gross profit margins increased ~70 bps year over year contributing to a higher operating profit margin of 11.9% in 2023 compared to 11.2% in the prior year. Operating and gross profit margins increased year over year primarily due to a higher mix of organic revenue growth from higher-margin recurring revenue compared to non-recurring revenue. Selling, general and administrative expense increased $7.6 million from prior year, including $6.0 million from acquired companies, but as a percent of revenue was comparable to prior year at 22.4%.

AeroTech

JBT AeroTech's revenue increased $28.1 million or 24.9% in the first quarter of 2023 compared to the same period in 2022. This increase is comprised of a $19.6 million increase from our mobile equipment business, a $7.5 million increase in our fixed equipment business and a $1.6 million increase from our service business. Foreign currency translation was unfavorable by $0.5 million. The increase in our mobile equipment business was driven by higher equipment and aftermarket sales as a result of the continued industry recovery from COVID-19. The increase in our fixed equipment business was primarily due to strong demand from domestic customers for equipment and aftermarket. The increase in service revenue was a result of a net increase in revenue from new maintenance contracts.

JBT AeroTech’s operating profit increased $6.4 million or 94.1% in the first quarter of 2023 compared to 2022. AeroTech’s operating profit margin was 9.4% compared to 6.0% in the prior year, reflecting an increase of 340 bps. Gross profit margins increased 150 bps driven by higher pricing and leveraging of fixed costs on higher volumes. Selling, general and administrative expenses in 2023 were $0.9 million above 2022 but down 180 bps as a percent of revenue. Currency translation had an immaterial impact.

Corporate Expense

Corporate expense increased $3.3 million during the three months ended March 31, 2023, compared to the same period in 2022. The increase was driven primarily by higher LIFO expense, incentive compensation, and expense related to implementation of the OmniBluTM platform, partially offset by lower M&A related costs.

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

Restructuring

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall FoodTech cost structure on a global basis. The initiatives under this plan will include streamlining operations and our general and administrative infrastructure. As of March 31, 2023, the Company recognized restructuring charges of $6.0 million, net of a cumulative release of the related liability of $1.3 million. We estimate the total cost of full implementation will be in the range of $8.0 million to $10.0 million expected to be recognized by the end of 2023.

The following table details the cumulative amount of annualized savings and incremental savings for the 2022/2023 restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2022	During the quarter ended March 31, 2023	As of March 31, 2023
Cost of sales	$0.1	$0.5	$0.6
Selling, general and administrative	0.1	1.0	1.1
Total restructuring savings	$0.2	$1.5	$1.7

Cumulative savings for the 2022/2023 restructuring plan is in the range of $9.0 million to $12.0 million with a range of $5.0 million to $6.0 million expected to be realized for the full year 2023 and the remainder in 2024.

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

As of March 31, 2023, we had $45.7 million of cash and cash equivalents, $39.5 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and required taxpayers to amortize such expenditures in the U.S. over five years. As a result, we expect an adverse impact of approximately $20 million to our cash from operations in 2023. The impact will continue over the next four-year amortization period but decrease each year.
For the three months ended March 31, 2023, we had total operating cash flow of $21.6 million. For full year 2023, we expect to generate positive cash flows. Our liquidity as of March 31, 2023, or cash plus borrowing ability under our revolving credit facilities, was $542.8 million.

The cash flows generated by our operations and borrowings are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, and other financing arrangements.

Based on our current capital allocation objectives, during 2023, we anticipate capital expenditures to be between $60 million and $70 million, which includes about $12 million to $14 million of continued capitalized investment in our digital platform OmniBluTM. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. We believe JBT's strong balance sheet, operating cash flows, and access to capital as of March 31, 2023, positions us to successfully navigate through the current challenging economic conditions as we continue to invest in growth strategies including our acquisition program and new product development.

Cash Flows

Cash flows for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Cash provided by operating activities	$21.6	$39.1
Cash required by investing activities	(18.9)	(27.0)
Cash required by financing activities	(30.0)	(7.6)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.1)	0.9
(Decrease) increase in cash and cash equivalents	$(27.4)	$5.4

Cash provided by operating activities during the three months ended March 31, 2023 was $21.6 million, representing a $17.5 million decrease compared to the same period in 2022. This decrease was driven primarily by a continued investment in inventory, an increase in payments of accounts payable, and lower customer collection of advance payments, partially offset by higher customer collections for trade receivables and lower pension contributions.

Cash required by investing activities during the three months ended March 31, 2023 was $(18.9) million, a decrease of $8.1 million compared to the same period in 2022, primarily due to lower spending on capital expenditures partially offset by higher M&A related costs year over year.

Cash required by financing activities of $(30.0) million during the three months ended March 31, 2023, an increase of $22.4 million compared to same period in 2022. This increase was primarily due to higher debt repayments for our revolving credit facility year over year.

Financing Arrangements

As of March 31, 2023 we had $563.0 million drawn on and $730.6 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of March 31, 2023, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

On May 28, 2021, we closed a private offering of $402.5 million aggregate principal amount of the Company's 0.25% Convertible Senior Notes due 2026 to qualified institutional buyers, resulting in net proceeds to us of approximately $392.2 million after deducting initial purchasers’ discounts. The convertible notes will mature on May 15, 2026 unless earlier converted, redeemed or repurchased. Concurrently with the issuance of the Notes, we entered into the convertible note hedge transactions that reduce potential dilution upon conversion of the Notes and entered into the warrant transactions to raise additional capital to partially offset the costs of entering into the Note hedge transactions.

For additional information about our convertible secured notes, convertible note hedge and warrant transactions, refer to Note 6. Debt of the Notes to Condensed Consolidated Financial Statements.

As of March 31, 2023, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

As a result, as of March 31, 2023, a significant portion of our total outstanding debt of $965.5 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and a portion of revolving credit facility subject to an average fixed rate of 0.82%. Approximately $313.0 million, or 32%, remained subject to floating, or market rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023. We have concluded that, as of March 31, 2023, our disclosure controls and procedures were:

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

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended March 31, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in Item 1A. "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2023:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1, 2023 through January 31, 2023	—	$—	—	$22.3
February 1, 2023 through February 28, 2023	—	—	—	22.3
March 1, 2023 through March 31, 2023	—	—	—	22.3
	—	$—	—	$22.3

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1	Amended and Restated Executive Severance Pay Plan, as amended February 22, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 28, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Vice President, Corporate Controller and duly authorized officer
(Principal Accounting Officer)
Date: April 26, 2023