Form 10-Q
period 2023-06-30
John Bean Technologies CORP
filed 2023-08-03
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2023
Common Stock, par value $0.01 per share	31,837,903

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue:
Product revenue	$387.3	$355.4	$733.8	$677.1
Service revenue	40.4	38.6	82.4	73.2
Total revenue	427.7	394.0	816.2	750.3
Operating expenses:
Cost of products	257.0	242.4	488.8	458.9
Cost of services	24.4	22.9	49.1	42.9
Selling, general and administrative expense	100.4	95.9	204.1	192.1
Restructuring expense	2.5	0.8	3.3	1.4
Operating income	43.4	32.0	70.9	55.0
Pension expense, other than service cost	0.2	—	0.4	—
Interest expense, net	7.1	2.1	13.6	3.9
Income from continuing operations before income taxes	36.1	29.9	56.9	51.1
Income tax provision	8.4	4.2	12.8	5.5
Income from continuing operations	27.7	25.7	44.1	45.6
Income from discontinued operations, net of taxes	3.3	7.7	12.5	13.4
Net income	$31.0	$33.4	$56.6	$59.0

Basic earnings per share from:
Continuing operations	$0.87	$0.81	$1.38	$1.42
Discontinued operations	0.10	0.24	0.39	0.42
Net income	$0.97	$1.05	$1.77	$1.84
Diluted earnings per share from:
Continuing operations	$0.87	$0.80	$1.37	$1.42
Discontinued operations	0.10	0.24	0.39	0.42
Net income	$0.97	$1.04	$1.76	$1.84

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Net income	$31.0	$33.4	$56.6	$59.0
Other comprehensive income, net of taxes
Foreign currency translation adjustments	(1.7)	(26.7)	4.0	(26.6)
Pension and other postretirement benefits adjustments	1.0	1.4	1.9	3.0
Derivatives designated as hedges	0.9	1.8	(1.3)	9.1
Other comprehensive income	0.2	(23.5)	4.6	(14.5)
Comprehensive income	$31.2	$9.9	$61.2	$44.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	June 30, 2023	December 31, 2022
Assets:
Current Assets:
Cash and cash equivalents	$42.8	$71.7
Trade receivables, net of allowances	213.3	200.5
Contract assets	66.3	65.1
Inventories	237.2	239.8
Other current assets	77.5	75.8
Current assets held for sale	249.7	216.1
Total current assets	886.8	869.0
Property, plant and equipment, net of accumulated depreciation of $315.8 and $306.0 respectively	246.6	245.4
Goodwill	776.1	770.1
Intangible assets, net	410.3	430.1
Other assets	182.6	183.1
Non-current assets held for sale	85.4	85.8
Total Assets	$2,587.8	$2,583.5

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$0.9	$0.6
Accounts payable, trade and other	137.4	170.6
Advance and progress payments	192.1	173.7
Other current liabilities	149.9	157.8
Current liabilities held for sale	129.7	117.8
Total current liabilities	610.0	620.5
Long-term debt	949.6	977.3
Accrued pension and other postretirement benefits, less current portion	28.7	32.0
Other liabilities	65.9	79.9
Non-current liabilities held for sale	12.4	11.1
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2023 or 2022	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2023: 31,861,680 issued, and 31,837,364 outstanding; December 31, 2022: 31,861,680 issued, and 31,803,721 outstanding	0.3	0.3
Common stock held in treasury, at cost June 30, 2023: 24,316 shares; December 31, 2022: 57,959 shares	(2.2)	(5.3)
Additional paid-in capital	221.3	220.7
Retained earnings	901.5	851.3
Accumulated other comprehensive loss	(199.7)	(204.3)
Total stockholders' equity	921.2	862.7
Total Liabilities and Stockholders' Equity	$2,587.8	$2,583.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2023	2022
Cash flows from continuing operating activities:
Income from continuing operations	$44.1	$45.6
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	46.2	36.6
Stock-based compensation	4.6	4.0
Other	6.6	3.5
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(15.5)	(10.8)
Inventories	0.1	(47.8)
Accounts payable, trade and other	(29.0)	21.9
Advance and progress payments	20.8	29.5
Accrued pension and other postretirement benefits, net	(1.5)	(2.7)
Other assets and liabilities, net	(13.8)	(4.8)
Cash provided by continuing operating activities	62.6	75.0
Cash flows from continuing investing activities:
Acquisitions, net of cash acquired	(0.1)	(0.4)
Capital expenditures	(35.3)	(42.7)
Proceeds from disposal of assets	0.5	0.6
Cash required by continuing investing activities	(34.9)	(42.5)
Cash flows from continuing financing activities:
Net proceeds on short-term debt	0.2	—
Net payments for domestic credit facilities	(33.0)	0.9
Settlement of taxes withheld on stock-based compensation awards	(1.6)	(1.2)
Dividends	(6.4)	(6.7)
Common stock repurchases	—	(2.3)
Cash required by continuing financing activities	(40.8)	(9.3)
Net (decrease) increase in cash from continuing operations	(13.1)	23.2

Cash flows from discontinued operations:
Cash required by operating activities of discontinued operations, net	(11.7)	(30.2)
Cash required by investing activities of discontinued operations, net	(3.0)	(1.7)
Net cash required by discontinued operations	(14.7)	(31.9)

Effect of foreign exchange rate changes on cash and cash equivalents	(0.6)	(2.0)
Net decrease in cash and cash equivalents	(28.4)	(10.7)

Cash and cash equivalents from continuing operations, beginning of period	71.7	76.9
Add: Cash and cash equivalents from discontinued operations, beginning of period	1.4	1.9
Add: Net decrease in cash and cash equivalents	(28.4)	(10.7)
Less: Cash and cash equivalents from discontinued operations, end of period	(1.9)	(1.5)
Cash and cash equivalents from continuing operations, end of period	$42.8	$66.6

Supplemental Cash Flow Information for Continuing Operations:
Non-cash investing in capital expenditures, accrued but not paid	$2.0	$14.9

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2023	$0.3	$(3.7)	$220.6	$873.7	$(199.9)	$891.0
Net income	—	—	—	31.0	—	31.0
Issuance of treasury stock	—	1.5	(1.5)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.2	—	—	—	—	(1.7)	(1.7)
Derivatives designated as hedges, net of income taxes of $(0.4)	—	—	—	—	0.9	0.9
Pension and other postretirement liability adjustments, net of income taxes of $(0.3)	—	—	—	—	1.0	1.0
Stock-based compensation expense	—	—	2.7	—	—	2.7
Taxes withheld on issuance of stock-based awards	—	—	(0.5)	—	—	(0.5)
Balance at June 30, 2023	$0.3	$(2.2)	$221.3	$901.5	$(199.7)	$921.2

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2022	$0.3	$(5.3)	$220.7	$851.3	$(204.3)	$862.7
Net income	—	—	—	56.6	—	56.6
Issuance of treasury stock	—	3.1	(3.1)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.4)	—	(6.4)
Foreign currency translation adjustments, net of income taxes of $0.6	—	—	—	—	4.0	4.0
Derivatives designated as hedges, net of income taxes of $0.4	—	—	—	—	(1.3)	(1.3)
Pension and other postretirement liability adjustments, net of income taxes of $(0.6)	—	—	—	—	1.9	1.9
Stock-based compensation expense	—	—	5.3	—	—	5.3
Taxes withheld on issuance of stock-based awards	—	—	(1.6)	—	—	(1.6)
Balance at June 30, 2023	$0.3	$(2.2)	$221.3	$901.5	$(199.7)	$921.2

	Three Months Ended June 30, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2022	$0.3	$—	$215.9	$755.8	$(188.4)	$783.6
Net income	—	—	—	33.4	—	33.4
Issuance of treasury stock	—	2.3	(2.3)	—	—	—
Share repurchases	—	(2.3)	—	—	—	(2.3)
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $(1.5)	—	—	—	—	(26.7)	(26.7)
Derivatives designated as hedges, net of income taxes of $(0.6)	—	—	—	—	1.8	1.8
Pension and other postretirement liability adjustments, net of income taxes of $(0.5)	—	—	—	—	1.4	1.4
Stock-based compensation expense	—	—	3.0	—	—	3.0
Taxes withheld on issuance of stock-based awards	—	—	(1.2)	—	—	(1.2)
Balance at June 30, 2022	$0.3	$—	$215.4	$786.0	$(211.9)	$789.8

	Six Months Ended June 30, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2021	$0.3	$—	$214.2	$733.4	$(197.4)	$750.5
Net income	—	—	—	59.0	—	59.0
Issuance of treasury stock	—	2.3	(2.3)	—	—	—
Share repurchases	—	(2.3)	—	—	—	(2.3)
Common stock cash dividends, $0.20 per share	—	—	—	(6.4)	—	(6.4)
Foreign currency translation adjustments, net of income taxes of $(1.7)	—	—	—	—	(26.6)	(26.6)
Derivatives designated as hedges, net of income taxes of $(3.2)	—	—	—	—	9.1	9.1
Pension and other postretirement liability adjustments, net of income taxes of $(1.0)	—	—	—	—	3.0	3.0
Stock-based compensation expense	—	—	4.7	—	—	4.7
Taxes withheld on issuance of stock-based awards	—	—	(1.2)	—	—	(1.2)
Balance at June 30, 2022	$0.3	$—	$215.4	$786.0	$(211.9)	$789.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
John Bean Technologies Corporation and its majority-owned consolidated subsidiaries (the “Company,” “JBT,” “our,” “us,” or “we”) provide global technology solutions to high-value segments of the food and beverage industries. The Company designs, produces and services sophisticated products and systems for multi-national and regional customers. The Company has manufacturing operations worldwide that are strategically located to facilitate delivery of its products and services to its customers.

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

Discontinued Operations
On August 1, 2023, the Company completed the sale of AeroTech business to Oshkosh Corporation, a Wisconsin corporation (the "Purchaser"). This sale was made pursuant to the Stock and Asset Purchase Agreement ("Purchase Agreement"), dated May 26, 2023, by and between the Company and the Purchaser to sell AeroTech and certain related assets and liabilities for a base purchase price of $800 million subject to transaction costs and post-closing purchase price adjustments under the Purchase Agreement. As a result and in accordance with ASC 205-20, the Company determined that AeroTech met the criteria to be presented as a discontinued operation during the second quarter of 2023. Accordingly, the financial results of AeroTech have been presented as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The assets and liabilities of AeroTech are reflected as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets for all periods presented. Amounts pertaining to results of operations, financial condition and cash flows throughout the document are from the Company's continuing operations unless otherwise noted. Refer to Note 2, Discontinued Operations, for further discussion.

Business Segments
The Company has determined that it operates in a single reporting segment for continued operations, with the AeroTech reporting segment considered as discontinued operations as of June 30, 2023. The Company's Chief Executive Officer is the chief operating decision maker (CODM), who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. The key measures reviewed by the CODM for these purposes are most notably adjusted EBITDA from continuing operations and adjusted EBITDA margin from continuing operations. Adjusted EBITDA is EBITDA adjusted for items that are not reflective of ongoing operations.

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

Recently Adopted Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU No. 2020-04”). ASU No. 2020-04 provides that an entity can elect not to apply certain required modification accounting in U.S. GAAP to contracts where all changes to the critical terms relate to reference rate reform (e.g., the expected discontinuance of LIBOR and the transition to an alternative reference interest rate, etc.). In addition, the rule provides optional expedients and exceptions that enable entities to continue to apply hedge accounting for hedging relationships where one or more of the critical terms change due to reference rate reform. The rule became effective for all entities as of March 12, 2020 and is set to expire after December 31, 2024 as per ASU No. 2022-06, issued in December 2022. During 2023, the Company adopted the practical expedient provided under ASU 2020-04 related to its debt and interest rate swap arrangements and as such, any amendments are treated as a continuation of the existing agreements and no gain or loss on the modification is recorded.

NOTE 2. DISCONTINUED OPERATIONS

As disclosed in Note 1, on August 1, 2023, the Company completed the sale of the AeroTech business in pursuant to the Purchase Agreement, dated May 26, 2023, it entered with the Oshkosh Corporation in exchange for $800 million in cash, subject to certain adjustments set forth in the Purchase Agreement. The sale of AeroTech supports the Company's strategy to become a pure-play food and beverage solutions provider.

In accordance with ASC 205-20, the Company determined that the AeroTech business met the criteria to be presented as a discontinued operation during the second quarter of 2023. Accordingly, the financial results of AeroTech have been classified as "Income from discontinued operations, net of taxes” in the Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2023 and 2022. The Company also determined that as of June 30, 2023, the criteria in ASC 360-10 had been met and as a result, the assets and liabilities of AeroTech are presented separately as assets and liabilities held for sale in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. Additionally, beginning May 26, 2023, in accordance with ASC 360, the Company ceased recording depreciation and amortization for property, plant and equipment, intangible assets, and right of use assets for the discontinued operations.

In connection with the entry into the Purchase Agreement to sell AeroTech, the Company and the Purchaser have entered into a Transition Services Agreement (the "TSA") for the provision of information technology related services for 12 months and of other services for up to 6 months to support the transition of the AeroTech business, subject to the terms and conditions set forth therein. In addition, the TSA provides the Purchaser options to extend the term for information related services for up to another 6 months.

Summarized Discontinued Operations and Held for Sale Financial Information

The following table summarizes the results of operations classified as discontinued operations, net of taxes, in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Revenue	$164.3	$148.3	$305.3	$261.2
Operating expenses:
Cost of sales	136.4	125.7	251.0	218.9
Selling, general and administrative expense	19.9	12.4	33.8	24.5
Operating income	8.0	10.2	20.5	17.8
Interest expense	0.8	0.4	1.6	0.7
Income from discontinued operations before income taxes	7.2	9.8	18.9	17.1
Income tax provision	3.9	2.1	6.4	3.7
Income from discontinued operations, net of taxes	$3.3	$7.7	$12.5	$13.4

Certain indirect costs included within Selling, general and administrative expense in the Condensed Consolidated Statements of Income that were previously allocated to the AeroTech reportable segment do not qualify for classification within discontinued operations and are now reported as Selling, general and administrative expense in continuing operations. As a result, Selling, general and administrative expense for the AeroTech reportable segment decreased $0.3 million and $1.1 million for the three and six months ended June 30, 2023, respectively, and decreased $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively.

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company's debt that is not directly attributed to the AeroTech business. Interest expense was allocated based on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt.

In accordance with ASC 740-10-30, Income Taxes, the Company reassessed the realizability of deferred tax assets associated with discontinued operations. As a result of this reassessment, a valuation allowance of $2.4 million was recorded in the discontinued operations’ tax provision for the three months ended June 30, 2023.

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held for sale in the accompanying Condensed Consolidated Balance Sheets as of the periods presented below:

(In millions)	June 30, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$1.9	$1.4
Trade receivables, net of allowances	100.5	98.5
Contract assets	38.9	24.5
Inventories	102.1	82.7
Other current assets	6.3	9.0
Total current assets held for sale	$249.7	$216.1
Property, plant and equipment, net of accumulated depreciation of $40.0 and $40.4, respectively	$25.5	$24.5
Goodwill	37.9	37.7
Intangible assets, net	14.4	15.3
Other assets	7.6	8.3
Total non-current assets held for sale	$85.4	$85.8

Liabilities:
Accounts payable	$73.1	$66.4
Advance and progress payments	26.5	20.9
Other current liabilities	30.1	30.5
Total current liabilities held for sale	$129.7	$117.8
Total non-current liabilities held for sale	$12.4	$11.1

NOTE 3. ACQUISITIONS

During fiscal year 2022, the Company acquired 100% of the voting equity of two businesses. The Company did not make any acquisitions during the six months ended June 30, 2023. A summary of the acquisitions made during 2022 is as follows:

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

(In millions)	Bevcorp(1)	Alco(2)	Total
Financial assets	$20.8	$9.1	$29.9
Inventories	33.1	11.7	44.8
Property, plant and equipment	5.5	0.9	6.4
Customer relationship(3)	127.0	9.2	136.2
Patents and acquired technology(3)	3.8	4.7	8.5
Trademarks(3)	10.0	3.2	13.2
Financial liabilities	(18.7)	(19.9)	(38.6)
Total identifiable net assets	$181.5	$18.9	$200.4

Cash consideration paid	$294.9	$44.0	$338.9
Cash acquired	5.7	3.9	9.6
Net consideration	$289.2	$40.1	$329.3

Goodwill(4)	$113.4	$25.1	$138.5

(1)The purchase accounting for Bevcorp was final as of March 31, 2023.
(2)During the quarter ended June 30, 2023, the Company recorded a decrease in cash consideration paid by $1.1 million due to the finalization of the working capital adjustments, resulting in a corresponding decrease in goodwill. The purchase accounting for Alco is final as of June 30, 2023.
(3)The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from six to twenty-four years. The intangible assets acquired in 2022 have weighted average useful lives of twenty-three years for trademarks, twenty years for customer relationship, and seven years for patents and acquired technology.
(4)The Company expects goodwill of $135.4 million from these acquisitions to be deductible for income tax purposes.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by were as follows:

(In millions)
Balance as of December 31, 2022	$770.1
Acquisitions	(1.0)
Currency translation	7.0
Balance as of June 30, 2023	$776.1

Intangible assets consisted of the following:

	June 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$423.4	$134.1	$420.8	$118.6
Patents and acquired technology	171.7	99.6	169.6	90.6
Trademarks	53.6	15.2	53.1	14.6
Non-amortizing intangible assets	10.5	—	10.4	—
Other	8.8	8.8	8.6	8.6
Total intangible assets	$668.0	$257.7	$662.5	$232.4

NOTE 5. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2023	December 31, 2022
Raw materials	$29.2	$33.6
Work in process	56.0	54.6
Finished goods	197.5	195.0
Gross inventories before valuation adjustments	282.7	283.2
LIFO reserves	(26.0)	(24.2)
Valuation adjustments	(19.5)	(19.2)
Net inventories	$237.2	$239.8

NOTE 6. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Service cost	$0.3	$0.4	$0.6	$0.9
Interest cost	3.3	1.9	6.5	3.8
Expected return on plan assets	(4.3)	(3.9)	(8.6)	(7.8)
Amortization of net actuarial losses	1.2	2.0	2.5	4.0
Net periodic cost	$0.5	$0.4	$1.0	$0.9

The Company expects to contribute $14.5 million to its pension and other post-retirement benefit plans in 2023. The pension contributions will be primarily for the U.S. qualified pension plan, and all of the contributions are expected to be in the form of cash. The Company has made no contribution to the U.S. qualified pension plan during the six months ended June 30, 2023.

NOTE 7. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	June 30, 2023	December 31, 2022
Revolving credit facility (1)	December 14, 2026	$555.4	$584.6
Less: unamortized debt issuance costs		(1.8)	(2.2)
Revolving credit facility, net		$553.6	$582.4

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(6.5)	(7.6)
Convertible senior notes, net		$396.0	$394.9

Long-term debt, net		$949.6	$977.3
(1) Weighted-average interest rate at June 30, 2023 was 6.55%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended June 30, 2023 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Contractual interest expense	$0.2	$0.2	$0.5	$0.5
Interest cost related to amortization of issuance costs	0.5	0.6	1.1	1.1
Total interest expense	$0.7	$0.8	$1.6	$1.6

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of June 30, 2023.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2023 and 2022 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
Beginning balance, March 31, 2023	$(130.0)	$12.6	$(82.5)	$(199.9)
Other comprehensive income (loss) before reclassification	0.1	2.8	(1.2)	1.7
Amounts reclassified from accumulated other comprehensive income	0.9	(1.9)	(0.5)	(1.5)
Ending balance, June 30, 2023	$(129.0)	$13.5	$(84.2)	$(199.7)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2023 were $1.2 million of charges to pension expense, other than service cost, net of $0.3 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $2.6 million of interest income, net of $0.7 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2023 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

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

Changes in the AOCI balances for the six months ended June 30, 2023 and 2022 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
Beginning balance, December 31, 2022	$(130.9)	$14.8	$(88.2)	$(204.3)
Other comprehensive income before reclassification	—	2.4	5.0	7.4
Amounts reclassified from accumulated other comprehensive income	1.9	(3.7)	(1.0)	(2.8)
Ending balance, June 30, 2023	$(129.0)	$13.5	$(84.2)	$(199.7)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2023 were $2.5 million of charges to pension expense, other than service cost, net of $0.6 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $5.0 million of interest income, net of $1.3 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the six months ended June 30, 2023 were $1.4 million of benefit in interest expense, net of $0.4 million income tax provision.

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
Beginning balance, December 31, 2021	$(145.5)	$1.8	$(53.7)	$(197.4)
Other comprehensive income before reclassification	—	8.8	(25.6)	(16.8)
Amounts reclassified from accumulated other comprehensive income	3.0	0.3	(1.0)	2.3
Ending balance, June 30, 2022	$(142.5)	$10.9	$(80.3)	$(211.9)
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

NOTE 9. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $697.4 million in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of June 30, 2023. The Company expects to complete these obligations and recognize 56% as revenue in 2023, 38% in 2024, and the remainder after 2024.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Type of Good or Service
Recurring (1)	$217.1	$181.4	$436.4	$355.5
Non-recurring (1)	210.6	212.6	379.8	394.8
Total	427.7	394.0	816.2	750.3

Geographical Region (2)
North America	258.1	226.2	498.7	436.0
Europe, Middle East and Africa	103.2	103.6	198.4	192.8
Asia Pacific	41.2	35.4	71.0	71.4
Latin America	25.2	28.8	48.1	50.1
Total	427.7	394.0	816.2	750.3

Timing of Recognition
Point in Time	216.9	179.2	418.8	351.1
Over Time	210.8	214.8	397.4	399.2
Total	427.7	394.0	816.2	750.3
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	June 30, 2023	December 31, 2022
Contract Assets	$66.3	$65.1
Contract Liabilities	182.8	161.2

	Balances as of
	June 30, 2022	December 31, 2021
Contract Assets	63.6	69.0
Contract Liabilities	183.6	156.5

The revenue recognized during the six months ended June 30, 2023 and 2022 that was included in contract liabilities at the beginning of the period amounted to $112.0 million and $106.4 million, respectively. The remainder of the change from December 31, 2022 and December 31, 2021 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Basic earnings per share:
Numerator:
Income from continuing operations	$27.7	$25.7	$44.1	$45.6
Income from discontinued operations, net of tax	3.3	7.7	12.5	13.4
Net income	$31.0	$33.4	$56.6	$59.0
Denominator:
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Basic earnings per share from:
Continuing operations	$0.87	$0.81	$1.38	$1.42
Discontinued operations	0.10	0.24	0.39	0.42
Net income	$0.97	$1.05	$1.77	$1.84
Diluted earnings per share:
Numerator:
Income from continuing operations	$27.7	$25.7	$44.1	$45.6
Income from discontinued operations, net of tax	3.3	7.7	12.5	13.4
Net income	$31.0	$33.4	$56.6	$59.0
Denominator:
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.1	0.1	0.1	0.1
Total shares and dilutive securities	32.1	32.1	32.1	32.1
Diluted earnings per share from:
Continuing operations	$0.87	$0.80	$1.37	$1.42
Discontinued operations	0.10	0.24	0.39	0.42
Net income	$0.97	$1.04	$1.76	$1.84

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2023				As of December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$11.2	$11.2	$—	$—	$12.1	$12.1	$—	$—
Derivatives	31.3	—	31.3	—	34.3	—	34.3	—
Total assets	$42.5	$11.2	$31.3	$—	$46.4	$12.1	$34.3	$—
Liabilities:
Derivatives	$9.8	$—	$9.8	$—	$7.2	$—	$7.2	$—
Total liabilities	$9.8	$—	$9.8	$—	$7.2	$—	$7.2	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of June 30, 2023, $2.5 million of investments are recorded in other current assets on the Balance Sheet related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in other assets on the Balance Sheet. Investments include an unrealized gain of $1.4 million and an unrealized loss of $3.9 million as of June 30, 2023 and December 31, 2022, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $383.3 million as of June 30, 2023.

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

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at June 30, 2023 of $468.9 million, as hedges and therefore does not apply hedge accounting.

The fair values of our foreign currency derivative assets are recorded within other current assets and other assets, and the fair values of foreign currency derivative liabilities are recorded within other current liabilities and other liabilities. The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of June 30, 2023		As of December 31, 2022
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$5.4	$9.8	$4.5	$7.2

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

As of June 30, 2023 and December 31, 2022, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2023
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$30.2	$—	$30.2	$(4.1)	$26.1

(In millions)	As of June 30, 2023
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$9.8	$—	$9.8	$(4.1)	$5.7

(In millions)	As of December 31, 2022
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$33.0	$—	$33.0	$(3.0)	$30.0

(In millions)	As of December 31, 2022
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.3	$—	$7.3	$(3.0)	$4.3

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2023	2022	2023	2022
Foreign exchange contracts	Revenue	$(2.8)	$(4.7)	$(1.9)	$(4.9)
Foreign exchange contracts	Cost of sales	0.9	(1.4)	1.4	(2.3)
Foreign exchange contracts	Selling, general and administrative expense	—	0.9	0.2	1.4
Commodity contracts	Income from discontinued operations	—	(0.5)	—	(0.5)
Total		(1.9)	(5.7)	(0.3)	(6.3)
Remeasurement of assets and liabilities in foreign currencies		0.5	3.1	(0.3)	4.1
Net gain (loss)		$(1.4)	$(2.6)	$(0.6)	$(2.2)

Interest Rates: The Company has entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. These interest rate swaps fix the interest rate applicable to certain of the Company's variable-rate debt. The agreements swap one-month SOFR rates for fixed rates. The Company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss).

At June 30, 2023, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $18.2 million and as accumulated other comprehensive income, net of tax, of $13.5 million. At December 31, 2022, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $19.9 million and as accumulated other comprehensive income, net of tax, of $14.8 million.

Net Investment: The Company has entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements are designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the Statements of Income. Coupon interest from cross currency swap agreements recorded in interest expense, net was approximately $0.7 million for both the three months ended June 30, 2023 and 2022 and approximately $1.4 million for both the six months ended June 30, 2023 and 2022.

At June 30, 2023, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other current assets of $7.7 million and as accumulated other comprehensive income, net of tax, of $5.7 million. At December 31, 2022, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other current assets of $9.9 million and as accumulated other comprehensive income, net of tax, of $7.3 million.

Refer to Note 11. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2023, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 13. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Fixed payment revenue	$16.5	$16.8	$31.6	$32.3
Variable payment revenue	9.3	7.0	21.8	16.4
Operating lease revenue	$25.8	$23.8	$53.4	$48.7

Sales-type lease revenue	$2.0	$1.7	$2.0	$2.5

Refer to Note 16. Related Party Transactions for details of operating lease agreements with related parties.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

Liabilities are established for pending legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitration, it is not considered probable that a liability has been incurred or not possible to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no liability would be recognized until that time.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $30.4 million at June 30, 2023, represent guarantees of future performance. The Company has also provided approximately $6.2 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for seventy-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of June 30, 2023, the gross value of such arrangements was $2.0 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Balance at beginning of period	$11.1	$8.9	$10.8	$9.4
Expense for new warranties	3.1	2.0	7.7	3.8
Adjustments to existing accruals	0.1	(0.2)	(0.2)	(0.3)
Claims paid	(5.0)	(1.8)	(9.2)	(3.9)
Added through acquisition	—	0.1	0.1	0.1
Translation	—	(0.3)	0.1	(0.4)
Balance at end of period	$9.3	$8.7	$9.3	$8.7

NOTE 15. RESTRUCTURING

Restructuring charges primarily consist of employee separation benefits under existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs, asset impairment charges and other costs that are associated with restructuring actions. Certain restructuring charges are accrued prior to payments made in accordance with applicable guidance. For such charges, the amounts are determined based on estimates prepared at the time the restructuring actions were approved by management. Inventory write offs due to restructuring are reported in Cost of products and all other restructuring charges are reported as Restructuring expenses in the Statements of Income.

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan include streamlining operations and enhancing our general and administrative infrastructure. As of June 30, 2023, the Company recognized restructuring charges of $8.7 million, net of a cumulative release of the related liability of $1.9 million. The total estimated cost, net release of liability in connection with this plan was revised in the current quarter from $8.0 million to $10.0 million to a range of $16.0 million to $18.0 million, all of which is expected to be recognized by the end of 2023. These changes are due to additional actions being taken to support our streamlining operations under this plan.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 restructuring plan since the implementation of this plan:

	Cumulative Amount	As of the Quarter Ended		Cumulative Amount
(In millions)	Balance as of December 31, 2022	March 31, 2023	June 30, 2023	Balance as of June 30, 2023
2022/2023 restructuring plan
Severance and related expense	$5.4	$0.6	$2.7	$8.7
Total Restructuring charges, net release of liability	$5.4	$0.6	$2.7	$8.7

Restructuring charges, net of related release of liability, is reported in restructuring expense within the Consolidated Statements of Income. Liability balances for restructuring activities are included in other current liabilities in the accompanying Balance Sheets. The table below details the activities in 2023:

		Impact to Earnings
(In millions)	Balance as of December 31, 2022	Charged to Earnings	Releases	Cash Payments	Balance as of June 30, 2023
2022/2023 restructuring plan
Severance and related expense	$4.3	$4.8	$(1.5)	$(2.8)	$4.8
Total	$4.3	$4.8	$(1.5)	$(2.8)	$4.8

The Company released $1.5 million of the liability during the six months ended June 30, 2023, which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of June 30, 2023, the operating lease right-of-use asset and the lease liability related to these agreements is $3.7 million and $4.0 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

On August 1, 2023, the Company completed the sale of the AeroTech business to the Oshkosh Corporation, a Wisconsin corporation in exchange for cash consideration of $817.6 million. This sale was made pursuant to the Purchase Agreement, dated May 26, 2023, by and between the Company and the Purchaser to sell AeroTech and certain related assets and liabilities and is subject to post-closing purchase price adjustments under the Purchase Agreement.

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

If one or more of those or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by our forward-looking statements. The forward-looking statements included in this Form 10-Q are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-

looking statement made by us or on our behalf, whether as a result of new information, future developments, subsequent events or changes in circumstances or otherwise.
Executive Overview

We are a leading global technology solutions provider to high-value segments of the food and beverage industries. We design, produce, and service sophisticated products and systems for multi-national and regional customers.

In early 2022, we announced our Elevate 2.0 strategy that capitalizes on favorable trends, as well as our leadership position, in the food and beverage processing industry. This strategy is based on a four-pronged approach to deliver continued growth and margin expansion.

•Organic Growth. Our broad application knowledge, engineering expertise, and global sales and service allow us to work alongside our customers to develop critical products and solutions across a diverse set of food & beverage end markets. JBT is benefiting from strong commercial and market trends, which create meaningful opportunities for continued new product innovation and R&D in support of our customers’ needs. Additionally, our cross-selling abilities, investment opportunities in developing geographies, and aftermarket capabilities provide meaningful growth opportunities for us globally.

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

On August 1, 2023, we completed the previously announced sale of the AeroTech business. AeroTech markets its solutions and services to domestic and international airport authorities, passenger airlines, airfreight and ground handling companies, defense forces and defense contractors. This sale was made pursuant to the Stock and Asset Purchase Agreement dated May 26, 2023, to sell the AeroTech business to Oshkosh Corporation. This divestiture supports the Company's strategy to become a pure-play food and beverage solutions provider.

We operate under the JBT Business System which provides a level of process rigor across the Company and is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious resources; and giving back to the communities where we live and work. Our equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, and maximize efficiency in order to create shared value for our food and beverage customers. While the majority of our impact lies within the solutions offered to our customers, our commitment to environmental responsibility extends to our own operations. We strive for our own facilities to operate efficiently and safely, much like the solutions we provide to our customers. We recognize the responsibility we have to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization designed to ensure more diversity in our leadership and hiring practices.

Business Conditions and Outlook

In terms of top–line growth for our continuing operations, we captured solid orders in the second quarter driven by several major orders from the pharmaceutical and nutraceutical industry and for Automated Guided Vehicles. However, demand from our core meat and poultry end markets remains under pressure given a weak wholesale pricing environment. While our diversified product and end market mix provides stability, most of the large project orders booked in the second quarter will translate to revenue in 2024.

Looking forward, our priority is optimizing our opportunities and managing a smooth transition to a pure-play food and beverage technology company. A critical part of that will be deploying capital to acquire businesses that complement existing operations and expanding our end markets to build a compelling portfolio of solutions for our food & beverage customers.

Our operating margins for continuing operations has improved in the quarter as a result of actions we have taken so far to mitigate the impacts of supply chain disruptions, high inflation, and labor availability. We expect these trends to continue, as we take further actions that includes price increases, productivity improvements, and strategic sourcing initiatives. Additionally, we have continued to enhance our internal operating efficiency with the ongoing benefits of our restructuring programs.

Components of Results of Operations

Revenue

We derive our revenue from sale or operating lease of equipment as well as sale of related aftermarket goods and services and software. Revenue for equipment and software licenses is considered as non-recurring, whereas revenue for aftermarket goods and services, re-build service for customer-owned equipment, operating lease of equipment, and subscription-based software applications is considered as recurring.

Cost of Sales

Cost of sales are costs that are directly related to manufacturing equipment or parts we sell, providing services that generate service revenue, and other direct costs incurred to fulfill contracts with the customer. Costs includes direct costs, such as labor and raw materials and indirect costs such as manufacturing overheads and amortization of capitalized software to be sold, and patents and acquired technology intangible assets.

Selling, General and Administrative

Selling expense primarily consists of employee-related expenses for sales, marketing and public relations employees. Selling expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales.

General and administrative consists of employee-related expenses, stock based compensation and other expenses that support finance, human resource, legal, and internal-use information technology functions at our business units and our corporate offices. General and administrative expense incurred at our corporate offices, including the impact of unusual or strategic events not representative of segment operations, as well as stock based compensation for all employees are considered as our corporate expenses.

Restructuring expense

Restructuring expense consists of costs from our 2022/2023 Restructuring Plan. For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to Condensed Consolidated Financial Statements.

Pension expense, other than service costs

Pension expense, other than service costs are related to our domestic and foreign defined benefit pension and other post-employment benefit plans.

Interest Expense, net

Interest expense, net consists of interest expense on our outstanding debt obligations including amortization of debt discounts and offering costs, partially offset by any interest income earned.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2023	2022	Change	%
Total revenue	$427.7	$394.0	$33.7	8.6%
Cost of sales	281.4	265.3	(16.1)	(6.1)%
Gross profit	146.3	128.7	17.6	13.7%
Gross profit %	34.2%	32.7%	150 bps
Selling, general and administrative expense	100.4	95.9	(4.5)	(4.7)%
Restructuring expense	2.5	0.8	(1.7)	(212.5)%
Operating income	43.4	32.0	11.4	35.6%
Pension expense, other than service cost	0.2	—	(0.2)	(100.0)%
Interest expense, net	7.1	2.1	(5.0)	(238.1)%
Income from continuing operations before income taxes	36.1	29.9	6.2	20.7%
Income tax provision	8.4	4.2	(4.2)	(100.0)%
Income from continuing operations	27.7	25.7	2.0	7.8%
Income from discontinued operations, net of taxes	3.3	7.7	(4.4)	(57.1)%
Net income	$31.0	$33.4	$(2.4)	(7.2)%

Adjusted EBITDA from continuing operations (1)	$71.4	$53.2	$18.2	34.2%
Adjusted EBITDA % from continuing operations (1)	16.7%	13.5%	320 bps

(1)The key measures reviewed by the CODM to evaluate our performance are most notably adjusted EBITDA from continuing operations and adjusted EBITDA margin from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the three months ended June 30, 2023 increased $33.7 million compared to the same period in 2022. Acquisitions provided additional revenue of $31.7 million, organic revenue grew by $6.8 million in the period, and foreign currency translation was unfavorable by $4.7 million in the period compared to the prior year. Growth from organic revenue was the result of higher pricing as well as increase in volume for recurring revenue partially offset by a decrease in volume for non-recurring revenue.

Gross Profit and Gross Profit Margin

Gross profit margin increased 150 bps to 34.2% compared to 32.7% in the same period last year. This increase was driven primarily by higher pricing and favorable mix of higher aftermarket revenue, partially offset by the lost leverage of fixed costs from lower volume for non-recurring revenue year over year.

Selling, general, and administrative expense

Selling, general and administrative expense increased $4.5 million from prior year, but as a percent of revenue decreased 90 bps to 23.4% compared to 24.3% in the same period last year. This increase in Selling, general, and administrative expense is result of higher relative expenses from recently acquired companies, including higher amortization costs of acquired intangible assets, and higher costs related to the implementation of the OmniBluTM platform. This increase was partially offset by a decrease in M&A related costs.

Interest expense, net

Increase in net interest expense was primarily due to higher interest rates as well as a higher average debt balance to fund the acquisitions we made in the third quarter of 2022.

Income tax provision

The Company's tax rate from continuing operations was 23.0% for the three months ended June 30, 2023 compared to 14.1% in the same period in 2022. The tax rate for the three months ended June 30, 2022 was favorably impacted by a discrete tax benefit of $2.2 million from stock based compensation awards, primarily related to the May 2022 retirement of two members of the Board of Directors. There were no significant discrete items recorded for the three months ended June 30, 2023.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the three months ended June 30, 2023 increased to $27.7 million compared to $25.7 million for the same period in 2022, representing an increase of $2.0 million. Adjusted EBITDA was $71.4 million for the three months ended June 30, 2023 compared to $53.2 million during the same period in 2022, representing an increase of $18.2 million. The increase in Adjusted EBITDA was primarily driven by a higher gross profit partially offset by a higher selling, general, and administrative expense, excluding the impacts of our depreciation, amortization and acquisition and integration costs. Included in adjusted EBITDA from continuing operations was approximately $13.0 million in corporate related costs for the three months ended June 30, 2023, compared to $13.7 million for the same period in 2022, representing a decrease of $1.3 million.

Income from discontinued operations

For the three months ended June 30, 2023 and 2022, we recognized income from discontinued operations, net of income taxes, of $3.3 and $7.7, respectively. The results of our discontinued operations for both quarterly periods include the operations of our AeroTech business, that were held for sale as of June 30, 2023.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2023	2022	Change	%
Total revenue	$816.2	$750.3	$65.9	8.8%
Cost of sales	537.9	501.8	(36.1)	(7.2)%
Gross profit	278.3	248.5	29.8	12.0%
Gross profit %	34.1%	33.1%	100 bps
Selling, general and administrative expense	204.1	192.1	(12.0)	(6.2)%
Restructuring expense	3.3	1.4	(1.9)	(135.7)%
Operating income	70.9	55.0	15.9	28.9%
Pension expense, other than service cost	0.4	—	(0.4)	100.0%
Interest expense, net	13.6	3.9	(9.7)	(248.7)%
Income from continuing operations before income taxes	56.9	51.1	5.8	11.4%
Income tax provision	12.8	5.5	(7.3)	(132.7)%
Income from continuing operations	44.1	45.6	(1.5)	(3.3)%
Income from discontinued operations, net of taxes	12.5	13.4	(0.9)	(6.7)%
Net income	$56.6	$59.0	$(2.4)	(4.1)%

Adjusted EBITDA from continuing operations (1)	$125.8	$98.3	$27.5	28.0%
Adjusted EBITDA % from continuing operations (1)	15.4%	13.1%	230 bps

(1) The key measures reviewed by the CODM to evaluate our performance are most notably adjusted EBITDA from continuing operations and adjusted EBITDA margin from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the six months ended June 30, 2023 increased $65.9 million compared to the same period in 2022. Acquisitions provided additional revenue of $65.9 million, organic revenue grew $14.5 million in the period, and foreign currency translation was unfavorable by $14.5 million in the period compared to the prior year. Growth from organic revenue was the result of higher pricing as well as increase in volume for recurring revenue partially offset by a decrease in volume for non-recurring revenue.

Gross Profit

Gross profit margin increased 100 bps to 34.1% compared to 33.1% in the same period last year. This increase was driven primarily by higher pricing and favorable mix higher aftermarket revenue, partially offset by the lost leverage of fixed costs from lower volume year over year and higher LIFO expense resulting from the on-going inflationary environment.

Selling, general, and administrative expense

Selling, general and administrative expense increased $12.0 million from prior year, but as a percent of revenue decreased 60 bps to 25% compared to 25.6% in the same period last year. This increase in Selling, general and administrative expense is a result of higher relative expenses from recently acquired companies, including higher amortization costs of acquired intangible assets, as well as higher costs related to the implementation of the OmniBluTM platform and incentive compensation. This increase was partially offset by a decrease in M&A related costs.

Interest expense, net

Increase in net interest expense was primarily due to higher interest rates as well as a higher average debt balance to fund the acquisitions we made in the third quarter of 2022.

Income tax provision

The Company's tax rate from continuing operations was 22.4% for the six months ended June 30, 2023 compared to 10.8% in the same period in 2022. The tax rate for the six months ended June 30, 2022 was favorably impacted by discrete items totaling $5.4 million, primarily driven by benefits from stock based compensation, the UK patent box regime, and Brazilian tax litigation. There were no significant discrete items recorded for the six months ended June 30, 2023.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the six months ended June 30, 2023 decreased to $44.1 million compared to $45.6 million for the same period in 2022, representing a decrease of $1.5 million. Adjusted EBITDA was $125.8 million for the six months ended June 30, 2023 compared to $98.3 million during the same period in 2022, representing an increase of $27.5 million. The increase in Adjusted EBITDA was primarily driven by a higher gross profit partially offset by a higher selling, general, and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition, and integration costs. Included in adjusted EBITDA from continuing operations was approximately $28.8 million in corporate related costs for the six months ended June 30, 2023, compared to $26.1 million for the same period in 2022, representing an increase of $2.7 million.

Income from discontinued operations

For the six months ended June 30, 2023 and 2022, we recognized income from discontinued operations, net of income taxes, of $12.5 million and $13.4 million, respectively. The results of our discontinued operations for both six month periods include the operations of our AeroTech business that were held for sale as of June 30, 2023.

Reconciliation of Non-GAAP Measures

The key measures reviewed by the CODM for allocating resources and evaluating financial performance of our ongoing operations are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA margin from continuing operations. These non-GAAP financial measures adjust for certain amounts that are otherwise included or excluded from a measure calculated under US GAAP. By adjusting for these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting. We also believe that these non-GAAP measures are useful to investors as a way to evaluate and compare our operating performance against peers in the Company's industry. The adjustments generally fall within the following categories: restructuring related costs, M&A related costs, pension-related costs, constant currency adjustments and other major items affecting comparability of our ongoing operating results. The definition of Adjusted EBITDA used here may differ from that used by other companies.

The following table presents a reconciliation of the Company's reported Income from continuing operations to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income from continuing operations	$27.7	$25.7	$44.1	$45.6
Income tax provision	8.4	4.2	12.8	5.5
Interest expense, net	7.1	2.1	13.6	3.9
Depreciation and amortization	23.5	18.0	46.2	36.6
EBITDA from continuing operations	66.7	50.0	116.7	91.6

Restructuring related costs (1)	2.5	0.8	3.3	1.6
Pension expense, other than service cost (2)	0.2	—	0.4	—
M&A related costs (3)	1.1	1.9	3.6	4.5
LIFO expense (4)	0.9	0.5	1.8	0.6
Adjusted EBITDA from continuing operations	$71.4	$53.2	$125.8	$98.3
(1) Costs incurred as a direct result of the restructuring program are excluded because they are not part of the ongoing operations of our underlying business.
(2) Pension expense, other than service cost is excluded as it represents all non service-related pension expense, which consists of non-cash interest cost, expected return on plan assets and amortization of actuarial gains and losses.
(3) M&A related costs include integration costs, amortization of inventory step-up from business combinations, earn out adjustments to fair value, advisory and transaction costs for both potential and completed M&A transactions and strategy. M&A related costs are excluded as they are not part of the the ongoing operations of our underlying business.
(4) The impact of LIFO charges are excluded because it reduces volatility that is not reflective of our operations and allows for better comparability to our peers.

We also present certain financial information on a constant currency basis to provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. We evaluate our results of operations on both an as reported and a constant currency basis. The constant currency presentation excludes the impact of fluctuations in foreign currency exchange rates. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing.

Restructuring

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize our overall cost structure on a global basis. The initiatives under this plan includes streamlining operations and our general and administrative infrastructure. As of June 30, 2023, we recognized restructuring charges of $8.7 million, net of a cumulative release of the related liability of $1.9 million. The total estimated cost in connection with this plan, net of the release of liability, was revised in the current quarter from $8.0 million to $10.0 million to a range of $16.0 million to $18.0 million, all of which is expected to be recognized by the end of 2023. These changes are due to additional actions being taken to support our streamlining operations under this plan.

The following table details the cumulative amount of annualized savings and incremental savings for the 2022/2023 restructuring plan:

	Cumulative Amount	Incremental Amount		Cumulative Amount
(In millions)	As of December 31, 2022	During the quarter ended March 31, 2023	During the quarter ended June 30, 2023	As of June 30, 2023
Cost of sales	$0.1	$0.5	$0.8	$1.4
Selling, general and administrative	0.1	1.0	1.3	2.4
Total restructuring savings	$0.2	$1.5	$2.1	$3.8

Cumulative savings for the 2022/2023 restructuring plan were revised from the range of $9.0 million to $12.0 million to a range of $18.0 million to $20.0 million to reflect the impact of additional actions being taken to streamline operations. Full year 2023 savings were revised from $5.0 million to $6.0 million to a range of $9.0 million to $10.0 million and the remainder will be realized in 2024.

For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, borrowings from our revolving credit facility, and proceeds from the issuance of the convertible notes on May 28, 2021. As of the date of this filing, we have completed the sale of our AeroTech business and have received proceeds of $819.7 million. We expect to pay approximately $25 million in transaction costs related to the sale of the AeroTech business. Cash taxes arising from the transaction are estimated to be approximately $134 million. We expect to use the remaining net proceeds from the transaction consistent with our stated capital allocation priorities, including debt repayment and continued disciplined inorganic growth for the Company.

As of June 30, 2023, we had $42.8 million of cash and cash equivalents, $37.8 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and required taxpayers to amortize such expenditures in the U.S. over five years. As a result, we expect an adverse impact of approximately $20 million to our cash from operations in 2023. The impact will continue over the remaining four-year amortization period but decrease each year.
For the six months ended June 30, 2023, we had total operating cash flow of $62.6 million. For full year 2023, we expect to generate positive cash flows. Our liquidity as of June 30, 2023, or cash plus borrowing ability under our revolving credit facilities, was $597.6 million.

The cash flows generated by our operations and borrowings are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, and other financing arrangements.

Based on our current capital allocation objectives, during 2023, we anticipate capital expenditures to be between $50 million and $60 million, which includes about $12 million to $14 million of continued capitalized investment in our digital platform OmniBluTM. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. We believe JBT's strong balance sheet, operating cash flows, and access to capital as of June 30, 2023, positions us to successfully navigate through the current challenging economic conditions as we continue to invest in growth strategies including our acquisition program and new product development.

Cash Flows

Cash flows for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(In millions)	2023	2022
Cash provided by continuing operating activities	$62.6	$75.0
Cash required by continuing investing activities	(34.9)	(42.5)
Cash required by continuing financing activities	(40.8)	(9.3)
Effect of foreign exchange rate changes on cash and cash equivalents	(0.6)	(2.0)
Net (decrease) increase in cash from continuing operations	$(13.7)	$21.2

Cash provided by continuing operating activities during the six months ended June 30, 2023 was $62.6 million, representing a $12.4 million decrease compared to the same period in 2022. This decrease was driven primarily by increased payments on accounts payable and lower customer collections in both trade receivables and advance payments. These operating cash outflows were partially offset by reduced inventory investment and lower pension contributions.

Cash required by investing activities during the six months ended June 30, 2023 was $34.9 million, a decrease of $7.6 million compared to the same period in 2022, primarily due to lower spending on capital expenditures year over year.

Cash required by financing activities was $40.8 million during the six months ended June 30, 2023, an increase of $31.5 million compared to same period in 2022. This increase was primarily due to higher debt repayments for our revolving credit facility year over year.

Financing Arrangements

As of June 30, 2023 we had $555.4 million drawn on and $738.2 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of June 30, 2023, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

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

For additional information about our convertible secured notes, convertible note hedge and warrant transactions, refer to Note 7. Debt of the Notes to Condensed Consolidated Financial Statements.

As of June 30, 2023, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

As a result, as of June 30, 2023, a significant portion of our total outstanding debt of $957.9 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and a portion of revolving credit facility subject to an average fixed rate of 0.82% in addition to the premium charged for the credit spread on our revolving credit facility. Approximately $305.4 million, or 32%, remained subject to floating, or market rates. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

As of June 30, 2023, we have three cross currency swaps agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt and are designated as net investment hedges for accounting purposes. The agreements have expired in July 2023 resulting in cash proceeds and a gain of $5.8 million that will be recognized in Accumulated other comprehensive loss on our Balance Sheet during the third quarter of 2023.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023. We have concluded that, as of June 30, 2023, our disclosure controls and procedures were:

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

There were no changes in controls that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended June 30, 2023.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. "Risk Factors" in JBT's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2023:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1, 2023 through April 30, 2023	—	$—	—	$22.3
May 1, 2023 through May 31, 2023	—	—	—	22.3
June 1, 2023 through June 30, 2023	—	—	—	22.3
	—	$—	—	$22.3

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Completion of AeroTech Sale

The information set forth below is included herein for the purpose of providing disclosures required under Item 2.01, "Completion of Acquisition of Disposition of Assets", and Item 9.01, "Financial Statements and Exhibits", of a Current Report on Form 8-K with a due date on or after the date hereof:

As previously disclosed on a Current Report on Form 8-K filed by John Bean Technologies Corporation (the "Company"), on May 26, 2023, the Company, JBT AeroTech Corporation, a wholly-owned subsidiary of the Company ("AeroTech"), and Oshkosh Corporation, a Wisconsin corporation ("Purchaser") entered into a Stock and Asset Purchase Agreement ("Purchase Agreement"), pursuant to which, subject to the terms and conditions therein, the Company agreed to sell AeroTech and certain related assets and liabilities to Purchaser (the "Transaction"). On August 1, 2023, the Company completed the Transaction for a base purchase price of $800 million, subject to certain adjustments as set forth in the Purchase Agreement.

The description of the Purchase Agreement herein does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Purchase Agreement, a copy of which is filed as a Exhibit 2.1 to this Report.

The unaudited Pro Forma Condensed Consolidated Statements of Income of the Company giving effect to the Transaction for the six months ended June 30, 2023 and for the years ended December 31, 2022, December 31, 2021, and December 31, 2020 and the unaudited Pro Forma Condensed Consolidated Balance Sheets of the Company as of June 30, 2023 (collectively and including the notes thereto, the "Unaudited Pro Forma Condensed Consolidated Financial Information") are filed as Exhibit 99.1 to this Report.

Departure of Officer

The information set forth below is included herein for the purpose of providing disclosures required under Item 5.02, "Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers", of a Current Report on Form 8-K with a due date on or after the date hereof:

On July 31, 2023, David C. Burdakin, the Company's Executive Vice President and President, AeroTech, notified the Company that he intends to retire from his current position, effective July 31, 2023.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
2.1*	Stock and Asset Purchase Agreement, dated as of May 26, 2023, by and between the Company and Purchaser.

3.1
Amended and Restated Certificate of Incorporation of John Bean Technologies Corporation, effective May 15, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2023).

3.2
Third Amended and Restated Bylaws of John Bean Technologies Corporation, as amended through May 15, 2023 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on May 18, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Unaudited Pro Forma Condensed Consolidated Financial Information of John Bean Technologies Corporation.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Vice President, Corporate Controller and duly authorized officer
(Principal Accounting Officer)
Date: August 2, 2023