Form 10-Q
period 2023-09-30
John Bean Technologies CORP
filed 2023-10-27
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2023
Common Stock, par value $0.01 per share	31,838,746

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Revenue:
Product revenue	$362.1	$365.2	$1,095.9	$1,042.3
Service revenue	41.5	33.6	123.9	106.8
Total revenue	403.6	398.8	1,219.8	1,149.1
Operating expenses:
Cost of products	237.9	242.4	726.7	701.3
Cost of services	21.8	20.9	70.9	63.8
Selling, general and administrative expense	101.5	99.2	305.6	291.3
Restructuring expense	6.4	1.5	9.7	2.9
Operating income	36.0	34.8	106.9	89.8
Pension expense, other than service cost	0.2	0.1	0.6	0.1
Interest expense, net	0.9	3.2	14.5	7.1
Income from continuing operations before income taxes	34.9	31.5	91.8	82.6
Income tax provision	4.3	5.8	17.1	11.3
Equity in net earnings of unconsolidated affiliate	(0.1)	—	(0.1)	—
Income from continuing operations	30.5	25.7	74.6	71.3
Income from discontinued operations, net of taxes	437.1	8.5	449.6	21.9
Net income	$467.6	$34.2	$524.2	$93.2

Basic earnings per share from:
Continuing operations	$0.95	$0.80	$2.33	$2.23
Discontinued operations	13.65	0.27	14.05	0.68
Net income	$14.60	$1.07	$16.38	$2.91
Diluted earnings per share from:
Continuing operations	$0.95	$0.80	$2.32	$2.22
Discontinued operations	13.59	0.27	14.00	0.68
Net income	$14.54	$1.07	$16.32	$2.90

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Net income	$467.6	$34.2	$524.2	$93.2
Other comprehensive income, net of taxes
Foreign currency translation adjustments	(14.7)	(22.6)	(10.7)	(49.2)
Pension and other postretirement benefits adjustments	0.9	1.5	2.8	4.5
Derivatives designated as hedges	(1.1)	4.4	(2.4)	13.5
Other comprehensive income	(14.9)	(16.7)	(10.3)	(31.2)
Comprehensive income	$452.7	$17.5	$513.9	$62.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	September 30, 2023	December 31, 2022
Assets:
Current Assets:
Cash and cash equivalents	$401.7	$71.7
Marketable securities	125.0	—
Trade receivables, net of allowances	190.6	200.5
Contract assets	69.3	65.1
Inventories	226.7	239.8
Other current assets	78.3	75.8
Current assets of discontinued operations	—	216.1
Total current assets	1,091.6	869.0
Property, plant and equipment, net of accumulated depreciation of $318.0 and $306.0 respectively	245.1	245.4
Goodwill	770.4	770.1
Intangible assets, net	395.8	430.1
Other assets	185.9	183.1
Non-current assets of discontinued operations	—	85.8
Total Assets	$2,688.8	$2,583.5

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$—	$0.6
Accounts payable, trade and other	121.3	170.6
Advance and progress payments	169.8	173.7
Income taxes payable	140.3	10.5
Other current liabilities	152.9	147.3
Current liabilities of discontinued operations	—	117.8
Total current liabilities	584.3	620.5
Long-term debt	645.8	977.3
Accrued pension and other postretirement benefits, less current portion	18.3	32.0
Other liabilities	67.3	79.9
Non-current liabilities of discontinued operations	—	11.1
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2023 or 2022	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2023: 31,861,680 issued, and 31,837,947 outstanding; December 31, 2022: 31,861,680 issued, and 31,803,721 outstanding	0.3	0.3
Common stock held in treasury, at cost September 30, 2023: 23,733 shares; December 31, 2022: 57,959 shares	(2.1)	(5.3)
Additional paid-in capital	223.9	220.7
Retained earnings	1,365.6	851.3
Accumulated other comprehensive loss	(214.6)	(204.3)
Total stockholders' equity	1,373.1	862.7
Total Liabilities and Stockholders' Equity	$2,688.8	$2,583.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash flows from continuing operating activities:
Income from continuing operations	$74.6	$71.3
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	69.3	55.4
Stock-based compensation	7.1	6.4
Other	9.4	7.9
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	2.3	(23.5)
Inventories	7.9	(62.5)
Accounts payable, trade and other	(43.6)	19.6
Advance and progress payments	(0.2)	17.1
Accrued pension and other postretirement benefits, net	(11.2)	(2.9)
Other assets and liabilities, net	(20.0)	(1.8)
Cash provided by continuing operating activities	95.6	87.0
Cash flows from continuing investing activities:
Proceeds from sale of AeroTech, net	793.2	—
Acquisitions, net of cash acquired	(0.1)	(329.7)
Investment in unconsolidated affiliate	(10.4)	—
Capital expenditures	(46.2)	(63.3)
Proceeds from disposal of assets	1.2	0.9
Purchase of Marketable Securities	(125.0)	—
Cash provided by (required by) continuing investing activities	612.7	(392.1)
Cash flows from continuing financing activities:
Net proceeds on short-term debt	(0.6)	0.6
Net payments for domestic credit facilities	(339.5)	311.8
Settlement of taxes withheld on stock-based compensation awards	(1.7)	(1.2)
Proceeds from settlement of cross currency swaps	5.8	—
Dividends	(9.7)	(9.8)
Common stock repurchases	—	(2.8)
Cash (required by) provided by continuing financing activities	(345.7)	298.6
Net increase (decrease) in cash from continuing operations	362.6	(6.5)

Cash flows from discontinued operations:
Cash required by operating activities of discontinued operations, net	(28.0)	(12.4)
Cash required by investing activities of discontinued operations, net	(3.4)	(2.4)
Net cash required by discontinued operations	(31.4)	(14.8)

Effect of foreign exchange rate changes on cash and cash equivalents	(2.6)	(4.9)
Net increase (decrease) in cash and cash equivalents	328.6	(26.2)

Cash and cash equivalents from continuing operations, beginning of period	71.7	76.9
Add: Cash and cash equivalents from discontinued operations, beginning of period	1.4	1.9
Add: Net increase (decrease) in cash and cash equivalents	328.6	(26.2)
Less: Cash and cash equivalents from discontinued operations, end of period	—	(1.8)
Cash and cash equivalents from continuing operations, end of period	$401.7	$50.8
Supplemental Cash Flow Information for Continuing Operations:
Non-cash investing in capital expenditures, accrued but not paid	$3.4	$12.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2023	$0.3	$(2.2)	$221.3	$901.5	$(199.7)	$921.2
Net income	—	—	—	467.6	—	467.6
Issuance of treasury stock	—	0.1	(0.1)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.5)	—	(3.5)
Foreign currency translation adjustments, net of income taxes of $0.5	—	—	—	—	(14.7)	(14.7)
Derivatives designated as hedges, net of income taxes of $0.4	—	—	—	—	(1.1)	(1.1)
Pension and other postretirement liability adjustments, net of income taxes of $(0.4)	—	—	—	—	0.9	0.9
Stock-based compensation expense	—	—	2.8	—	—	2.8
Taxes withheld on issuance of stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2023	$0.3	$(2.1)	$223.9	$1,365.6	$(214.6)	$1,373.1

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2022	$0.3	$(5.3)	$220.7	$851.3	$(204.3)	$862.7
Net income	—	—	—	524.2	—	524.2
Issuance of treasury stock	—	3.2	(3.2)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.9)	—	(9.9)
Foreign currency translation adjustments, net of income taxes of $1.1	—	—	—	—	(10.7)	(10.7)
Derivatives designated as hedges, net of income taxes of $0.8	—	—	—	—	(2.4)	(2.4)
Pension and other postretirement liability adjustments, net of income taxes of $(1.0)	—	—	—	—	2.8	2.8
Stock-based compensation expense	—	—	8.1	—	—	8.1
Taxes withheld on issuance of stock-based awards	—	—	(1.7)	—	—	(1.7)
Balance at September 30, 2023	$0.3	$(2.1)	$223.9	$1,365.6	$(214.6)	$1,373.1

	Three Months Ended September 30, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2022	$0.3	$—	$215.4	$786.0	$(211.9)	$789.8
Net income	—	—	—	34.2	—	34.2
Issuance of treasury stock	—	0.1	(0.1)	—	—	—
Share repurchases	—	(0.5)	—	—	—	(0.5)
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $(1.7)	—	—	—	—	(22.6)	(22.6)
Derivatives designated as hedges, net of income taxes of $(1.6)	—	—	—	—	4.4	4.4
Pension and other postretirement liability adjustments, net of income taxes of $(0.5)	—	—	—	—	1.5	1.5
Stock-based compensation expense	—	—	2.6	—	—	2.6
Balance at September 30, 2022	$0.3	$(0.4)	$217.9	$817.0	$(228.6)	$806.2

	Nine Months Ended September 30, 2022
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2021	$0.3	$—	$214.2	$733.4	$(197.4)	$750.5
Net income	—	—	—	93.2	—	93.2
Issuance of treasury stock	—	2.4	(2.4)	—	—	—
Share repurchases	—	(2.8)	—	—	—	(2.8)
Common stock cash dividends, $0.30 per share	—	—	—	(9.6)	—	(9.6)
Foreign currency translation adjustments, net of income taxes of $(3.4)	—	—	—	—	(49.2)	(49.2)
Derivatives designated as hedges, net of income taxes of $(4.8)	—	—	—	—	13.5	13.5
Pension and other postretirement liability adjustments, net of income taxes of $(1.5)	—	—	—	—	4.5	4.5
Stock-based compensation expense	—	—	7.3	—	—	7.3
Taxes withheld on issuance of stock-based awards	—	—	(1.2)	—	—	(1.2)
Balance at September 30, 2022	$0.3	$(0.4)	$217.9	$817.0	$(228.6)	$806.2

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

Discontinued Operations
On August 1, 2023, the Company completed the sale of its former AeroTech business segment ("AeroTech") to Oshkosh Corporation, a Wisconsin corporation (the "Purchaser") in exchange for cash consideration of $808.2 million, (the "Transaction"). The Transaction was made pursuant to the Stock and Asset Purchase Agreement ("Purchase Agreement"), dated May 26, 2023, by and between the Company and the Purchaser to sell AeroTech and is subject to post-closing purchase price adjustments under the Purchase Agreement. As a result, the financial results of AeroTech have been presented as discontinued operations in the Condensed Consolidated Statements of Income for all periods presented. The assets and liabilities of AeroTech are reflected as assets and liabilities of discontinued operations on the Condensed Consolidated Balance Sheets for prior periods presented. The operating results and cash flows of AeroTech have been reported through July 31, 2023, the date immediately prior to the closing date of the Transaction. Amounts pertaining to results of operations, financial condition and cash flows throughout the document are from the Company's continuing operations unless otherwise noted. Refer to Note 2, Discontinued Operations, for further discussion.

Business Segments
The Company has determined that it operates in a single reportable segment for continuing operations, with the AeroTech reporting segment considered as a discontinued operation as of June 30, 2023. The Company's Chief Executive Officer is the chief operating decision maker (CODM), who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. The key measures reviewed by the CODM for these purposes are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA margin from continuing operations. Adjusted EBITDA is EBITDA adjusted for items that are not reflective of ongoing operations.

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

Marketable Securities
The Company invests portions of its excess cash in different marketable securities, which are classified as held-to-maturity debt securities, as we have the intent and ability to hold them to their maturity dates. The marketable securities are comprised of a certificate of deposit with a maturity date of less than 1 year. The marketable securities are recorded on the Condensed Consolidated Balance Sheets at amortized cost and interest income is recorded as it is earned within interest expense, net in the Condensed Consolidated Statements of Income.

Equity Method Investment
During the third quarter of 2023 the Company acquired an equity method investment for $10.4 million in InnospeXion ApS, a Danish company, which was recorded in other assets on the Condensed Consolidated Balance Sheet. The Company uses the equity method of accounting when it has significant influence or when it has more than a minor ownership interest or minor influence over an investee's operations, but does not have a controlling financial interest. Initial investments are recorded at cost (including certain transaction costs) and are adjusted by the Company's share of the investee's undistributed earnings and losses. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

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

NOTE 2. DISCONTINUED OPERATIONS

As disclosed in Note 1, on August 1, 2023, the Company completed the sale of AeroTech to the Purchaser in exchange for cash consideration of $808.2 million. The Transaction was completed pursuant to the Purchase Agreement, dated May 26, 2023, by and between the Company and Purchaser to sell AeroTech and is subject to post-closing purchase price adjustments under the Purchase Agreement. The Company recognized a gain on the Transaction of $444.1 million, net of $143.4 million of taxes, which is recognized in Income from discontinued operations within the Condensed Consolidated Statements of Income for both the three and nine month periods ended September 30, 2023. The sale of AeroTech supports the Company's strategy to become a pure-play food and beverage solutions provider.

In connection with the Transaction, the Company and the Purchaser entered into a Transition Services Agreement (the "TSA") for the provision of information technology related services for 12 months and of other services for up to 6 months to support the transition of the AeroTech business, subject to the terms and conditions set forth therein. In addition, the TSA provides the Purchaser options to extend the term for information technology related services for up to another 6 months. TSA income is recognized as services are performed, and the income earned is recorded in Selling, general and administrative expense within the Condensed Consolidated Statements of Income to offset the costs incurred to support the TSA.

Summarized Discontinued Operations Financial Information

The following table summarizes the results of operations classified as discontinued operations, net of taxes, in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Revenue	$38.8	$156.6	$344.1	$417.8
Operating expenses:
Cost of sales	37.4	132.4	288.4	351.3
Selling, general and administrative expense	11.5	13.1	45.3	37.6
Operating income	(10.1)	11.1	10.4	28.9
Interest expense	0.4	0.4	2.0	1.1
Gain on sale of AeroTech	587.5	—	587.5	—
Income from discontinued operations before income taxes	577.0	10.7	595.9	27.8
Income tax provision	139.9	2.2	146.3	5.9
Income from discontinued operations, net of taxes	$437.1	$8.5	$449.6	$21.9

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company's debt that is not directly attributed to the AeroTech business. Interest expense was allocated based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.

The following table provides a reconciliation of the carrying amounts of the major classes of assets and liabilities which are included in assets and liabilities of discontinued operations in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2022:

(In millions)	December 31, 2022
Assets:
Cash and cash equivalents	$1.4
Trade receivables, net of allowances	98.5
Contract assets	24.5
Inventories	82.7
Other current assets	9.0
Total current assets of discontinued operations	$216.1
Property, plant and equipment, net of accumulated depreciation of $40.4	$24.5
Goodwill	37.7
Intangible assets, net	15.3
Other assets	8.3
Total non-current assets of discontinued operations	$85.8

Liabilities:
Accounts payable	$66.4
Advance and progress payments	20.9
Other current liabilities	30.5
Total current liabilities of discontinued operations	$117.8
Total non-current liabilities of discontinued operations	$11.1

NOTE 3. ACQUISITIONS

During fiscal year 2022, the Company acquired 100% of the voting equity of two businesses. The Company did not make any acquisitions during the nine months ended September 30, 2023. A summary of the acquisitions made during 2022 is as follows:

Date	Type	Company/Product Line	Location (Near)
September 1, 2022	Stock	Bevcorp, LLC ("Bevcorp")	Eastlake, Ohio
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
(2)The purchase accounting for Alco was final as of June 30, 2023.
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

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of December 31, 2022	$770.1
Acquisitions	(1.0)
Currency translation	1.3
Balance as of September 30, 2023	$770.4

Intangible assets consisted of the following:

	September 30, 2023		December 31, 2022
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$421.3	$140.3	$420.8	$118.6
Patents and acquired technology	169.6	102.6	169.6	90.6
Trademarks	53.1	15.7	53.1	14.6
Non-amortizing intangible assets	10.4	—	10.4	—
Other	8.7	8.7	8.6	8.6
Total intangible assets	$663.1	$267.3	$662.5	$232.4

NOTE 5. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2023	December 31, 2022
Raw materials	$30.0	$33.6
Work in process	54.6	54.6
Finished goods	189.4	195.0
Gross inventories before valuation adjustments	274.0	283.2
LIFO reserves	(26.9)	(24.2)
Valuation adjustments	(20.4)	(19.2)
Net inventories	$226.7	$239.8

NOTE 6. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Service cost	$0.2	$0.4	$0.8	$1.3
Interest cost	3.2	1.9	9.7	5.7
Expected return on plan assets	(4.3)	(3.9)	(12.9)	(11.7)
Settlement charge	—	0.2	—	0.2
Amortization of net actuarial losses	1.3	1.9	3.8	5.9
Net periodic cost	$0.4	$0.5	$1.4	$1.4

During the nine months ended September 30, 2023, the Company made contributions of $9.0 million to the U.S. qualified pension plan. The Company does not expect to make any additional contributions to its pension or other post-retirement benefit plans in 2023.

NOTE 7. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	September 30, 2023	December 31, 2022
Revolving credit facility (1)	December 14, 2026	$250.0	$584.6
Less: unamortized debt issuance costs		(0.8)	(2.2)
Revolving credit facility, net		$249.2	$582.4

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(5.9)	(7.6)
Convertible senior notes, net		$396.6	$394.9

Long-term debt, net		$645.8	$977.3
(1) Weighted-average interest rate at September 30, 2023 was 6.83%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended September 30, 2023 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Contractual interest expense	$0.3	$0.3	$0.8	$0.8
Interest cost related to amortization of issuance costs	0.6	0.5	1.7	1.6
Total interest expense	$0.9	$0.8	$2.5	$2.4

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Balance Sheet as of September 30, 2023.

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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2023 and 2022 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
Beginning balance, June 30, 2023	$(129.0)	$13.5	$(84.2)	$(199.7)
Other comprehensive income (loss) before reclassification	—	1.1	(14.6)	(13.5)
Amounts reclassified from accumulated other comprehensive income	0.9	(2.2)	(0.1)	(1.4)
Ending balance, September 30, 2023	$(128.1)	$12.4	$(98.9)	$(214.6)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2023 were $1.3 million of charges to pension expense, other than service cost, net of $0.4 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $2.9 million of interest income, net of $0.7 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended September 30, 2023 were immaterial.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2022 were $1.9 million of charges to pension expense, other than service cost, net of $0.5 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $0.9 million of interest income, net of $0.2 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended September 30, 2022 were $0.8 million of benefit in interest expense, net of $0.2 million income tax provision.

Changes in the AOCI balances for the nine months ended September 30, 2023 and 2022 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
Beginning balance, December 31, 2022	$(130.9)	$14.8	$(88.2)	$(204.3)
Other comprehensive income before reclassification	—	3.5	(9.6)	(6.1)
Amounts reclassified from accumulated other comprehensive income	2.8	(5.9)	(1.1)	(4.2)
Ending balance, September 30, 2023	$(128.1)	$12.4	$(98.9)	$(214.6)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2023 were $3.8 million of charges to pension expense, other than service cost, net of $1.0 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $7.9 million of interest income, net of $2.0 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2023 were $1.5 million of benefit in interest expense, net of $0.4 million income tax provision.

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation(1)	Total (1)
Beginning balance, December 31, 2021	$(145.5)	$1.8	$(53.7)	$(197.4)
Other comprehensive income before reclassification	0.1	13.9	(47.6)	(33.6)
Amounts reclassified from accumulated other comprehensive income	4.4	(0.4)	(1.6)	2.4
Ending balance, September 30, 2022	$(141.0)	$15.3	$(102.9)	$(228.6)
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

NOTE 9. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $689.2 million in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of September 30, 2023. The Company expects to complete these obligations and recognize 40% as revenue in 2023, 51% in 2024, and the remainder after 2024.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Type of Good or Service
Recurring (1)	$202.7	$185.8	$639.1	$541.3
Non-recurring (1)	200.9	213.0	580.7	607.8
Total	403.6	398.8	1,219.8	1,149.1

Geographical Region (2)
North America	238.9	232.0	737.6	668.0
Europe, Middle East and Africa	101.6	100.4	300.0	293.2
Asia Pacific	37.0	35.4	108.0	106.8
Latin America	26.1	31.0	74.2	81.1
Total	403.6	398.8	1,219.8	1,149.1

Timing of Recognition
Point in Time	200.8	205.7	619.6	556.8
Over Time	202.8	193.1	600.2	592.3
Total	403.6	398.8	1,219.8	1,149.1
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	September 30, 2023	December 31, 2022
Contract Assets	$69.3	$65.1
Contract Liabilities	158.4	161.2

	Balances as of
	September 30, 2022	December 31, 2021
Contract Assets	68.3	69.0
Contract Liabilities	187.8	156.5

The revenue recognized during the nine months ended September 30, 2023 and 2022 that was included in contract liabilities at the beginning of the period amounted to $143.1 million and $122.6 million, respectively. The remainder of the change from December 31, 2022 and December 31, 2021 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 10. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Basic earnings per share:
Numerator:
Income from continuing operations	$30.5	$25.7	$74.6	$71.3
Income from discontinued operations, net of tax	437.1	8.5	449.6	21.9
Net income	$467.6	$34.2	$524.2	$93.2
Denominator:
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Basic earnings per share from:
Continuing operations	$0.95	$0.80	$2.33	$2.23
Discontinued operations	13.65	0.27	14.05	0.68
Net income	$14.60	$1.07	$16.38	$2.91
Diluted earnings per share:
Numerator:
Income from continuing operations	$30.5	$25.7	$74.6	$71.3
Income from discontinued operations, net of tax	437.1	8.5	449.6	21.9
Net income	$467.6	$34.2	$524.2	$93.2
Denominator:
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.2	0.1	0.1	0.1
Total shares and dilutive securities	32.2	32.1	32.1	32.1
Diluted earnings per share from:
Continuing operations	$0.95	$0.80	$2.32	$2.22
Discontinued operations	13.59	0.27	14.00	0.68
Net income	$14.54	$1.07	$16.32	$2.90

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2023				As of December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.1	$12.1	$—	$—	$12.1	$12.1	$—	$—
Derivatives	24.9	—	24.9	—	34.3	—	34.3	—
Total assets	$37.0	$12.1	$24.9	$—	$46.4	$12.1	$34.3	$—
Liabilities:
Derivatives	$4.2	$—	$4.2	$—	$7.2	$—	$7.2	$—
Total liabilities	$4.2	$—	$4.2	$—	$7.2	$—	$7.2	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of September 30, 2023, $2.8 million of investments are recorded in other current assets on the Balance Sheet related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in other assets on the Balance Sheet. Investments include an unrealized gain of $1.1 million and an unrealized loss of $3.9 million as of September 30, 2023 and December 31, 2022, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $362.3 million as of September 30, 2023.

The carrying amounts of cash and cash equivalents, trade receivables and payables, marketable securities, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than 2 years in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at September 30, 2023 of $784.7 million, as hedges and therefore does not apply hedge accounting.

The fair values of our foreign currency derivative assets are recorded within other current assets and other assets, and the fair values of foreign currency derivative liabilities are recorded within other current liabilities and other liabilities. The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Balance Sheet:

	As of September 30, 2023		As of December 31, 2022
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$8.1	$4.2	$4.5	$7.2

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

As of September 30, 2023 and December 31, 2022, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2023
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$24.5	$—	$24.5	$(3.9)	$20.6

(In millions)	As of September 30, 2023
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4.1	$—	$4.1	$(3.9)	$0.2

(In millions)	As of December 31, 2022
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$33.0	$—	$33.0	$(3.0)	$30.0

(In millions)	As of December 31, 2022
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.3	$—	$7.3	$(3.0)	$4.3

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2023	2022	2023	2022
Foreign exchange contracts	Revenue	$1.8	$(2.0)	$(0.1)	$(6.9)
Foreign exchange contracts	Cost of sales	(2.1)	(2.1)	(0.7)	(4.4)
Foreign exchange contracts	Selling, general and administrative expense	0.4	1.2	0.6	2.6
Commodity contracts	Income from discontinued operations	—	(0.1)	—	(0.6)
Total		0.1	(3.0)	(0.2)	(9.3)
Remeasurement of assets and liabilities in foreign currencies		1.0	6.8	0.7	10.9
Net gain (loss)		$1.1	$3.8	$0.5	$1.6

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

At September 30, 2023, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $16.8 million and as accumulated other comprehensive income, net of tax, of $12.4 million. At December 31, 2022, the fair value of these derivatives designated as cash flow hedges were recorded in the Balance Sheet as other assets of $19.9 million and as accumulated other comprehensive income, net of tax, of $14.8 million.

Net Investment: In July 2018, the Company entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements were designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments were included in the foreign currency translation component of other comprehensive income. The agreements matured in July 2023 resulting in cash proceeds and a gain of $5.8 million that is recognized in Accumulated other comprehensive loss on the Balance Sheet as of September 30, 2023. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense, net on the Statements of Income. Coupon interest from cross currency swap agreements recorded in interest expense, net was $0.1 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively.

At December 31, 2022, the fair value of these derivatives designated as net investment hedges were recorded in the Balance Sheet as other current assets of $9.9 million and as accumulated other comprehensive income, net of tax, of $7.3 million.

Refer to Note 11. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of September 30, 2023, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 13. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Fixed payment revenue	$16.4	$16.6	$48.0	$48.9
Variable payment revenue	4.4	6.3	26.2	22.7
Operating lease revenue	$20.8	$22.9	$74.2	$71.6

Sales-type lease revenue	$1.2	$0.6	$3.2	$3.1

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $17.1 million at September 30, 2023, represent guarantees of future performance. The Company has also provided approximately $6.2 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for eighty-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of September 30, 2023, the gross value of such arrangements was $2.1 million, of which the Company's net exposure under such guarantees was $0.4 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Balance at beginning of period	$9.3	$8.7	$10.8	$9.4
Expense for new warranties	0.3	2.5	8.0	6.3
Adjustments to existing accruals	0.2	—	0.1	(0.3)
Claims paid	(0.2)	(2.1)	(9.4)	(6.0)
Added through acquisition	—	1.1	—	1.2
Translation	(0.4)	(0.3)	(0.3)	(0.7)
Balance at end of period	$9.2	$9.9	$9.2	$9.9

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

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan include streamlining operations and enhancing our general and administrative infrastructure. As of September 30, 2023, the Company recognized restructuring charges of $15.1 million, net of a cumulative release of the related liability of $2.9 million. The total estimated cost, net of releases was revised in the prior quarter from $8.0 million to $10.0 million to a range of $16.0 million to $18.0 million, all of which is expected to be recognized by the end of 2023. These changes are due to additional actions being taken to support our streamlining operations under this plan.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 restructuring plan since the implementation of this plan:

	Cumulative Amount	As of the Quarter Ended			Cumulative Amount
(In millions)	Balance as of December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	Balance as of September 30, 2023
2022/2023 restructuring plan
Severance and related expense	$5.4	$0.6	$2.7	$5.2	$13.9
Other	—	—	—	1.2	1.2
Total restructuring charges, net	$5.4	$0.6	$2.7	$6.4	$15.1

Restructuring charges, net of release of related liability, is reported in restructuring expense within the Consolidated Statements of Income. Liability balances for restructuring activities are included in Other current liabilities in the accompanying Balance Sheets. The table below details the activities in 2023:

		Impact to Earnings
(In millions)	Balance as of December 31, 2022	Charged to Earnings	Releases	Cash Payments	Balance as of September 30, 2023
2022/2023 restructuring plan
Severance and related expense	$4.3	$10.9	$(2.4)	$(4.4)	$8.4
Other	—	1.2	—	(0.3)	0.9
Total	$4.3	$12.1	$(2.4)	$(4.7)	$9.3

The Company released $2.4 million of the liability during the nine months ended September 30, 2023, which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of September 30, 2023, the operating lease right-of-use asset and the lease liability related to these agreements is $3.6 million and $3.8 million, respectively.

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
•acts of terrorism or war, including the ongoing conflicts in Ukraine and the Middle East;
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

On August 1, 2023, we completed the sale of the AeroTech business segment ("AeroTech"). This sale was completed pursuant to the Stock and Asset Purchase Agreement, dated May 26, 2023, to sell AeroTech to Oshkosh Corporation. This divestiture supports the Company's strategy to become a pure-play food and beverage solutions provider. For additional information, refer to Note 2. Discontinued Operations of the Notes to the Condensed Consolidated Financial Statements.

We operate under the JBT Business System which provides a level of process rigor across the Company and is designed to standardize and streamline reporting and problem resolution processes for increased visibility, efficiency, effectiveness and productivity in all business units.

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious resources; and giving back to the communities where we live and work. Our equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, support customer sustainability objectives, and maximize efficiency in order to create shared value for our food and beverage customers. While the majority of our impact lies within the solutions offered to our customers, our commitment to environmental responsibility extends to our own operations. We strive for our own facilities to operate efficiently and safely, much like the solutions we provide to our customers. We recognize the responsibility we have to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization designed to ensure more diversity in our leadership and hiring practices.

Business Conditions and Outlook

In terms of orders within our continuing operations, we saw the demand environment improving in Europe and Asia Pacific markets while softening in in North America as a result of poultry and meat markets. Higher demand in the current quarter was driven by customer needs for aftermarket parts and services as well as new equipment. The overall demand environment remains mixed and challenging due to uncertain geopolitical conditions and higher interest rates impacting our customers globally. We are seeing healthier dynamics in the poultry end markets, which are expected to translate to improved order activity in the fourth quarter and into 2024.

Looking forward, we continue to focus on optimizing our opportunities as a pure-play food and beverage technology company, seeking out ways to deploy capital to acquire businesses that complement existing operations, as well as expanding our end markets to build a compelling portfolio of solutions for our customers.

Our operating margins for continuing operations have improved in the quarter as a result of price increases, savings from our restructuring plan and benefits from our sourcing initiatives. We expect operating margins to continue to improve as we implement additional strategic sourcing and productivity initiatives and realize incremental benefits from our previously announced restructuring program.

Components of Results of Operations

Revenue

We derive our revenue from sales or operating leases of equipment as well as sales of related aftermarket goods and services and software. Revenue from equipment and software licenses is considered as non-recurring, whereas revenue from aftermarket goods and services, re-build service for customer-owned equipment, operating lease of equipment, and subscription-based software applications is considered as recurring.

Cost of Sales

Cost of sales are costs that are directly related to manufacturing equipment or parts we sell, providing services that generate service revenue, and other direct costs incurred to fulfill contracts with the customer. Costs includes direct costs, such as labor and raw materials and indirect costs such as manufacturing overhead and amortization of capitalized software to be sold, and patents and acquired technology intangible assets.

Selling, General and Administrative

Selling expense primarily consists of employee-related expenses for sales, marketing and public relations employees. Selling expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales.

General and administrative expense consists of employee-related expenses, stock based compensation and other expenses that support finance, human resource, legal, and internal-use information technology functions at our business units and our corporate offices. General and administrative expense incurred at our corporate offices, including the impact of unusual or strategic events not representative of segment operations, as well as stock based compensation for all employees are considered as our corporate expenses.

Restructuring expense

Restructuring expense consists of costs from our 2022/2023 Restructuring Plan. For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to the Condensed Consolidated Financial Statements.

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2023	2022	Change	%
Total revenue	$403.6	$398.8	$4.8	1.2%
Cost of sales	259.7	263.3	3.6	1.4%
Gross profit	143.9	135.5	8.4	6.2%
Gross profit %	35.7%	34.0%	170 bps
Selling, general and administrative expense	101.5	99.2	(2.3)	(2.3)%
Restructuring expense	6.4	1.5	(4.9)	(326.7)%
Operating income	36.0	34.8	1.2	3.4%
Pension expense, other than service cost	0.2	0.1	(0.1)	(100.0)%
Interest expense, net	0.9	3.2	2.3	71.9%
Income from continuing operations before income taxes	34.9	31.5	3.4	10.8%
Income tax provision	4.3	5.8	1.5	25.9%
Equity in net earnings of unconsolidated affiliate	(0.1)	—	(0.1)	100.0%
Income from continuing operations	30.5	25.7	4.8	18.7%
Income from discontinued operations, net of taxes	437.1	8.5	428.6	5,042.4%
Net income	$467.6	$34.2	$433.4	1,267.3%

Adjusted EBITDA from continuing operations (1)	$66.3	$60.6	$5.7	9.4%
Adjusted EBITDA % from continuing operations (1)	16.4%	15.2%	120 bps

(1)The key measures reviewed by the CODM to evaluate our performance are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA % from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the three months ended September 30, 2023 increased $4.8 million compared to the same period in 2022. Acquisitions provided additional revenue of $11.0 million, partially offset by a decline in organic revenue by $8.3 million in the period, and foreign currency translation was favorable by $2.1 million in the period compared to the prior year. The decline in organic revenue was the result of a decrease in volume for non-recurring revenue, partially offset by higher pricing and an increase in volume for recurring revenue.

Gross Profit and Gross Profit Margin

Gross profit margin increased 170 bps to 35.7% compared to 34.0% in the same period last year. This increase was driven primarily by higher pricing, savings from our restructuring plan and supply chain efforts, and favorable mix of higher recurring revenue, partially offset by the lost leverage of fixed costs from lower volume for non-recurring revenue year over year.

Selling, general and administrative expense

Selling, general and administrative expense increased $2.3 million from prior year, and as a percent of revenue increased by 20 bps to 25.1% compared to 24.9% in the same period last year. This increase in Selling, general and administrative expense is the result of higher incentive compensation expense accruals as well as higher relative expenses from recently acquired companies, including higher amortization costs of acquired intangible assets. This increase was partially offset by a decrease in M&A related costs and costs related to the implementation of the OmniBluTM platform.

Interest expense, net

Interest expense, net decreased $2.3 million compared to same period last year. This decrease is due to lower average debt balance reducing overall interest expense as well as higher interest income on cash on hand from sale proceeds of AeroTech.

Income tax provision

The Company's tax rate from continuing operations was 12.3% for the three months ended September 30, 2023 compared to 18.3% in the same period in 2022. The tax rate for the three months ended September 30, 2023 was favorably impacted by discrete items totaling $2.9 million, primarily driven by benefits from prior year tax returns.The tax rate for the three months ended September 30, 2022 was favorably impacted by discrete items totaling $0.9 million, primarily driven by benefits from prior year tax returns.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the three months ended September 30, 2023 increased to $30.5 million compared to $25.7 million for the same period in 2022, representing an increase of $4.8 million. Adjusted EBITDA was $66.3 million for the three months ended September 30, 2023 compared to $60.6 million during the same period in 2022, representing an increase of $5.7 million. The increase in Adjusted EBITDA was primarily driven by a higher gross profit partially offset by a higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization and acquisition and integration costs.

Income from discontinued operations

For the three months ended September 30, 2023 and 2022, we recognized income from discontinued operations, net of income taxes, of $437.1 million and $8.5 million, respectively. The results of our discontinued operations for both quarterly periods include the operations of our AeroTech business. The results of our discontinued operations for the three months ended September 30, 2023, also includes a $444.1 million gain from the sale of AeroTech, net of tax, that was completed during the third quarter of 2023.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Nine Months Ended September 30,		Favorable / (Unfavorable)
(In millions, except %)	2023	2022	Change	%
Total revenue	$1,219.8	$1,149.1	$70.7	6.2%
Cost of sales	797.6	765.1	(32.5)	(4.2)%
Gross profit	422.2	384.0	38.2	9.9%
Gross profit %	34.6%	33.4%	120 bps
Selling, general and administrative expense	305.6	291.3	(14.3)	(4.9)%
Restructuring expense	9.7	2.9	(6.8)	(234.5)%
Operating income	106.9	89.8	17.1	19.0%
Pension expense, other than service cost	0.6	0.1	(0.5)	(500.0)%
Interest expense, net	14.5	7.1	(7.4)	(104.2)%
Income from continuing operations before income taxes	91.8	82.6	9.2	11.1%
Income tax provision	17.1	11.3	(5.8)	(51.3)%
Equity in net earnings of unconsolidated affiliate	(0.1)	—	(0.1)	100.0%
Income from continuing operations	74.6	71.3	3.3	4.6%
Income from discontinued operations, net of taxes	449.6	21.9	427.7	1,953.0%
Net income	$524.2	$93.2	$431.0	462.4%

Adjusted EBITDA from continuing operations (1)	$192.1	$158.9	$33.2	20.9%
Adjusted EBITDA % from continuing operations (1)	15.7%	13.8%	190 bps

(1) The key measures reviewed by the CODM to evaluate our performance are most notably adjusted EBITDA from continuing operations and adjusted EBITDA % from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the nine months ended September 30, 2023 increased $70.7 million compared to the same period in 2022. Acquisitions provided additional revenue of $76.8 million, organic revenue grew $6.2 million in the period, and foreign currency translation was unfavorable by $12.3 million in the period compared to the prior year. Growth from organic revenue was the result of higher pricing as well as increase in volume for recurring revenue partially offset by a decrease in volume for non-recurring revenue.

Gross Profit

Gross profit margin increased 120 bps to 34.6% compared to 33.4% in the same period last year. This increase was driven primarily by higher pricing, savings from our restructuring plan, and favorable mix higher recurring revenue, partially offset by the lost leverage of fixed costs from lower volume year over year and higher LIFO expense resulting from the on-going inflationary environment.

Selling, general and administrative expense

Selling, general and administrative expense increased $14.3 million from prior year, but as a percent of revenue decreased 20 bps to 25.1% compared to 25.3% in the same period last year. This increase in Selling, general and administrative expense is a result of higher incentive compensation expense accruals and higher relative expenses from recently acquired companies, including higher amortization costs of acquired intangible assets, as well as higher costs related to the implementation of the OmniBluTM platform. This increase was partially offset by a decrease in M&A related costs.

Interest expense, net

Interest expense, net increased $7.4 million compared to same period last year. This increase was primarily due to higher interest rates as well as a higher average debt balance to fund the acquisitions we made in the third quarter of 2022. These were partially offset by higher interest income on cash on hand from the proceeds of the sale of AeroTech in 2023.

Income tax provision

The Company's tax rate from continuing operations was 18.7% for the nine months ended September 30, 2023 compared to 13.7% in the same period in 2022. The tax rate for the nine months ended September 30, 2023 was favorably impacted by discrete items totaling $2.7 million, primarily driven by benefits from prior year tax returns. The tax rate for the nine months ended September 30, 2022 was favorably impacted by discrete items totaling $6.0 million, primarily driven by benefits from stock based compensation, the UK patent box regime, and Brazilian tax litigation.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the nine months ended September 30, 2023 increased to $74.6 million compared to $71.3 million for the same period in 2022, representing an increase of $3.3 million. Adjusted EBITDA was $192.1 million for the nine months ended September 30, 2023 compared to $158.9 million during the same period in 2022, representing an increase of $33.2 million. The increase in Adjusted EBITDA was primarily driven by a higher gross profit partially offset by a higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition, and integration costs.

Income from discontinued operations

For the nine months ended September 30, 2023 and 2022, we recognized income from discontinued operations, net of income taxes, of $449.6 million and $21.9 million, respectively. The results of our discontinued operations for both nine month periods include the operations of our AeroTech business. The results of our discontinued operations for the nine months ended September 30, 2023, also includes a $444.1 million gain from the sale of AeroTech, net of tax, that was completed during the third quarter of 2023.

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

The following table presents a reconciliation of the Company's reported Income from continuing operations to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income from continuing operations	$30.5	$25.7	$74.6	$71.3
Income tax provision	4.3	5.8	17.1	11.3
Interest expense, net	0.9	3.2	14.5	7.1
Depreciation and amortization	23.1	18.8	69.3	55.4
EBITDA from continuing operations	58.8	53.5	175.5	145.1

Restructuring related costs (1)	6.4	1.5	9.7	3.1
Pension expense, other than service cost (2)	0.2	0.1	0.6	0.1
M&A related costs (3)	—	4.4	3.6	8.9
LIFO expense (4)	0.9	1.1	2.7	1.7
Adjusted EBITDA from continuing operations	$66.3	$60.6	$192.1	$158.9
(1) Costs incurred as a direct result of the restructuring program are excluded because they are not part of the ongoing operations of our underlying business.
(2) Pension expense, other than service cost is excluded as it represents all non service-related pension expense, which consists of non-cash interest cost, expected return on plan assets and amortization of actuarial gains and losses.
(3) M&A related costs include integration costs, amortization of inventory step-up from business combinations, earn out adjustments to fair value, advisory and transaction costs for both potential and completed M&A transactions and strategy. M&A related costs are excluded as they are not part of the ongoing operations of our underlying business.
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

Restructuring

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize our overall cost structure on a global basis. The initiatives under this plan includes streamlining operations and our general and administrative infrastructure. As of September 30, 2023, we recognized restructuring charges of $15.1 million, net of a cumulative release of the related liability of $2.9 million. The total estimated cost, net of releases was revised in the prior quarter from $8.0 million to $10.0 million to a range of $16.0 million to $18.0 million, all of which is expected to be recognized by the end of 2023. These changes are due to additional actions being taken to support our streamlining operations under this plan.

The following table details the cumulative amount of annualized savings and incremental savings for the 2022/2023 restructuring plan:

	Cumulative Amount	Incremental Amount			Cumulative Amount
(In millions)	As of December 31, 2022	During the quarter ended March 31, 2023	During the quarter ended June 30, 2023	During the quarter ended September 30, 2023	As of September 30, 2023
Cost of sales	$0.1	$0.5	$0.8	$1.6	$3.0
Selling, general and administrative	0.1	1.0	1.3	1.9	4.3
Total restructuring savings	$0.2	$1.5	$2.1	$3.5	$7.3

Cumulative savings for the 2022/2023 restructuring plan were revised in the prior quarter from the range of $9.0 million to $12.0 million to a range of $18.0 million to $20.0 million to reflect the impact of additional actions being taken to streamline operations. Full year 2023 savings were revised in the prior quarter from $5.0 million to $6.0 million to a range of $9.0 million to $10.0 million and the remainder will be realized in 2024.

For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, borrowings from our revolving credit facility, and proceeds from the issuance of the convertible notes on May 28, 2021. We completed the sale of our AeroTech business on August 1, 2023 and received proceeds of $808.2 million. During the three months ended September 30, 2023, we used the proceeds to repay $305.4 million of our debt, to pay $15.4 million for transaction costs related to the sale of AeroTech and to make a $9.0 million contribution to our U.S. qualified pension plan. We expect to use the remaining net proceeds from the transaction to pay approximately $143.4 million in tax on the gain from the sale of AeroTech, which is expected to be paid by the end of 2023, and for our stated capital allocation priorities, including continued disciplined inorganic growth for the Company.

As of September 30, 2023, we had $401.7 million of cash and cash equivalents, $39.9 million of which was held by our foreign subsidiaries, and $125 million in highly-liquid marketable securities. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and required taxpayers to amortize such expenditures in the U.S. over five years. As a result, we expect an adverse impact of approximately $15 million to our cash from continuing operations in 2023. The impact will continue over the remaining four-year amortization period but decrease each year.
For the nine months ended September 30, 2023, we had total operating cash flow of $95.6 million. For full year 2023, we expect to generate positive cash flows. Our liquidity as of September 30, 2023, or cash plus borrowing ability under our revolving credit facilities, was $1.19 billion.

The cash flows generated by our operations and borrowings are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, and other financing arrangements.

Based on our current capital allocation objectives, during 2023, we anticipate capital expenditures to be between $50 million and $60 million, which includes about $12 million to $14 million of continued capitalized investment in our OmniBluTM digital platform. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. We believe JBT's strong balance sheet, operating cash flows, and access to capital as of September 30, 2023, positions us to successfully navigate through the current challenging economic conditions as we continue to invest in growth strategies including our acquisition program and new product development.

Cash Flows

Cash flows for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022
Cash provided by continuing operating activities	$95.6	$87.0
Cash provided by (required by) continuing investing activities	612.7	(392.1)
Cash (required by) provided by continuing financing activities	(345.7)	298.6
Effect of foreign exchange rate changes on cash and cash equivalents	(2.6)	(4.9)
Net increase (decrease) in cash from continuing operations	$360.0	$(11.4)

Cash provided by continuing operating activities during the nine months ended September 30, 2023 was $95.6 million, representing a $8.6 million increase compared to the same period in 2022. This increase was driven primarily by increased customer collections of trade receivables and reduced inventory investment. The operating cash inflows were partially offset by increased payments on accounts payable, lower customer collections of advanced payments, and increased pension contributions.

Cash provided by investing activities during the nine months ended September 30, 2023 was $612.7 million, an increase of $1.0 billion compared to the same period in 2022. The increase is primarily from the proceeds received on the sale of the AeroTech business, lower spending on acquisitions and capital expenditures year over year, partially offset by purchase of marketable securities in the current period with the proceeds form the AeroTech sale.

Cash required by financing activities was $345.7 million during the nine months ended September 30, 2023, representing an increase in cash outflows of $644.3 million compared to same period in 2022. This increase in cash outflows year over year was primarily due to higher debt repayments for our revolving credit facility in the current period with proceeds from the AeroTech sale compared to higher borrowings from our credit facility to fund acquisitions during the same period in 2022.

Financing Arrangements

As of September 30, 2023 we had $250.0 million drawn on and $1.04 billion of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of September 30, 2023, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future. However, there can be no assurance that continued or increased volatility in global economic conditions will not impair our ability to meet our covenants, or that we will continue to be able to access the capital and credit markets on terms acceptable to us or at all.

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

For additional information about our convertible secured notes, convertible note hedge and warrant transactions, refer to Note 7. Debt of the Notes to the Condensed Consolidated Financial Statements.

As of September 30, 2023, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

As a result, as of September 30, 2023, all of our total outstanding debt of $652.5 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and a portion of revolving credit facility subject to an average fixed rate of 0.76% in addition to the premium charged for the credit spread on our revolving credit facility.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2023. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023. We have concluded that, as of September 30, 2023, our disclosure controls and procedures were:

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

There were no changes in controls that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended September 30, 2023.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A. "Risk Factors" in JBT's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2023:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2023 through July 31, 2023	—	$—	—	$22.3
August 1, 2023 through August 31, 2023	—	—	—	22.3
September 1, 2023 through September 30, 2023	—	—	—	22.3
	—	$—	—	$22.3

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Date: October 27, 2023