Form 10-K
period 2023-12-31
John Bean Technologies CORP
filed 2024-02-23
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $3,801,346,464.
At February 16, 2024, there were 31,791,262 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements related to our business and our results of operations, a potential transaction with Marel, our strategic plans, our restructuring plans and expected cost savings from those plans and our liquidity. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:
•the completion of confirmatory due diligence by us prior to launching the offer for Marel shares (the offer);
•the occurrence of any event, change or other circumstances that could give rise to the termination or abandonment of the offer;
•the expected timing and likelihood of completion of the proposed transaction with Marel, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the offer that could reduce anticipated benefits or cause the parties to abandon the transaction;
•the ability to successfully integrate the businesses of JBT and Marel;
•the possibility that our stockholders may not approve the issuance of new shares of common stock in the offer;
•the risk that Marel and/or JBT may not be able to satisfy the conditions to the proposed offer in a timely manner or at all;
•the risk that the proposed offer and its announcement could have an adverse effect on the ability of JBT and Marel to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers and on their operating results and businesses generally;
•the risk that problems may arise in successfully integrating the businesses of Marel and JBT, which may result in the combined company not operating as effectively and efficiently as expected;
•the risk that the combined company may be unable to achieve cost-cutting synergies or it may take longer than expected to achieve those synergies;
•fluctuations in our financial results;
•unanticipated delays or acceleration in our sales cycles;
•deterioration of economic conditions, including impacts from supply chain delays and reduced material or component availability;
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
•difficulty in implementing our pure play food and beverage strategy, including our ability to execute on strategic investments, merger or acquisition opportunities;
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

ITEM 1.    BUSINESS

GENERAL

We are a leading global technology solutions and service provider to high-value segments of the food and beverage industry. We design, produce, and service sophisticated products and systems for multi-national and regional customers. Our mission is to make better use of the world’s precious resources by providing solutions that substantially enhance our customers’ success, and in doing so design, produce and service sophisticated and critical products and systems for food and beverage companies that improve yields and boost efficiency.

We were originally incorporated as Frigoscandia, Inc. in Delaware in May 1994. Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602.

Operating results and additional financial data and commentary are provided in the Results of Continuing Operations section in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

DESCRIPTION OF BUSINESS

We provide comprehensive solutions throughout the food production value chain extending from primary processing through packaging systems for a large variety of food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, plant-based meat alternatives, dairy, bakery, pet foods, soups, sauces, and juices. Our solutions also support nutraceutical and powder applications. We also provide stand-alone and fully integrated automated guided vehicle systems for repetitive material handling requirements for use in manufacturing, warehouse, and other facilities.

The product offering of our businesses includes:

•Food and Beverage Solutions. Our equipment offerings include primary, secondary and further value-added processing, including chilling, mixing/grinding, injecting, blending, marinating, tumbling, flattening, forming, portioning, coating, cooking, frying, freezing, extracting, pasteurizing, sterilizing, concentrating, high pressure processing, weighing, inspecting, filling, closing, sealing, end of line material handling, and packaging solutions, which support a large and growing portfolio of food, beverage, and health end markets.

•Automated Guided Vehicle Systems. Our Automated Guided Vehicle Systems offerings include stand-alone, fully integrated, and dual-mode robotic systems for material movement requirements with a wide variety of applications including automotive manufacturing, warehousing, and medical facilities.

On August 1, 2023, we completed the sale of the AeroTech business segment ("AeroTech"). This sale was completed pursuant to the Stock and Asset Purchase Agreement, dated May 26, 2023, to sell AeroTech to Oshkosh Corporation. This divestiture supported the Company's strategy to become a pure-play food and beverage solutions provider. For additional information, refer to Note 2. Discontinued Operations of the Notes to the Consolidated Financial Statements.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment that is a source of recurring revenue from our aftermarket parts and service offerings and re-build services for customer-owned equipment. As part of our aftermarket program, we also provide a digital solution called OmniBlu™, a subscription-based offering including integrated best-in-class service, parts availability, and machine optimization capabilities - all supported by a powerful digital infrastructure leveraging AI, machine learning, and predictive analytics. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, such as PRoCARE® and consulting services. We offer full service operating leases on certain high-capacity industrial extractors, which include routine parts and maintenance support. Recurring revenue accounted for 51% of total revenue in 2023.

We believe our success is derived from continued innovation, applying differentiated and proprietary technologies to meet customers’ food and beverage processing needs. We continually strive to improve existing products and develop new solutions by working closely with our customers to meet their evolving needs. The installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our food processing customers.

We have operations strategically positioned around the world to serve our existing equipment installed base located in more than 100 countries. Our principal production facilities are located in the United States (Arkansas, California, Florida, New York, North

Carolina, Ohio, Pennsylvania, Virginia and Wisconsin), Brazil, Belgium, Germany, Italy, Spain, Sweden, the Netherlands, the United Kingdom, and South Africa. In addition to sales and services offices based in more than 25 countries, we also support our customers in their development of new food products and processes as well as the refinement and testing of their current applications through 10 technical centers located in the United States (California, Florida, and Ohio), Mexico, Brazil, Belgium, Italy, Spain, Sweden, and the Netherlands. Our global presence allows us to provide direct customized support to customers virtually anywhere they process food.

Solutions, Products and Services
We offer a broad portfolio of systems, equipment and services to our customers which are often sold as part of a fully integrated processing line solution. Our systems are typically customized to meet a large variety of customer application needs within food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, plant-based meat alternatives, dairy, bakery, pet foods, soups, sauces, and juices. Thus, actual production capacity ranges vary and are dependent on the food and product packaging type being processed. Our fully integrated processing lines often span from the initial point of entry of raw products through further processing and end of line packaging.

The initial step in the food processing cycle is primary processing, where the readily edible food is extracted from the inedible raw commodity or preserved in its raw form to increase shelf life. Our primary processing offerings increase food yield, lower energy and water usage, reduce food waste, and enhance food safety. In the primary processing space, we offer solutions for meat and poultry applications, and fruit and vegetable processing equipment. Products in the primary processing space include:
•poultry overhead and conveyance systems;
•offal and feather processing;
•meat and poultry processing applications, including scalding, picking, evisceration, maceration, water re-use, paw processing, cut-up and deboning, wing segmentation, and skinning equipment;
•pathogen protection for poultry and meat applications;
•freezing, chilling, refrigeration, and proofing systems;
•industrial citrus, tropical and temperate fruit and vegetable processing equipment, including cleaning, grading, storing, feeding, finishers, pulp systems, evaporators, ingredient recovery systems, slicing, washing, drying, transporting, and mixing;
•specially formulated fruit and vegetable cleaners, post-harvest sanitizers, fungicides, and coatings;
•skid-mounted products, including solutions for aseptic sterilization, bulk filling, and labelling, as well as ingredient and by-product recovery and clean-up systems; and
•high-capacity industrial juice extractors; and
•point of use produce juicers for retail markets.

The next step in the food processing cycle is secondary processing where the ingredients prepared through primary processing are transformed into consumable food or are further preserved for consumption. Our secondary processing offerings add further value by transforming food into a more marketable and edible product while reducing labor through automation, increasing yields, improving product quality, reducing energy and water usage, lowering food waste, and enhancing food safety. In the secondary processing space, we supply a broad portfolio of processing solutions for customers producing protein products, such as meat, poultry, and seafood, and liquid food and beverage products, including products used standalone or as ingredients in dairy products, bakery products, and fruit-based beverages. Products in the secondary processing space include:
•meat and poultry processing functions, including tenderization, portioners and waterjet portioners, slicers and cordon-bleu slicers, attribute scanners/sorters, injectors, scales and weighing systems, brine preparation, injection, marination, mixers, grinders, flatteners, formers, and tenderizers;
•x-ray detection systems created for the unique needs of poultry and fish;
•aseptic systems, including sterilizers, fillers, blow molders and controls that can be used for bulk or retail production of diverse products such as not-from concentrate orange juice, milk, alt-dairy, purees, soups, sauces, and concentrates;
•flavor vats, batching systems, melting systems, and storage tanks;
•fully integrated industrial preservation systems that enable production of extended shelf life and shelf-stable foods in a wide variety of flexible, rigid, and semi-rigid packages;
•rotary and linear filling and closing technologies for metal cans, glass jars, glass and plastic bottles, and pouches; and
•integrated solutions for the processing of extended shelf life and shelf-stable food and liquid products including a line of continuous hydrostatic sterilizers, continuous rotary sterilizers, batch retorts, heat exchangers, and thermal process controls.

The final step in the food processing cycle is further processing where the food product is further refined through a variety of different value added techniques for broader or more convenient consumption. Our further processing offerings enhance the quality of the final food product while reducing labor through automation, improving product quality, reducing energy and water usage, lowering food waste, and enhancing food safety. In the further processing space, we supply a comprehensive portfolio of high-

volume industrial cooking and freezing solutions, in addition to capabilities in filling, carbonated beverages, high pressure processing, fresh-cut produce, infant food, pet food, and pharma/nutraceuticals. Products in the further processing space include:
•cookers, fryers, spiral and linear ovens and cooking systems, coating and seasoning applicators, pasteurizers, and proofers;
•design, assembly, testing, and installation of self-stacking spiral ovens, freezers, chillers, individual quick freezing (IQF) systems, linear/impingement freezing systems, and flat product and contact freezers;
•equipment to clean, mix, grade, sort, and blanch produce, fresh-cut salads, fruits, and vegetables;
•powder and linear fillers, and vacuum fillers, a leading filler for high-value powdered food;
•solutions for blending, filling, container handling and seaming on high-capacity beverage lines packaged in cans or bottles;
•high-pressure processing equipment, supporting clean-label products and non-thermal preservation solutions for a broad array of market segments;
•full line solutions for wet pet food producers; and
•modularized tanks, skids, and bioreactors as well as installation of sanitary/high purity piping that plays a vital role in producing vaccines and medicines.

In the packaging space, we supply packaging systems, tray seal packaging equipment, and case packers providing automatic in-line solutions for the food segment. Our tray sealing solutions help extend the self life of packaged food and can reduce plastic consumption versus traditional packaging methods, offering solutions in a wide range of industries including, food, pharmaceutical, and retail markets.

We are a recognized U.S. Department of Agriculture ("USDA") and Food and Drug Administration ("FDA") Food Process Authority and offer consulting services to help design food production processes in accordance with the USDA's and FDA's stringent requirements. Our solutions also include specialized material handling systems to automate the handling and tracking of processed and unprocessed containers as well as software and controls provided by AutoCoding Systems that help our customers optimize and track their processes to allow real time modifications in the case of process deviations.

Across our equipment and technologies, we create shared value for our food and beverage customers by offering high-quality, technologically advanced, and reliable solutions that deliver quality performance while also striving to support customer sustainability objectives. As a result, many of our solutions seek to minimize food and packaging waste, extend food product life, optimize and reduce water and energy usage, increase yield and maximize efficiency.

Automated Systems. We are a leading global supplier of robotic automated guided vehicle systems for material movement in the automotive, food and beverage, building materials, warehousing and healthcare industries. We provide engineering services and simulations to evaluate material handling requirements, standard and custom automated guided vehicle hardware and software, and stand-alone (JayBoT®) and fully integrated system hardware and software for a scalable solution that can be applied individually or across the entire customer enterprise.

Aftermarket Products, Consumables, Parts, and Services. We provide aftermarket products, parts, and services for all of our integrated food processing systems and equipment. We provide retrofits and refurbishments to accommodate changing operational requirements, and we supply our own brand of food grade lubricants and cleaners designed specifically for our equipment. We supply packaging material components for our clip packaging customers in the form of metal clips and hanging loops. We also provide continuous, proactive service to our customers including through the fulfillment of preventative maintenance agreements and consulting services such as water treatment, corrosion monitoring control, food safety and process auditing, and the expertise of on-site technical personnel. In addition to helping our customers reduce their operating costs and improve efficiencies, our customer service focus also helps us maintain strong commercial relationships and provides us with ongoing access to information about our customers’ requirements and strategies to foster continuing product development. Our aftermarket products, parts, and services, coupled with our large installed base of food processing systems and equipment, provide us with a strong base for growing recurring revenue. Sales of aftermarket products, parts and services are consolidated within the total revenue of the related business. As part of our aftermarket program, we also provide a digital solution called OmniBlu™, a subscription-based offering including best-in-class service, parts availability, and machine optimization capabilities - all supported by a powerful digital infrastructure leveraging AI, machine learning, and predictive analytics. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, such as PRoCARE® and consulting services.

Order Backlog
For information regarding our order backlog, refer to the section entitled “Inbound Orders and Order Backlog” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Sales and Marketing
We sell and market our products and services predominantly through a direct sales force, supplemented with independent distributors, sales representatives, and technical service teams. Our experienced global sales force is comprised of individuals with strong technical expertise in our products and services and the industries in which they are sold.

We support our sales force with marketing and training programs that are designed to increase awareness of our product offerings and highlight our differentiation while providing a set of sales tools to aid in the sales of our technology solutions. We actively employ a broad range of marketing programs to inform and educate customers, the media, industry analysts, and academia through targeted newsletters, our website, blogs, social media platforms, seminars, trade shows, user groups, and conferences. We regularly introduce new internal digital resources designed to accelerate the quote-to-order process, identify cross-selling opportunities between our separate businesses. In addition, we utilize marketing automation processes and technology to drive lead generation.

Competition
We conduct business worldwide and compete with large multinational companies as well as a variety of local and regional companies, which typically are focused on a specific application, technology or geographical area.

JBT’s major competitors include, but are not limited to, Advanced Equipment Inc.; Alit SRL; Allpax Products, Inc.; Atlas Pacific Engineering Company, Inc.; Barry-Wehmiller Companies, Inc.; Brown International Corp.; CFT S.p.A.; Egemin Automation Inc.; Elettric 80 S.p.a. Italia; Ferrum; Food Processing Equipment Company; FPS Process Foods Solutions; GEA Group AG; Krones; Marel hf.; METALQUIMIA, S.A.; Mettler-Toledo International, Inc.; Morris & Associates, Inc.; MYCOM; Middleby Corporation; Nantong Freezing Equipment Company, Ltd.; Poly-clip system GmbH & Co. KG; Provisur Technologies, Inc.; Shibuya Corporation; Starfrost; Statco Engineering; Steriflow SAS.; Tetra Laval; Tecnopool S.p.A; Heinen Freezing GmbH & Co. KG; Square Technology Group Co., Ltd; DSI Dantech A/S; Duravant LLC; Bettcher Industries, Inc; and ProMach Inc.

We compete by leveraging our industry expertise to provide differentiated and proprietary technology, integrated systems, high product quality and reliability, and comprehensive aftermarket services for installed base of our equipment. Furthermore, this installed base also provides us with strong, long-term customer relationships from which we derive information for new product development to meet the evolving needs of our customers. We strive to provide our customers with equipment that delivers a lower total cost of ownership, distinguishing ourselves by providing reliable uptime, labor reduction through automation, increased yields, and improved product quality, while helping customers achieve ambitious environmental goals of lowering energy and water usage, reducing food waste, and enhancing food safety. Our ability to provide comprehensive sales and service in all major regions of the world, by maintaining local personnel in region, differentiates us from regional competition.

Geographic Information
We have operations strategically positioned around the world to serve our existing equipment base located in more than 100 countries. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.

Customers
No single customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

Patents, Trademarks and Other Intellectual Property
We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 659 United States and foreign issued patents and have approximately 307 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 703 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Sources and Availability of Raw Materials
We purchase carbon steel, stainless steel, aluminum, and/or steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs. We have taken steps to minimize impacts on the business caused by disruptions to the global economy, including supply chain disruptions, which began in 2020 and continued through 2023. By working closely with our supply base, primarily through supply chain and strategic sourcing initiatives that include supply base consolidation, make versus buy decisions, value engineering and component standardization, and best cost country sourcing, we have improved lead times and stabilized raw material costs. We expect that these supply chain initiatives will continue to help us successfully mitigate the impact of these events.

Working Capital Practices
In order to provide, and install, custom designed equipment, companies in the food machinery industry generally generate customer deposits, or advance payments, before construction begins. For this reason, our business can be less working capital intensive than many other industrial capital goods industries.

Human Capital Management
We have employees geographically dispersed throughout the world. As of fiscal year end 2023, we have approximately 5,100 employees worldwide, with approximately 46% located in the United States. None of our employees in the United States are represented by collective bargaining agreements. Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 49% of our international employees are covered by global employee representation bodies. We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

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

At JBT, we are deeply committed to fostering diversity, equity, inclusion, and belonging (DEIB) across all aspects of our operations. Our belief is firm, that an inclusive and diverse workforce is the cornerstone of innovation, bringing unique perspectives that enrich our corporate culture and drive our success. To this end, we have instituted a comprehensive DEIB strategy that not only acknowledges our strengths but also challenges us to stretch further in our pursuit of equitable outcomes for our workforce, supply chain, community, and stakeholders.

In October 2023, our biennial employee engagement survey featured a newly implemented company values and belonging index, that provided crucial insights into the levels of engagement and feelings of inclusion among our staff at JBT. By leveraging this belonging index, we're able to pinpoint specific areas for improvement and devise targeted strategies to enhance our inclusive culture. This approach helps us identify and address any disparities in the sense of belonging, allowing for the implementation of initiatives like targeted mentorship, tailored DEIB training, and inclusive team activities. The data from the belonging index not only guides our DEIB strategy, but also tracks our progress, ensuring our actions effectively foster a more welcoming and inclusive environment for all JBT employees. Through this focused and data-driven strategy, we are committed to strengthening our culture of belonging, making JBT an even better place to work.

Central to our DEIB strategy is our Global DEIB Council, a dedicated body tasked with developing and implementing programs, processes, and communications to advance our DEIB objectives. This council plays a pivotal role in guiding our efforts and ensuring that our commitment to inclusion is reflected in every facet of our operations.

A key component of our DEIB strategy is the formation of Employee Network Communities (ENCs). These ENCs provide a supportive space for underrepresented groups to share experiences, foster professional development, and contribute to our inclusive culture. Our network includes the Women's Inclusion Network (WIN), an ENC for Black employees (BEST), and a newly established ENC for global military veterans, among others. These communities are vital in promoting a sense of belonging and engagement within our workforce.

In 2023, JBT undertook significant initiatives to bolster our commitment to diversity, equity, inclusion, and belonging (DEIB), including a global education program. Courses such as the Unconscious Bias training marked a pivotal step in our efforts to cultivate an inclusive workplace. This initiative was aimed at raising awareness and educating our employees on DEIB topics, fostering an environment where every team member can contribute to a culture of mutual respect and understanding.

Complementing this educational push, our Corporate Giving Program was strategically aligned with the UN Sustainable Development goals, and our DEIB goals to make a tangible impact on broader societal issues. This program focused on addressing critical challenges such as food insecurity and supporting underserved communities, demonstrating our dedication to social responsibility. Through the JBT U.S. Corporation Matching Gift Plan, we not only encouraged our employees to engage in philanthropy but also matched their contributions to eligible organizations, amplifying our collective impact and reinforcing our commitment to giving back to the communities where we operate. Together, these initiatives reflect our holistic approach to embedding DEIB principles into every aspect of our corporate ethos in 2023.

Recognizing that our people are our greatest asset, we have put in place robust recruitment and development processes to retain, develop, and attract top talent. Our equitable recruitment strategies include partnerships with national organizations such as the Society of Women Engineers (SWE), the Society of Hispanic Professional Engineers (SHPE), and the National Society of Black Engineers (NSBE).

Our talent development efforts are equally robust, featuring the Executive Performance Management Program and the Global Talent Development Review process. These initiatives ensure that our leadership and workforce are equipped with the necessary skills and competencies to lead JBT towards achieving its strategic goals. Furthermore, our Leadership Framework outlines the essential competencies for successful leadership at JBT, providing a structured and equitable approach to developing these traits across our organization.

At JBT, our leadership, spearheaded by our CEO and supported by a team with deep industry experience, is key to our strategic success and our commitment to diversity, equity, inclusion, and belonging (DEIB). Our CEO has also signed the CEO Action for Diversity and Inclusion pledge formalizing our commitment to create a more diverse, inclusive, and equitable workforce. This experienced management team is crucial for maintaining our global leadership and for advancing DEIB throughout our operations. We're focused on building an inclusive culture where every employee can flourish, which is essential for our continued success as a global market leader. For details on risks related to management retention and attraction, see “Part 1. Item 1A. Risk Factors.” Our leadership's dedication ensures JBT's ongoing growth and reinforces our inclusive competitive edge.

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

Under the Comprehensive Environmental Response, Compensation and Liability Act, referred to as CERCLA, and related state laws and regulations, joint and several liability can be imposed without regard to fault or the legality of the original conduct on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of a contaminated site where a hazardous substance release occurred and any company that transported, disposed of, or arranged for the transport or disposal of hazardous substances that have been released into the environment, including hazardous substances generated by any closed operations or facilities. In addition, neighboring landowners or other third parties may file claims for personal injury, property damage, and recovery of response cost. We may also be subject to the corrective action provisions of the Resource, Conservation and Recovery Act, or RCRA, and analogous state laws that require owners and operators of facilities that treat, store, or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with their operations

Many of our facilities and operations are also governed by laws and regulations relating to worker health and workplace safety, including the Federal Occupational Safety and Health Act, or OSHA. We believe that appropriate precautions are taken to protect our employees and others from harmful exposure to potentially hazardous work environments, and that we operate in substantial compliance with all OSHA or similar regulations.

We are also subject to laws and regulations related to conflict minerals, forced labor, export compliance, anti-corruption, and immigration and we have adopted policies, procedures and employee training programs that are designed to facilitate compliance with those laws and regulations.

Available Information
All periodic and current reports, registration statements, and other filings that we are required to make with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, proxy statements and other information are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. You may access and read our SEC filings free of charge through our website at www.jbtc.com, under “Investor Relations – SEC Filings,” or the SEC’s website at www.sec.gov.

The information contained on or connected to our website, www.jbtc.com, is not incorporated by reference into this Annual Report on Form 10-K or any other report we file with the SEC.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 16, 2024, are as follows:

Name	Age	Office
Brian A. Deck	55	President and Chief Executive Officer
Matthew J. Meister	45	Executive Vice President and Chief Financial Officer
Shelley Bridarolli	53	Executive Vice President, Chief Human Resources Officer
James L. Marvin	63	Executive Vice President, General Counsel and Assistant Secretary
Kristina Paschall	49	Executive Vice President, Chief Information and Digital Officer
Jack Martin	60	Executive Vice President, Supply Chain
Luiz "Augusto" Rizzolo	46	Executive Vice President and President, Diversified Food and Health
Robert Petrie	54	Executive Vice President and President, Protein
Jessi L. Corcoran	41	Vice President, Corporate Controller and Chief Accounting Officer

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

JAMES L. MARVIN became our Executive Vice President and General Counsel in May 2014, and served as Secretary from July 2008 to August 2018, subsequent to which he has served as Assistant Secretary. From July 2008 until May 2014, Mr. Marvin served as Deputy General Counsel and Secretary, acting as Division Counsel for our former AeroTech Division and managing corporate legal matters. Mr. Marvin joined FMC Technologies, Inc. in April 2003, serving as Assistant General Counsel and Assistant Secretary, acting as Division Counsel for FMC Technologies’ Airport Systems Division and managing corporate legal matters. Before joining FMC Technologies in 2003, Mr. Marvin served in the roles of Chief Corporate Counsel and Division Counsel for Corporate Finance at Heller Financial, Inc., a publicly-traded middle-market financial services business. Mr. Marvin was previously a partner with the Chicago-based law firm Katten Muchin Zavis, with a practice focused in commercial financial transactions. Mr. Marvin was a corporate securities attorney with O’Connor Cavanagh Anderson Westover Killingsworth & Beshears in Phoenix, Arizona.

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

ROBERT PETRIE was appointed as our Executive Vice President and President, Protein in September 2021. Mr. Petrie previously led JBT's Protein EMEA (Europe, Middle East, and Africa) business, with additional responsibility for JBT's Protein business in Asia. Mr. Petrie joined the Company in 2009 when Double D Food Engineering Ltd, where he was Managing Director and a shareholder, was acquired by JBT. During his tenure at JBT, Mr. Petrie has progressed through several general management and commercial leadership roles with increasingly complex responsibilities. Before joining Double D, Mr. Petrie held various engineering, quality, and operational positions at NCR Corporation.

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

RISKS RELATED TO THE PROPOSED MERGER

The Proposed Business Combination (as defined below) with Marel is subject to significant risks and uncertainties and may not be consummated on the expected terms, if at all.

We intend to launch a voluntary tender offer for all of the issued and outstanding shares of Marel hf. (“Marel”) to effectuate a merger with Marel in the second quarter of 2024 (the “Proposed Business Combination"). Launch of the offer is subject to, among other things, confirmatory due diligence, further negotiations, and approval by our Board of Directors. There is no assurance that an offer will be launched. In addition, even if an offer is launched, consummation of the Proposed Business Combination is expected to be subject to the satisfaction or waiver of various conditions, including valid acceptance of the offer from Marel shareholders representing at least 90% of the issued and outstanding share capital and voting rights of Marel, receipt of required regulatory approvals, receipt of required approvals from our shareholders and other customary closing conditions. As a result, there can be no assurance that the Proposed Business Combination will be consummated on the expected terms, on the anticipated schedule, or at all. Any delay in consummation of the Proposed Business Combination will result in increased transaction costs and professional fees. If we fail to consummate the Proposed Business Combination, we may be required to pay Marel a break fee under any agreement that is entered into between the parties.

If consummated, the success of the Proposed Business Combination will depend, in significant part, on the successful integration of the two companies, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. Difficulties in integrating our and Marel’s business practices and operations may result in the combined company performing differently than expected, operational challenges or the delay or failure to realize anticipated benefits and synergies, and could have an adverse effect on our business, financial condition, results of operations, and cash flows.

The issuance of shares of our common stock in connection with the Proposed Business Combination will dilute the ownership interests of our existing shareholders. In addition, the combined company's indebtedness is expected to be substantially greater than our current indebtedness.

We currently expect to provide Marel shareholders with a mix of cash and shares of our common stock as consideration for the Proposed Business Combination. Any issuance of shares of our common stock to Marel shareholders will dilute the ownership and voting interests of our existing shareholders. In addition, we expect to incur significant indebtedness, through one or more financing arrangements, to fund the cash portion of the consideration for the Proposed Business Combination, which we may not be able to obtain on favorable terms. We expect the combined company's indebtedness will be substantially greater than our current indebtedness and greater than our and Marel's combined indebtedness prior to the Proposed Business Combination. Our substantially increased indebtedness may have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, lowering our credit ratings, increasing our borrowing costs and/or requiring us to reduce or delay investments, strategic acquisitions and capital expenditures, or to seek additional capital to refinance our indebtedness.

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

Our quarterly and annual financial results have varied in the past and are likely to continue to vary in the future due to a number of factors, many of which are beyond our control. In particular, the contractual terms and the number and size of orders in the capital goods industries in which we compete vary significantly over time. The timing of our sales cycle from receipt of orders to shipment of the products or provision of services can significantly impact our sales and income in any given fiscal period. These and any one or more of the factors listed below, among other things, could cause us not to achieve our revenue or profitability expectations in any given period and the resulting failure to meet such expectations could cause a drop in our stock price:

•volatility in demand for our products and services, including volatility in growth rates in the food processing industry;

•downturns in our customers’ businesses resulting from deteriorating domestic and international economies where our customers conduct substantial business;

•increases in commodity prices resulting in increased manufacturing costs, such as petroleum-based products, metals or other raw materials we use in significant quantities;

•supply chain delays and interruptions;

•effects of tight labor market on our labor costs resulting from higher labor turnover, shortage of skilled labor, and higher labor absenteeism;

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

We attempt to offset these cost increases through increases in pricing and efforts to lower costs through manufacturing efficiencies and cost reductions. However, the impact of such increase costs may not be fully mitigated.

Infrastructure failures or catastrophic loss at any of our facilities, including damage or disruption to our information systems and information database, could lead to production and service curtailments or shutdowns and negatively affect our business, financial condition, results of operations, and cash flows.

We manufacture our products at facilities in the United States, Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands, Germany, and South Africa. An interruption in production or service capabilities at any of our facilities as a result of equipment failure or any other reasons could result in our inability to manufacture our products. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to cancellations.

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

In addition, it is periodically necessary to replace, upgrade, or modify our internal information systems. For example, we are currently in the process of implementing common Enterprise Resource Planning ("ERP") systems across the majority of our businesses. If we are unable to do this in a timely and cost-effective manner, especially in light of demands on our information technology resources, our ability to capture and process financial transactions and therefore our business, financial condition, results of operations, and cash flows may be materially adversely impacted.

We are subject to cyber-security risks arising out of breaches of security relating to sensitive company, customer, and employee information and to the technology that manages our operations and other business processes.

Our business operations rely upon secure information technology systems for data capture, processing, storage, and reporting. Notwithstanding careful security and controls design, our information technology systems, and those of our third-party providers could become subject to cyber-attacks. Network, system, application, and data breaches could result in operational disruptions or information misappropriation, including, but not limited to, inability to utilize our systems, and denial of access to and misuse of applications required by our clients to conduct business with us. Phishing and other forms of electronic fraud may also subject us to risks associated with improper access to financial assets, customer information and diversion of payments. Theft of intellectual property or trade secrets and inappropriate disclosure of confidential information could stem from such incidents. Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity or business delays and could have a material adverse effect on our business. In addition, requirements under the privacy laws of the jurisdictions in which we operate, such as the EU General Data Protection Regulation ("GDPR") and California Consumer Privacy Act, impose significant costs that are likely to increase over time.

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

•negatively impact global demand for technologically sophisticated food production equipment, which could result in a reduction of sales, operating income, and cash flows;

•negatively affect the rates of expansion, consolidation, renovation, and equipment replacement within the food processing industry, which may adversely affect the results of operations of our business; and

•impair the financial viability of our insurers.

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

Our inability to secure raw material supply, component parts, sub-assemblies, finished good assemblies, installation labor, and/or logistics capacity in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture, install and/or distribute products to customers.

We purchase raw materials, component parts, sub-assemblies, and/or finished good assemblies for use in manufacturing, installation, service and/or distribution of our products to customers. Logistics availability and other external factors impacting our inbound and outbound transportation, raw material supply, component parts, sub-assemblies, and/or finished goods we procure could result in manufacturing, installation and/or outbound transportation delays, inefficiencies, or our inability to distribute products if we cannot timely and efficiently manufacture them. In addition, our gross margins could be adversely impacted if raw materials, component parts, sub-assemblies, finished goods, installation services and/or logistics provider's higher costs cannot be offset with timely pricing increases to customers.

The disruptions to the global economy as a result of the war in Ukraine and other subsequent geopolitical events continue to impede global supply chains, resulting in longer lead times and increased raw material costs. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers. Despite the actions we have taken to minimize the impacts of supply chain disruptions, there can be no assurances that unforeseen future events in the global supply chain and inflationary pressures will not have a material adverse effect on our business, financial condition and results of operations.

An increase in energy or raw material prices may reduce the profitability of our customers, which ultimately could negatively affect our business, financial condition, results of operations, and cash flows.

Energy prices are volatile globally, but are especially high in Europe, as a result of the war in the Ukraine. High energy prices have a negative trickledown effect on our customers’ business operations by reducing their profitability because of increased operating costs. Our customers require large amounts of energy to run their businesses and higher energy prices also increase food processors’ operating costs through increased energy and utility costs to run their plants, higher priced chemical and petroleum based raw materials used in food processing, and higher fuel costs to run their logistics and service fleet vehicles.

Food processors are also affected by the cost and availability of raw materials such as feed grains, livestock, produce, and dairy products. Increases in the cost and limitations in the availability of such raw materials can negatively affect the profitability of food processors’ operations.

Any reduction in our customers’ profitability due to higher energy or raw material costs or otherwise may reduce their future expenditures for the food processing equipment that we provide. This reduction may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Freezes, hurricanes, droughts, other natural disasters, adverse weather conditions, outbreak of animal borne diseases (H5N1, BSE, or other virus strains affecting poultry or livestock), citrus tree diseases, or food borne illnesses or other food safety, or quality concerns may negatively affect our business, financial condition, results of operations, and cash flows.

An outbreak or pandemic stemming from H5N1 (avian flu), BSE (mad cow disease), African swine fever (pork) or any other animal related disease strains could reduce the availability of poultry or beef that is processed for the restaurant, food service, wholesale or retail consumer. Any limitation on the availability of such raw materials could discourage food producers from making additional capital investments in processing equipment, aftermarket products, parts, and services that we provide. Such a decrease in demand for our products could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

Outside the United States, we enter into employment contracts and agreements in certain countries in which national employee work councils are mandatory or customary, such as in Belgium, Sweden, Spain, Italy, the Netherlands, Germany and China.

Any future strikes, employee slowdowns, or similar actions by one or more work councils, in connection with labor contract negotiations or otherwise, could have a material adverse effect on our ability to operate our business.

LEGAL AND REGULATORY RISKS

Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business could negatively affect our business, financial condition, and results of operations.

We operate manufacturing facilities in many countries other than the United States, the largest of which are located in Belgium, Sweden, Brazil, Italy, Spain, United Kingdom, the Netherlands, Germany and South Africa. Our international sales accounted for 43% of our 2023 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

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

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs or limit the amount of raw materials and products that we can import, or may otherwise adversely impact our business.
The U.S. government imposes the import duties or other restrictions on products or raw materials sourced from countries that it perceives as engaging in unfair trade practices. For instance, since 2018, the U.S. government has imposed tariffs on steel and aluminum imports and on specified imports from China. In response to these tariffs, several major U.S. trading partners have imposed, or announced their intention to impose, tariffs on U.S. goods. We import raw materials from China and other such countries subject to these tariffs. Any such duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.
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
Future environmental regulatory developments in the United States and abroad concerning environmental issues, such as climate change, could adversely affect our operations and increase operating costs and, through their impact on our customers, reduce demand for our products and services. Actions may be taken in the future by the U.S. government, state governments within the United States, foreign governments, or by signatory countries through a new global climate change treaty to regulate the emission of greenhouse gases. Pressures to reduce the footprint of carbon emissions may significantly impact the manufacturing sector. Manufacturing plants are seeking means to reduce their heat-trapping emissions and minimize their energy and water usage. The precise nature of any such future environmental regulatory requirements and their applicability to us and our customers are difficult to predict, but the impact to us and the industries that we serve would likely be adverse and could be significant, including the potential for increased fuel costs, carbon taxes or fees, a requirement to purchase carbon credits, and increased cost related to emission controls, energy use reduction, and to develop alternative technologies with lower emissions.

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

The U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act of 2010 (the "U.K. Bribery Act"), and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. If we are found to be liable for FCPA, the U.K. Bribery Act or other similar violations (either due to our own acts, or due to the acts of others), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse impact on our business, financial condition, and results of operations.

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

Although we believe our tax estimates are reasonable, we are subject to audit by tax authorities and the final determination of audits could be materially different from our historical tax provisions and accruals.

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

•risks and costs associated with integrating the acquired business or new operating facility into our operations;

•a failure to retain and assimilate key employees of the acquired business or assets;

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
As part of our strategy to grow, we are expanding our operations in certain emerging or developing markets, and accordingly have made and expect to continue to make investments to support anticipated growth in those regions. We have also made substantial investments in our digital solution, OmniBluTM, to support potential growth in parts and service revenue as well as the new revenue source of digital software subscriptions. We may fail to realize expected rates of return on our existing investments or incur losses on such investments, and we may be unable to redeploy capital to take advantage of other markets, business lines or other potential areas of growth. Our results will also suffer if these developing markets, business lines or capabilities do not grow as quickly as we anticipate.

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
Our equipment, systems and services create potential exposure for us for personal injury, wrongful death, product liability, commercial claims, product recalls, business interruption, production loss, property damage, pollution, and other environmental damages. In the event that a customer who purchases our equipment becomes subject to claims relating to food borne illnesses or other food safety or quality issues relating to food processed through the use of our equipment, we could be exposed to significant claims from our customers. Although we have obtained business and related risk insurance, we cannot assure you that our insurance will be adequate to cover all potential liabilities. Further, we cannot assure you that insurance will generally be available in the future or, if available, that premiums to obtain such insurance will be commercially reasonable. If we incur substantial liability and damages arising from such liability are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

In 2022, we launched a new subscription-based digital solution called OmniBlu™, which is a complex, evolving, and long-term initiative that involves collaboration with our food-processing customers. There is some uncertainty in the pace and depth of market acceptance of digital solutions in this industry. Our efforts in development and deployment of OmniBlu™ may also divert resources and management attention from other areas of our business. We expect to continue making significant investments to support these efforts, and our ability to support these efforts is dependent on generating sufficient profits from other areas of our business.

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

Our future growth is dependent on our ability to keep pace with the adoption of generative artificial intelligence and other machine learning technologies to remain competitive.

Our industry is marked by rapid technological developments and innovations, such as the use of artificial intelligence and machine learning, to conform to evolving industry standards. We may be required to make significant investments in artificial intelligence to maintain our competitive position in the market. If we are unable to provide enhancements and new features and integrations for our existing product portfolio, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed. Furthermore, the technical challenges associated with developing this technology may be significant, leading to risk of equipment failures, customer disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of certain customer information. These failures could result in reputational damage, legal liabilities, or loss in customer confidence.

High-capacity products or products with new technology may be more likely to experience reliability, quality, or operability problems.

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

These claims can be burdensome and costly to defend or settle and can harm our business and reputation.

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

Our profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates on our variable rate debt. A significant increase in interest rates may significantly increase our cost of borrowings and reduce the availability and increase the cost of obtaining new debt and refinancing existing indebtedness. For additional detail related to this risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosure About Market Risk."

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity, and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. generally accepted accounting principles ("GAAP") require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we use to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase to accumulated other comprehensive income. For a discussion regarding how our financial statements can be affected by pension plan accounting policies, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Estimates – Defined Benefit Pension and Other Post-retirement Plans and Note 10. Pension and Post-Retirement and Other Benefit Plans of the Notes to Consolidated Financial Statements in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Although GAAP expense and pension funding contributions are not directly related, key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

As a result of our acquisition activity, our goodwill and intangible assets have increased significantly in recent years, and we may in the future incur impairments to goodwill or intangible assets.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. Our balance sheet includes a significant amount of goodwill and other intangible assets, which represents approximately 43% of our total assets as of December 31, 2023. In accordance with Accounting Standards Codification 350 Intangibles-Goodwill and Other, our goodwill and other intangibles are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. If our estimates or the underlying assumptions change in the future, we may be required to record impairment charges. Any such charge could have a material adverse effect on our reported net income.

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

On December 1, 2021, the Board authorized a share repurchase program for up to $30 million of common stock beginning on January 1, 2022, and continuing through December 31, 2024. We intend to fund repurchases through cash flows generated by our operations. The amount and timing of share repurchases are based on a variety of factors. Important factors that could cause us to limit, suspend or delay our stock repurchases include unfavorable market conditions, the trading price of our common stock, the nature of other investment opportunities presented to us from time to time, the ability to obtain financing at attractive rates, the availability of U.S. cash and restrictions imposed by U.S. securities regulations. Repurchases of our shares will reduce the number of outstanding shares of our common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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

Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such persons.

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

Provisions in our certificate of incorporation and by-laws may make it difficult and expensive for a third-party to pursue a tender offer, change-in-control, or takeover attempt that is opposed by our management and Board of Directors. These provisions include, among others:

•A Board of Directors that is divided into three classes with staggered terms (although this three-class board structure is being eliminated over the next two years as a result of an approved proposal at our 2023 Annual Meeting of Stockholders);
•Limitations on the right of stockholders to remove directors;
•The right of our Board of Directors to issue preferred stock without stockholder approval;
•The inability of our stockholders to act by written consent; and
•Rules and procedures regarding how stockholders may present proposals or nominate directors at stockholders' meetings.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We maintain a comprehensive technology and cybersecurity program to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality, integrity, and availability of our information assets. We regularly perform evaluations and testing of our security program, information technology infrastructure, information security management systems, and third-party service providers we use in our operations.

Our cybersecurity program is led by our Chief Information Security Officer (the "CISO"), a Certified Information Systems Security Manager with over 10 years of related experience, including oversight over any third-party service providers used in connection with our cybersecurity program. Our cybersecurity program includes the implementation of controls aligned with best practices in cybersecurity and applicable statutes and regulations to identify threats, detect attacks, and protect our information assets. We use preventative and detective tools and utilities that provide alerts of vulnerabilities and missing patches for our systems. We have implemented security monitoring capabilities designed to alert us to suspicious activity and have developed an incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a breach. In addition, our employees participate in an ongoing program of mandatory annual training and receive frequent communications regarding the cybersecurity environment to increase awareness throughout the company. We have also implemented an annual training program for specific specialized employee populations, including secure coding training. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

We have established a Cybersecurity Steering Committee comprised of key leaders across the Company whose responsibilities include oversight of technology, security, and reporting functions. The objective of the Cyber Security Steering Committee is to set policies and procedures for the Company in relation to cyber events, including the Company's response protocols and disclosure requirements upon occurrence of any cyber event that is considered material to the Company.

The Audit Committee reviews cybersecurity information technology risks in connection with its oversight of our enterprise risk management system, and reports to the Board on enterprise risk management matters on a quarterly basis. If a cybersecurity event is identified by the CISO, management and the Cyber Security Steering Committee report any material security instances to the Audit Committee and the Board as they occur. Additionally, our CISO meets regularly with our senior management team and the Board of Directors or the Audit Committee to brief them on technology and information security matters, including cybersecurity risk related matters.

We carry insurance that provides protection that may reduce the potential losses arising from a cybersecurity incident. Past cybersecurity incidents have not materially affected the Company, including our business strategy, results of operations or financial condition.

ITEM 2.    PROPERTIES

We lease commercial office space for our corporate headquarters totaling approximately 24,000 square feet in Chicago, Illinois. We believe that our properties and facilities meet our current operating requirements and are in good operating condition. We believe that each of our significant manufacturing facilities is operating at a level consistent with the industries in which we operate. The following are significant production facilities for our operations:

LOCATION	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Madera, California	271,000	Owned
Lakeland, Florida	200,000	Owned
Sandusky, Ohio	140,000	Owned
Apex, North Carolina	134,200	Owned/Leased
Columbus, Ohio	115,000	Leased
Eastlake, Ohio	106,000	Leased
Kingston, New York	98,000	Owned
Stratford, Wisconsin	80,800	Owned
Middletown, Ohio	73,000	Leased
Chalfont, Pennsylvania	67,000	Leased
Alpharetta, Georgia	65,000	Leased
Russellville, Arkansas	65,000	Owned
Riverside, California	50,000	Leased

International:
Sint Niklaas, Belgium	289,000	Owned
Helsingborg, Sweden	228,000	Owned/Leased
Werther, Germany	164,000	Owned
Araraquara, Brazil	128,000	Owned
Adlington, England	97,000	Owned
Amsterdam, The Netherlands	96,000	Leased
Livingston, Scotland	87,000	Owned
Parma, Italy	62,000	Owned
Navarra, Spain	58,500	Owned
Glinde, Germany	55,000	Leased

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the New York Stock Exchange under the symbol JBT. As of February 16, 2024, there were 1,159 holders of record of our common stock.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2018 in: (i) the Company's common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the S&P 1500 Industrial Machinery index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

Issuer Purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2023 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2023 through October 31, 2023	19,757	$102.82	19,757	$20.3
November 1, 2023 through November 30, 2023	30,235	102.35	30,235	17.2
December 1, 2023 through December 31, 2023	—	—	—	17.2
	49,992	$102.54	49,992	$17.2

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

•Organic Growth. Our broad application knowledge, engineering expertise, and global sales and service allow us to work alongside our customers to develop critical products and solutions across a diverse set of food & beverage end markets. JBT is benefiting from strong commercial and market trends, which create meaningful opportunities for continued new product innovation and R&D in support of our customers' needs. Additionally, our cross-selling abilities, investment opportunities in developing geographies, and aftermarket capabilities provide meaningful growth opportunities for us globally.

•Digital Transformation. We continue to invest in our digital solution, OmniBlu™, a customer-centric platform that delivers improved access to inventory and service, advanced functionality, and measurable results for customers, while also expanding JBT's recurring revenue from aftermarket parts and services.

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

On August 1, 2023, we completed the sale of the AeroTech business segment ("AeroTech"). This sale was completed pursuant to the Stock and Asset Purchase Agreement, dated May 26, 2023, to sell AeroTech to Oshkosh Corporation. This divestiture supports the Company's strategy to become a pure-play food and beverage solutions provider. For additional information, refer to Note 2. Discontinued Operations of the Notes to the Consolidated Financial Statements.

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

Business Conditions and Outlook

Our operational performance was strong in 2023 despite a mixed commercial environment. We experienced healthy equipment demand across diverse end markets, including beverages, warehouse automation, and pharmaceuticals and nutraceuticals. Meanwhile, this was offset by the impact of higher interest rates and market dynamics in the poultry industry which affected customers' investment. Our aftermarket parts and service model remained resilient with year-over-year growth in recurring revenue.

Our operating margins improved meaningfully compared to 2022, driven by improved price-cost realizations, restructuring program savings, and strategic sourcing initiatives.

Looking ahead, we expect the demand environment to improve in 2024 as interest rates decline, poultry market dynamics continue to improve as well as benefit from our organic growth initiatives. Additionally, we expect our margins to continue to increase as we realize benefits from our continuous improvement efforts, restructuring program savings, and strategic sourcing initiatives.

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

Cost of Sales

Cost of sales are costs that are directly related to the procurement and manufacturing of equipment and parts sold, services provided, and other direct costs incurred to fulfill contracts with customers. Costs include direct costs, such as labor and raw materials and indirect costs such as manufacturing overhead and amortization of capitalized software to be sold, and patents and acquired technology intangible assets.

Selling, General and Administrative

Selling expense primarily consists of employee-related expenses for sales, marketing and public relations employees. Selling expense also includes trade show, market research, advertising and other related external marketing expense as well as office and software related costs to support sales.

General and administrative expense consists of employee-related expenses, stock based compensation and other expenses that support finance, human resource, legal, and internal-use information technology functions at our business units and our corporate offices. General and administrative expense incurred at our corporate offices, including the impact of unusual or strategic events not representative of operations, as well as stock based compensation for all employees are considered as our corporate expenses.

Restructuring expense

Restructuring expense consists of costs from our 2022/2023 Restructuring Plan. For additional financial information about restructuring, refer to Note 20. Restructuring of the Notes to the Consolidated Financial Statements.

Pension expense, other than service costs

Pension expense, other than service costs are related to our domestic and foreign defined benefit pension and other post-employment benefit plans.

Interest income

Interest income consists of interest earned on our cash equivalents and short-term marketable securities.

Interest expense

Interest expense consists of interest expense on our outstanding debt obligations including amortization of debt discounts and offering costs.

Results of Continuing Operations

A discussion of our results of operations for 2023 compared to 2022 is set forth below.

CONSOLIDATED RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2023	2022	Change	Change %
Revenue	$1,664.4	$1,590.3	$74.1	4.7%
Cost of sales	1,078.7	1,060.9	(17.8)	(1.7)%
Gross profit	585.7	529.4	56.3	10.6%
Gross Profit %	35.2%	33.3%	190 bps
Selling, general and administrative expense	409.6	389.7	(19.9)	(5.1)%
Restructuring expense	11.4	7.1	(4.3)	(60.6)%
Operating income	164.7	132.6	32.1	24.2%
Pension expense (income), other than service cost	0.7	—	(0.7)	(100.0)%
Interest income	13.4	3.7	9.7	262.2%
Interest expense	24.3	16.3	(8.0)	(49.1)%
Net income before income taxes	153.1	120.0	33.1	27.6%
Income tax provision	23.5	16.2	(7.3)	(45.1)%
Equity in net earnings of unconsolidated affiliate	(0.3)	—	(0.3)	(100.0)%
Income from continuing operations	129.3	103.8	25.5	24.6%
Income from discontinued operations, net of taxes	453.3	33.6	419.7	1,249.1%
Net income	$582.6	$137.4	$445.2	324.0%

Adjusted EBITDA from continuing operations(1)	$273.1	$227.7	$45.4	19.9%
Adjusted EBITDA % from continuing operations(1)	16.4%	14.3%	210 bps
(1)The key measures reviewed by the CODM to evaluate our performance are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA % from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

2023 Compared With 2022

Revenue

Total revenue in 2023 increased $74.1 million or 4.7% compared to 2022. Acquisitions provided additional revenue of $76.8 million, organic revenue grew by $4.7 million, and foreign currency translation was unfavorable by $7.4 million compared to the prior year. Growth in organic revenue was the result of higher pricing as well as an increase in volume for recurring revenue, partially offset by a decrease in volume for non-recurring revenue.

Gross Profit and Gross Profit Margin

Gross profit margin increased 190 bps to 35.2% compared to 33.3% in 2022. The increase was driven primarily by higher pricing, savings from our restructuring plan, and favorable mix of higher recurring revenue, partially offset by the lost leverage of fixed costs from lower equipment volume year over year.

Selling, general and administrative expense

Selling, general and administrative expense increased $19.9 million from prior year, and as a percent of revenue increased by 10 bps to 24.6% compared to 24.5% in 2022. The increase in Selling, general and administrative expense is the result of higher incentive compensation expense accruals and higher relative expenses from recently acquired companies, including higher amortization costs of acquired intangible assets, as well as higher costs related to the implementation of the OmniBluTM platform. The increase was partially offset by a decrease in M&A related costs.

Interest income

Interest income increased $9.7 million compared to 2022. This increase is due to higher interest income on cash on hand from the sale proceeds of AeroTech.

Interest expense

Interest expense increased $8.0 million compared to 2022. This increase was primarily due to higher interest rates as well as a higher average debt balance to fund the acquisitions we made in the third quarter of 2022.

Income tax provision

The Company's tax rate from continuing operations was 15.3% for the year ended December 31, 2023 compared to 13.5% in 2022. The tax rate for the year ended December 31, 2023 was favorably impacted by discrete items totaling $9.5 million, primarily driven by a benefit related to the disposition of a subsidiary which generated a capital loss that was partially allocated to continuing operations. The tax rate for the year ended December 31, 2022 was favorably impacted by discrete items totaling $8.9 million, primarily driven by benefits from stock based compensation, the UK patent box regime, and Brazilian tax litigation.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the year ended December 31, 2023 increased to $129.3 million compared to $103.8 million in 2022, representing an increase of $25.5 million. Adjusted EBITDA was $273.1 million for the year ended December 31, 2023 compared to $227.7 million in 2022, representing an increase of $45.4 million. The increase in Adjusted EBITDA was primarily driven by a higher gross profit partially offset by a higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition, and integration costs.

Income from discontinued operations

For the years ended December 31, 2023 and 2022, we recognized income from discontinued operations, net of income taxes, of $453.3 million and $33.6 million, respectively. Discontinued operations consists of the results of operations of the AeroTech business, as well as the gain on the sale of AeroTech of $443.7 million, net of tax, that was completed during the third quarter of 2023.

A discussion of our results of operations for 2022 compared to 2021 is set forth below.

CONSOLIDATED RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2022	2021	Change	Change %
Revenue	$1,590.3	$1,400.8	$189.5	13.5%
Cost of sales	1,060.9	918.7	(142.2)	(15.5)%
Gross profit	529.4	482.1	47.3	9.8%
Gross Profit %	33.3%	34.4%	-110 bps
Selling, general and administrative expense	389.7	351.4	(38.3)	(10.9)%
Restructuring expense	7.1	5.1	(2.0)	(39.2)%
Operating income	132.6	125.6	7.0	5.6%
Pension expense (income), other than service cost	—	(1.3)	(1.3)	(100.0)%
Interest income	3.7	3.8	(0.1)	(2.6)%
Interest expense	16.3	11.2	(5.1)	(45.5)%
Net income before income taxes	120.0	119.5	0.5	0.4%
Income tax provision	16.2	27.0	10.8	40.0%
Income from continuing operations	103.8	92.5	11.3	12.2%
Income from discontinued operations, net of taxes	33.6	26.6	7.0	26.3%
Net income	$137.4	$119.1	$18.3	15.4%

Adjusted EBITDA from continuing operations(1)	$227.7	$212.2	$15.5	7.3%
Adjusted EBITDA % from continuing operations(1)	14.3%	15.1%	-80 bps
(1)The key measures reviewed by the CODM to evaluate our performance are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA % from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

2022 Compared With 2021

Revenue

Total revenue in 2022 increased $189.5 million or 13.5% compared to 2021. Organic revenue grew $171.8 million in the period and acquisitions provided additional revenue of $93.5 million, partially offset by unfavorable currency translation of $75.8 million compared to the prior year. The growth from organic revenue was the result of increases in sales volume for both recurring and non-recurring revenues.

Gross Profit and Gross Profit Margin

Gross profit margin decreased 110 bps to 33.3% in 2022 compared to 34.4% for the year ended December 31, 2021. The decrease was primarily due to supply chain disruptions and pressures resulting in inefficiencies that drove increases in material, freight, and labor costs as well as due to a higher mix of organic revenue growth from lower-margin non-recurring revenue compared to recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $38.3 million from prior year, and as a percent of revenue increased by 60 bps to 24.5% compared to 25.1% in 2021. The increase in Selling, general and administrative expense was the result of higher relative expenses from recently acquired companies, including higher amortization costs of acquired intangible assets, as well as the costs related to the implementation of the OmniBluTM platform.

Interest expense

Interest expense increased $5.1 million compared to 2021. The increase was primarily due to higher interest rates as well as a higher average debt balance used to fund the acquisitions in the third quarter of 2022.

Income tax provision

The Company's tax rate from continuing operations was 13.5% for the year ended December 31, 2022 compared to 22.6% for 2021. The tax rate for the year ended December 31, 2022 was favorably impacted by discrete items totaling $8.9 million, primarily driven by benefits from stock based compensation, the UK patent box regime, and Brazilian tax litigation.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the year ended December 31, 2022 increased to $103.8 million compared to $92.5 million in 2021, representing an increase of $11.3 million. Adjusted EBITDA was $227.7 million for the year ended December 31, 2022 compared to $212.2 million in 2021, representing an increase of $15.5 million. The increase in Adjusted EBITDA was primarily driven by a higher gross profit partially offset by a higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition, and integration costs.

Income from discontinued operations

For the years ended December 31, 2022 and 2021, we recognized income from discontinued operations, net of income taxes, of $33.6 million and $26.6 million, respectively.

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

The following table presents a reconciliation of the Company's reported Income from continuing operations to Adjusted EBITDA.

	Year Ended December 31,
(In millions)	2023	2022	2021
Income from continuing operations	$129.3	$103.8	$92.5
Income tax provision	23.5	16.2	27.0
Interest expense, net	10.9	12.6	7.4
Depreciation and amortization	91.3	76.2	72.1
EBITDA from continuing operations	255.0	208.8	199.0

Restructuring related costs (1)	11.4	7.3	5.3
Pension expense (income), other than service cost (2)	0.7	—	(1.3)
M&A related costs (3)	6.0	11.6	9.2
Adjusted EBITDA from continuing operations	$273.1	$227.7	$212.2
(1) Costs incurred as a direct result of the restructuring program are excluded because they are not part of the ongoing operations of our underlying business.
(2) Pension expense (income), other than service cost is excluded as it represents all non service-related pension expense, which consists of non-cash interest cost, expected return on plan assets and amortization of actuarial gains and losses.
(3) M&A related costs include integration costs, amortization of inventory step-up from business combinations, advisory and transaction costs for both potential and completed M&A transactions and strategy. M&A related costs are excluded as they are not part of the ongoing operations of our underlying business.

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

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization across the Company. The Company completed the 2020 restructuring plan as of June 30, 2022 and total cost in connection with the 2020 restructuring plan was $11.0 million.

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize our overall cost structure on a global basis. The initiatives under this plan include streamlining operations and our general and administrative infrastructure. As of December 31, 2023, the Company recognized restructuring charges of $16.8 million, net of a cumulative release of the related liability of $6.5 million. The total estimated cost, net of releases was revised in the second quarter from $8.0 million to $10.0 million to a range of $16.0 million to $18.0 million, which was originally expected to be recognized by the end of 2023. During the quarter we have refined our range to $17.0 million to $18.0 million and now expect the full amount to be recognized by the first quarter of 2024. These changes are due to additional actions being taken, as well as delays in certain actions that support our streamlining operations under this plan.

The following table details the cumulative amount of annualized savings and incremental savings for the 2022/2023 restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2022	During the year ended December 31, 2023	As of December 31, 2023
Cost of sales	$0.1	$4.8	$4.9
Selling, general and administrative	0.1	6.1	6.2
Total restructuring savings	$0.2	$10.9	$11.1

Cumulative savings for the 2022/2023 restructuring plan were revised in the second quarter from the range of $9.0 million to $12.0 million to a range of $18.0 million to $20.0 million to reflect the impact of additional actions being taken to streamline operations. Full year 2023 savings were revised in the second quarter from $5.0 million to $6.0 million to a range of $9.0 million to $10.0 million, which was below our actual savings for 2023 due to timing of the expected benefits. The remainder of the savings will be realized in 2024.

For additional financial information about restructuring, refer to Note 20. Restructuring of the Notes to Consolidated Financial Statements.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the year. Inbound orders from continuing operations during the years ended December 31, 2023 and 2022 were $1,667.5 million and $1,587.4 million, respectively.

Inbound orders from continuing operations increased $80.1 million for the year ended December 31, 2023 compared to 2022, which includes an unfavorable foreign currency translation impact of $3.7 million in the period resulting in an increase of $83.8 million on a constant currency basis.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders. Order backlog from continuing operations was $678.2 million and $664.4 million as of December 31, 2023 and 2022, respectively.

Order backlog from continuing operations at December 31, 2023 increased by $13.8 million compared to December 31, 2022. We expect to convert 93% of backlog at December 31, 2023 into revenue during 2024.

Seasonality

We experience seasonality in our operating results. Our revenue and operating income are generally lower in the first quarter and highest in the fourth quarter, primarily as a result of our customers' purchasing trends.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, borrowings from our revolving credit facility, and proceeds from the issuance of the convertible notes on May 28, 2021. In addition, we completed the sale of the AeroTech business on August 1, 2023 and received proceeds of $808.2 million. During the second half of 2023, we used the proceeds to repay $305.4 million of our debt as well as to make payments of $15.4 million for transaction costs related to the sale of AeroTech, $133.2 million for tax on the gain from the sale of AeroTech, and $9.0 million for contribution to our U.S. qualified pension plan. We expect to use the remaining net proceeds from the transaction for potential acquisitions as well as our other stated capital allocation priorities.

As of December 31, 2023, we had $483.3 million of cash and cash equivalents, $35.5 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
For the year ended December 31, 2023, we had total operating cash flow of $74.2 million. Our liquidity as of December 31, 2023, or cash plus borrowing ability under our revolving credit facilities, was $1.2 billion.
The cash flows generated by our operations and borrowings are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, and other financing arrangements.

Based on our current capital allocation objectives, during 2024 we anticipate capital expenditures to be between $50 million and $60 million. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures in the U.S. over five years. As a result, the Company experienced a decrease in cash from operations in 2023 of $16 million and will experience approximately a $10 million decrease in cash from operations in 2024. The impact will continue over the five-year amortization period but decrease each year.

Contractual Obligations and Cash Requirements

The following is a summary of our significant contractual and other obligations at December 31, 2023:

(In millions)	Total Payments	Current	Long-Term
Long-term debt (a)	$646.4	$—	$646.4
Interest payments on long-term debt (b)	15.9	5.6	10.3
Operating leases (c)	44.1	13.8	30.3
Total contractual and other obligations (d)	$706.4	$19.4	$687.0

(a)A summary of our long-term debt obligations as of December 31, 2023 can be found in Note 8, “Debt”, of the Notes to the Consolidated Financial Statements.

(b)Amounts include contractual interest payments using the interest rates as of December 31, 2023 and include the effect of our interest rate swaps.

(c)A summary of our operating lease obligations as of December 31, 2023 can be found in Note 19, “Leases”, of the Notes to the Consolidated Financial Statements.

(d)This table does not include obligations under our pension and postretirement benefit plans, which are included in Note 10, Pension and Post-Retirement and Other Benefit Plans, of the Notes to the Consolidated Financial Statements.

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

The following is a summary of other off-balance sheet arrangements at December 31, 2023:

(In millions)	Total Amount	Current	Long-Term
Letters of credit and bank guarantees	$25.1	$24.4	$0.7
Surety bonds	1.0	0.9	0.1
Total other off-balance sheet arrangements	$26.1	$25.3	$0.8

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

Cash Flows

Cash flows for each of the years ended December 31, 2023 and 2022 were as follows:

(In millions)	2023	2022	2021
Cash provided by continuing operating activities	$74.2	$135.2	$174.9
Cash provided (required) by continuing investing activities	729.3	(413.2)	(270.5)
Cash (required) provided by continuing financing activities	(354.1)	270.6	80.8
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	(2.5)	(2.3)
Net increase (decrease) in cash from continuing operations	$448.2	$(9.9)	$(17.1)

2023 Compared with 2022

Cash provided by continuing operating activities in 2023 was $74.2 million, representing a $61.0 million decrease compared to 2022. The decrease was primarily due to tax payments of $133.2 million for income taxes on gain from sale of AeroTech. Excluding the impact of this tax payment in 2023, cash provided by continuing operations increased by $72.2 million year over year, primarily due to reduced inventory investment and increased customer collections of trade receivables and advance payments, partially offset by an increased payments for accounts payable and for pension contributions.

Cash provided by continuing investing activities during 2023 was $729.3 million, representing a $1.1 billion increase compared to 2022. The increase is primarily from the proceeds received on the sale of the AeroTech business and lower spending on acquisitions and capital expenditures year over year.

Cash required by continuing financing activities of $354.1 million in 2023 represents an increase in cash outflows of $624.7 million compared to 2022. This increase in cash outflows year over year was primarily due to higher debt repayments of our revolving credit facility using proceeds from the AeroTech sale, compared to higher borrowings from our credit facility to fund acquisitions during 2022.

2022 Compared with 2021

Cash provided by continuing operating activities in 2022 was $135.2 million, representing a $39.7 million decrease compared to 2021. Decrease was primarily driven by a decrease in customer advance payments and an increase in inventory, partially offset by lower pension contributions and an increase in accounts payable.

Cash required by investing activities during 2022 was $413.2 million, representing a $142.7 million increase compared to 2021, primarily due to increased acquisition and capital expenditure spending year over year.

Cash provided by financing activities of $270.6 million in 2022 represents an increase of $189.8 million compared to 2021. This increase was primarily driven by higher borrowings to fund acquisitions in 2022, partially offset by prior year activity that did not recur in the current year. Specifically the cash provided by financing activities of $80.8 million in 2021 was primarily due to proceeds from the issuance of the convertible notes, bond hedge and warrant transactions, partially offset by paying down borrowings under our revolving credit facility and payment of acquisition date earn-out liability.

Financing Arrangements

As of December 31, 2023 we had $250.0 million drawn on and $1,043.8 million of availability under the revolving credit facility. Our ability to use this availability is subject to our compliance with the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of December 31, 2023, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future.

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

For additional information about our credit agreement, Notes, convertible note hedge and warrant transactions, refer to Note 8. Debt of the Notes to the Consolidated Financial Statements.

As of December 31, 2023, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

As a result, as of December 31, 2023, all of our total outstanding debt of $652.5 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and all of the revolving credit facility subject to an average fixed rate of 0.76% in addition to the premium charged for the credit spread on our revolving credit facility.

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

Revenue Recognition

We recognize a large portion of our product revenue over time, using the "cost-to-cost" input method for contracts that provide highly customized equipment and refurbishments of customer-owned equipment for which we have a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. The input method of “cost-to-cost” to recognize revenue over time requires that we measure progress based on costs incurred to date relative to total estimated cost at completion. These cost estimates are based on assumptions and estimates to project the outcome of future events including estimated labor and material costs required to complete open projects.

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

Our accrued pension liability reflects the funded status of our worldwide plans, or the projected benefit obligation net of plan assets. Our discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plan’s expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. The projected benefit obligation is sensitive to changes in our estimate of the discount rate. The discount rate used in calculating the projected benefit obligation for the U.S. pension plan, which represents 86% of all pension plan obligations, was 4.99% in 2023, 5.18% in 2022 and 2.90% in 2021. A decrease of 50 basis points in the discount rate used in our calculation would increase our projected benefit obligation by $11.7 million.

Our pension expense is sensitive to changes in our estimate of the expected rate of return on plan assets. The expected return on assets used in calculating the pension expense for the U.S. pension plan, which represents 94% of all pension plan assets, was 6.25% for 2023, 5.50% for 2022 and 5.75% for 2021. For 2024, the rate is expected to be 5.50%. A change of 50 basis points in the expected return on assets assumption would impact pension expense by $1.3 million (pre-tax).

See Note 10. Pension and Post-Retirement and Other Benefit Plans of the notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for additional discussion of our assumptions and the amounts reported in the Consolidated Financial Statements.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements see Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2023 and 2022, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business.

Foreign Currency Exchange Rate Risk

During 2023, our foreign subsidiaries generated 43% of our revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by $7.4 million (pre-tax) as of December 31, 2023. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

Market Risk and Interest Rate Risk
As of December 31, 2023, we had four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $1.4 million in the net fair value of our interest rate swaps for $250 million of notional value expiring in 2025.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of John Bean Technologies Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 listed in the index appearing under Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method in 2023.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Product Revenue Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, the Company recognized $615.2 million of product revenue for the year ended December 31, 2023 for over time projects, using the “cost-to-cost” input method. Revenue is recognized over time for refurbishments of customer-owned equipment and for highly customized equipment for which the Company has a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. As disclosed by management, the “cost-to-cost" input method requires that management measure progress based on costs incurred to date relative to total estimated cost at completion. Cost estimates are based on assumptions and estimates to project the outcome of future events including estimated labor and material costs required to complete open projects.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the product revenue recognition process, including controls over the determination of estimated costs at completion. These procedures also included, among others, evaluating and testing management’s process for determining the estimated costs at completion for a sample of contracts, which included evaluating the reasonableness of assumptions related to the estimated labor and material costs required to complete open projects used by management and considering the factors that can affect the accuracy of those estimates. Evaluating the reasonableness of assumptions used involved assessing management’s ability to reasonably estimate costs at completion by (i) testing the completeness and accuracy of underlying data used in the estimate; (ii) performing a comparison of estimated costs for selected contracts to actual costs incurred on similar completed contracts; (iii) evaluating the timely identification of circumstances that may warrant a modification to estimated costs at completion; and (iv) evaluating responses to inquiries with the Company’s project managers regarding the expected remaining efforts.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
February 23, 2024

We have served as the Company's auditor since 2021.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2023	2022	2021
Revenue:
Product revenue	$1,498.0	$1,443.1	$1,268.0
Service revenue	166.4	147.2	132.8
Total revenue	1,664.4	1,590.3	1,400.8
Operating expenses:
Cost of products	984.7	973.9	839.6
Cost of services	94.0	87.0	79.1
Selling, general and administrative expense	409.6	389.7	351.4
Restructuring expense	11.4	7.1	5.1
Operating income	164.7	132.6	125.6
Pension expense (income), other than service cost	0.7	—	(1.3)
Interest income	13.4	3.7	3.8
Interest expense	24.3	16.3	11.2
Net income before income taxes	153.1	120.0	119.5
Income tax provision	23.5	16.2	27.0
Equity in net earnings of unconsolidated affiliate	(0.3)	—	—
Income from continuing operations	129.3	103.8	92.5
Income from discontinued operations, net of taxes	453.3	33.6	26.6
Net income	$582.6	$137.4	$119.1

Basic earnings per share:
Income from continuing operations	$4.04	$3.24	$2.89
Income from discontinued operations	14.17	1.05	0.83
Net income	$18.21	$4.29	$3.72
Diluted earnings per share:
Income from continuing operations	$4.02	$3.23	$2.88
Income from discontinued operations	14.11	1.05	0.83
Net income	$18.13	$4.28	$3.71
Weighted average shares outstanding:
Basic	32.0	32.0	32.0
Diluted	32.1	32.1	32.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2023	2022	2021
Net income	$582.6	$137.4	$119.1
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	15.9	(34.5)	1.0
Pension and other post-retirement benefits adjustments	(1.8)	14.6	15.9
Derivatives designated as hedges	(5.6)	13.0	5.6
Other comprehensive income (loss)	8.5	(6.9)	22.5
Comprehensive income	$591.1	$130.5	$141.6

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$483.3	$71.7
Trade receivables, net of allowances	214.4	200.5
Contract assets	74.5	65.1
Inventories	238.9	264.0
Other current assets	89.1	75.7
Current assets of discontinued operations	—	249.5
Total current assets	1,100.2	926.5
Property, plant and equipment, net of accumulated depreciation of $316.7 and $306.0, respectively	248.0	245.4
Goodwill	779.5	770.1
Intangible assets, net	388.9	430.1
Other assets	193.8	183.1
Non-current assets of discontinued operations	—	85.8
Total Assets	$2,710.4	$2,641.0

Liabilities and Stockholders' Equity
Current Liabilities:
Short-term debt	$—	$0.6
Accounts payable, trade and other	134.6	170.6
Advance and progress payments	172.0	173.7
Accrued payroll	59.7	49.5
Other current liabilities	118.1	111.8
Current liabilities of discontinued operations	—	117.8
Total current liabilities	484.4	624.0
Long-term debt	646.4	977.3
Accrued pension and other post-retirement benefits, less current portion	24.6	32.0
Other liabilities	66.1	91.2
Non-current liabilities of discontinued operations	—	11.1
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2023 or 2022	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2023: 31,861,680 issued, and 31,789,698 outstanding; 2022: 31,861,680 issued, and 31,803,721 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2023: 71,982 shares; 2022: 57,959 shares	(7.1)	(5.3)
Additional paid-in capital	227.9	220.7
Retained earnings	1,463.6	894.0
Accumulated other comprehensive loss	(195.8)	(204.3)
Total stockholders' equity	1,488.9	905.4
Total Liabilities and Stockholders' Equity	$2,710.4	$2,641.0

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash flows from continuing operating activities:
Net income	$582.6	$137.4	$119.1
Less: Income from discontinued operations, net of taxes	453.3	33.6	26.6
Income from continuing operations	129.3	103.8	92.5
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation	30.8	30.6	31.7
Amortization	60.5	45.6	40.4
Stock-based compensation	11.4	8.9	5.5
Pension and other post-retirement benefits expense	1.8	1.7	0.9
Deferred income taxes	(21.6)	(19.1)	(3.2)
Other	6.6	8.5	2.7
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(21.6)	(28.2)	(29.1)
Inventories	26.9	(47.3)	(36.9)
Accounts payable, trade and other	(32.1)	29.1	32.0
Advance and progress payments	(1.6)	(7.6)	46.1
Accrued pension and other post-retirement benefits, net	(12.1)	(3.5)	(13.1)
Income taxes on gain from sale of AeroTech	(133.2)	—	—
Other assets and liabilities, net	29.1	12.7	5.4
Cash provided by continuing operating activities	74.2	135.2	174.9
Cash flows from continuing investing activities:
Proceeds from sale of AeroTech, net	792.8	—	—
Acquisitions, net of cash acquired	(0.1)	(329.7)	(224.5)
Investment in unconsolidated affiliate	(10.4)	—	—
Capital expenditures	(55.1)	(84.6)	(51.7)
Proceeds from disposal of assets	2.1	1.1	5.7
Purchase of marketable securities	(125.0)	—	—
Proceeds from sale of marketable securities	125.0	—	—
Cash provided (required) by continuing investing activities	729.3	(413.2)	(270.5)
Cash flows from continuing financing activities:
Net proceeds from short-term debt	(0.7)	0.4	(2.5)
Payment in connection with modification of credit facilities	—	—	(323.4)
Net (payments) proceeds from domestic credit facilities, net of debt issuance costs	(339.6)	292.3	83.1
Proceeds from issuance of 2026 convertible senior notes, net of issuance costs	—	—	391.4
Purchase of convertible bond hedge	—	—	(65.6)
Proceeds from sale of warrants	—	—	29.5
Settlement of taxes withheld on equity compensation awards	(1.7)	(1.3)	(2.2)
Proceeds from settlement of cross currency swaps	5.8	—	—
Common stock repurchases	(5.1)	(7.7)	—
Dividends	(12.8)	(13.1)	(12.8)
Acquisition date earnout liability and other deferred acquisition payments	—	—	(16.7)
Cash (required) provided by continuing financing activities	(354.1)	270.6	80.8
Net increase (decrease) in cash from continuing operations	449.4	(7.4)	(14.8)
Cash flows from discontinued operations:
Cash required by operating activities of discontinued operations, net	(34.6)	7.1	50.8
Cash required by investing activities of discontinued operations, net	(3.4)	(2.9)	(2.4)
Net cash (required) provided by discontinued operations	(38.0)	4.2	48.4
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	(2.5)	(2.3)
Net increase (decrease) in cash and cash equivalents	$410.2	$(5.7)	$31.3

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash and cash equivalents from continuing operations, beginning of period	$71.7	$76.9	$44.3
Add: Cash and cash equivalents from discontinued operations, beginning of period	1.4	1.9	3.2
Add: Net increase (decrease) in cash and cash equivalents	410.2	(5.7)	31.3
Less: Cash and cash equivalents from discontinued operations, end of period	—	(1.4)	(1.9)
Cash and cash equivalents from continuing operations, end of period	$483.3	$71.7	$76.9

Supplemental cash flow information for continuing operations:
Interest paid	20.7	13.0	8.8
Income taxes paid	47.1	27.9	36.4
Income taxes paid on gain from sale of AeroTech	133.2	—	—
Non-cash investing in capital expenditures, accrued but not paid	3.7	11.8	9.3

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2020	$0.3	$(1.0)	$229.9	$663.1	$(219.9)	$672.4
Net income	—	—	—	119.1	—	119.1
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $(1.6)	—	—	—	—	1.0	1.0
Derivatives designated as hedges, net of income taxes of $(2.0)	—	—	—	—	5.6	5.6
Pension and other post-retirement liability adjustments, net of income taxes of $(5.5)	—	—	—	—	15.9	15.9
Proceeds from sale of warrants	—	—	29.5	—	—	29.5
Purchase of convertible bond hedge, net of income tax of $17.1	—	—	(48.5)	—	—	(48.5)
Stock-based compensation expense	—	—	6.5	—	—	6.5
Taxes withheld on issuance of stock-based awards	—	—	(2.2)	—	—	(2.2)
December 31, 2021	0.3	—	214.2	769.4	(197.4)	786.5
Net income	—	—	—	137.4	—	137.4
Issuance of treasury stock	—	2.4	(2.4)	—	—	—
Share repurchases	—	(7.7)	—	—	—	(7.7)
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $(1.2)	—	—	—	—	(34.5)	(34.5)
Derivatives designated as hedges, net of income taxes of $(4.6)	—	—	—	—	13.0	13.0
Pension and other post-retirement liability adjustments, net of income taxes of $(4.6)	—	—	—	—	14.6	14.6
Stock-based compensation expense	—	—	10.2	—	—	10.2
Taxes withheld on issuance of stock-based awards	—	—	(1.3)	—	—	(1.3)
December 31, 2022	0.3	(5.3)	220.7	894.0	(204.3)	905.4
Net income	—	—	—	582.6	—	582.6
Issuance of treasury stock	—	3.3	(3.3)	—	—	—
Share repurchases	—	(5.1)	—	—	—	(5.1)
Common stock cash dividends, $0.40 per share	—	—	—	(13.0)	—	(13.0)
Foreign currency translation adjustments, net of income taxes of $1.1	—	—	—	—	15.9	15.9
Derivatives designated as hedges, net of income taxes of $1.9	—	—	—	—	(5.6)	(5.6)
Pension and other post-retirement liability adjustments, net of income taxes of $0.4	—	—	—	—	(1.8)	(1.8)
Stock-based compensation expense	—	—	12.2	—	—	12.2
Taxes withheld on issuance of stock-based awards	—	—	(1.7)	—	—	(1.7)
December 31, 2023	$0.3	$(7.1)	$227.9	$1,463.6	$(195.8)	$1,488.9

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

Discontinued Operations

On August 1, 2023, the Company completed the sale of its former AeroTech business segment ("AeroTech") to Oshkosh Corporation, a Wisconsin corporation (the "Purchaser") in exchange for cash consideration of $808.2 million, (the "Transaction"). As a result, the financial results of AeroTech have been presented as discontinued operations in the Consolidated Statements of Income for all periods presented. The assets and liabilities of AeroTech are reflected as assets and liabilities of discontinued operations on the Consolidated Balance Sheets for prior periods presented. The operating results and cash flows of AeroTech have been reported through July 31, 2023, the date immediately prior to the closing date of the Transaction. Amounts pertaining to results of operations, financial condition and cash flows throughout the document are from the Company's continuing operations unless otherwise noted. Refer to Note 2, Discontinued Operations, for further discussion.

Business Segments

The Company has determined that it operates as a single reportable segment for continuing operations, with the AeroTech reportable segment considered as a discontinued operation as of June 30, 2023. The Company's Chief Executive Officer is the chief operating decision maker (CODM), who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance. The key measures reviewed by the CODM for these purposes are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA margin from continuing operations. Adjusted EBITDA is EBITDA adjusted for items that are not reflective of ongoing operations.

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

Marketable Securities

The Company may invest portions of its excess cash in different marketable securities. Marketable securities with original maturities of three months or more are classified as held-to-maturity debt securities. Interest income is recorded as it is earned within Interest income in the Consolidated Statements of Income.

Allowance for credit losses

The measurement of expected credit losses under the Current Expected Credit Loss ("CECL") methodology is applicable to financial assets measured at amortized cost, which includes trade receivables, contract assets, and non-current receivables. An allowance for credit losses under the CECL methodology is determined using the loss rate approach and measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The CECL allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses as of December 31, 2023 and 2022 was $4.9 million and $6.5 million, respectively.

Inventories
Inventories are stated at the lower of cost or net realizable value, which includes an estimate for excess and obsolete inventories. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding costs to distribute. Cost is determined on the first-in, first-out (“FIFO”) basis.

During the fourth quarter of 2023, the Company changed its methodology for valuing certain inventories to the FIFO cost method from the last-in, first-out ("LIFO") cost method. The change was applicable to inventories that were previously accounted for on a LIFO basis within both continuing operations and historically owned discontinued operations. The Company concluded that the FIFO basis of accounting is preferable as it provides a better matching of costs and revenues, more closely resembles the physical flow of inventory, better reflects the acquisition cost of inventory on the balance sheet, conforms the Company's method of valuation to a single method, and results in improved comparability with industry peers.

The effects of this change in accounting principle have been retrospectively applied to all periods presented and a cumulative effect adjustment was recorded to increase the January 1, 2021 inventory balance by $19.4 million, increase current assets of discontinued operations by $28.3 million, and increase retained earnings by $35.3 million, net of tax. The Consolidated Statements of Income for the years ended December 31, 2022 and 2021, Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and the Condensed Consolidated Balance Sheet as of December 31, 2022, have been retrospectively adjusted to reflect the change in accounting principle.

The following tables reflect the effect of the change in accounting principle on the consolidated financial statements as of and for the year ended December 31, 2023:

Consolidated Statements of Income
(in millions)	As Computed under LIFO	Effect of Change	As Reported
Cost of products	$986.9	$(2.2)	$984.7
Income tax provision	22.9	0.6	23.5
Income from continuing operations	127.7	1.6	129.3
Income from discontinued operations, net of taxes	478.0	(24.7)	453.3
Net income	605.7	(23.1)	582.6

Basic earnings per share:
Income from continuing operations	$3.99	$0.05	$4.04
Income from discontinued operations	14.94	(0.77)	14.17
Net income	$18.93	$(0.72)	$18.21
Diluted earnings per share:
Income from continuing operations	$3.97	$0.05	$4.02
Income from discontinued operations	14.88	(0.77)	14.11
Net income	$18.85	$(0.72)	$18.13

Consolidated Statements of Comprehensive Income
(In millions)	As Computed under LIFO	Effect of Change	As Reported
Comprehensive income	$614.2	$(23.1)	$591.1

Consolidated Balance Sheets
(in millions)	As Computed under LIFO	Effect of Change	As Reported
Inventories	$212.6	$26.3	$238.9
Other current liabilities	114.0	4.1	118.1
Other liabilities	63.4	2.7	66.1
Retained earnings	1,444.1	19.5	1,463.6

Consolidated Statements of Cash Flows
(In millions)	As Computed under LIFO	Effect of Change	As Reported
Cash flows from continuing operating activities:
Income from continuing operations	$127.7	$1.6	$129.3
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
LIFO expense	2.2	(2.2)	—
Change in operating assets and liabilities from continuing operations:
Other assets and liabilities, net	28.5	0.6	29.1
Cash provided by continuing operating activities	74.2	—	74.2

The following tables reflect the impact to the financial statement line items as a result of the change in accounting principle for the prior periods presented in the accompanying financial statements:

Consolidated Statements of Income
	Year Ended December 31, 2022			Year Ended December 31, 2021
(In millions, except per share data)	As Reported (1)	Effect of Change	As Adjusted	As Reported (1)	Effect of Change	As Adjusted
Cost of products	$977.6	$(3.7)	$973.9	$840.8	$(1.2)	$839.6
Income tax provision	15.3	0.9	16.2	26.7	0.3	27.0
Income from continuing operations	101.0	2.8	103.8	91.6	0.9	92.5
Income from discontinued operations, net of taxes	29.7	3.9	33.6	26.8	(0.2)	26.6
Net income	130.7	6.7	137.4	118.4	0.7	119.1

Basic earnings per share:
Income from continuing operations	$3.15	$0.09	$3.24	$2.86	$0.03	$2.89
Income from discontinued operations	0.93	0.12	1.05	0.84	(0.01)	0.83
Net income	$4.08	$0.21	$4.29	$3.70	$0.02	$3.72
Diluted earnings per share:
Income from continuing operations	$3.14	$0.09	$3.23	$2.85	$0.03	$2.88
Income from discontinued operations	0.93	0.12	1.05	0.84	(0.01)	0.83
Net income	$4.07	$0.21	$4.28	$3.69	$0.02	$3.71

Consolidated Statements of Comprehensive Income
	Year Ended December 31, 2022			Year Ended December 31, 2021
(In millions)	As Reported (1)	Effect of Change	As Adjusted	As Reported (1)	Effect of Change	As Adjusted
Comprehensive income	$123.8	$6.7	$130.5	$140.9	$0.7	$141.6

Consolidated Balance Sheet
	December 31, 2022
(In millions)	As Reported (1)	Effect of Change	As Adjusted
Inventories	$239.8	$24.2	$264.0
Current assets of discontinued operations	216.1	33.4	249.5
Other current liabilities	108.2	3.6	111.8
Other liabilities	79.9	11.3	91.2
Retained earnings	851.3	42.7	894.0

Consolidated Statements of Cash Flows
	Year Ended December 31, 2022			Year Ended December 31, 2021
(In millions)	As Reported (1)	Effect of Change	As Adjusted	As Reported (1)	Effect of Change	As Adjusted
Cash flows from continuing operating activities:
Income from continuing operations	$101.0	$2.8	$103.8	$91.6	$0.9	$92.5
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
LIFO expense	3.6	(3.6)	—	1.1	(1.1)	—
Change in operating assets and liabilities from continuing operations:
Other assets and liabilities, net	11.9	0.8	12.7	5.2	0.2	5.4
Cash provided by continuing operating activities	135.2	—	135.2	174.9	—	174.9

(1) As Reported represents the consolidated financial statement balances that have been recast for discontinued operations presentation.

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

We capitalize costs incurred with the implementation of cloud computing arrangements that are service contracts, consistent with our policy for software developed or obtained for internal use.

Goodwill

The Company tests goodwill for impairment annually during the fourth quarter and whenever events occur or changes in circumstances indicate that impairment may have occurred. Impairment testing is performed for each of the Company's reporting units by first assessing qualitative factors to see if further testing of goodwill is required. Qualitative factors may include, but are not limited to economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If the Company concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount based on the qualitative assessment, then a quantitative test is required. The Company may also choose to bypass the qualitative assessment and perform the quantitative test. In performing the quantitative test, the Company determines the fair value of a reporting unit using the “income approach” valuation method. The Company uses a discounted cash flow model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate cost of capital rate. Judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margin percentages, discount rates, perpetuity growth rates, future capital expenditures, and working capital requirements, among others. If the estimated fair value of a reporting unit exceeds its carrying value, the Company considers that goodwill is not impaired. If the estimated fair value of a reporting unit is less than its carrying value, then the goodwill is impaired. The Company calculates the impairment loss by comparing the fair value of the reporting unit less its carrying amount, including goodwill, and would be limited to the carrying value of the goodwill.

The Company completed its annual goodwill impairment test as of October 31, 2023 using a qualitative assessment approach. As a result of this assessment the Company concluded that it is more likely than not that the fair value of each reporting unit exceeds its carrying value, and therefore it determined that none of its goodwill was impaired. Similar conclusions were reached as of October 31, 2022 and 2021.

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

The Company completed its annual evaluation for impairment of all indefinite-lived intangible assets as of October 31, 2023, which did not result in any impairment. Similar conclusions were reached as of October 31, 2022 and 2021.

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

We have evaluated the current environment as of December 31, 2023 and the year then ended and have concluded there is no event or circumstance that has caused an impairment of our long-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

Equity Method Investment

During the third quarter of 2023, the Company acquired an equity method investment for $10.4 million in InnospeXion ApS, a Danish company, which was recorded in Other assets on the Consolidated Balance Sheet. The Company uses the equity method of accounting when it has significant influence or when it has more than a minor ownership interest or minor influence over an investee's operations, but does not have a controlling financial interest. Initial investments are recorded at cost (including certain transaction costs) and are adjusted by the Company's share of the investee's undistributed earnings and losses. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Revenue recognition

Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product or service to a customer.

Performance Obligations & Contract Estimates

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation based on its respective stand-alone selling price and recognized as revenue when, or as, the performance obligation is satisfied.

The Company's contracts with customers often include multiple promised goods and/or services. For instance, a contract may include equipment, installation, optional warranties, periodic service calls, etc. The Company frequently has contracts for which the equipment and installation are considered a single performance obligation. In these instances the installation services are not separately identifiable as the installation goes above and beyond the basic assembly, set-up and testing and therefore significantly customizes or modifies the equipment. However, the Company also has contracts where the installation services are deemed to be separately identifiable as the nature of these services are considered basic assembly, set-up and testing, and are therefore deemed to be a separate performance obligation. This generally occurs in contracts where the Company manufactures standard equipment.

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

The timing of revenue recognition for each performance obligation is either over time as control transfers or at a point in time. The Company recognizes revenue over time for contracts that provide service over a period of time, for refurbishments of customer-owned equipment, and for highly customized equipment for which the Company has a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. Revenue generated from standard equipment, highly customized equipment contracts without an enforceable right to payment for performance completed to date, as well as aftermarket parts and a portion of aftermarket services sales, are recognized at a point in time.

The Company utilizes the “cost-to-cost” input method to recognize product revenue over time. The Company measures progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expense. Material costs are considered incurred, and therefore included in the cost-to-cost measure of progress, when they are used in manufacturing and therefore customize the asset. Cost estimates are based on assumptions and estimates to project the outcome of future events; including the estimated labor and material costs required to complete open projects. During the year, we recognized $615.2 million in revenue for over time projects using the cost-to-cost method.

Revenue attributable to equipment which qualifies as point in time is recognized when customers take control of the asset. For equipment where installation is separately identifiable, the Company generally determines that control transfers when the customer has obtained legal title and the risks and rewards of ownership, which is dependent upon the shipping terms within the contract. For customized equipment where installation is not separately identifiable, but where the Company does not have an enforceable right to payment for performance completed to-date, it defines control transfer as the point in time in which it is able to objectively verify that the customer has the capability of full use of the asset as intended per the contract. Service revenue is recognized over time either proportionately over the period of the underlying contract or when services are complete, depending on the terms of the arrangement.

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

Research and development

The objectives of the research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products. Research and development costs are expensed as incurred. Research and development expense of $20.5 million, $23.0 million, and $22.0 million for 2023, 2022 and 2021, respectively, is recorded in Selling, general and administrative expense.

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

The Company's cross-currency swap agreements synthetically swap U.S. dollar denominated fixed rate debt for Euro denominated fixed rate debt and are designated as net investment hedges for accounting purposes. The gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. Interest payments received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest income on the Consolidated Statements of Income.

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

Leases

Lessee accounting

The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide that the Company pays for repairs, property taxes and insurance. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on whether the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Leases are classified as operating or finance leases at the commencement date of the lease. Operating leases are included in operating lease right of use ("ROU") assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets, which are reported within other assets, other current liabilities and other liabilities, respectively. Lease liabilities are classified between current and long-term liabilities based on their payment terms. The ROU asset balance for finance leases is included in property, plant, and equipment, net in the Consolidated Balance Sheets. In accordance with the standard, the Company has elected not to recognize leases with terms of less than one year on the Consolidated Balance Sheets.

ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit rate is generally not readily determinable for most of its leases, the Company uses its incremental borrowing rate at commencement date in determining the present value of lease payments. We determine the incremental borrowing rate for all leases, based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses an unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate. The operating lease ROU asset also includes prepaid rent and reflects the unamortized balance of lease incentives. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company does not separate lease and non-lease components for leases other than leases of vehicles and communication equipment. For the asset categories of real estate, manufacturing, office and IT equipment, the Company accounts for the lease and non-lease components as a single lease component.

The Company's leases may include renewal and termination options, which extend the lease term if the Company concludes that it is reasonably certain that it will exercise the option. The exercise of lease renewal options is at the Company's sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of the ROU assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the Consolidated Statements of Income.

The Company's lease agreements do not contain any material residual value guarantees.

Lessor accounting

The Company leases certain equipment, such as high capacity industrial extractors, to customers.

In most instances, the Company includes maintenance as a component of the lease agreement. Lease accounting requires lessors to separate lease and non-lease components and further defines maintenance as a non-lease component. The Company combines lease and non-lease components where the components meet both of the following criteria:

•The timing and pattern of transfer to the lessee of the lease and non-lease component are the same, and
•The lease component, if accounted for separately, would be classified as an operating lease.

As such, the leased asset and its respective maintenance component are accounted for as a single component.

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

Recently Adopted Accounting Standards

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform—Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides that an entity can elect not to apply certain required modification accounting in U.S. GAAP to contracts where all changes to the critical terms relate to reference rate reform (e.g., the expected discontinuance of LIBOR and the transition to an alternative reference interest rate, etc.). In addition, the rule provides optional expedients and exceptions that enable entities to continue to apply hedge accounting for hedging relationships where one or more of the critical terms change due to reference rate reform. The rule became effective for all entities as of March 12, 2020 and is set to expire after December 31, 2024 as per ASU 2022-06, issued in December 2022. During 2023, the Company adopted the practical expedient provided under ASU 2020-04 related to its debt and interest rate swap arrangements and as such, any amendments are treated as a continuation of the existing agreements and no gain or loss on the modification is recorded.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment profit and loss measures, and provide new segment disclosure requirements for entities with a single reportable segment. The amendments in ASU 2023-07 will be applied retrospectively to all prior periods presented in the financial statements and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2023-07 on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which amends Topic 740, Income Taxes. ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for the Company as of January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company expects ASU 2023-09 to only impact disclosures, with no impacts to results of operations, cash flows, and financial condition.

NOTE 2. DISCONTINUED OPERATIONS

As disclosed in Note 1, on August 1, 2023, the Company completed the sale of AeroTech to the Purchaser in exchange for cash consideration of $808.2 million. The Transaction was completed pursuant to the Stock and Asset Purchase Agreement ("Purchase Agreement"), dated May 26, 2023, by and between the Company and Purchaser to sell AeroTech and is subject to post-closing purchase price adjustments under the Purchase Agreement. The Company recognized a gain on the Transaction of $443.7 million, net of $131.4 million of income taxes on the transaction, which is recognized in Income from discontinued operations within the Consolidated Statements of Income for the year ended December 31, 2023. Income taxes on the transaction were reduced by $17.9 million, driven by a tax benefit allocated to discontinued operations from the sale of a subsidiary in the period ending December 31, 2023. The sale of AeroTech supports the Company's strategy to become a pure-play food and beverage solutions provider.

In connection with the Transaction, the Company and the Purchaser entered into a Transition Services Agreement (the "TSA") for the provision of information technology related services for 12 months and of other services for up to 6 months to support the transition of the AeroTech business, subject to the terms and conditions set forth therein. In addition, the TSA provides the Purchaser options to extend the term for information technology related services for up to another 6 months. TSA income is recognized as services are performed, and the income earned is recorded in Selling, general and administrative expense within the Condensed Consolidated Statements of Income to offset the costs incurred to support the TSA. During the year ended December 31, 2023, the Company's cash inflow from the Purchaser related to the TSA was $1.4 million.

Summarized Discontinued Operations Financial Information

The following table summarizes the results of operations classified as discontinued operations, net of taxes, in the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,
(In millions)	2023	2022	2021
Revenue	$344.1	$575.7	$467.5
Operating expenses:
Cost of sales	285.3	478.8	381.8
Selling, general and administrative expense	45.3	52.1	50.2
Operating income	13.5	44.8	35.5
Interest expense	2.0	1.6	1.3
Gain on sale of AeroTech	557.2	—	—
Income from discontinued operations before income taxes	568.7	43.2	34.2
Income tax provision	115.4	9.6	7.6
Income from discontinued operations, net of taxes	$453.3	$33.6	$26.6

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company's debt that is not directly attributed to the AeroTech business. Interest expense was allocated based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.

The following table provides a reconciliation of the carrying amounts of the major classes of assets and liabilities which are included in assets and liabilities of discontinued operations in the accompanying Consolidated Balance Sheets as of December 31, 2022:

(In millions)	December 31, 2022
Assets:
Cash and cash equivalents	$1.4
Trade receivables, net of allowances	98.5
Contract assets	24.5
Inventories	116.1
Other current assets	9.0
Total current assets of discontinued operations	$249.5
Property, plant and equipment, net of accumulated depreciation of $40.4	$24.5
Goodwill	37.7
Intangible assets, net	15.3
Other assets	8.3
Total non-current assets of discontinued operations	$85.8

Liabilities:
Accounts payable	$66.4
Advance and progress payments	20.9
Other current liabilities	30.5
Total current liabilities of discontinued operations	$117.8
Total non-current liabilities of discontinued operations	$11.1

NOTE 3. ACQUISITIONS

During 2022, the Company acquired 100% of the voting equity of two businesses. The Company did not make any acquisitions during 2023. A summary of the acquisitions made during 2022 is as follows:

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

(In millions)	Bevcorp(1)	Alco(2)	Total
Financial assets	$20.8	$9.1	$29.9
Inventories	33.1	11.7	44.8
Property, plant and equipment	5.5	0.9	6.4
Customer relationship (3)	127.0	9.2	136.2
Patents and acquired technology (3)	3.8	4.7	8.5
Trademarks (3)	10.0	3.2	13.2
Financial liabilities	(18.7)	(19.9)	(38.6)
Total identifiable net assets	$181.5	$18.9	$200.4

Cash consideration paid	$294.9	$44.0	$338.9
Cash acquired	5.7	3.9	9.6
Net consideration	$289.2	$40.1	$329.3

Goodwill (4)	$113.4	$25.1	$138.5
(1)The purchase accounting for Bevcorp was final as of March 31, 2023. During the quarter ended March 31, 2023, the Company recorded an increase in cash consideration paid of $1.1 million due to finalization of the working capital adjustments, and refined estimates for financial liabilities by ($1.0) million, resulting in a corresponding net increase in residual goodwill of $0.1 million for Bevcorp.
(2)The purchase accounting for Alco was final as of June 30, 2023. During the quarter ended March 31, 2023, the Company made no significant measurement period adjustments for this acquisition. During the quarter ended June 30, 2023, the Company recorded a decrease in cash consideration paid by $1.1 million due to the finalization of the working capital adjustments, resulting in a corresponding decrease in goodwill for Alco.
(3)The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives, which range from six to twenty-four years. The intangible assets acquired in 2022 have weighted average useful lives of twenty-three years for trademarks, twenty years for customer relationship, and seven years for patents and acquired technology.
(4)The Company expects goodwill of $135.4 million from these acquisitions to be deductible for income tax purposes.

NOTE 4. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2023	2022
Raw materials	$28.7	$33.6
Work in process	48.1	54.6
Finished goods	181.8	195.0
Gross inventories before valuation adjustments	258.6	283.2
Valuation adjustments	(19.7)	(19.2)
Net inventories	$238.9	$264.0

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2023	2022
Land and land improvements	$15.2	$14.9
Buildings	119.6	113.1
Machinery and equipment	408.3	401.3
Construction in process	21.6	22.1
	564.7	551.4
Accumulated depreciation	(316.7)	(306.0)
Property, plant and equipment, net	$248.0	$245.4

NOTE 6. OTHER ASSETS

Other assets as of December 31, consisted of the following:

	2023		2022
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Capitalized software	$119.0	$49.9	$120.7	$34.9
Cloud computing arrangement implementation costs	31.6	9.4	11.8	4.8
Other	102.5	—	90.3	—
Total other assets	$253.1	$59.3	$222.8	$39.7

Capitalized software amortization expense was $14.4 million, $4.5 million, and $3.7 million for 2023, 2022, and 2021, respectively. Amortization expense related to cloud computing arrangement implementation costs was $2.2 million, $1.3 million, and $1.3 million for 2023, 2022, and 2021, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of January 1, 2022	$646.7
Acquisitions	141.0
Currency translation	(17.6)
Balance as of December 31, 2022	770.1
Acquisitions	(1.0)
Currency translation	10.4
Balance as of December 31, 2023	$779.5

Intangible assets consisted of the following:

	2023		2022
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationships	$424.6	$148.0	$420.8	$118.6
Patents and acquired technology	173.3	109.1	169.6	90.6
Trademarks	54.3	16.7	53.1	14.6
Indefinite lived intangibles assets	10.5	—	10.4	—
Other	8.8	8.8	8.6	8.6
Total intangible assets	$671.5	$282.6	$662.5	$232.4

Intangible asset amortization expense was $46.1 million, $41.1 million, and $36.7 million for 2023, 2022 and 2021, respectively. Annual amortization expense for intangible assets is estimated to be $44.2 million in 2024, $43.2 million in 2025, $41.5 million in 2026, $38.1 million in 2027, and $34.1 million in 2028.

NOTE 8. DEBT

The components of the Company's borrowings as of December 31, were as follows:

(In millions)	Maturity Date	2023	2022
Revolving credit facility (1)	December 14, 2026	$250.0	$584.6
Less: unamortized debt issuance costs		(0.8)	(2.2)
Revolving credit facility, net		$249.2	$582.4

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(5.3)	(7.6)
Convertible senior notes, net		$397.2	$394.9

Long-term debt, net		$646.4	$977.3
(1) Weighted-average interest rate at December 31, 2023 was 6.75%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended December 31, 2023 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows for the years ended December 31:

(In millions)	2023	2022	2021
Contractual interest expense	$1.0	$1.0	$0.6
Interest cost related to amortization of issuance costs	2.2	2.2	1.3
Total interest expense	$3.2	$3.2	$1.9

Five-year Revolving Credit Facility

On June 19, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provided for a $1 billion revolving credit facility that matures in June 2023. The borrowings under the Credit Agreement were used to repay in full all outstanding indebtedness under the previous credit agreement. On May 25, 2021, the Company entered into the first amendment to the
Credit Agreement to permit the issuance of the Convertible Senior Notes described below. On December 14, 2021, the Company entered into the second amendment to increase its borrowing limit from $1 billion to $1.3 billion, extend the maturity of the Credit Agreement from June 2023 to December 2026, and modified the leverage calculation to differentiate between secured debt and total debt. Revolving loans under the credit facility bear interest, at the Company's option, at 1) SOFR (subject to a floor rate of zero) plus 10 basis points, or 2) an alternative base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, or SOFR (subject to a floor rate of zero) plus 1.1% , plus, in each case, a margin dependent on the leverage ratio.

The Company is required to make periodic interest payments on borrowed amounts and to pay an annual commitment fee of 15.0 to 30.0 basis points, depending on its leverage ratio. As of December 31, 2023, the Company had $250.0 million drawn on and $1,043.8 million of availability under the revolving credit facility. The ability to use this availability is limited by the leverage ratio covenant described below.

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

The Notes were not convertible during the year ended December 31, 2023 and none have been converted to date. Also given the daily average market price of the common stock has not exceeded the exercise price since inception, there is no impact to the diluted earnings per share.

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

Convertible Note Hedge Transactions

In conjunction with the Notes, the Company paid an aggregate amount of $65.6 million for the Convertible Note Hedge Transactions (the "Hedge Transactions"). The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Notes, approximately 2.4 million shares of the Company's common stock. These are the same number of shares initially underlying the Notes, at a strike price of $169.61, subject to customary adjustments. The Hedge Transactions will expire upon the maturity of the Notes, subject to earlier exercise or termination.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and resulted in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on the Balance Sheet as of December 31, 2023 and 2022.

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

NOTE 9. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes and non-controlling interests for the years ended on December 31, are shown below:

(In millions)	2023	2022	2021
Domestic	$65.8	$46.6	$40.4
Foreign	87.3	73.4	79.1
Income before income taxes	$153.1	$120.0	$119.5

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2023	2022	2021
Current:
Federal	$17.7	$16.1	$1.6
State	5.2	5.0	0.5
Foreign	22.2	14.2	28.1
Total current	$45.1	$35.3	$30.2
Deferred:
Federal	$(18.9)	$(14.0)	$(1.5)
State	(2.9)	(2.9)	1.3
Foreign	0.2	(2.2)	(3.0)
Total deferred	$(21.6)	$(19.1)	$(3.2)
Provision for income taxes	$23.5	$16.2	$27.0

The Company included in the tax provision for the year ended December 31, 2021 an immaterial correction of the rate applied since 2017 to a deferred tax liability associated with an investment in a subsidiary.

Significant components of deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2023	2022
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$5.9	$8.8
Accrued expenses and accounts receivable allowances	12.4	16.0
Loss carryforwards	8.7	6.9
Inventories	8.4	9.9
Stock-based compensation	5.8	4.2
Operating lease liabilities	10.2	10.6
Convertible bond	8.5	11.7
Research and development costs	42.2	24.7
Credit carryforwards	3.2	5.4
Other	4.7	3.3
Total deferred tax assets	$110.0	$101.5
Valuation allowance	(6.0)	(2.6)
Deferred tax assets, net of valuation allowance	$104.0	$98.9
Deferred tax liabilities attributable to:
Investment in subsidiary	$9.4	$9.3
Property, plant and equipment	21.3	26.1
Goodwill and intangibles	60.1	67.9
Right to use lease assets	10.1	10.6
Net investment hedges	3.2	7.7
Total deferred tax liabilities	$104.1	$121.6
Net deferred tax liabilities	$(0.1)	$(22.7)

Included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign and domestic operations. The net tax effect of state and foreign loss carryforwards at year-end 2023 totaled $7.6 million. Of this amount, $7.1 million are available to offset future taxable income in several jurisdictions indefinitely, and $0.5 million are available to offset future taxable income through 2042. Of the tax effected losses, approximately $2.0 million in Belgium and the Netherlands are subject to a full valuation allowance, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully utilized.

Included in deferred tax assets at December 31, 2023 are $2.9 million of research and development credit carryforwards, of which $2.6 million are U.S. state credits that will expire beginning in 2030, if unused. Of the $2.6 million, approximately $0.6 million are subject to a full valuation allowance, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully utilized.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2023	2022	2021
Statutory U.S. federal tax rate	21%	21%	21%
Net difference resulting from:
Research and development tax incentives	(5)	(7)	(4)
Foreign earnings subject to different tax rates	2	3	4
State income taxes	2	2	2
Foreign tax credits	(5)	(6)	(2)
Effect of UK law change	—	—	4
Global intangible low-taxed income (GILTI)	5	6	—
Stock based compensation - excess tax benefit	—	(2)	—
Remeasurement of deferred tax liability	—	—	(4)
Valuation allowance	3	1	—
Disposition of subsidiary	(7)	—	—
Other	(1)	(4)	2
Total difference	(6)%	(7)%	2%
Effective income tax rate	15%	14%	23%

The Company considers the unremitted earnings of certain foreign subsidiaries indefinitely reinvested. With respect to these subsidiaries, the Company has not provided deferred taxes on unremitted earnings of approximately $108 million. The amount of unrecognized deferred tax liabilities associated with these earnings is approximately $3.3 million.

As of December 31, 2023, the Company has recorded estimated deferred taxes of $9.4 million for income and withholding taxes related to the Company's foreign subsidiaries that are not permanently reinvested.

As of December 31, 2023 the Company had approximately $0.3 million of unrecognized tax benefits that, if recognized, would impact the Company's effective tax rate.

The Organization for Economic Co-operation and Development (OECD) has established a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025, depending on the jurisdictions in which the Company operates. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the Company operates have enacted legislation, and other countries are in the process of introducing legislation, to implement Pillar Two. The Company does not expect Pillar Two to have a material impact on the effective tax rate, consolidated results of operation, financial position, or cash flows.

In our major jurisdictions, including the United States, Belgium, Brazil, the Netherlands, Sweden, and the United Kingdom, tax years are typically subject to examination for three to five years.

NOTE 10. PENSION AND POST-RETIREMENT AND OTHER BENEFIT PLANS

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

The funded status of is pension plans, together with the associated balances recognized in its consolidated financial statements as of December 31, 2023 and 2022, were as follows:

(In millions)	2023	2022
Projected benefit obligation at January 1	$269.2	$357.7
Service cost	1.1	1.7
Interest cost	12.8	7.4
Actuarial (gain) loss	6.9	(76.2)
Plan participants' contributions	0.2	0.2
Benefits paid	(17.8)	(16.9)
Currency translation adjustments	1.7	(4.7)
Projected benefit obligation at December 31	$274.1	$269.2
Fair value of plan assets at January 1	$237.7	$301.7
Company contributions	11.9	3.3
Actual return on plan assets	17.2	(49.7)
Plan participants' contributions	0.2	0.2
Benefits paid	(17.8)	(16.9)
Currency translation adjustments	0.7	(0.9)
Fair value of plan assets at December 31	$249.9	$237.7
Funded status of the plans (liability) at December 31	$(24.2)	$(31.5)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(1.6)	(1.5)
Accrued pension and other post-retirement benefits, less current portion	(22.6)	(30.0)
Net amount recognized	$(24.2)	$(31.5)

The liability associated with the OPEB plan included in the consolidated financial statements was $2.2 million and $2.3 million as of December 31, 2023 and 2022, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31, 2023 and 2022 were $179.2 million and $177.3 million, respectively for pensions, and $(0.3) million and $(0.4) million for the OPEB plan, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $268.8 million and $265.0 million at December 31, 2023 and 2022, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31, 2023. For the year ended December 31, 2023, accumulated benefit obligation for the pension plans increased primarily due to actuarial losses incurred from the decrease in discount rates driven by a decrease in bond yields.

Pension costs (income) for the years ended December 31, were as follows:

(In millions)	2023	2022	2021
Service cost	$1.1	$1.7	$2.2
Interest cost	12.8	7.4	6.4
Expected return on plan assets	(17.1)	(15.7)	(15.6)
Amortization of net actuarial loss	5.0	8.0	7.7
Settlement loss recognized	—	0.2	0.1
Total costs	$1.8	$1.6	$0.8

OPEB plan costs were not material for the years ended December 31, 2023, 2022, and 2021.

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive loss during 2023 for the OPEB plan were not material and for the pension plans were as follows:

(In millions)	Pensions
Actuarial gain	$6.8
Amortization of net actuarial loss	(5.0)
Net income recognized in other comprehensive income	$1.8
Total recognized in net periodic benefit cost and other comprehensive income	$3.6

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

The following weighted-average assumptions were used to determine the benefit obligations for the pension plans:

	2023	2022	2021
Discount rate	4.74%	5.02%	2.67%
Rate of compensation increase	2.56%	2.55%	3.77%

The following weighted-average assumptions were used to determine net periodic benefit cost for the pension plans:

	2023	2022	2021
Discount rate	5.00%	2.86%	2.32%
Rate of compensation increase	2.56%	2.55%	3.77%
Expected rate of return on plan assets	6.08%	5.42%	5.58%

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

Target asset allocations and actual allocations as of December 31, 2023 and 2022 were as follows:

	Target	2023	2022
Equity	0% - 15%	—%	29%
Fixed income	60% - 100%	88%	64%
Real estate and other	0% - 15%	8%	6%
Cash	0% - 10%	4%	1%
		100%	100%

Actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2023			As of December 31, 2022
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$8.7	$8.7	$—	$2.8	$2.8	$—
Equity securities:
All caps(1)	—	—	—	15.6	—	15.6
International(2)	—	—	—	39.2	—	39.2
Infrastructure(3)	—	—	—	10.3	10.3	—
Fixed income securities:
Government securities(4)	55.2	—	55.2	32.5	—	32.5
Corporate bonds(5)	125.8	—	125.8	109.3	—	109.3
Other investments(6)	15.3	—	15.3	13.7	—	13.7
Total assets at fair value	$205.0	$8.7	$196.3	$223.4	$13.1	$210.3
Investments valued using NAV as a practical expedient(7)	44.7			14.3
Total assets	$249.7			$237.7

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
(7)The Company elected the practical expedient to characterize certain new investments which are measured at net asset values ("NAV") that have not been classified in the fair value hierarchy.
The fair value of assets classified as Level 1 is based on unadjusted quoted prices in active markets for identical assets. The fair value of assets classified as Level 2 is based on quoted prices for similar assets or based on valuations made using inputs that are either directly or indirectly observable as of the reporting date. Such inputs include net asset values reported at a minimum on a monthly basis by investment funds or contract values provided by the issuing insurance company. The Company is able to sell any of its investment funds with notice of no more than 30 days. For more information on the fair value hierarchy, see Note 17. Fair Value of Financial Instruments.

Contributions

The Company expects to contribute $3.5 million to its pension and other post-retirement benefit plans in 2024. The pension contributions will be primarily for the non-U.S. pension plans. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments
The following table summarizes expected benefit payments from various pension benefit plans through 2032. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions
2024	$18.6
2025	19.7
2026	20.8
2027	19.8
2028	19.5
2029-2033	98.3

Savings Plans

U.S. and some international employees participate in defined contribution savings plans that the Company sponsors. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $13.6 million, $11.9 million, and $10.4 million in 2023, 2022 and 2021, respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2023 and 2022 by component are shown in the following table:

(In millions)	Pension and Other Post-retirement Benefits(1)	Derivatives Designated as Hedges(1)	Foreign Currency Translation(1)	Total(1)
Balance as of January 1, 2022	$(145.5)	$1.8	$(53.7)	$(197.4)
Other comprehensive income (loss) before reclassification	8.5	14.7	(36.7)	(13.5)
Amounts reclassified from accumulated other comprehensive income	6.1	(1.7)	2.2	6.6
Balance as of December 31, 2022	$(130.9)	$14.8	$(88.2)	$(204.3)
Other comprehensive income (loss) before reclassification	(5.5)	2.4	17.0	13.9
Amounts reclassified from accumulated other comprehensive income	3.7	(8.0)	(1.1)	(5.4)
Balance as of December 31, 2023	$(132.7)	$9.2	$(72.3)	$(195.8)

(1)    All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2023 were $5.0 million of charges to pension expense (income), other than service cost, net of $1.3 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2023 were $10.8 million of interest income, net of $2.8 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2023 were $1.5 million of benefit in interest expense, net of $0.4 million income tax provision.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2022 were $8.2 million of charges to pension expense (income), other than service cost, net of $2.1 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2022 were $2.4 million of benefit in interest expense, net of $0.7 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2022 were $2.9 million of benefit in interest expense, net of $0.7 million in provision for income taxes.

NOTE 12. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2023	2022	2021
Stock-based compensation expense	$11.4	$8.9	$5.5
Tax benefit recorded in consolidated statements of income	$2.9	$4.6	$1.9

As of December 31, 2023, there was $16.0 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.8 years.

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

Restricted Stock Units

A summary of the nonvested restricted stock units as of December 31, 2023 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2022	413,736	$84.91
Granted	195,051	$109.28
Vested	(52,616)	$114.70
Forfeited	(65,918)	$118.22
Nonvested at December 31, 2023	490,253	$82.17

The Company grants time-based and performance-based restricted stock units with a vesting period of one to three years, but vesting periods can vary based on the discretion of the Committee. The fair value of these awards is determined using the market value of common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee meets the retirement eligible age and service requirements under the plan.

The number of shares to be issued for performance-based restricted stock units awards made in 2023, 2022, and 2021, is dependent upon performance over the three year period ending December 31st of the respective term, with respect to cumulative diluted earnings per share from continuing operations and average operating return on invested capital (ROIC). The payout for 2023 grants of performance-based units is also dependent and may increase or decrease by 20% if the Company’s three year total shareholder return is within the top quartile or bottom quartile, respectively, of the comparator group of the Standard & Poor’s 1500 Industrial Machinery index. ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2023, 2022, and 2021, and the forecasted amounts over the remainder of the performance period, the Company expects to issue a total of 80,839, 68,608, and 19,702, shares at the vesting dates in February 2026, February 2025, and March 2024, respectively. Compensation cost has been measured in 2023 based on these expectations.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2023	2022	2021
Weighted-average grant-date fair value of restricted stock units granted	$109.28	$107.53	$142.32
Fair value of restricted stock vested (in millions)	$5.6	$14.5	$7.9

NOTE 13. STOCKHOLDERS’ EQUITY

The following is a summary of capital stock activity (in shares) for the year ended December 31, 2023:

	Common Stock Outstanding	Common Stock Held in Treasury
December 31, 2022	31,803,721	57,959
Stock awards issued	35,969	(35,969)
Treasury stock purchases	(49,992)	49,992
December 31, 2023	31,789,698	71,982

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

NOTE 14. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The Company has estimated that $678.2 million in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of December 31, 2023. The Company expects to complete these obligations and recognize 93% as revenue in 2024 and the remainder in 2025.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	December 31,
(In millions)	2023	2022	2021
Type of Good or Service
Recurring (1)	$845.6	$751.1	$662.0
Non-recurring (1)	818.8	839.2	738.8
Total	$1,664.4	$1,590.3	$1,400.8

Geographical Region (2)
North America	$1,014.4	$958.1	$777.0
Europe, Middle East and Africa	421.4	395.0	364.0
Asia Pacific	143.3	140.6	174.2
Latin America	85.3	96.6	85.6
Total	$1,664.4	$1,590.3	$1,400.8

Timing of Recognition
Point in Time	$848.0	$796.3	$661.2
Over Time	816.4	794.0	739.6
Total	$1,664.4	$1,590.3	$1,400.8
(1)    Recurring revenue includes revenue from aftermarket parts and services, re-build services on customer owned equipment, operating leases of equipment, and subscription-based software applications. Non-recurring revenue includes new equipment and installation and the sale of software licenses.

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Contract Assets	$74.5	$65.1	$69.0
Contract Liabilities	156.5	161.2	156.5

The revenue recognized during the year ended December 31, 2023, 2022 and 2021 that was included in contract liabilities at the beginning of the period amounted to $150.0 million, $135.4 million, and $100.1 million respectively. The Company assumed contract liabilities from acquisitions in the amount of $19.1 million and $2.5 million in the years 2022 and 2021, respectively. The remainder of the change from December 31, 2023, December 31, 2022 and December 31, 2021 is driven by the timing of advance and milestone payments received from customers, customer returns, and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from net income for the respective periods and basic and diluted shares outstanding:

(In millions, except per share data)	2023	2022	2021
Basic earnings per share:
Income from continuing operations	$129.3	$103.8	$92.5
Income from discontinued operations, net of tax	453.3	33.6	26.6
Net income	$582.6	$137.4	$119.1
Weighted average number of shares outstanding	32.0	32.0	32.0
Basic earnings per share from:
Continuing operations	$4.04	$3.24	$2.89
Discontinued operations	14.17	1.05	0.83
Net income	$18.21	$4.29	$3.72
Diluted earnings per share:
Income from continuing operations	$129.3	$103.8	$92.5
Income from discontinued operations, net of tax	453.3	33.6	26.6
Net income	$582.6	$137.4	$119.1
Weighted average number of shares outstanding	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.1	0.1	0.1
Total shares and dilutive securities	32.1	32.1	32.1
Diluted earnings per share from:
Continuing operations	$4.02	$3.23	$2.88
Discontinued operations	14.11	1.05	0.83
Net income	$18.13	$4.28	$3.71

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS AND CREDIT RISK

Derivative financial instruments

All derivatives are recorded as assets or liabilities in the Consolidated Balance Sheets at their respective fair values. For derivatives designated as cash flow hedges, the unrealized gain or loss related to the derivatives is recorded in Other comprehensive income (loss) until the hedged transaction affects earnings. The Company assesses at inception of the hedge whether the derivative in the hedging transaction will be highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at December 31, 2023 of $520.9 million, as hedges and therefore does not apply hedge accounting.

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

	As of December 31, 2023		As of December 31, 2022
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$13.6	$3.0	$4.5	$7.2

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. The Company enters into master netting arrangements with its counterparties when possible to mitigate credit risk in derivative transactions by permitting it to net settle for transactions with the same counterparty. However, the Company does not net settle with such counterparties. As a result, the Company presents derivatives at their gross fair values in the Consolidated Balance Sheets.

As of December 31, 2023 and 2022, information related to these offsetting arrangements was as follows:

(In millions)	As of December 31, 2023
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$25.8	$—	$25.8	$(2.3)	$23.5

Offsetting of Liabilities	As of December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.3	$—	$2.3	$(2.3)	$—

(In millions)	As of December 31, 2022
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$33.0	$—	$33.0	$(3.0)	$30.0

Offsetting of Liabilities	As of December 31, 2022
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.3	$—	$7.3	$(3.0)	$4.3

The following table presents the location and amount of the loss on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2023	2022	2021
Foreign exchange contracts	Revenue	$2.0	$(7.4)	$(1.1)
Foreign exchange contracts	Cost of sales	(0.2)	(3.7)	(0.1)
Foreign exchange contracts	Selling, general and administrative expense	0.4	2.2	1.0
Commodity contracts	Income from discontinued operations	—	(0.7)	—
Total		$2.2	$(9.6)	$(0.2)
Remeasurement of assets and liabilities in foreign currencies		(1.6)	9.3	(0.8)
Net gain (loss)		$0.6	$(0.3)	$(1.0)

Interest Rates: The Company has entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. These interest rate swaps fix the interest rate applicable to certain of the Company's variable-rate debt. The agreements swap one-month SOFR for fixed rates. The Company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income (loss).

At December 31, 2023, the fair value of these derivatives designated as cash flow hedges is recorded in the Consolidated Balance Sheet as other assets of $12.3 million and as accumulated other comprehensive income, net of tax, of $9.2 million. At December 31, 2022, the fair value of these derivatives designated as cash flow hedges is recorded in the Consolidated Balance Sheet as other assets of $19.9 million and as accumulated other comprehensive income, net of tax, of $14.8 million.

Net Investment: In July 2018, the Company entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements were designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments were included in the foreign currency translation component of other comprehensive income. The agreements matured in July 2023 resulting in cash proceeds and a gain of $5.8 million that is recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheet as of December 31, 2023. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in interest expense on the Consolidated Statements of Income. Coupon interest from cross currency swap agreements recorded in interest expense is $1.5 million, $2.9 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

At December 31, 2022, the fair value of these derivatives designated as net investment hedges is recorded in the Consolidated Balance Sheet as other current assets of $9.9 million and as accumulated other comprehensive income, net of tax, of $7.3 million.

Refer to Note 17. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

Credit risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of December 31, 2023, is limited to the amount outstanding on the financial instrument. Allowances for losses are established based on collectability assessments. Refer to Note 1. Summary of Significant Accounting Policies for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 17. FAIR VALUE OF FINANCIAL INSTRUMENTS

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2023				As of December 31, 2022
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$10.8	$10.8	$—	$—	$12.1	$12.1	$—	$—
Derivatives	25.9	—	25.9		34.3	—	34.3
Total assets	$36.7	$10.8	$25.9	$—	$46.4	$12.1	$34.3	$—

Liabilities:
Derivatives	$3.0	$—	$3.0	$—	$7.2	$—	$7.2	$—
Total liabilities	$3.0	$—	$3.0	$—	$7.2	$—	$7.2	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of December 31, 2023, $0.3 million of investments are recorded in other current assets in the Consolidated Balance Sheet related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in other assets on the Consolidated Balance Sheets. Investments include an unrealized gain of $1.7 million as of December 31, 2023 and unrealized loss of $3.9 million as of December 31, 2022.

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

The carrying values and the estimated fair values of debt financial instruments as of December 31 were as follows:

	2023		2022
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior notes	$397.2	$361.6	$394.9	$344.7
Revolving credit facility, expires December 14, 2026	250.0	250.0	584.6	584.6
Other	—	—	0.6	0.6

The carrying values of the Company's revolving credit facility recorded in long-term debt on the Balance Sheet approximate their fair values due to their variable interest rates. The fair value of the Convertible senior notes is estimated using Level 2 inputs as they are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers.

NOTE 18. COMMITMENTS AND CONTINGENCIES

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

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $20.0 million at December 31, 2023, represent guarantees of future performance. The Company also has provided approximately $6.1 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year; the Company expects to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts but will receive indemnification from third parties for eighty-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of December 31, 2023, the gross value of such arrangements was $2.1 million, of which the Company's net exposure under such guarantees was $0.4 million.

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

(In millions)	2023	2022
Balance at beginning of the year	$10.8	$9.4
Expenses for new warranties	9.9	9.5
Adjustments to existing accruals	(0.2)	(0.6)
Claims paid	(10.8)	(8.4)
Added through acquisition	—	1.3
Translation	0.2	(0.4)
Balance at end of year	$9.9	$10.8

NOTE 19. LEASES

Lessee Accounting
The components of the Company's lease costs for the years ended December 31, were as follows:

(In millions)	2023	2022	2021
Fixed lease cost	$16.5	$15.1	$13.6
Variable lease cost	4.0	3.0	2.0
Total operating lease cost	$20.5	$18.1	$15.6

Included within operating lease costs are short-term lease costs, which were $1.4 million, $1.3 million, and $0.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and sublease income which was immaterial for the years ended December 31, 2023, 2022, and 2021. The Company's finance lease cost was immaterial for the years ended December 31, 2023, 2022, and 2021.

Supplemental cash flow information related to the Company's leases for the years ended December 31, was as follows:

(In millions)	2023	2022	2021
Operating cash flows from operating leases	$15.0	$12.8	$12.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$10.8	$12.0	$18.3

Financing cash flows from finance leases were immaterial for the years ended December 31, 2023, 2022, and 2021. Right-of-use assets obtained in exchange for new finance lease liabilities were $1.2 million for the year ended December 31, 2023 and immaterial for the years ended December 31, 2022, and 2021.

Supplemental balance sheet information related to the Company's leases as of December 31, was as follows:

(In millions)	Balance Sheet Classification	2023	2022
Lease ROU assets:
Operating	Other assets	$37.3	$37.5
Finance (a)	Net property, plant and equipment	4.7	4.0
Total lease ROU assets		$42.0	$41.5

Lease liabilities:
Current:
Operating	Other current liabilities	$12.2	$10.5
Finance (a)	Other current liabilities	0.9	0.5
Long-term:
Operating	Other liabilities	27.2	29.1
Finance (a)	Other liabilities	1.4	0.9
Total lease liabilities		$41.7	$41.0
(a)     Finance leases include real estate leases for which the Company is a lessee for an indefinite lease term. However, these finance leases have no lease liability outstanding as of December 31, 2023 as no amounts are due under the lease.

The following table presents the weighted-average remaining lease term and discount rates for the leases for which the Company is the lessee:

(In millions)	2023	2022
Weighted-average remaining lease term (years)
Operating leases	4.3	5.3
Finance leases(a)	3.0	3.0
Weighted-average discount rate
Operating leases	5.3%	4.7%
Finance leases(a)	5.9%	4.7%
(a)     Excludes real estate finance leases for which the Company is a lessee for an indefinite lease term and has no lease liability outstanding as of December 31, 2023.

The majority of ROU assets and lease liabilities, approximately 83%, relate to real estate leases, with the remaining amount primarily comprised of vehicle leases.

Maturity of operating and finance lease liabilities as of December 31, 2023, in millions:

	Operating Leases	Finance Leases
Year 1(a)	$13.8	$1.0
Year 2	10.7	0.8
Year 3	6.8	0.5
Year 4	4.8	0.2
Year 5	3.0	—
After Year 5	5.0	—
Total lease payments	$44.1	$2.5
Less: Interest on lease payments	(4.7)	(0.2)
Present value of lease liabilities	$39.4	$2.3
(a) Represents the next 12 months

Refer to Note 21. Related Party Transactions for details of operating lease agreements with related parties.
Lessor Accounting
Operating Leases:

The following tables provide the required information regarding operating leases for which the Company is the lessor.

Operating Lease Revenue:

(In millions)	December 31, 2023	December 31, 2022	December 31, 2021
Fixed payment revenue	$63.8	$65.4	$66.1
Variable payment revenue	33.8	33.1	24.9
Total	$97.6	$98.5	$91.0

Operating Lessor Maturity Analysis as of December 31, 2023, in millions:

Year 1(a)	$40.3
Year 2	38.4
Year 3	35.6
Year 4	24.2
Year 5	11.4
After Year 5	13.1
Total lease receivables	$163.0
(a) Represents the next 12 months

Sales-Type Leases:

Sales-Type Lessor Maturity Analysis as of December 31, 2023, in millions:

Year 1(a)	$1.9
Year 2	0.6
Year 3	0.3
After Year 3	0.4
Total lease receivables	$3.2
(a) Represents the next 12 months

Sales-type lease revenue was $5.2 million, $4.9 million, and $11.6 million for the years ended December 31, 2023, 2022, and 2021 respectively.

Our net investment in sales-type leases were classified in the Consolidated Balance Sheets as of December 31, as follows:

(In millions)	2023	2022
Trade receivables, net of allowances	$4.8	$5.4
Other assets	2.0	0.9
Total	$6.8	$6.3
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

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization across the Company. The Company completed the 2020 restructuring plan as of June 30, 2022 and total cost in connection with the 2020 restructuring plan was $11.0 million.

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan include streamlining operations and enhancing our general and administrative infrastructure. As of December 31, 2023, the Company recognized restructuring charges of $16.8 million, net of a cumulative release of the related liability of $6.5 million. The total estimated cost, net of releases was revised in the second quarter from $8.0 million to $10.0 million to a range of $16.0 million to $18.0 million, which was originally expected to be recognized by the end of 2023. During the quarter we have refined our range to $17.0 million to $18.0 million and now expect the full amount to be recognized by the first quarter of 2024. These changes are due to additional actions being taken, as well as delays in certain actions that support our streamlining operations under this plan.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 restructuring plan since the implementation of this plan:

	Cumulative Amount	As of the Quarter Ended				Cumulative Amount
(In millions)	Balance as of December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023	Balance as of December 31, 2023
2022/2023 restructuring plan
Severance and related expense	$5.4	$0.6	$2.7	$5.2	$(1.2)	$12.7
Other	—	—	—	1.2	2.9	4.1
Total Restructuring charges	$5.4	$0.6	$2.7	$6.4	$1.7	$16.8

Restructuring charges, net of release of related liability, are reported in restructuring expense within the Consolidated Statements of Income. Liability balances for restructuring activities are included in Accounts payable, trade and other and Other current liabilities in the accompanying Consolidated Balance Sheets. The table below details the restructuring activities for the year ended December 31, 2023:

		Impacts to earnings
(In millions)	Balance as of December 31, 2022	Charged to Earnings	Releases	Cash Payments	Balance as of December 31, 2023
2022/2023 restructuring plan
Severance and related expense	$4.3	$13.5	$(6.2)	$(7.3)	$4.3
Other	—	4.1	—	(0.4)	3.7
Total	$4.3	$17.6	$(6.2)	$(7.7)	$8.0

The Company released $6.2 million of the liability during the year ended December 31, 2023 which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 21. RELATED PARTY TRANSACTIONS

The Company is a party to agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of December 31, 2023, the operating lease right-of-use asset and the lease liability related to these agreements is $3.5 million and $3.7 million, respectively.

As described in Note 1. Summary of Significant Accounting Policies, the Company acquired a non-controlling interest in InnospeXion ApS ("INX"), a manufacturer of x-ray technology. The Company purchases equipment, aftermarket parts, and services from INX, which are included as a component of Inventories on the Consolidated Balance Sheets, Cost of products, or Cost of services in the Consolidated Statements of Income. Purchases of equipment, aftermarket parts, and services from INX were not material during the year ended December 31, 2023.

NOTE 22. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following selected quarterly information for the years ended December 31, 2023 and 2022 has been updated to reflect the change in accounting principle as described in Note 1. Summary of Significant Accounting Policies and the sale of the AeroTech business as described in Note 2. Discontinued Operations:

Consolidated Statements of Income	Three Months Ended
(In millions, except per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total revenue	$388.5	$427.7	$403.6	$444.6
Cost of sales	255.6	280.5	258.8	283.8
Income from continuing operations	17.1	28.4	31.1	52.7
Income from discontinued operations, net of taxes	10.1	4.3	410.5	28.4
Net income	27.2	32.7	441.6	81.1

Basic earnings per share: (1)
Continuing operations	$0.53	$0.89	$0.97	$1.65
Discontinued operations	0.32	0.13	12.82	0.89
Net income	$0.85	$1.02	$13.79	$2.54
Diluted earnings per share: (1)
Continuing operations	$0.53	$0.89	$0.97	$1.64
Discontinued operations	0.32	0.13	12.76	0.88
Net income	$0.85	$1.02	$13.73	$2.52

	Three Months Ended
(In millions, except per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total revenue	$356.3	$394.0	$398.8	$441.2
Cost of sales	236.4	264.8	262.2	297.5
Income from continuing operations	20.0	26.1	26.5	31.2
Income from discontinued operations, net of taxes	5.7	8.3	9.8	9.8
Net income	25.7	34.4	36.3	41.0

Basic earnings per share: (1)
Continuing operations	$0.62	$0.81	$0.83	$0.97
Discontinued operations	0.18	0.26	0.30	0.31
Net income	$0.80	$1.07	$1.13	$1.28
Diluted earnings per share: (1)
Continuing operations	$0.62	$0.81	$0.83	$0.97
Discontinued operations	0.18	0.26	0.30	0.31
Net income	$0.80	$1.07	$1.13	$1.28

(1) Quarterly basic and diluted earnings per share amounts may not add up to the full fiscal year total presented due to rounding. Basic and diluted earnings per share are calculated by dividing net earnings by basic and diluted shares outstanding, respectively.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other(a)	Balance at End of Period
Year ended December 31, 2021:
Allowance for doubtful accounts	$4,562	$1,980	$1,329	$5,213
Valuation allowance for deferred tax assets	$4,370	$247	$—	$4,617
Year ended December 31, 2022:
Allowance for credit losses	$5,213	$3,507	$2,227	$6,493
Valuation allowance for deferred tax assets	$4,617	$1,180	$3,203	$2,594
Year ended December 31, 2023:
Allowance for credit losses	$6,493	$1,626	$3,192	$4,927
Valuation allowance for deferred tax assets	$2,594	$5,126	$1,712	$6,008

(a)    “Deductions and other” includes translation adjustments, write-offs, net of recoveries, and reductions in the allowances credited to expense.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2023 to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2023, based on the criteria in Internal Control Integrated Framework issued by the COSO.

Attestation Report of the Registered Public Accounting Firm
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report which is included on page 47.

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

There were no changes in our internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

(b)

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

Other information required by this Item can be found in the Proxy Statement for the Company's 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation” and "Compensation Tables and Explanatory Information" of the Proxy Statement for the Company's 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of John Bean Technologies Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for the Company's 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the Company's 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the Company's 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 49 through 92 herein:

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

2.2
Stock and Asset Purchase Agreement, dated as of May 26, 2023, by and between the Company and Purchaser, incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023.

3.1
Amended and Restated Certificate of Incorporation of John Bean Technologies Corporation, effective May 15, 2023, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on May 18, 2023.

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

10.1
Amended and Restated Credit Agreement, dated December 14, 2021, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed with the SEC on February 24, 2022.[1]

10.1A
Limited Consent and Release, dated June 9, 2023, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 14, 2023.

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

10.6A*	Third Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan.[2]

10.7	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[2]

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

10.8*	Change in Control Executive Severance Agreement (Other Executive Officer) (Effective 2024).[2]

10.9*	Change in Control Executive Severance Agreement (CEO) (Effective 2024).[2]

10.10
Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[2]

10.10A
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11G to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[2]

10.10B
Second Amendment of John Bean Technologies Corporation Employee's Retirement Program - Part I Salaried and Nonunion Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.[2]

10.10C
Third Amendment of John Bean Technologies Corporation Employees' Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[2]

10.10D*
Fourth Amendment of the John Bean Technologies Corporation Employees' Retirement Program Part I Salaried and Nonunion Hourly Employees' Retirement Plan (As Amended and Restated Effective as of January 1, 2012).[2]

10.10E*	Fifth Amendment of the John Bean Technologies Corporation Employees' Retirement Program Part II Union Hourly Employees' Retirement Plan (As Amended and Restated Effective as of January 1, 2012).[2]

10.11
Amended and Restated John Bean Technologies Corporation Savings and Investment Plan effective January 1, 2023 incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on February 23, 2023.[2]

10.11A*	First Amendment of the John Bean Technologies Corporation Savings and Investment Plan (As Amended and Restated Effective as of January 1, 2023).[2]

10.12*	Amended and Restated Executive Severance Pay Plan effective December 5, 2023.[2]

10.13	Offer Letter to Brian Deck, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2020.[2]

10.13A	Offer Letter to Matthew Meister, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 16, 2020.[2]

10.13B	Offer Letter to Shelley Bridarolli, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2021.[2]

10.13C	Contract of Employment between John Bean Technologies AB and Robert Petrie, incorporated by reference to Exhibit 10.13D to our Annual Report on Form 10-K filed with the SEC on February 24, 2022.[2]

10.13D	Offer Letter to Jack Martin, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 29, 2022.[2]

10.13E	Offer Letter to Augusto Rizzolo, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2022.[2]

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

10.15A
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Vests, incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.15B
Form of Non-Employee Director Long-Term Incentive Restricted Stock Unit Agreement - Separation, incorporated by reference to Exhibit 10.11 to our Current Report on Form 8-K filed with the SEC on May 18, 2017.[2]

10.16
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 2-Year Performance Period; 5 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.16A
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 2-Year Performance Period; 10 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.16B
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 10 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.16C
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Agreement - 5 Years of Service Retirement Vesting (Effective 2021) by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on July 30, 2021.[2]

10.17
Form of Executive Officer Time-Based Restricted Stock Unit Grant Agreement Ratable Vesting (5 Year Retirement) (Effective 2023) incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed with the SEC on February 23, 2023.[2]

10.17A
Form of Executive Officer Time-Based Restricted Stock Unit Grant Agreement Ratable Vesting (10 Year Retirement) (Effective 2023) incorporated by reference to Exhibit 10.18A to our Annual Report on Form 10-K filed with the SEC on February 23, 2023.[2]

10.17B
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Grant Agreement Cliff Vesting (5 Year Retirement) (Effective 2023) incorporated by reference to Exhibit 10.18B to our Annual Report on Form 10-K filed with the SEC on February 23, 2023.[2]

10.17C
Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Grant Agreement Cliff Vesting (10 Year Retirement) (Effective 2023) incorporated by reference to Exhibit 10.18C to our Annual Report on Form 10-K filed with the SEC on February 23, 2023.[2]

18.1*	Auditor's Preferability Letter.

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	John Bean Technologies Corporation Compensation Recovery Policy.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: February 23, 2024

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. DECK	President, Director and	February 23, 2024
Chief Executive Officer
Brian A. Deck	(Principal Executive Officer)

/s/ MATTHEW J. MEISTER	Executive Vice President and	February 23, 2024
Chief Financial Officer
Matthew J. Meister	(Principal Financial Officer)

/s/ JESSI L. CORCORAN	Vice President, Corporate Controller	February 23, 2024
(Principal Accounting Officer)
Jessi L. Corcoran

/s/ BARBARA BRASIER	Director	February 23, 2024

Barbara Brasier

/s/ C. MAURY DEVINE	Director	February 23, 2024

C. Maury Devine

/s/ ALAN D. FELDMAN	Director	February 23, 2024

Alan D. Feldman

/s/ POLLY B. KAWALEK	Director	February 23, 2024

Polly B. Kawalek

/s/ EMMANUEL LAGARRIGUE	Director	February 23, 2024

Emmanuel Lagarrigue

/s/ LAWRENCE V. JACKSON	Director	February 23, 2024

Lawrence V. Jackson

/s/ CHARLES L. HARRINGTON	Director	February 23, 2024

Charles L. Harrington