Form 10-Q
period 2024-03-31
John Bean Technologies CORP
filed 2024-05-02
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2024
Common Stock, par value $0.01 per share	31,831,350

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Revenue:
Product revenue	$355.4	$346.5
Service revenue	36.9	42.0
Total revenue	392.3	388.5
Operating expenses:
Cost of products	230.5	230.9
Cost of services	21.5	24.7
Selling, general and administrative expense	110.1	103.7
Restructuring expense	1.1	0.8
Operating income	29.1	28.4
Pension expense, other than service cost	1.0	0.2
Interest income	5.7	1.0
Interest expense	2.9	7.5
Income from continuing operations before income taxes	30.9	21.7
Income tax provision	8.1	4.6
Equity in net earnings of unconsolidated affiliate	(0.1)	—
Income from continuing operations	22.7	17.1
Income from discontinued operations, net of taxes	0.1	10.1
Net income	$22.8	$27.2

Basic earnings per share from:
Continuing operations	$0.71	$0.53
Discontinued operations	—	0.32
Net income	$0.71	$0.85
Diluted earnings per share from:
Continuing operations	$0.71	$0.53
Discontinued operations	—	0.32
Net income	$0.71	$0.85

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Net income	$22.8	$27.2
Other comprehensive income, net of taxes
Foreign currency translation adjustments	(18.3)	5.7
Pension and other postretirement benefits adjustments	0.6	0.9
Derivatives designated as hedges	(0.9)	(2.2)
Other comprehensive income	(18.6)	4.4
Comprehensive income	$4.2	$31.6

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	March 31, 2024	December 31, 2023
Assets:
Current Assets:
Cash and cash equivalents	$479.0	$483.3
Trade receivables, net of allowances	220.7	214.4
Contract assets	78.6	74.5
Inventories	250.2	238.9
Other current assets	73.9	89.1
Total current assets	1,102.4	1,100.2
Property, plant and equipment, net of accumulated depreciation of $316.2 and $316.7 respectively	246.7	248.0
Goodwill	775.2	779.5
Intangible assets, net	376.0	388.9
Other assets	190.4	193.8
Total Assets	$2,690.7	$2,710.4

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$142.4	$134.6
Advance and progress payments	161.1	172.0
Accrued payroll	33.2	59.7
Other current liabilities	129.4	118.1
Total current liabilities	466.1	484.4
Long-term debt	647.0	646.4
Accrued pension and other postretirement benefits, less current portion	23.3	24.6
Other liabilities	63.2	66.1
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2024 or 2023	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2024: 31,861,680 issued, and 31,830,220 outstanding; December 31, 2023: 31,861,680 issued, and 31,789,698 outstanding	0.3	0.3
Common stock held in treasury, at cost March 31, 2024: 31,460 shares; December 31, 2023: 71,982 shares	(3.2)	(7.1)
Additional paid-in capital	225.3	227.9
Retained earnings	1,483.1	1,463.6
Accumulated other comprehensive loss	(214.4)	(195.8)
Total stockholders' equity	1,491.1	1,488.9
Total Liabilities and Stockholders' Equity	$2,690.7	$2,710.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023
Cash flows from continuing operating activities:
Net income	$22.8	$27.2
Income from discontinued operations, net of taxes	0.1	10.1
Income from continuing operations	22.7	17.1
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	22.1	22.7
Stock-based compensation	4.2	2.3
Other	2.4	2.8
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(14.2)	(0.2)
Inventories	(13.2)	(14.5)
Accounts payable, trade and other	8.6	(22.1)
Advance and progress payments	(7.9)	21.2
Accrued pension and other postretirement benefits, net	(0.3)	(0.3)
Other assets and liabilities, net	(14.0)	(17.6)
Cash provided by continuing operating activities	10.4	11.4
Cash flows from continuing investing activities:
Proceeds from sale of AeroTech, net	2.8	—
Acquisitions, net of cash acquired	—	(1.1)
Capital expenditures	(10.5)	(16.3)
Proceeds from disposal of assets	0.5	0.1
Cash required by continuing investing activities	(7.2)	(17.3)
Cash flows from continuing financing activities:
Net proceeds on short-term debt	—	0.2
Net payments for domestic credit facilities	—	(25.9)
Settlement of taxes withheld on stock-based compensation awards	(2.9)	(1.1)
Dividends	(3.2)	(3.2)
Cash required by continuing financing activities	(6.1)	(30.0)
Net decrease in cash from continuing operations	(2.9)	(35.9)

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations, net	(0.2)	10.2
Cash required by investing activities of discontinued operations, net	—	(1.6)
Net cash (required) provided by discontinued operations	(0.2)	8.6

Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	(0.1)
Net decrease in cash and cash equivalents	(4.3)	(27.4)

Cash and cash equivalents from continuing operations, beginning of period	483.3	71.7
Add: Cash and cash equivalents from discontinued operations, beginning of period	—	1.4
Add: Net decrease in cash and cash equivalents	(4.3)	(27.4)
Less: Cash and cash equivalents from discontinued operations, end of period	—	(1.8)
Cash and cash equivalents from continuing operations, end of period	$479.0	$43.9

Supplemental cash flow information for continuing operations:
Non-cash investing in capital expenditures, accrued but not paid	$3.3	$10.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2023	$0.3	$(7.1)	$227.9	$1,463.6	$(195.8)	$1,488.9
Net income	—	—	—	22.8	—	22.8
Issuance of treasury stock	—	3.9	(3.9)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.3)	—	(3.3)
Foreign currency translation adjustments	—	—	—	—	(18.3)	(18.3)
Derivatives designated as hedges, net of income taxes of $0.3	—	—	—	—	(0.9)	(0.9)
Pension and other postretirement liability adjustments, net of income taxes of $(0.4)	—	—	—	—	0.6	0.6
Stock-based compensation expense	—	—	4.2	—	—	4.2
Taxes withheld on issuance of stock-based awards	—	—	(2.9)	—	—	(2.9)
Balance at March 31, 2024	$0.3	$(3.2)	$225.3	$1,483.1	$(214.4)	$1,491.1

	Three Months Ended March 31, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2022	$0.3	$(5.3)	$220.7	$894.0	$(204.3)	$905.4
Net income	—	—	—	27.2	—	27.2
Issuance of treasury stock	—	1.6	(1.6)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.4	—	—	—	—	5.7	5.7
Derivatives designated as hedges, net of income taxes of $0.8	—	—	—	—	(2.2)	(2.2)
Pension and other postretirement liability adjustments, net of income taxes of $(0.3)	—	—	—	—	0.9	0.9
Stock-based compensation expense	—	—	2.6	—	—	2.6
Taxes withheld on issuance of stock-based awards	—	—	(1.1)	—	—	(1.1)
Balance at March 31, 2023	$0.3	$(3.7)	$220.6	$918.0	$(199.9)	$935.3

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

Basis of Presentation
In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2023, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by accounting principles generally accepted in the United States of America.

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

Discontinued Operations
On August 1, 2023, the Company completed the sale of its former AeroTech business segment ("AeroTech") to Oshkosh Corporation, a Wisconsin corporation (the "Purchaser"). All prior period results from the operations of AeroTech have been reclassified as discontinued operations. Amounts pertaining to results of operations, financial condition and cash flows throughout the document are from the Company's continuing operations unless otherwise noted. Refer to Note 2. Discontinued Operations, for further discussion.

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

Change in Accounting Principle
During the fourth quarter of 2023, the Company changed its methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. The effects of the change in accounting principle have been retrospectively applied to all periods presented. This change has no impact on our results of operations for the three months ended March 31, 2024. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information related to the change in accounting principle.

Recently Issued Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment profit and loss measures, and provide new segment disclosure requirements for entities with a single reportable segment. The amendments in ASU 2023-07 will be applied retrospectively to all prior periods presented in the financial statements and are effective for the Company for the fiscal year beginning January 1, 2024, and interim periods beginning on and after January 1, 2025, with early adoption permitted. The Company is evaluating the effect of adopting ASU 2023-07 on its disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which amends Topic 740, Income Taxes ("ASU 2023-09"). ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for the Company as of January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company expects ASU 2023-09 to only impact disclosures, with no impacts to results of operations, cash flows, and financial condition.

NOTE 2. DISCONTINUED OPERATIONS

As disclosed in Note 1, on August 1, 2023, the Company completed the sale of AeroTech to the Purchaser in exchange for cash consideration of $808.2 million (the "Transaction") and recognized a gain on the Transaction of $443.7 million, net of $131.4 million of income taxes.

In connection with the Transaction, the Company and the Purchaser entered into a Transition Services Agreement (the "TSA") for the provision of information technology related services for 12 months and of other services for up to 6 months to support the transition of the AeroTech business, subject to the terms and conditions set forth therein. In addition, the TSA provides the Purchaser options to extend the term for information technology related services for up to another 6 months. TSA income is recognized as services are performed, and the income earned is recorded in Selling, general and administrative expense within the Condensed Consolidated Statements of Income to offset the costs incurred to support the TSA. During the three months ended March 31, 2024, the Company's cash inflow from the Purchaser related to the TSA was $2.0 million.

Summarized Discontinued Operations Financial Information

The following table summarizes the results of operations classified as discontinued operations, net of taxes, in the Condensed Consolidated Statements of Income for the three months ended March 31, 2023.

(In millions)
Revenue	$141.0
Operating expenses:
Cost of sales	113.3
Selling, general and administrative expense	13.9
Operating income	13.8
Interest expense	0.8
Income from discontinued operations before income taxes	13.0
Income tax provision	2.9
Income from discontinued operations, net of taxes	$10.1

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company's debt that is not directly attributed to the AeroTech business. Interest expense was allocated based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of December 31, 2023	$779.5
Currency translation	(4.3)
Balance as of March 31, 2024	$775.2

Intangible assets consisted of the following:

	March 31, 2024		December 31, 2023
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$423.1	$152.5	$424.6	$148.0
Patents and acquired technology	171.5	112.0	173.3	109.1
Trademarks	53.7	18.2	54.3	16.7
Non-amortizing intangible assets	10.4	—	10.5	—
Other	8.8	8.8	8.8	8.8
Total intangible assets	$667.5	$291.5	$671.5	$282.6

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2024	December 31, 2023
Raw materials	$28.2	$28.7
Work in process	55.3	48.1
Finished goods	187.0	181.8
Gross inventories before valuation adjustments	270.5	258.6
Valuation adjustments	(20.3)	(19.7)
Net inventories	$250.2	$238.9

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Service cost	$0.3	$0.3
Interest cost	3.1	3.2
Expected return on plan assets	(3.5)	(4.3)
Amortization of net actuarial losses	1.4	1.3
Net periodic cost	$1.3	$0.5

During the three months ended March 31, 2024, the Company made contributions of $0.3 million to its pension plans. The Company expects to contribute $3.5 million in 2024 primarily to the non-U.S.pension plans.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	March 31, 2024	December 31, 2023
Revolving credit facility (1)	December 14, 2026	$250.0	$250.0
Less: unamortized debt issuance costs		(0.7)	(0.8)
Revolving credit facility, net		$249.3	$249.2

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(4.8)	(5.3)
Convertible senior notes, net		$397.7	$397.2

Long-term debt, net		$647.0	$646.4
(1) Weighted-average interest rate at March 31, 2024 was 6.51%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended March 31, 2024 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Contractual interest expense	$0.3	$0.3
Interest cost related to amortization of issuance costs	0.6	0.6
Total interest expense	$0.9	$0.9

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Condensed Consolidated Balance Sheet as of March 31, 2024.

Warrant Transactions

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2024 and 2023 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
Beginning balance, December 31, 2023	$(132.7)	$9.2	$(72.3)	$(195.8)
Other comprehensive income before reclassification	(0.4)	1.3	(18.3)	(17.4)
Amounts reclassified from accumulated other comprehensive income	1.0	(2.2)	—	(1.2)
Ending balance, March 31, 2024	$(132.1)	$8.3	$(90.6)	$(214.4)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2024 were $1.4 million of charges to pension expense, other than service cost, net of $0.4 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $2.9 million of benefit in interest expense, net of $0.7 million income tax provision.

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
Beginning balance, December 31, 2022	$(130.9)	$14.8	$(88.2)	$(204.3)
Other comprehensive income before reclassification	(0.1)	(0.4)	6.2	5.7
Amounts reclassified from accumulated other comprehensive income	1.0	(1.8)	(0.5)	(1.3)
Ending balance, March 31, 2023	$(130.0)	$12.6	$(82.5)	$(199.9)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2023 were $1.4 million of charges to pension expense, other than service cost, net of $0.4 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $2.4 million of benefit in interest expense, net of $0.6 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended March 31, 2023 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $663.6 million in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of March 31, 2024. The Company expects to complete these obligations and recognize 77% as revenue in 2024, 22% as revenue in 2025, and the remainder after 2025.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended March 31,
(In millions)	2024	2023
Type of Good or Service
Recurring (1)	$202.8	$219.3
Non-recurring (1)	189.5	169.2
Total	392.3	388.5

Geographical Region (2)
North America	243.5	240.6
Europe, Middle East and Africa	93.0	95.2
Asia Pacific	32.8	29.8
Latin America	23.0	22.9
Total	392.3	388.5

Timing of Recognition
Point in Time	193.6	201.8
Over Time	198.7	186.7
Total	392.3	388.5
(1) Recurring revenue includes revenue from aftermarket parts and services, re-build services on customer owned equipment, operating leases of equipment, and subscription-based software applications. Non-recurring revenue includes new equipment and installation and the sale of software licenses.
(2) Geographical region represents the region in which the end customer resides.

Contract balances

The timing of revenue recognition, billings and cash collections results in trade receivables, contract assets, and advance and progress payments (contract liabilities). Contract assets exist when revenue recognition occurs prior to billings. Contract assets are transferred to trade receivables when the right to payment becomes unconditional (i.e., when receipt of the amount is dependent only on the passage of time). Conversely, the Company often receives payments from its customers before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Condensed Consolidated Balance Sheets as Contract assets and within Advance and progress payments, respectively, on a contract-by-contract net basis at the end of each reporting period.

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	March 31, 2024	December 31, 2023
Contract Assets	$78.6	$74.5
Contract Liabilities	147.4	156.5

	Balances as of
	March 31, 2023	December 31, 2022
Contract Assets	67.6	65.1
Contract Liabilities	183.0	161.2

The revenue recognized during the three months ended March 31, 2024 and 2023 that was included in contract liabilities at the beginning of the period amounted to $72.9 million and $69.9 million, respectively. The remainder of the change from December 31, 2023 and December 31, 2022 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Basic earnings per share:
Income from continuing operations	$22.7	$17.1
Income from discontinued operations, net of tax	0.1	10.1
Net income	$22.8	$27.2
Weighted average number of shares outstanding	32.0	32.0
Basic earnings per share from:
Continuing operations	$0.71	$0.53
Discontinued operations	—	0.32
Net income	$0.71	$0.85
Diluted earnings per share:
Income from continuing operations	$22.7	$17.1
Income from discontinued operations, net of tax	0.1	10.1
Net income	$22.8	$27.2
Weighted average number of shares outstanding	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.2	0.1
Total shares and dilutive securities	32.2	32.1
Diluted earnings per share from:
Continuing operations	$0.71	$0.53
Discontinued operations	—	0.32
Net income	$0.71	$0.85

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2024				As of December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.3	$12.3	$—	$—	$10.8	$10.8	$—	$—
Derivatives	14.0	—	14.0	—	25.9	—	25.9	—
Total assets	$26.3	$12.3	$14.0	$—	$36.7	$10.8	$25.9	$—
Liabilities:
Derivatives	$6.5	$—	$6.5	$—	$3.0	$—	$3.0	$—
Total liabilities	$6.5	$—	$6.5	$—	$3.0	$—	$3.0	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of March 31, 2024, $0.6 million of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Other assets in the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.7 million and $1.7 million as of March 31, 2024 and December 31, 2023, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $371.2 million as of March 31, 2024.

The carrying amounts of cash and cash equivalents, trade receivables and payables, marketable securities, as well as financial instruments included in other current assets and other current liabilities, approximate fair values because of their short-term maturities.

The carrying values of the Company's revolving credit facility recorded in long-term debt on the Condensed Consolidated Balance Sheets approximate their fair values due to their variable interest rates.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative financial instruments

All derivatives are recorded as assets or liabilities in the Condensed Consolidated Balance Sheets at their respective fair values. For derivatives designated as cash flow hedges, the unrealized gain or loss related to the derivatives is recorded in Other comprehensive income (loss) until the hedged transaction affects earnings. The Company assesses at the inception of the hedge, whether the derivative in the hedging transaction will be highly effective in offsetting changes in cash flows of the hedged item. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at March 31, 2024 of $543.7 million, as hedges and therefore does not apply hedge accounting.

The fair values of our foreign currency derivative assets are recorded within other current assets and other assets, and the fair values of foreign currency derivative liabilities are recorded within other current liabilities and other liabilities. The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Condensed Consolidated Balance Sheets:

	As of March 31, 2024		As of December 31, 2023
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$2.8	$6.5	$13.6	$3.0

A master netting arrangement allows counterparties to net settle amounts owed to each other as a result of separate offsetting derivative transactions. The Company enters into master netting arrangements with its counterparties when possible to mitigate credit risk in derivative transactions by permitting it to net settle for transactions with the same counterparty. However, the Company does not net settle with such counterparties. As a result, derivatives are presented at their gross fair values in the Condensed Consolidated Balance Sheets.

As of March 31, 2024 and December 31, 2023, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2024
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$13.6	$—	$13.6	$(2.4)	$11.2

(In millions)	As of March 31, 2024
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.5	$—	$6.5	$(2.4)	$4.1

(In millions)	As of December 31, 2023
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$25.8	$—	$25.8	$(2.3)	$23.5

(In millions)	As of December 31, 2023
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.3	$—	$2.3	$(2.3)	$—

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(In millions)		2024	2023
Foreign exchange contracts	Revenue	$(3.6)	$0.9
Foreign exchange contracts	Cost of sales	1.9	0.6
Foreign exchange contracts	Selling, general and administrative expense	(0.3)	0.2
Total		(2.0)	1.7
Remeasurement of assets and liabilities in foreign currencies		0.3	(0.7)
Net gain (loss)		$(1.7)	$1.0

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

At March 31, 2024, the fair value of these derivatives designated as cash flow hedges is recorded in the Condensed Consolidated Balance Sheets as Other assets of $11.2 million and as Accumulated other comprehensive income, net of tax, of $8.3 million. At December 31, 2023, the fair value of these derivatives designated as cash flow hedges is recorded in the Condensed Consolidated Balance Sheets as Other assets of $12.3 million and as Accumulated other comprehensive income, net of tax, of $9.2 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of March 31, 2024, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended March 31,
(In millions)	2024	2023
Fixed payment revenue	$16.1	$15.1
Variable payment revenue	9.8	12.5
Operating lease revenue	$25.9	$27.6

Sales-type lease revenue	$0.9	$—

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $21.5 million at March 31, 2024, represent guarantees of future performance. The Company has also provided approximately $6.5 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for eighty-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of March 31, 2024, the gross value of such arrangements was $2.1 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

	Three Months Ended March 31,
(In millions)	2024	2023
Balance at beginning of period	$9.9	$10.8
Expense for new warranties	2.6	3.7
Adjustments to existing accruals	(0.1)	(0.3)
Claims paid	(1.8)	(3.3)
Added through acquisition	—	0.1
Translation	(0.1)	0.1
Balance at end of period	$10.5	$11.1

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

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan include streamlining operations and enhancing our general and administrative infrastructure. The Company recognized restructuring charges of $17.9 million, net of a cumulative release of the related liability of $7.2 million, with no additional actions expected as of March 31, 2024.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 restructuring plan since the implementation of this plan:

	Cumulative Amount	During the Quarter Ended	Cumulative Amount
(In millions)	Balance as of December 31, 2023	March 31, 2024	Balance as of March 31, 2024
2022/2023 restructuring plan
Severance and related expense	$12.7	$0.7	$13.4
Other	4.1	0.4	4.5
Total restructuring charges, net	$16.8	$1.1	$17.9

Restructuring charges, net of release of related liability, is reported in Restructuring expense within the Condensed Consolidated Statements of Income. Liability balances for restructuring activities are included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The table below details the activities in 2024:

		Impact to Earnings
(In millions)	Balance as of December 31, 2023	Charged to Earnings	Releases	Cash Payments	Balance as of March 31, 2024
2022/2023 restructuring plan
Severance and related expense	$4.3	$1.4	$(0.7)	$(1.4)	$3.6
Other	3.7	0.4	—	(2.8)	1.3
Total	$8.0	$1.8	$(0.7)	$(4.2)	$4.9

The Company released $0.7 million of the liability during the three months ended March 31, 2024, which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of March 31, 2024, the operating lease right-of-use asset and the lease liability related to these agreements is $3.3 million and $3.5 million, respectively.

As of March 31, 2024, the Company had a non-controlling interest in InnospeXion ApS ("INX"), a Danish manufacturer of x-ray technology. The Company purchases equipment, aftermarket parts, and services from INX, which are included as a component of Inventories on the Condensed Consolidated Balance Sheets, Cost of products or Cost of services in the Condensed Consolidated Statements of Income. Purchases of equipment, aftermarket parts, and services from INX were not material during the three months ended March 31, 2024.

NOTE 16. SUBSEQUENT EVENTS

Proposed Merger with Marel hf.

On April 4, 2024, the Company entered into a definitive agreement ("Transaction Agreement") related to JBT’s previously announced intention to make a voluntary takeover offer (the "Offer") for all of the issued and outstanding shares of Marel hf. ("Marel"). The Transaction Agreement includes the terms of the Offer and other important governance, social, and operating items relating to the proposed business combination of JBT and Marel (the "Marel Transaction").

In the Offer, Marel shareholders may exchange each Marel Share, at their election, for (i) cash consideration in the amount of EUR 3.60, (ii) stock consideration consisting of 0.0407 newly and validly issued, fully paid and non-assessable shares of the Company's common stock ("JBT Offer Shares") or (iii) cash consideration in the amount of EUR 1.26 along with stock consideration consisting of 0.0265 newly and validly issued, fully paid and non-assessable JBT Offer Shares. Elections will be subject to a proration process, such that the Marel shareholders immediately prior to the closing of the Offer will receive an aggregate of approximately EUR 950 million in cash and approximately a 38 percent interest in the combined company. The Marel Transaction, which is planned to close in 2024, is subject to approval by shareholders of the Company and Marel, the receipt of the required regulatory approvals and the other customary closing conditions.

In connection with the Marel Transaction, on April 4, 2024, the Company entered into a Bridge Credit Agreement with certain financial institutions that committed to provide the Company with secured bridge financing in an aggregate principal amount of €1.9 billion. The Company has incurred approximately $20 million in debt financing cost in connection with the Bridge Financing Agreement and anticipates that a majority of this debt financing cost will be amortized into interest expense during the year 2024.

If drawn, loans under the Bridge Credit Agreement accrue interest at the Euro Interbank Offered Rate plus 2.25% per annum, increasing by 0.50% per annum at the end of the first 90 day period after the initial borrowing date and by an additional 0.50% per annum at the end of each 90 day period thereafter until the maturity date of the Bridge Credit Agreement. Any such drawn amounts and the amount of the undrawn and available commitments are also subject to a duration fee that accrues daily at a rate of 0.75% for the period of time from 90 days after the initial borrowing date until the 180th day after the initial borrowing date,

1.00% for the period of time from 180 days after the initial borrowing date until the 270th day after the initial borrowing date and 1.25% for the period of time from 270 days after the initial borrowing date until the maturity date of the Bridge Credit Agreement. The maturity of the Bridge Credit Agreement is 364 days after the initial borrowing of any loans thereunder. The Company may voluntarily prepay outstanding loans under the Bridge Credit Agreement, if drawn, at any time without premium or penalty.

Equity Method Investment in INX

Beginning on April 4, 2024, the Company no longer had representation on the INX's Board of Directors, and therefore determined that the Company no longer had significant influence over INX. As such, as of April 4, 2024, the Company stopped accounting for the investment in INX as an equity method investment and began to account for it under ASC Topic 321 ("ASC 321"), Investments - Equity Securities.

As INX is a privately held company with no means to obtain a readily determinable fair value of the entity, the Company elected to use the alternative under ASC 321 to measure investments that do not have readily determinable fair value and over which the Company does not have significant influence. Under ASC 321, the initial carrying value of the investment is equal to the previous carrying amount of the investment under the equity method. The carrying amount of the investment is subsequently adjusted for any impairment or adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. There were no observable price changes, impairment or other matters that would require adjustment to the INX investment as of the date of this filling.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our business and our results of operations, a potential transaction with Marel hf. ("Marel"), our strategic plans, our restructuring plans and expected cost savings from those plans and our liquidity. The factors that could cause our actual results to differ materially from expectations include, but are not limited, to the following factors:
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
•the risk that the combined company may be unable to achieve cost-cutting synergies or that it may take longer than expected to achieve those synergies;
•fluctuations in our financial results;
•unanticipated delays or accelerations in our sales cycles;
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
•the impact of climate change and environmental protection initiatives;
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
•availability of and access to financial and other resources; and
•the factors described under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K and in this and any future Quarterly Report on Form 10-Q.

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

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious resources; and giving back to the communities where we live and work. Our equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, support customer sustainability objectives, and maximize efficiency in order to create shared value for our food and beverage customers. While the majority of our impact lies within the solutions offered to our customers, our commitment to environmental responsibility extends to our own operations. We strive for our own facilities to operate efficiently and safely, much like the solutions we provide to our customers. We recognize our responsibility to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization designed to ensure more diversity in our leadership and hiring practices.

Business Conditions and Outlook

During the first quarter, we experienced typical seasonal declines in revenue and earnings from fourth quarter of 2023. Demand was healthy for ready meals, convenience foods, and fruit and vegetables applications with select softness in North America, including timing of warehouse automation orders and continuation of the slower investment profile in the poultry market. Looking ahead, we continue to expect to deliver top line growth in 2024 driven by our organic growth initiatives and an expected improvement in North American poultry investments Our margins are expected to increase during 2024 as we realize benefits from our strategic sourcing initiatives, restructuring program savings, and continuous improvement efforts.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Three Months Ended March 31,		Favorable / (Unfavorable)
(In millions, except %)	2024	2023	Change	%
Total revenue	$392.3	$388.5	$3.8	1.0%
Cost of sales	252.0	255.6	3.6	1.4%
Gross profit	140.3	132.9	7.4	5.6%
Gross profit %	35.8%	34.2%	160 bps
Selling, general and administrative expense	110.1	103.7	(6.4)	(6.2)%
Restructuring expense	1.1	0.8	(0.3)	(37.5)%
Operating income	29.1	28.4	0.7	2.5%
Pension expense, other than service cost	1.0	0.2	(0.8)	(400.0)%
Interest income	5.7	1.0	4.7	470.0%
Interest expense	2.9	7.5	4.6	61.3%
Income from continuing operations before income taxes	30.9	21.7	9.2	42.4%
Income tax provision	8.1	4.6	(3.5)	(76.1)%
Equity in net earnings of unconsolidated affiliate	(0.1)	—	(0.1)	100.0%
Income from continuing operations	22.7	17.1	5.6	32.7%
Income from discontinued operations, net of taxes	0.1	10.1	(10.0)	(99.0)%
Net income	$22.8	$27.2	$(4.4)	(16.2)%

Adjusted EBITDA from continuing operations (1)	$57.4	$54.4	$3.0	5.5%
Adjusted EBITDA % from continuing operations (1)	14.6%	14.0%	60 bps
(1) The key measures reviewed by the chief operating decision maker ("CODM") to evaluate our performance are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA % from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the three months ended March 31, 2024 increased $3.8 million or 1.0% compared to the same period in 2023. Organic revenue grew $3.9 million in the period compared to the prior year. Growth from organic revenue was the result of higher pricing as well as an increase in volume for non-recurring revenue, partially offset by a decrease in volume for recurring revenue. Foreign currency translation had an immaterial impact on revenue.

Gross profit and Gross profit margin

Gross profit margin increased 160 bps to 35.8% compared to 34.2% in the same period last year. This increase was driven primarily by higher volume and pricing as well as savings from our restructuring plan and sourcing initiatives. This was partially offset by a stronger mix of non-recurring revenue compared to prior year, which tends to have lower margins than recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $6.4 million compared to the same period in the prior year. Selling, general and administrative expense as a percentage of revenue increased 140 bps to 28.1% compared to 26.7% in the same period last year. This increase is the result of an increase in M&A related costs and incentive compensation expense accruals. This was partially offset by savings from our restructuring program as well as a decrease in expenses related to the OmniBluTM platform year-over-year.

Interest income

Interest income increased $4.7 million compared to the same period in 2023. This increase was due to higher interest income on cash on hand from the sale proceeds of AeroTech.

Interest expense

Interest expense decreased $4.6 million compared to same period last year. This decrease was due to the Company having a lower average debt balance in the first quarter of 2024 compared to the same period in 2023.

Income tax provision

The Company's tax rate from continuing operations was 26.2% for the three months ended March 31, 2024 compared to 21.2% in the same period in 2023. The tax rate for the three months ended March 31, 2024 was unfavorably impacted by discrete items totaling $1.0 million, primarily driven by expenses related to stock compensation and a valuation allowance increase. There were no significant discrete items recorded for the three months ended March 31, 2023.

The Organization for Economic Co-operation and Development has established a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025, depending on the jurisdictions in which the Company operates. The Company does not expect Pillar Two to have a material impact on the Company's effective tax rate, consolidated results of operation, financial position, or cash flows for the year ending December 31, 2024.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the three months ended March 31, 2024 increased to $22.7 million compared to $17.1 million for the same period in 2023, representing an increase of $5.6 million. Adjusted EBITDA was $57.4 million for the three months ended March 31, 2024 compared to $54.4 million during the same period in 2023, representing an increase of $3.0 million. The increase in Adjusted EBITDA was primarily driven by a higher gross profit partially offset by a higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition, and integration costs.

Income from discontinued operations

For the three months ended March 31, 2024 and 2023, we recognized income from discontinued operations, net of income taxes, of $0.1 million and $10.1 million, respectively. Discontinued operations consists of the results of operations of the AeroTech business, the sale of which was completed during the third quarter of 2023.

Reconciliation of Non-GAAP Measures

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

•Free cash flow: We define free cash flow as cash provided by continuing operating activities, less capital expenditures, plus proceeds from sale of fixed assets and pension contributions. For free cash flow purposes we consider contributions to pension plans to be more comparable to the payment of debt, and therefore exclude these contributions from the calculation of free cash flow.

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

The tables below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The following table presents a reconciliation of the Company's reported Income from continuing operations to Adjusted EBITDA.

	Three Months Ended March 31,
(In millions)	2024	2023
Income from continuing operations	$22.7	$17.1
Income tax provision	8.1	4.6
Interest (income) expense, net	(2.8)	6.5
Depreciation and amortization	22.1	22.7
EBITDA from continuing operations	50.1	50.9

Restructuring related costs (1)	1.1	0.8
Pension expense, other than service cost (2)	1.0	0.2
M&A related costs (3)	5.2	2.5
Adjusted EBITDA from continuing operations	$57.4	$54.4
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

	Three Months Ended March 31,
(In millions, except per share data)	2024	2023
Income from continuing operations	$22.7	$17.1

Non-GAAP adjustments
Restructuring related costs	1.1	0.8
M&A related cost	5.2	2.5
Impact on tax provision from Non-GAAP adjustments(1)	(1.6)	(0.9)
Adjusted income from continuing operations	$27.4	$19.5

Income from continuing operations	$22.7	$17.1
Total shares and dilutive securities	32.2	32.1
Diluted earnings per share from continuing operations	$0.71	$0.53

Adjusted income from continuing operations	$27.4	$19.5
Total shares and dilutive securities	32.2	32.1
Adjusted diluted earnings per share from continuing operations	$0.85	$0.61
(1) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the quarters ended March 31, 2024 and 2023, respectively.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(in millions)	2024	2023
Cash provided by continuing operating activities	$10.4	$11.4
Less: capital expenditures	10.5	16.3
Plus: proceeds from sale of fixed assets	0.5	0.1
Plus: pension contributions	0.3	0.3
Free cash flow (FCF)	$0.7	$(4.5)

Restructuring

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan include streamlining operations and enhancing our general and administrative infrastructure. The Company recognized restructuring charges of $17.9 million, net of a cumulative release of the related liability of $7.2 million, with no addition actions expected as of March 31, 2024.

The following table details the cumulative amount of annualized savings and incremental savings for the 2022/2023 restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2023	During the quarter ended March 31, 2024	As of March 31, 2024
Cost of sales	$4.9	$1.7	$6.6
Selling, general and administrative	6.2	1.5	7.7
Total restructuring savings	$11.1	$3.2	$14.3
Cumulative savings for the 2022/2023 restructuring plan is in the range of $18.0 million to $20.0 million. Savings expected to be realized during the remainder of 2024 are in the range of $4.0 million to $5.0 million.

For additional financial information about restructuring, refer to Note 14. Restructuring of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, borrowings from our revolving credit facility, and proceeds from the sale of the AeroTech business on August 1, 2023.

For the three months ended March 31, 2024, we had operating cash flows from continuing operations of $10.4 million. For full year 2024, we expect to generate positive cash flows. Our liquidity as of March 31, 2024, or cash plus borrowing ability under our revolving credit facilities, was $1.2 billion.

The cash flows generated by our continuing operations and borrowings are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, and other financing arrangements.

We expect to use our cash for the Marel Transaction and any related transaction and debt financing costs as well as our other stated capital allocation priorities. The Bridge Credit Agreement entered into in connection with the Marel Transaction is expected to result in approximately $7.5 million adverse impact to our cash from financing activities in 2024. In addition, we currently anticipate pre-close transaction costs related to the Marel Transaction in the range of $30 million to $35 million to adversely impact our cash from continuing operations in 2024. We expect to incur additional financing and transaction costs in the event the Marel Transaction closes.

Based on our current capital allocation objectives, during 2024, we anticipate capital expenditures to be between $45 million and $55 million. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.

As of March 31, 2024, we had $479.0 million of cash and cash equivalents, $38.3 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and required taxpayers to amortize such expenditures in the U.S. over five years. As a result, we expect an adverse impact of approximately $10 million to our cash from continuing operations in 2024.
Cash Flows

Cash flows for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Cash provided by continuing operating activities	$10.4	$11.4
Cash required by continuing investing activities	(7.2)	(17.3)
Cash required by continuing financing activities	(6.1)	(30.0)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.2)	(0.1)
Net decrease in cash from continuing operations	$(4.1)	$(36.0)

Cash provided by continuing operating activities during the three months ended March 31, 2024 was $10.4 million, representing a $1.0 million decrease compared to the same period in 2023. This decrease was driven primarily by lower customer collections of advanced payments and trade receivables, partially offset by lower accounts payable payments.

Cash required by investing activities during the three months ended March 31, 2024 was $7.2 million, a decrease of $10.1 million compared to the same period in 2023. The decrease is primarily driven by lower spending on capital expenditures for our OmniBluTM platform development as we completed the initial development and deployment in 2023.

Cash required by financing activities was $6.1 million during the three months ended March 31, 2024, representing a decrease in cash outflows of $23.9 million compared to same period in 2023. This decrease in cash outflows year over year was primarily driven by lower debt repayments for our revolving credit facility, partially offset by a higher payment of taxes withheld on stock-based compensation awards in the current period compared to the same period in 2023.

Financing Arrangements

As of March 31, 2024, we had $250.0 million drawn on and $1.0 billion of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of March 31, 2024, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future.

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

For additional information about our convertible secured notes, convertible note hedge and warrant transactions, refer to Note 6. Debt of the Notes to the Condensed Consolidated Financial Statements.

In connection with the Marel Transaction, on April 4, 2024, the Company entered into a Bridge Credit Agreement with certain financial institutions that committed to provide the Company with secured bridge financing in an aggregate principal amount of €1.9 billion. Our ability to use this bridge financing is subject to the closing of the Marel Transaction. The maturity of the Bridge Credit Agreement is 364 days after the initial borrowing the loans thereunder.

As of March 31, 2024, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income.

As a result, as of March 31, 2024 all of our total outstanding debt of $652.5 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and all of the revolving credit facility subject to an average fixed rate of 0.76% in addition to the premium charged for the credit spread on our revolving credit facility.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2024. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. We have concluded that, as of March 31, 2024, our disclosure controls and procedures were:

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

There were no changes in controls that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing material legal proceedings during the three months ended March 31, 2024.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, and as a result of the previously announced signing of the Transaction Agreement defined below, you should carefully consider the updated risk factors included below and those previously discussed in Item 1A. "Risk Factors" in JBT's Annual Report on Form 10-K for the year ended December 31, 2023.

RISKS RELATED TO THE PROPOSED MAREL TRANSACTION

The Proposed Marel Transaction (as defined below) with Marel hf. (“Marel”) is subject to significant risks and uncertainties and may not be consummated on the expected terms, if at all.

We have entered into a Transaction Agreement (the “Transaction Agreement”) with Marel, pursuant to which the Company and Marel have agreed to the terms and conditions of the voluntary public takeover offer to be made by the Company for all of the issued and outstanding shares of Marel (the “Proposed Marel Transaction”). Launch of the offer is subject to, among other things, the approval of an offer document and prospectus by the Icelandic Financial Supervisory Authority of the Central Bank of Iceland. In addition, consummation of the Proposed Marel Transaction is subject to the satisfaction or waiver of various conditions, including valid acceptance of the offer from Marel shareholders representing at least 90% of the issued and outstanding share capital and voting rights of Marel, receipt of required regulatory approvals, receipt of required approval from our shareholders for the issuance of shares of our common stock in the Proposed Marel Transaction and other negotiated closing conditions. As a result, there can be no assurance that the Proposed Marel Transaction will be consummated on the expected terms, on the anticipated schedule, or at all. Any delay in consummation of the Proposed Marel Transaction could result in increased transaction costs and professional fees. If we fail to consummate the Proposed Marel Transaction, we may, under certain circumstances, be required to pay Marel a termination fee or reimburse Marel for certain costs and expenses incurred by Marel in connection with the Marel Transaction, in each case pursuant to the terms of the Transaction Agreement.

If consummated, the success of the Proposed Marel Transaction will depend, in significant part, on the successful integration of the two companies and our ability to grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination. Difficulties in integrating our and Marel’s business practices and operations may result in the combined company performing differently than expected, operational challenges or the delay or failure to realize anticipated benefits and synergies, and could have an adverse effect on our business, financial condition, results of operations, and cash flows.

The issuance of shares of our common stock in connection with the Proposed Marel Transaction will dilute the ownership interests of our existing shareholders. In addition, the combined company’s indebtedness is expected to be substantially greater than our current indebtedness.

We will provide Marel shareholders with a mix of cash and shares of our common stock as consideration for the Proposed Marel Transaction. Any issuance of shares of our common stock to Marel shareholders will dilute the ownership and voting interests of our existing shareholders. In addition, we will incur significant indebtedness, through various financing arrangements, to fund the cash portion of the consideration for the Proposed Marel Transaction. The combined company’s indebtedness will be substantially greater than our current indebtedness and greater than our and Marel’s combined indebtedness prior to the Proposed Marel Transaction. Our substantially increased indebtedness may have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, lowering our credit ratings, increasing our borrowing costs and/or requiring us to reduce or delay investments, strategic acquisitions and capital expenditures, or to seek additional capital to refinance our indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended March 31, 2024 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1, 2024 through January 31, 2024	—	$—	—	$17.2
February 1, 2024 through February 29, 2024	—	—	—	17.2
March 1, 2024 through March 31, 2024	—	—	—	17.2
	—	$—	—	$17.2

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Date: May 2, 2024