Form 10-Q
period 2024-06-30
John Bean Technologies CORP
filed 2024-07-31
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2024
Common Stock, par value $0.01 per share	31,840,595

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue:
Product revenue	$362.7	$387.3	$718.1	$733.8
Service revenue	39.6	40.4	76.5	82.4
Total revenue	402.3	427.7	794.6	816.2
Operating expenses:
Cost of products	238.7	256.1	469.2	487.0
Cost of services	20.4	24.4	41.9	49.1
Selling, general and administrative expense	116.2	100.4	226.3	204.1
Restructuring expense	0.2	2.5	1.3	3.3
Operating income	26.8	44.3	55.9	72.7
Pension expense, other than service cost	1.0	0.2	2.0	0.4
Interest income	5.7	1.1	11.4	2.1
Interest expense	4.1	8.2	7.0	15.7
Income from continuing operations before income taxes	27.4	37.0	58.3	58.7
Income tax (benefit) provision	(3.3)	8.6	4.8	13.2
Equity in net earnings of unconsolidated affiliate	—	—	(0.1)	—
Income from continuing operations	30.7	28.4	53.4	45.5
Income from discontinued operations, net of taxes	—	4.3	0.1	14.4
Net income	$30.7	$32.7	$53.5	$59.9

Basic earnings per share from:
Continuing operations	$0.96	$0.89	$1.67	$1.42
Discontinued operations	—	0.13	—	0.45
Net income	$0.96	$1.02	$1.67	$1.87
Diluted earnings per share from:
Continuing operations	$0.95	$0.89	$1.66	$1.42
Discontinued operations	—	0.13	—	0.45
Net income	$0.95	$1.02	$1.66	$1.87

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Net income	$30.7	$32.7	$53.5	$59.9
Other comprehensive income, net of taxes
Foreign currency translation adjustments	(2.7)	(1.7)	(21.0)	4.0
Pension and other postretirement benefits adjustments	1.0	1.0	1.6	1.9
Derivatives designated as hedges	(1.7)	0.9	(2.6)	(1.3)
Other comprehensive income	(3.4)	0.2	(22.0)	4.6
Comprehensive income	$27.3	$32.9	$31.5	$64.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	June 30, 2024	December 31, 2023
Assets:
Current Assets:
Cash and cash equivalents	$474.3	$483.3
Trade receivables, net of allowances	228.4	214.4
Contract assets	83.1	74.5
Inventories	258.7	238.9
Other current assets	80.9	89.1
Total current assets	1,125.4	1,100.2
Property, plant and equipment, net of accumulated depreciation of $317.9 and $316.7 respectively	242.0	248.0
Goodwill	774.3	779.5
Intangible assets, net	364.7	388.9
Other assets	183.7	193.8
Total Assets	$2,690.1	$2,710.4

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$135.6	$134.6
Advance and progress payments	150.1	172.0
Accrued payroll	41.0	59.7
Other current liabilities	116.2	118.1
Total current liabilities	442.9	484.4
Long-term debt	647.6	646.4
Accrued pension and other postretirement benefits, less current portion	22.0	24.6
Other liabilities	58.8	66.1
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2024 or 2023	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2024: 31,861,680 issued, and 31,839,909 outstanding; December 31, 2023: 31,861,680 issued, and 31,789,698 outstanding	0.3	0.3
Common stock held in treasury, at cost June 30, 2024: 21,771 shares; December 31, 2023: 71,982 shares	(2.2)	(7.1)
Additional paid-in capital	227.9	227.9
Retained earnings	1,510.6	1,463.6
Accumulated other comprehensive loss	(217.8)	(195.8)
Total stockholders' equity	1,518.8	1,488.9
Total Liabilities and Stockholders' Equity	$2,690.1	$2,710.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2024	2023
Cash flows from continuing operating activities:
Net income	$53.5	$59.9
Income from discontinued operations, net of taxes	0.1	14.4
Income from continuing operations	53.4	45.5
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	44.3	46.2
Stock-based compensation	7.8	4.6
Other	5.8	4.8
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(29.8)	(15.5)
Inventories	(22.6)	0.1
Accounts payable, trade and other	2.7	(29.0)
Advance and progress payments	(16.8)	20.8
Accrued pension and other postretirement benefits, net	(1.6)	(1.5)
Other assets and liabilities, net	(11.2)	(13.4)
Cash provided by continuing operating activities	32.0	62.6
Cash flows from continuing investing activities:
Proceeds from sale of AeroTech, net	(2.6)	—
Acquisitions, net of cash acquired	—	(0.1)
Capital expenditures	(21.0)	(35.3)
Proceeds from disposal of assets	0.9	0.5
Cash required by continuing investing activities	(22.7)	(34.9)
Cash flows from continuing financing activities:
Net proceeds on short-term debt	—	0.2
Net payments for domestic credit facilities	—	(33.0)
Payment of debt issuance costs for Bridge Credit Agreement	(7.1)	—
Settlement of taxes withheld on stock-based compensation awards	(2.9)	(1.6)
Dividends	(6.4)	(6.4)
Cash required by continuing financing activities	(16.4)	(40.8)
Net decrease in cash from continuing operations	(7.1)	(13.1)

Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations, net	(0.1)	(11.7)
Cash required by investing activities of discontinued operations, net	—	(3.0)
Net cash (required) provided by discontinued operations	(0.1)	(14.7)

Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	(0.6)
Net decrease in cash and cash equivalents	(9.0)	(28.4)

Cash and cash equivalents from continuing operations, beginning of period	483.3	71.7
Add: Cash and cash equivalents from discontinued operations, beginning of period	—	1.4
Add: Net decrease in cash and cash equivalents	(9.0)	(28.4)
Less: Cash and cash equivalents from discontinued operations, end of period	—	(1.9)
Cash and cash equivalents from continuing operations, end of period	$474.3	$42.8

Supplemental cash flow information for continuing operations:
Non-cash investing in capital expenditures, accrued but not paid	$0.9	$2.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2024	$0.3	$(3.2)	$225.3	$1,483.1	$(214.4)	$1,491.1
Net income	—	—	—	30.7	—	30.7
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments	—	—	—	—	(2.7)	(2.7)
Derivatives designated as hedges, net of income taxes of $0.6	—	—	—	—	(1.7)	(1.7)
Pension and other postretirement liability adjustments, net of income taxes of $(0.3)	—	—	—	—	1.0	1.0
Stock-based compensation expense	—	—	3.6	—	—	3.6
Balance at June 30, 2024	$0.3	$(2.2)	$227.9	$1,510.6	$(217.8)	$1,518.8

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2023	$0.3	$(7.1)	$227.9	$1,463.6	$(195.8)	$1,488.9
Net income	—	—	—	53.5	—	53.5
Issuance of treasury stock	—	4.9	(4.9)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.5)	—	(6.5)
Foreign currency translation adjustments	—	—	—	—	(21.0)	(21.0)
Derivatives designated as hedges, net of income taxes of $0.9	—	—	—	—	(2.6)	(2.6)
Pension and other postretirement liability adjustments, net of income taxes of $(0.7)	—	—	—	—	1.6	1.6
Stock-based compensation expense	—	—	7.8	—	—	7.8
Taxes withheld on issuance of stock-based awards	—	—	(2.9)	—	—	(2.9)
Balance at June 30, 2024	$0.3	$(2.2)	$227.9	$1,510.6	$(217.8)	$1,518.8

	Three Months Ended June 30, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2023	$0.3	$(3.7)	$220.6	$918.0	$(199.9)	$935.3
Net income	—	—	—	32.7	—	32.7
Issuance of treasury stock	—	1.5	(1.5)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments, net of income taxes of $0.2	—	—	—	—	(1.7)	(1.7)
Derivatives designated as hedges, net of income taxes of $(0.4)	—	—	—	—	0.9	0.9
Pension and other postretirement liability adjustments, net of income taxes of $(0.3)	—	—	—	—	1.0	1.0
Stock-based compensation expense	—	—	2.7	—	—	2.7
Taxes withheld on issuance of stock-based awards	—	—	(0.5)	—	—	(0.5)
Balance at June 30, 2023	$0.3	$(2.2)	$221.3	$947.5	$(199.7)	$967.2

	Six Months Ended June 30, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2022	$0.3	$(5.3)	$220.7	$894.0	$(204.3)	$905.4
Net income	—	—	—	59.9	—	59.9
Issuance of treasury stock	—	3.1	(3.1)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.4)	—	(6.4)
Foreign currency translation adjustments, net of income taxes of $0.6	—	—	—	—	4.0	4.0
Derivatives designated as hedges, net of income taxes of $0.4	—	—	—	—	(1.3)	(1.3)
Pension and other postretirement liability adjustments, net of income taxes of $(0.6)	—	—	—	—	1.9	1.9
Stock-based compensation expense	—	—	5.3	—	—	5.3
Taxes withheld on issuance of stock-based awards	—	—	(1.6)	—	—	(1.6)
Balance at June 30, 2023	$0.3	$(2.2)	$221.3	$947.5	$(199.7)	$967.2

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

Proposed Merger with Marel hf.

On April 4, 2024, the Company entered into a definitive agreement (the "Transaction Agreement") related to JBT’s previously announced intention to make a voluntary takeover offer (the "Offer") for all of the issued and outstanding shares of Marel hf. ("Marel"). The Transaction Agreement includes the terms of the Offer and other important governance, social, and operating items relating to the proposed business combination of JBT and Marel (the "Marel Transaction"). On June 24, 2024, the Offer was launched, providing Marel shareholders until September 2, 2024 to tender their shares, unless such offer period is extended in accordance with the terms of the Transaction Agreement and applicable laws. On August 8, 2024, JBT will hold a special meeting of its stockholders to, among other things, vote on a proposal to approve the issuance of newly and validly issued, fully paid and non-assessable shares of the Company’s common stock (the “JBT Offer Shares”) to Marel shareholders in connection with the Marel Transaction.

In the Offer, Marel shareholders may exchange each Marel Share, at their election, for (i) cash consideration in the amount of EUR 3.60, (ii) stock consideration consisting of 0.0407 newly and validly issued, fully paid and non-assessable JBT Offer Shares or (iii) cash consideration in the amount of EUR 1.26 along with stock consideration consisting of 0.0265 newly and validly issued, fully paid and non-assessable JBT Offer Shares. Elections will be subject to a proration process, such that the Marel shareholders immediately prior to the closing of the Offer will receive an aggregate of approximately EUR 950 million in cash and approximately a 38 percent interest in the combined company. The Marel Transaction, which is expected to close by the end of 2024, is subject to the receipt of the required regulatory approvals and the other customary closing conditions.

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

Change in Accounting Principle
During the fourth quarter of 2023, the Company changed its methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. The effects of the change in accounting principle have been retrospectively applied to all periods presented. This change has no impact on our results of operations for the three and six months ended June 30, 2024. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information related to the change in accounting principle.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which amends Topic 740, Income Taxes ("ASU 2023-09"). ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for the Company as of January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the effect of adopting ASU 2023-09 on its disclosures.

NOTE 2. DISCONTINUED OPERATIONS

As disclosed in Note 1, on August 1, 2023, the Company completed the sale of AeroTech to the Purchaser in exchange for cash consideration of $808.2 million (the "Transaction") and recognized a gain on the Transaction of $443.7 million, net of $131.4 million of income taxes.

In connection with the Transaction, the Company and the Purchaser entered into a Transition Services Agreement (the "TSA") for the provision of information technology related services for 12 months and of other services for up to 6 months to support the transition of the AeroTech business, subject to the terms and conditions set forth therein. In addition, the TSA provided the Purchaser options to extend the term for information technology related services for up to another 6 months. Services under the TSA are expected to be completed and the TSA effectively concluded in the third quarter of 2024. TSA income is recognized as services are performed, and the income earned is recorded in Selling, general and administrative expense within the Condensed Consolidated Statements of Income to offset the costs incurred to support the TSA. During the six months ended June 30, 2024, the Company's cash inflows from the Purchaser related to the TSA was $3.9 million.

Summarized Discontinued Operations Financial Information

The following table summarizes the results of operations classified as discontinued operations, net of taxes, in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023.

(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$164.3	$305.3
Operating expenses:
Cost of sales	135.1	248.4
Selling, general and administrative expense	19.9	33.8
Operating income	9.3	23.1
Interest expense	0.8	1.6
Income from discontinued operations before income taxes	8.5	21.5
Income tax provision	4.2	7.1
Income from discontinued operations, net of taxes	$4.3	$14.4

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company's debt that was not directly attributed to the AeroTech business. Interest expense was allocated based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of December 31, 2023	$779.5
Currency translation	(5.2)
Balance as of June 30, 2024	$774.3

Intangible assets consisted of the following:

	June 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$423.0	$158.8	$424.6	$148.0
Patents and acquired technology	171.4	116.1	173.3	109.1
Trademarks	53.7	18.9	54.3	16.7
Non-amortizing intangible assets	10.4	—	10.5	—
Other	8.8	8.8	8.8	8.8
Total intangible assets	$667.3	$302.6	$671.5	$282.6

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2024	December 31, 2023
Raw materials	$27.4	$28.7
Work in process	59.9	48.1
Finished goods	191.7	181.8
Gross inventories before valuation adjustments	279.0	258.6
Valuation adjustments	(20.3)	(19.7)
Net inventories	$258.7	$238.9

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	3.1	3.3	6.2	6.5
Expected return on plan assets	(3.4)	(4.3)	(6.9)	(8.6)
Amortization of net actuarial losses	1.3	1.2	2.7	2.5
Net periodic cost	$1.3	$0.5	$2.6	$1.0

During the six months ended June 30, 2024, the Company made contributions of $1.6 million to its pension plans. The Company expects to contribute $3.5 million in 2024 primarily to the non-U.S. pension plans.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	June 30, 2024	December 31, 2023
Revolving credit facility (1)	December 14, 2026	$250.0	$250.0
Less: unamortized debt issuance costs		(0.6)	(0.8)
Revolving credit facility, net		$249.4	$249.2

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(4.2)	(5.3)
Convertible senior notes, net		$398.3	$397.2

Long-term debt, net		$647.7	$646.4
(1) Weighted-average interest rate at June 30, 2024 was 6.50%.
(2) Effective interest rate for the Notes (as defined below) for the quarter ended June 30, 2024 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Contractual interest expense	$0.2	$0.2	$0.5	$0.5
Interest cost related to amortization of issuance costs	0.5	0.5	1.1	1.1
Total interest expense	$0.7	$0.7	$1.6	$1.6

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Condensed Consolidated Balance Sheet as of June 30, 2024.

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

Bridge Credit Agreement

In connection with the Marel Transaction, on April 4, 2024, the Company entered into a bridge credit agreement with certain financial institutions (the "Bridge Credit Agreement") that committed to provide the Company with secured bridge financing in an aggregate principal amount of €1.9 billion. During the three months ended June 30, 2024, the Company recognized $1.2 million of financing cost associated with the Bridge Credit Agreement, primarily in Interest expense in the Condensed Consolidated Statements of Income.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended June 30, 2024 and 2023 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
Beginning balance, March 31, 2024	$(132.1)	$8.3	$(90.6)	$(214.4)
Other comprehensive income (loss) before reclassification	—	0.4	(2.7)	(2.3)
Amounts reclassified from accumulated other comprehensive income	1.0	(2.1)	—	(1.1)
Ending balance, June 30, 2024	$(131.1)	$6.6	$(93.3)	$(217.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2024 were $1.3 million of charges to pension expense, other than service cost, net of $0.3 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $2.9 million of benefit in interest expense, net of $0.8 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended June 30, 2023 were $1.2 million of charges to pension expense, other than service cost, net of $0.3 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $2.6 million of benefit in interest expense, net of $0.7 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2023 were $0.7 million of benefit in interest expense, net of $0.2 million income tax provision.

Changes in the AOCI balances for the six months ended June 30, 2024 and 2023 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
Beginning balance, December 31, 2023	$(132.7)	$9.2	$(72.3)	$(195.8)
Other comprehensive income before reclassification	(0.4)	1.7	(21.0)	(19.7)
Amounts reclassified from accumulated other comprehensive income	2.0	(4.3)	—	(2.3)
Ending balance, June 30, 2024	$(131.1)	$6.6	$(93.3)	$(217.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2024 were $2.7 million of charges to pension expense, other than service cost, net of $0.7 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $5.8 million of benefit in interest expense, net of $1.5 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2023 were $2.5 million of charges to pension expense, other than service cost, net of $0.6 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $5.0 million of benefit in interest expense, net of $1.3 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the six months ended June 30, 2023 were $1.4 million of benefit in interest expense, net of $0.4 million income tax provision.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $697.2 million in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of June 30, 2024. The Company expects to complete these obligations and recognize 69% as revenue in 2024, 28% as revenue in 2025, and the remainder after 2025.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Type of Good or Service
Recurring (1)	$197.8	$217.1	$400.6	$436.4
Non-recurring (1)	204.5	210.6	394.0	379.8
Total	402.3	427.7	794.6	816.2

Geographical Region (2)
North America	226.5	258.1	469.8	498.7
Europe, Middle East and Africa	116.4	103.2	209.4	198.4
Asia Pacific	37.5	41.2	70.4	71.0
Latin America	21.9	25.2	45.0	48.1
Total	402.3	427.7	794.6	816.2

Timing of Recognition
Point in Time	195.8	216.9	389.4	418.8
Over Time	206.5	210.8	405.2	397.4
Total	402.3	427.7	794.6	816.2
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	June 30, 2024	December 31, 2023
Contract Assets	$83.1	$74.5
Contract Liabilities	139.2	156.5

	June 30, 2023	December 31, 2022
Contract Assets	66.3	65.1
Contract Liabilities	182.8	161.2

The revenue recognized during the six months ended June 30, 2024 and 2023 that was included in contract liabilities at the beginning of the period amounted to $114.6 million and $112.0 million, respectively. The remainder of the change from December 31, 2023 and December 31, 2022 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Basic earnings per share:
Income from continuing operations	$30.7	$28.4	$53.4	$45.5
Income from discontinued operations, net of tax	—	4.3	0.1	14.4
Net income	$30.7	$32.7	$53.5	$59.9
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Basic earnings per share from:
Continuing operations	$0.96	$0.89	$1.67	$1.42
Discontinued operations	—	0.13	—	0.45
Net income	$0.96	$1.02	$1.67	$1.87
Diluted earnings per share:
Income from continuing operations	$30.7	$28.4	$53.4	$45.5
Income from discontinued operations, net of tax	—	4.3	0.1	14.4
Net income	$30.7	$32.7	$53.5	$59.9
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.2	0.1	0.2	0.1
Total shares and dilutive securities	32.2	32.1	32.2	32.1
Diluted earnings per share from:
Continuing operations	$0.95	$0.89	$1.66	$1.42
Discontinued operations	—	0.13	—	0.45
Net income	$0.95	$1.02	$1.66	$1.87

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2024				As of December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.5	$12.5	$—	$—	$10.8	$10.8	$—	$—
Derivatives	14.8	—	14.8	—	25.9	—	25.9	—
Total assets	$27.3	$12.5	$14.8	$—	$36.7	$10.8	$25.9	$—
Liabilities:
Derivatives	$4.7	$—	$4.7	$—	$3.0	$—	$3.0	$—
Total liabilities	$4.7	$—	$4.7	$—	$3.0	$—	$3.0	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of June 30, 2024, $1.0 million of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Other assets in the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.9 million and $1.7 million as of June 30, 2024 and December 31, 2023, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $366.7 million as of June 30, 2024.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at June 30, 2024 of $551.9 million, as hedges and therefore does not apply hedge accounting.

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

	As of June 30, 2024		As of December 31, 2023
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$5.9	$4.7	$13.6	$3.0

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

As of June 30, 2024 and December 31, 2023, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2024
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$14.6	$—	$14.6	$(3.4)	$11.2

(In millions)	As of June 30, 2024
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4.5	$—	$4.5	$(3.4)	$1.1

(In millions)	As of December 31, 2023
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$25.8	$—	$25.8	$(2.3)	$23.5

(In millions)	As of December 31, 2023
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.3	$—	$2.3	$(2.3)	$—

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2024	2023	2024	2023
Foreign exchange contracts	Revenue	$(0.8)	$(2.8)	$(4.4)	$(1.9)
Foreign exchange contracts	Cost of sales	0.3	0.9	2.2	1.4
Foreign exchange contracts	Selling, general and administrative expense	(0.7)	—	(1.0)	0.2
Total		(1.2)	(1.9)	(3.2)	(0.3)
Remeasurement of assets and liabilities in foreign currencies		0.8	0.5	1.1	(0.3)
Net gain (loss)		$(0.4)	$(1.4)	$(2.1)	$(0.6)

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

At June 30, 2024, the fair value of these derivatives designated as cash flow hedges is recorded in the Condensed Consolidated Balance Sheets as Other current assets of $8.9 million and as Accumulated other comprehensive income, net of tax, of $6.6 million. At December 31, 2023, the fair value of these derivatives designated as cash flow hedges is recorded in the Condensed Consolidated Balance Sheets as Other assets of $12.3 million and as Accumulated other comprehensive income, net of tax, of $9.2 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2024, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Fixed payment revenue	$17.1	$16.5	$33.2	$31.6
Variable payment revenue	7.7	9.3	17.5	21.8
Operating lease revenue	$24.8	$25.8	$50.7	$53.4

Sales-type lease revenue	$0.7	$2.0	$1.6	$2.0

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $25.6 million at June 30, 2024, represent guarantees of future performance. The Company has also provided approximately $8.3 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for eighty-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of June 30, 2024, the gross value of such arrangements was $2.0 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Balance at beginning of period	$10.5	$11.1	$9.9	$10.8
Expense for new warranties	1.9	3.1	4.5	7.7
Adjustments to existing accruals	(0.1)	0.1	(0.2)	(0.2)
Claims paid	(1.6)	(5.0)	(3.4)	(9.2)
Added through acquisition	—	—	—	0.1
Translation	(0.1)	—	(0.2)	0.1
Balance at end of period	$10.6	$9.3	$10.6	$9.3

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

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan included streamlining operations and enhancing our general and administrative infrastructure. The Company recognized restructuring charges of $18.1 million, net of a cumulative release of the related liability of $7.2 million. The 2022/2023 restructuring plan was completed as of March 31, 2024.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 restructuring plan since the implementation of this plan:

	Cumulative Amount	During the Quarter Ended		Cumulative Amount
(In millions)	Balance as of December 31, 2023	March 31, 2024	June 30, 2024	Balance as of June 30, 2024
2022/2023 restructuring plan
Severance and related expense	$12.7	$0.7	$0.1	$13.5
Other	4.1	0.4	0.1	4.6
Total restructuring charges, net	$16.8	$1.1	$0.2	$18.1

Restructuring charges, net of release of related liability, are reported in Restructuring expense within the Condensed Consolidated Statements of Income. Liability balances for restructuring activities are included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The table below details the activities in 2024:

		Impact to Earnings
(In millions)	Balance as of December 31, 2023	Charged to Earnings	Releases	Cash Payments	Balance as of June 30, 2024
2022/2023 restructuring plan
Severance and related expense	$4.3	$1.5	$(0.7)	$(2.8)	$2.3
Other	3.7	0.5	—	(4.2)	—
Total	$8.0	$2.0	$(0.7)	$(7.0)	$2.3

The Company released $0.7 million of the liability during the six months ended June 30, 2024, which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of June 30, 2024, the operating lease right-of-use asset and the lease liability related to these agreements is $3.1 million and $3.3 million, respectively.

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
•the expected timing and likelihood of completion of the proposed transaction with Marel, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the Offer that could reduce anticipated benefits or cause the parties to abandon the transaction;
•the possibility that our stockholders may not approve the issuance of new shares of common stock in the Offer;
•the risk that Marel and/or JBT may not be able to satisfy the conditions to the Offer in a timely manner or at all;
•the risk that the Offer and its announcement could have an adverse effect on the ability of JBT and Marel to retain customers and retain and hire key personnel and maintain relationships with their suppliers and customers, and on their operating results and businesses generally;
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
•inflationary pressures, including increases in energy, raw material, freight and labor costs;
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

Our Elevate 2.0 strategy capitalizes on favorable trends, as well as our leadership position in the food and beverage processing industry. This strategy is based on a four-pronged approach to deliver continued growth and margin expansion.

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

Business Conditions and Outlook

Our orders were strong in the second quarter driven by an initial recovery in equipment demand from North American poultry customers along with continued strength for demand in warehouse automation and fruit and vegetable processing. Second quarter results were impacted by a shortfall in revenue, resulting in part from the performance of shorter cycle orders and a system upgrade that temporarily delayed our ability to make progress on overtime projects and process aftermarket parts orders. With the system implementation now stabilized and our backlog conversion, we are expecting double-digit sequential growth in the third quarter of 2024.

For the full year, we expect to deliver year over year revenue growth driven by our strong backlog, continued recovery in equipment demand in the North American poultry market, and our organic growth initiatives. Our margins are also expected to improve year over year as we realize benefits from our strategic sourcing initiatives, continuous improvement initiatives, and higher volume flow through.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2024 AND 2023

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2024	2023	Change	%
Revenue	$402.3	$427.7	$(25.4)	(5.9)%
Cost of sales	259.1	280.5	21.4	7.6%
Gross profit	143.2	147.2	(4.0)	(2.7)%
Gross profit %	35.6%	34.4%	120 bps
Selling, general and administrative expense	116.2	100.4	(15.8)	(15.7)%
Restructuring expense	0.2	2.5	2.3	92.0%
Operating income	26.8	44.3	(17.5)	(39.5)%
Pension expense, other than service cost	1.0	0.2	(0.8)	(400.0)%
Interest income	5.7	1.1	4.6	418.2%
Interest expense	4.1	8.2	4.1	50.0%
Income from continuing operations before income taxes	27.4	37.0	(9.6)	(25.9)%
Income tax (benefit) provision	(3.3)	8.6	11.9	138.4%
Income from continuing operations	30.7	28.4	2.3	8.1%
Income from discontinued operations, net of taxes	—	4.3	(4.3)	(100.0)%
Net income	$30.7	$32.7	$(2.0)	(6.1)%

Adjusted EBITDA from continuing operations (1)	$63.7	$71.4	$(7.7)	(10.8)%
Adjusted EBITDA % from continuing operations (1)	15.8%	16.7%	-90 bps
(1) The key measures reviewed by the chief operating decision maker ("CODM") to evaluate our performance are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA % from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the three months ended June 30, 2024 decreased $25.4 million or 5.9% compared to the same period in 2023. Organic revenue decreased $21.2 million and foreign currency translation was unfavorable by $4.2 million in the period compared to the prior year. The decrease in organic revenue was primarily due to the performance of shorter cycle orders and a system upgrade that temporarily delayed our ability to make progress on overtime projects and process aftermarket parts orders. This resulted in a lower volume for both recurring and non-recurring revenue compared to the prior year.

Gross Profit and Gross Profit Margin

Gross profit margin increased 120 bps to 35.6% compared to 34.4% in the same period last year. This increase was driven primarily by higher pricing as well as savings from our restructuring plan and sourcing initiatives. This was partially offset by material cost inflation, lower volume, input cost inflation, and a stronger mix of non-recurring revenue compared to prior year, which tends to have lower margins than recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $15.8 million from prior year, and as a percent of revenue increased by 540 bps to 28.9% compared to 23.5% in the same period last year. This increase is primarily the result of an increase in M&A related costs for the Marel Transaction and in long term incentive compensation expense accruals, partially offset by savings from our restructuring program.

Pension expense, other than service cost

Pension expense, other than service cost increased $0.8 million compared to the same period in the prior year. This increase was primarily due to lower expected return on pension assets in 2024 compared to prior year.

Interest income

Interest income increased $4.6 million compared to the same period in 2023. This increase was due to interest income on cash on hand from the proceeds from the sale of the AeroTech business which was completed during the third quarter of 2023.

Interest expense

Interest expense decreased $4.1 million compared to same period last year. This decrease is due to the Company having a lower average debt balance and lower weighted average interest rate, including the impacts of the interest rate swaps, during the quarter compared to the same period in 2023.

Income tax (benefit) provision

The Company's tax rate from continuing operations was (12.0)% for the three months ended June 30, 2024 compared to 23.2% in the same period in 2023. The tax rate for the three months ended June 30, 2024 was favorably impacted by discrete items totaling $9.2 million, primarily driven by a non-recurring deferred tax benefit related to an internal reorganization. There were no significant discrete items recorded for the three months ended June 30, 2023.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the three months ended June 30, 2024 increased to $30.7 million compared to $28.4 million for the same period in 2023, representing an increase of $2.3 million. Adjusted EBITDA was $63.7 million for the three months ended June 30, 2024 compared to $71.4 million during the same period in 2023, representing a decrease of $7.7 million. The decrease in Adjusted EBITDA was primarily driven by lower gross profit and higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition, and integration costs.

Income from discontinued operations

There was no income from discontinued operations for the three months ended June 30, 2024. For the three months ended June 30, 2023, we recognized income from discontinued operations, net of income taxes, of $4.3 million, which consisted of the results of operations of the AeroTech business.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2024	2023	Change	%
Total revenue	$794.6	$816.2	$(21.6)	(2.6)%
Cost of sales	511.1	536.1	25.0	4.7%
Gross profit	283.5	280.1	3.4	1.2%
Gross profit %	35.7%	34.3%	140 bps
Selling, general and administrative expense	226.3	204.1	(22.2)	(10.9)%
Restructuring expense	1.3	3.3	2.0	60.6%
Operating income	55.9	72.7	(16.8)	(23.1)%
Pension expense, other than service cost	2.0	0.4	(1.6)	(400.0)%
Interest income	11.4	2.1	9.3	442.9%
Interest expense	7.0	15.7	8.7	55.4%
Income from continuing operations before income taxes	58.3	58.7	(0.4)	(0.7)%
Income tax (benefit) provision	4.8	13.2	8.4	63.6%
Equity in net earnings of unconsolidated affiliate	(0.1)	—	(0.1)	(100.0)%
Income from continuing operations	53.4	45.5	7.9	17.4%
Income from discontinued operations, net of taxes	0.1	14.4	(14.3)	(99.3)%
Net income	$53.5	$59.9	$(6.4)	(10.7)%

Adjusted EBITDA from continuing operations (1)	$121.1	$125.8	$(4.7)	(3.7)%
Adjusted EBITDA % from continuing operations (1)	15.2%	15.4%	-20 bps
(1) The key measures reviewed by the CODM to evaluate our performance are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA % from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the six months ended June 30, 2024 decreased $21.6 million or 2.6% compared to the same period in 2023. Organic revenue decreased $17.2 million and foreign currency translation was unfavorable by $4.5 million in the period compared to the prior year. The decrease in organic revenue was primarily due to the performance of shorter cycle orders and a system upgrade that temporarily delayed our ability to make progress on overtime projects and process aftermarket parts orders. This resulted in a lower volume for both recurring and non-recurring revenue compared to the prior year.

Gross profit and Gross profit margin

Gross profit margin increased 140 bps to 35.7% compared to 34.3% in the same period last year. This increase was driven primarily by higher volume and pricing as well as savings from our restructuring plan and sourcing initiatives. This was partially offset by input cost inflation and a stronger mix of non-recurring revenue compared to prior year, which tends to have lower margins than recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $22.2 million compared to the same period in the prior year. Selling, general and administrative expense as a percentage of revenue increased 350 bps to 28.5% compared to 25.0% in the same period last year. This increase is primarily the result of an increase in M&A related costs for the Marel Transaction as well as long term incentive compensation expense accruals. This increase was partially offset by savings from our restructuring program as well as a decrease in expenses related to the OmniBluTM platform year-over-year.

Pension expense, other than service cost

Pension expense, other than service cost increased $1.6 million compared to the same period in the prior year. This increase was primarily due to lower expected return on pension assets in 2024 compared to prior year.

Interest income

Interest income increased $9.3 million compared to the same period in 2023. This increase was due to interest income on cash on hand from the proceeds from the sale of the AeroTech business, which was completed during the third quarter of 2023.

Interest expense

Interest expense decreased $8.7 million compared to same period last year. This decrease was due to the Company having a lower average debt balance and lower weighted average interest rate, including the impacts of the interest rate swaps, in the first half of 2024 compared to the same period in 2023.

Income tax (benefit) provision

The Company's tax rate from continuing operations was 8.2% for the six months ended June 30, 2024 compared to 22.5% in the same period in 2023. The tax rate for the six months ended June 30, 2024 was favorably impacted by discrete items totaling $8.2 million, primarily driven by a non-recurring deferred tax benefit related to an internal reorganization. There were no significant discrete items recorded for the six months ended June 30, 2023.

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

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the six months ended June 30, 2024 was $53.4 million compared to $45.5 million for the same period in 2023, representing an increase of $7.9 million. Adjusted EBITDA was $121.1 million for the six months ended June 30, 2024 compared to $125.8 million during the same period in 2023, representing a decrease of $4.7 million. The decrease in Adjusted EBITDA was primarily driven by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs, partially offset by a higher gross profit.

Income from discontinued operations

For the six months ended June 30, 2024 and 2023, we recognized income from discontinued operations, net of income taxes, of $0.1 million and $14.4 million, respectively. Discontinued operations consists of the results of operations of the AeroTech business, the sale of which was completed during the third quarter of 2023.

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

•Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring expense, M&A related costs, which include integration costs and the amortization of inventory step-up from business combinations, advisory and transaction costs for both potential and completed M&A transactions and strategy (“M&A related costs”), amortization of debt issuance costs related to bridge financing for potential M&A transactions, and impact on tax provision from remeasurement of deferred taxes for material tax rate changes and internal reorganizations.

•Free cash flow: We define free cash flow as cash provided by continuing operating activities, less capital expenditures, plus proceeds from sale of fixed assets and pension contributions. For free cash flow purposes, we consider contributions to pension plans to be more comparable to the payment of debt, and therefore exclude these contributions from the calculation of free cash flow.

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

The tables below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The following table presents a reconciliation of the Company's reported Income from continuing operations to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Income from continuing operations	$30.7	$28.4	$53.4	$45.5
Income tax (benefit) provision	(3.3)	8.6	4.8	13.2
Interest (income) expense, net	(1.6)	7.1	(4.4)	13.6
Depreciation and amortization	22.2	23.5	44.3	46.2
EBITDA from continuing operations	48.0	67.6	98.1	118.5

Restructuring related costs (1)	0.2	2.5	1.3	3.3
Pension expense, other than service cost (2)	1.0	0.2	2.0	0.4
M&A related costs (3)	14.5	1.1	19.7	3.6
Adjusted EBITDA from continuing operations	$63.7	$71.4	$121.1	$125.8
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Income from continuing operations	$30.7	$28.4	$53.4	$45.5

Non-GAAP adjustments
Restructuring related costs	0.2	2.5	1.3	3.3
M&A related cost	14.5	1.1	19.7	3.6
Amortization of bridge financing debt issuance cost	1.2	—	1.2	—
Impact on tax provision from Non-GAAP adjustments(1)	(4.1)	(0.9)	(5.7)	(1.8)
Deferred tax benefit related to an internal reorganization	(8.8)	—	(8.8)	—
Adjusted income from continuing operations	$33.7	$31.1	$61.1	$50.6

Income from continuing operations	$30.7	$28.4	$53.4	$45.5
Total shares and dilutive securities	32.2	32.1	32.2	32.1
Diluted earnings per share from continuing operations	$0.95	$0.89	$1.66	$1.42

Adjusted income from continuing operations	$33.7	$31.1	$61.1	$50.6
Total shares and dilutive securities	32.2	32.1	32.2	32.1
Adjusted diluted earnings per share from continuing operations	$1.05	$0.97	$1.90	$1.58
(1) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the quarters ended June 30, 2024 and 2023, respectively.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
(in millions)	2024	2023
Cash provided by continuing operating activities	$32.0	$62.6
Less: capital expenditures	21.0	35.3
Plus: proceeds from sale of fixed assets	0.9	0.5
Plus: pension contributions	1.6	1.5
Free cash flow (FCF)	$13.5	$29.3

Restructuring

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan included streamlining operations and enhancing our general and administrative infrastructure. The Company recognized restructuring charges of $18.1 million, net of a cumulative release of the related liability of $7.2 million. The 2022/2023 restructuring plan was completed as of March 31, 2024.

The following table details the cumulative amount of annualized savings and incremental savings for the 2022/2023 restructuring plan:

	Cumulative Amount	Incremental Amount		Cumulative Amount
(In millions)	As of December 31, 2023	During the quarter ended March 31, 2024	During the quarter ended June 30, 2024	As of June 30, 2024
Cost of sales	$4.9	$1.7	$1.4	$8.0
Selling, general and administrative	6.2	1.5	1.3	9.0
Total restructuring savings	$11.1	$3.2	$2.7	$17.0
Cumulative savings for the 2022/2023 restructuring plan is in the range of $19.0 million to $20.0 million. Savings expected to be realized during the remainder of 2024 are in the range of $2.0 million to $3.0 million.

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

For the six months ended June 30, 2024, we had operating cash flows from continuing operations of $32.0 million. For full year 2024, we expect to generate positive cash flows. Our liquidity as of June 30, 2024, or cash plus borrowing ability under our revolving credit facilities, was $1.2 billion.

The cash flows generated by our continuing operations and borrowings are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, and other financing arrangements.

We expect to use the cash on our balance sheet for our stated capital allocation priorities, as well as partially fund the Marel transaction and pay any related debt financing costs and anticipated pre-close transaction costs of approximately $40 million expected to be incurred in 2024. We expect to incur additional financing and transaction costs in the event the Marel Transaction closes.

Based on our current capital allocation objectives, during 2024, we anticipate capital expenditures to be between $40 million and $50 million. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.

As of June 30, 2024, we had $474.3 million of cash and cash equivalents, $34.0 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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

Cash Flows

Cash flows for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023
Cash provided by continuing operating activities	$32.0	$62.6
Cash required by continuing investing activities	(22.7)	(34.9)
Cash required by continuing financing activities	(16.4)	(40.8)
Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	(0.6)
Net decrease in cash from continuing operations	$(8.9)	$(13.7)

Cash provided by continuing operating activities during the six months ended June 30, 2024 was $32.0 million, representing a $30.6 million decrease compared to the same period in 2023. This decrease was driven primarily by lower customer collections of advanced payments and trade receivables and higher inventory purchases during the period, partially offset by lower payments made on our accounts payable.

Cash required by investing activities during the six months ended June 30, 2024 was $22.7 million, a decrease of $12.2 million compared to the same period in 2023. The decrease is primarily driven by lower spending on capital expenditures for our OmniBluTM platform development as we completed the initial development and deployment in 2023.

Cash required by financing activities was $16.4 million during the six months ended June 30, 2024, compared to cash required of $40.8 million during the same period in 2023. The cash outflow in the period was driven by the payment of debt issuance costs related to the Bridge Credit Agreement entered into in Q2 2024, as well as taxes withheld on stock-based compensation awards which were higher in the current period compared to the same period in 2023. The prior year cash required included debt repayments for our revolving credit facility that did not recur in 2024.

Financing Arrangements

As of June 30, 2024, we had $250.0 million drawn on and $1.0 billion of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant described below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of June 30, 2024, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants in the foreseeable future.

In connection with the Marel Transaction, on May 17, 2024, we entered into an amendment (the "Second Amendment") to our existing revolving credit facility under the Amended and Restated Credit Agreement, dated as of December 14, 2021. The Second Amendment, among other things, (1) expressly permits the Offer and the transactions contemplated thereby, (2) increases the maximum Secured Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the first 12 months after the closing of the Offer to 5.00 to 1.00, stepping down to 4.00 to 1.00 at 12 months after the closing of the Offer and further stepping down to 3.50 to 1.00 at 18 months after the closing of the Offer and (3) amends certain of the other negative and financial covenants. This increase in maximum Secured Net Leverage ratio will provide us with sufficient capacity to incur indebtedness in excess of our expected requirements upon completion of the Marel Transaction.

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

As of June 30, 2024, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income.

As a result, as of June 30, 2024 all of our total outstanding debt of $652.5 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and all of the revolving credit facility subject to an average fixed rate of 0.76% in addition to the premium charged for the credit spread on our revolving credit facility.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2024. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2024. We have concluded that, as of June 30, 2024, our disclosure controls and procedures were:

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

There were no changes in controls that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There are numerous factors that affect our business and results of operations, many of which are beyond our control. As of the date of this Quarterly Report on Form 10-Q, other than as set forth below, there have been no material changes to the risk factors disclosed under (i) “Item 1A. Risk Factors” in Part I and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023, (ii) “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, and (iii) “Risk Factors” in our proxy statement/prospectus filed pursuant to Rule 424(b) under the Securities Act (File No. 333-279438) on June 25, 2024, forming part of the Registration Statement on Form S-4, initially filed by us on May 15, 2024 and declared effective on June 25, 2024.

In addition to the other information presented in this Quarterly Report on Form 10-Q, you should carefully read and consider the disclosure identified in items (i), (ii) and (iii) above, which contain descriptions of significant risks, including those related to the Marel Transaction, that might cause our actual results of operations in future periods to differ materially from those currently anticipated or expected.

A lawsuit has been filed in connection with the Marel Transaction and additional lawsuits may be filed against JBT, Marel, the combined company and members of their respective boards of directors that challenge the Marel Transaction. An adverse ruling in any such lawsuit may prevent the Marel Transaction from becoming effective or from becoming effective within the expected timeframe and/or have an adverse impact on the combined company’s business and operations.

Transactions such as the Marel Transaction are frequently subject to litigation or other legal proceedings, including actions alleging disclosure violations and actions alleging that the board of directors of JBT (the “JBT Board”) or the board of directors of Marel (the “Marel Board”) breached their respective fiduciary duties to their stockholders or shareholders, as applicable, by entering into the transaction agreement with Marel, by failing to obtain a greater value in the Marel Transaction for their stockholders or shareholders, as applicable, or otherwise. For example, a lawsuit has been filed by a purported JBT stockholder alleging that, among other things, the proxy statement mailed to JBT stockholders omits material information concerning the Marel Transaction. In the Complaint, which was filed in the Circuit Court of DuPage County, Illinois, and is captioned Garfield v. Brasier, et al., No. 2024CH000184, the plaintiff asserts certain disclosure claims under Illinois law and requests, among other things, an injunction against the JBT stockholder vote absent disclosure of additional information to JBT’s stockholders. In addition, certain purported JBT stockholders have sent the Demand Letters making similar allegations of material omissions in the proxy statement. Neither JBT nor Marel can provide assurance that lawsuits will not be filed on the basis of the allegations in the demand letters or that any other litigation or legal proceedings will not be brought. An adverse outcome in such matters, as well as the costs and efforts of a defense, even if successful, could have a material adverse effect on the business, results of operation or financial condition of JBT, Marel or the combined company, including through the possible diversion of such company’s resources or distraction of key personnel.

Furthermore, one of the conditions to the completion of the Marel Transaction is the absence of an order by any governmental body that enjoins or otherwise prohibits the consummation of the Marel Transaction. As such, if any plaintiff is successful in obtaining an injunction preventing the consummation of the Marel Transaction, that injunction may prevent the Marel Transaction from becoming effective or from becoming effective within the expected timeframe.

If the Marel Transaction is completed, the combined company may be exposed to increased litigation from stockholders, customers, partners, suppliers, contractors and other third parties due to the combination of JBT’s and Marel’s businesses following the Marel Transaction. Even if such lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and attention. Such litigation or an adverse judgment resulting in monetary damages may have an adverse impact on the combined company’s business, results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2024 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1, 2024 through April 30, 2024	—	$—	—	$17.2
May 1, 2024 through May 31, 2024	—	—	—	17.2
June 1, 2024 through June 30, 2024	—	—	—	17.2
	—	$—	—	$17.2

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
2.1**
Transaction Agreement, dated as of April 4, 2024, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V. and Marel hf, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2024.

10.1**
Bridge Credit Agreement, dated as of April 4, 2024, by and among John Bean Technologies Corporation, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and Goldman Sachs Bank USA and Wells Fargo Securities, LLC as joint bookrunners and lead arrangers, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2024.

10.2**
Second Amendment, dated as of May 17, 2024, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V., the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2024.

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

**
Certain exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. JBT agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Matthew J. Meister
Matthew J. Meister
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: July 31, 2024