Form 10-Q
period 2024-09-30
John Bean Technologies CORP
filed 2024-10-23
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2024
Common Stock, par value $0.01 per share	31,842,638

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Revenue:
Product revenue	$409.1	$362.1	$1,127.2	$1,095.9
Service revenue	44.7	41.5	121.2	123.9
Total revenue	453.8	403.6	1,248.4	1,219.8
Operating expenses:
Cost of products	265.4	237.0	734.6	724.0
Cost of services	24.8	21.8	66.7	70.9
Selling, general and administrative expense	117.0	101.5	343.3	305.6
Restructuring expense	(0.2)	6.4	1.1	9.7
Operating income	46.8	36.9	102.7	109.6
Pension expense, other than service cost	1.0	0.2	3.0	0.6
Interest income	5.9	4.6	17.3	6.7
Interest expense	4.1	5.5	11.1	21.2
Income from continuing operations before income taxes	47.6	35.8	105.9	94.5
Income tax provision	9.5	4.6	14.3	17.8
Equity in net earnings of unconsolidated affiliate	—	(0.1)	(0.1)	(0.1)
Income from continuing operations	38.1	31.1	91.5	76.6
Income from discontinued operations, net of taxes	0.8	410.5	0.9	424.9
Net income	$38.9	$441.6	$92.4	$501.5

Basic earnings per share from:
Continuing operations	$1.19	$0.97	$2.86	$2.39
Discontinued operations	0.03	12.82	0.03	13.28
Net income	$1.22	$13.79	$2.89	$15.67
Diluted earnings per share from:
Continuing operations	$1.18	$0.97	$2.84	$2.39
Discontinued operations	0.03	12.76	0.03	13.22
Net income	$1.21	$13.73	$2.87	$15.61

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Net income	$38.9	$441.6	$92.4	$501.5
Other comprehensive income, net of taxes
Foreign currency translation adjustments	28.8	(14.7)	7.8	(10.7)
Pension and other postretirement benefits adjustments	1.0	0.9	2.6	2.8
Derivatives designated as hedges	(2.8)	(1.1)	(5.4)	(2.4)
Other comprehensive income	27.0	(14.9)	5.0	(10.3)
Comprehensive income	$65.9	$426.7	$97.4	$491.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	September 30, 2024	December 31, 2023
Assets:
Current Assets:
Cash and cash equivalents	$534.5	$483.3
Trade receivables, net of allowances	237.9	214.4
Contract assets	96.7	74.5
Inventories	259.0	238.9
Other current assets	77.5	89.1
Total current assets	1,205.6	1,100.2
Property, plant and equipment, net of accumulated depreciation of $329.2 and $316.7 respectively	243.3	248.0
Goodwill	785.8	779.5
Intangible assets, net	358.8	388.9
Other assets	195.5	193.8
Total Assets	$2,789.0	$2,710.4

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable, trade and other	$144.7	$134.6
Advance and progress payments	159.1	172.0
Accrued payroll	45.2	59.7
Other current liabilities	124.4	118.1
Total current liabilities	473.4	484.4
Long-term debt	648.3	646.4
Accrued pension and other postretirement benefits, less current portion	22.4	24.6
Other liabilities	59.8	66.1
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2024 or 2023	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2024: 31,861,680 issued, and 31,840,900 outstanding; December 31, 2023: 31,861,680 issued, and 31,789,698 outstanding	0.3	0.3
Common stock held in treasury, at cost September 30, 2024: 20,780 shares; December 31, 2023: 71,982 shares	(2.1)	(7.1)
Additional paid-in capital	231.4	227.9
Retained earnings	1,546.3	1,463.6
Accumulated other comprehensive loss	(190.8)	(195.8)
Total stockholders' equity	1,585.1	1,488.9
Total Liabilities and Stockholders' Equity	$2,789.0	$2,710.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash flows from continuing operating activities:
Net income	$92.4	$501.5
Income from discontinued operations, net of taxes	0.9	424.9
Income from continuing operations	91.5	76.6
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	66.5	69.3
Stock-based compensation	11.4	7.1
Other	9.3	6.7
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(47.4)	2.3
Inventories	(16.6)	7.9
Accounts payable, trade and other	9.7	(43.6)
Advance and progress payments	(10.5)	(0.2)
Accrued pension and other postretirement benefits, net	(2.3)	(11.2)
Other assets and liabilities, net	(7.7)	(19.3)
Cash provided by continuing operating activities	103.9	95.6
Cash flows from continuing investing activities:
(Payments) proceeds from sale of AeroTech, net	(4.8)	793.2
Acquisitions, net of cash acquired	—	(0.1)
Investment in unconsolidated affiliate	—	(10.4)
Capital expenditures	(27.9)	(46.2)
Proceeds from disposal of assets	0.9	1.2
Purchase of Marketable Securities	—	(125.0)
Cash (required) provided by continuing investing activities	(31.8)	612.7
Cash flows from continuing financing activities:
Payments on short-term debt	—	(0.6)
Net payments for domestic credit facilities	—	(339.5)
Proceeds from settlement of cross currency swaps	—	5.8
Payment of debt issuance costs for Bridge Credit Agreement	(7.1)	—
Payment of debt issuance costs for Term Loan B	(2.8)	—
Settlement of taxes withheld on stock-based compensation awards	(2.9)	(1.7)
Dividends	(9.6)	(9.7)
Other	(0.7)	—
Cash required by continuing financing activities	(23.1)	(345.7)
Net increase in cash from continuing operations	49.0	362.6
Cash flows from discontinued operations:
Cash provided (required) by operating activities of discontinued operations, net	0.8	(28.0)
Cash required by investing activities of discontinued operations, net	—	(3.4)
Net cash provided (required) by discontinued operations	0.8	(31.4)
Effect of foreign exchange rate changes on cash and cash equivalents	1.4	(2.6)
Net increase in cash and cash equivalents	51.2	328.6
Cash and cash equivalents from continuing operations, beginning of period	483.3	71.7
Add: Cash and cash equivalents from discontinued operations, beginning of period	—	1.4
Add: Net increase in cash and cash equivalents	51.2	328.6
Less: Cash and cash equivalents from discontinued operations, end of period	—	—
Cash and cash equivalents from continuing operations, end of period	$534.5	$401.7

Supplemental cash flow information for continuing operations:
Non-cash investing in capital expenditures, accrued but not paid	$0.2	$3.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2024	$0.3	$(2.2)	$227.9	$1,510.6	$(217.8)	$1,518.8
Net income	—	—	—	38.9	—	38.9
Issuance of treasury stock	—	0.1	(0.1)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments	—	—	—	—	28.8	28.8
Derivatives designated as hedges, net of income taxes of $0.9	—	—	—	—	(2.8)	(2.8)
Pension and other postretirement liability adjustments, net of income taxes of $(0.3)	—	—	—	—	1.0	1.0
Stock-based compensation expense	—	—	3.6	—	—	3.6
Balance at September 30, 2024	$0.3	$(2.1)	$231.4	$1,546.3	$(190.8)	$1,585.1

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2023	$0.3	$(7.1)	$227.9	$1,463.6	$(195.8)	$1,488.9
Net income	—	—	—	92.4	—	92.4
Issuance of treasury stock	—	5.0	(5.0)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.7)	—	(9.7)
Foreign currency translation adjustments	—	—	—	—	7.8	7.8
Derivatives designated as hedges, net of income taxes of $1.8	—	—	—	—	(5.4)	(5.4)
Pension and other postretirement liability adjustments, net of income taxes of $(1.0)	—	—	—	—	2.6	2.6
Stock-based compensation expense	—	—	11.4	—	—	11.4
Taxes withheld on issuance of stock-based awards	—	—	(2.9)	—	—	(2.9)
Balance at September 30, 2024	$0.3	$(2.1)	$231.4	$1,546.3	$(190.8)	$1,585.1

	Three Months Ended September 30, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2023	$0.3	$(2.2)	$221.3	$947.5	$(199.7)	$967.2
Net income	—	—	—	441.6	—	441.6
Issuance of treasury stock	—	0.1	(0.1)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.5)	—	(3.5)
Foreign currency translation adjustments, net of income taxes of $0.5	—	—	—	—	(14.7)	(14.7)
Derivatives designated as hedges, net of income taxes of $0.4	—	—	—	—	(1.1)	(1.1)
Pension and other postretirement liability adjustments, net of income taxes of $(0.4)	—	—	—	—	0.9	0.9
Stock-based compensation expense	—	—	2.8	—	—	2.8
Taxes withheld on issuance of stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2023	$0.3	$(2.1)	$223.9	$1,385.6	$(214.6)	$1,393.1

	Nine Months Ended September 30, 2023
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2022	$0.3	$(5.3)	$220.7	$894.0	$(204.3)	$905.4
Net income	—	—	—	501.5	—	501.5
Issuance of treasury stock	—	3.2	(3.2)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.9)	—	(9.9)
Foreign currency translation adjustments, net of income taxes of $1.1	—	—	—	—	(10.7)	(10.7)
Derivatives designated as hedges, net of income taxes of $0.8	—	—	—	—	(2.4)	(2.4)
Pension and other postretirement liability adjustments, net of income taxes of $(1.0)	—	—	—	—	2.8	2.8
Stock-based compensation expense	—	—	8.1	—	—	8.1
Taxes withheld on issuance of stock-based awards	—	—	(1.7)	—	—	(1.7)
Balance at September 30, 2023	$0.3	$(2.1)	$223.9	$1,385.6	$(214.6)	$1,393.1

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

Proposed Merger with Marel hf.

On April 4, 2024, the Company entered into a definitive agreement (the "Transaction Agreement") to make a voluntary takeover offer (the "Offer") for all of the issued and outstanding shares of Marel hf. ("Marel"). The Transaction Agreement includes the terms of the Offer and other important governance, social, and operating items relating to the proposed business combination of JBT and Marel (the "Marel Transaction"). On June 24, 2024, the Offer was launched, providing Marel shareholders until September 2, 2024 to tender their shares. On August 26, 2024, JBT extended the expiration of the Offer to the earlier of November 11, 2024, or three weeks after the date on which all required regulatory clearances are secured, unless the Offer is further extended in accordance with the terms of the Transaction Agreement and applicable laws.

In the Offer, Marel shareholders may exchange each Marel Share, at their election, for (i) cash consideration in the amount of EUR 3.60, (ii) stock consideration consisting of 0.0407 newly and validly issued, fully paid and non-assessable shares of the Company's common stock (the "JBT Offer Shares") or (iii) cash consideration in the amount of EUR 1.26 along with stock consideration consisting of 0.0265 newly and validly issued, fully paid and non-assessable JBT Offer Shares. Elections will be subject to a proration process, such that the Marel shareholders immediately prior to the closing of the Offer will receive an aggregate of approximately EUR 950 million in cash and approximately a 38 percent interest in the combined company.

On August 8, 2024, JBT held a special meeting of its stockholders whereby JBT stockholders approved the issuance of the JBT Offer Shares to Marel shareholders in connection with the Marel Transaction. The Marel Transaction, which is expected to close on or about the end of 2024, is subject to the receipt of the required regulatory approvals and the other customary closing conditions.

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

Change in Accounting Principle

During the fourth quarter of 2023, the Company changed its methodology for valuing certain inventories to the first-in, first-out ("FIFO") cost method from the last-in, first-out ("LIFO") cost method. The effects of the change in accounting principle have been retrospectively applied to all periods presented. This change has no impact on our results of operations for the three and nine months ended September 30, 2024. Refer to Note 1. Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, for further information related to the change in accounting principle.

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

In connection with the Transaction, the Company and the Purchaser entered into a Transition Services Agreement (the "TSA") for the provision of information technology related services for 12 months and of other services for 6 months to support the transition of the AeroTech business. Services under the TSA have been completed and the TSA effectively concluded in the quarter ended September 30, 2024. TSA income was recognized as services were performed, and the income earned was recorded in Selling, general and administrative expense within the Condensed Consolidated Statements of Income to offset the costs incurred to support the TSA. During the nine months ended September 30, 2024, the Company's cash inflows from the Purchaser related to the TSA were $5.0 million.

Summarized Discontinued Operations Financial Information

The following table summarizes the results of operations classified as discontinued operations, net of taxes, in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023.

(In millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenue	$38.8	$344.1
Operating expenses:
Cost of sales	36.9	285.3
Selling, general and administrative expense	11.5	45.3
Operating income	(9.6)	13.5
Interest expense	0.4	2.0
Gain on sale of AeroTech	551.0	551.0
Income from discontinued operations before income taxes	541.0	562.5
Income tax provision	130.5	137.6
Income from discontinued operations, net of taxes	$410.5	$424.9

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company's debt that was not directly attributed to the AeroTech business. Interest expense was allocated based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of December 31, 2023	$779.5
Currency translation	6.3
Balance as of September 30, 2024	$785.8

Intangible assets consisted of the following:

	September 30, 2024		December 31, 2023
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$427.5	$167.1	$424.6	$148.0
Patents and acquired technology	176.2	123.4	173.3	109.1
Trademarks	55.1	20.0	54.3	16.7
Non-amortizing intangible assets	10.5	—	10.5	—
Other	8.7	8.7	8.8	8.8
Total intangible assets	$678.0	$319.2	$671.5	$282.6

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2024	December 31, 2023
Raw materials	$36.7	$28.7
Work in process	63.8	48.1
Finished goods	178.9	181.8
Gross inventories before valuation adjustments	279.4	258.6
Valuation adjustments	(20.4)	(19.7)
Net inventories	$259.0	$238.9

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Service cost	$0.3	$0.2	$0.9	$0.8
Interest cost	3.1	3.2	9.3	9.7
Expected return on plan assets	(3.4)	(4.3)	(10.3)	(12.9)
Amortization of net actuarial losses	1.3	1.3	4.0	3.8
Net periodic cost	$1.3	$0.4	$3.9	$1.4

During the nine months ended September 30, 2024, the Company made contributions of $2.3 million to its pension plans. The Company expects to contribute $3.5 million in 2024 primarily to the non-U.S. pension plans.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	September 30, 2024	December 31, 2023
Revolving credit facility (1)	December 14, 2026	$250.0	$250.0
Less: unamortized debt issuance costs		(0.5)	(0.8)
Revolving credit facility, net		$249.5	$249.2

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(3.7)	(5.3)
Convertible senior notes, net		$398.8	$397.2

Long-term debt, net		$648.3	$646.4
(1) Weighted-average interest rate at September 30, 2024 was 6.45%.
(2) Effective interest rate for the Notes (as defined below) for the quarter ended September 30, 2024 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Contractual interest expense	$0.3	$0.3	$0.8	$0.8
Interest cost related to amortization of issuance costs	0.6	0.6	1.7	1.7
Total interest expense	$0.9	$0.9	$2.5	$2.5

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Condensed Consolidated Balance Sheet as of September 30, 2024.

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

Bridge Credit Agreement

In connection with the Marel Transaction, on April 4, 2024, the Company entered into a bridge credit agreement with certain financial institutions (the "Bridge Credit Agreement") that committed to provide the Company with secured bridge financing in an aggregate principal amount of €1.9 billion. During the three and nine months ended September 30, 2024, the Company recognized $1.2 million and $2.4 million, respectively, of financing costs associated with the Bridge Credit Agreement, primarily in Interest expense in the Condensed Consolidated Statements of Income.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended September 30, 2024 and 2023 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
Beginning balance, June 30, 2024	$(131.1)	$6.6	$(93.3)	$(217.8)
Other comprehensive income (loss) before reclassification	—	(0.7)	28.8	28.1
Amounts reclassified from accumulated other comprehensive income	1.0	(2.1)	—	(1.1)
Ending balance, September 30, 2024	$(130.1)	$3.8	$(64.5)	$(190.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2024 were $1.3 million of charges to pension expense, other than service cost, net of $0.3 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $2.8 million of benefit in interest expense, net of $0.7 million income tax provision.

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

Changes in the AOCI balances for the nine months ended September 30, 2024 and 2023 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
Beginning balance, December 31, 2023	$(132.7)	$9.2	$(72.3)	$(195.8)
Other comprehensive income before reclassification	(0.4)	1.0	7.8	8.4
Amounts reclassified from accumulated other comprehensive income	3.0	(6.4)	—	(3.4)
Ending balance, September 30, 2024	$(130.1)	$3.8	$(64.5)	$(190.8)
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2024 were $4.0 million of charges to pension expense, other than service cost, net of $1.0 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $8.6 million of benefit in interest expense, net of $2.2 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2023 were $3.8 million of charges to pension expense, other than service cost, net of $1.0 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $7.9 million of benefit in interest expense, net of $2.0 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2023 were $1.5 million of benefit in interest expense, net of $0.4 million income tax provision.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $698.1 million in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of September 30, 2024. The Company expects to complete these obligations and recognize 48% as revenue in 2024, 49% as revenue in 2025, and the remainder after 2025.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Type of Good or Service
Recurring (1)	$213.1	$202.7	$613.7	$639.1
Non-recurring (1)	240.7	200.9	634.7	580.7
Total	453.8	403.6	1,248.4	1,219.8

Geographical Region (2)
North America	261.9	238.9	731.7	737.6
Europe, Middle East and Africa	122.7	101.6	332.1	300.0
Asia Pacific	46.1	37.0	116.5	108.0
Central and South America	23.1	26.1	68.1	74.2
Total	453.8	403.6	1,248.4	1,219.8

Timing of Recognition
Point in Time	224.9	200.8	614.3	619.6
Over Time	228.9	202.8	634.1	600.2
Total	453.8	403.6	1,248.4	1,219.8
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	September 30, 2024	December 31, 2023
Contract Assets	$96.7	$74.5
Contract Liabilities	146.9	156.5

	September 30, 2023	December 31, 2022
Contract Assets	69.3	65.1
Contract Liabilities	158.4	161.2

The revenue recognized during the nine months ended September 30, 2024 and 2023 that was included in contract liabilities at the beginning of the period amounted to $137.1 million and $143.1 million, respectively. The remainder of the change from December 31, 2023 and December 31, 2022 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Basic earnings per share:
Income from continuing operations	$38.1	$31.1	$91.5	$76.6
Income from discontinued operations, net of taxes	0.8	410.5	0.9	424.9
Net income	$38.9	$441.6	$92.4	$501.5
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Basic earnings per share from:
Continuing operations	$1.19	$0.97	$2.86	$2.39
Discontinued operations	0.03	12.82	0.03	13.28
Net income	$1.22	$13.79	$2.89	$15.67
Diluted earnings per share:
Income from continuing operations	$38.1	$31.1	$91.5	$76.6
Income from discontinued operations, net of taxes	0.8	410.5	0.9	424.9
Net income	$38.9	$441.6	$92.4	$501.5
Weighted average number of shares outstanding	32.0	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.2	0.2	0.2	0.1
Total shares and dilutive securities	32.2	32.2	32.2	32.1
Diluted earnings per share from:
Continuing operations	$1.18	$0.97	$2.84	$2.39
Discontinued operations	0.03	12.76	0.03	13.22
Net income	$1.21	$13.73	$2.87	$15.61

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2024				As of December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.2	$13.2	$—	$—	$10.8	$10.8	$—	$—
Derivatives	14.7	—	14.7	—	25.9	—	25.9	—
Total assets	$27.9	$13.2	$14.7	$—	$36.7	$10.8	$25.9	$—
Liabilities:
Derivatives	$1.4	$—	$1.4	$—	$3.0	$—	$3.0	$—
Total liabilities	$1.4	$—	$1.4	$—	$3.0	$—	$3.0	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of September 30, 2024, $1.0 million of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Other assets in the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $1.5 million and $1.7 million as of September 30, 2024 and December 31, 2023, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $378.9 million as of September 30, 2024.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at September 30, 2024 of $546.0 million, as hedges and therefore does not apply hedge accounting.

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

	As of September 30, 2024		As of December 31, 2023
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$9.5	$1.4	$13.6	$3.0

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

As of September 30, 2024 and December 31, 2023, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2024
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$14.6	$—	$14.6	$(0.9)	$13.7

(In millions)	As of September 30, 2024
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$1.0	$—	$1.0	$(0.9)	$0.1

(In millions)	As of December 31, 2023
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$25.8	$—	$25.8	$(2.3)	$23.5

(In millions)	As of December 31, 2023
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.3	$—	$2.3	$(2.3)	$—

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2024	2023	2024	2023
Foreign exchange contracts	Revenue	$0.6	$1.8	$(3.8)	$(0.1)
Foreign exchange contracts	Cost of sales	0.3	(2.1)	2.5	(0.7)
Foreign exchange contracts	Selling, general and administrative expense	0.1	0.4	(0.9)	0.6
Total		1.0	0.1	(2.2)	(0.2)
Remeasurement of assets and liabilities in foreign currencies		(2.5)	1.0	(1.4)	0.7
Net gain (loss)		$(1.5)	$1.1	$(3.6)	$0.5

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

At September 30, 2024, the fair value of these derivatives designated as cash flow hedges is recorded in the Condensed Consolidated Balance Sheets as Other current assets of $5.2 million and as Accumulated other comprehensive income, net of tax, of $3.8 million. At December 31, 2023, the fair value of these derivatives designated as cash flow hedges is recorded in the Condensed Consolidated Balance Sheets as Other assets of $12.3 million and as Accumulated other comprehensive income, net of tax, of $9.2 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of September 30, 2024, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Fixed payment revenue	$17.1	$16.4	$50.3	$48.0
Variable payment revenue	4.0	4.4	21.5	26.2
Operating lease revenue	$21.1	$20.8	$71.8	$74.2

Sales-type lease revenue	$1.8	$1.2	$3.4	$3.2

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $33.4 million at September 30, 2024, represent guarantees of future performance. The Company has also provided approximately $7.0 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for eighty-five percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of September 30, 2024, the gross value of such arrangements was $1.9 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Balance at beginning of period	$10.6	$9.3	$9.9	$10.8
Expense for new warranties	3.2	0.3	7.7	8.0
Adjustments to existing accruals	(0.2)	0.2	(0.4)	0.1
Claims paid	(1.5)	(0.2)	(4.9)	(9.4)
Translation	0.3	(0.4)	0.1	(0.3)
Balance at end of period	$12.4	$9.2	$12.4	$9.2

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

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan included streamlining operations and enhancing our general and administrative infrastructure. The Company recognized restructuring charges of $17.9 million, net of a cumulative release of the related liability of $7.5 million. The 2022/2023 restructuring plan was completed as of March 31, 2024.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 restructuring plan since the implementation of this plan:

	Cumulative Amount	During the Quarter Ended			Cumulative Amount
(In millions)	Balance as of December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	Balance as of September 30, 2024
2022/2023 restructuring plan
Severance and related expense	$12.7	$0.7	$0.1	$(0.2)	$13.3
Other	4.1	0.4	0.1	—	4.6
Total restructuring charges, net	$16.8	$1.1	$0.2	$(0.2)	$17.9

Restructuring charges, net of release of related liability, are reported in Restructuring expense within the Condensed Consolidated Statements of Income. Liability balances for restructuring activities are included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The table below details the activities in 2024:

		Impact to Earnings
(In millions)	Balance as of December 31, 2023	Charged to Earnings	Releases	Cash Payments	Balance as of September 30, 2024
2022/2023 restructuring plan
Severance and related expense	$4.3	$1.6	$(1.0)	$(3.6)	$1.3
Other	3.7	0.5	—	(4.2)	—
Total	$8.0	$2.1	$(1.0)	$(7.8)	$1.3

The Company released $1.0 million of the liability during the nine months ended September 30, 2024, which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 15. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of September 30, 2024, the operating lease right-of-use asset and the lease liability related to these agreements was $3.0 million and $3.2 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and the lease liability related to these agreements was $3.5 million and $3.7 million, respectively.

NOTE 16. SUBSEQUENT EVENTS

During October 2024, the Company successfully secured commitments for a deal-contingent financing structure, consisting of a 5-year, amended and restated $1.8 billion revolving credit facility and a 7-year, $900 million Senior Secured Term Loan B (the "Term Loan B"). This is consistent with the Company's plan to establish a long-term financing structure. Upon the Marel Transaction closing, the Company will terminate the €1.9 billion Bridge Credit Agreement.

The revolving credit facility will retain the same pricing grid as the Company's existing revolving credit facility. The Term Loan B will have secured pricing of SOFR plus 225 basis points. This pricing structure will step down to SOFR plus 200 basis points once leverage is below 3.25x. Additionally, the Term Loan B includes a ticking fee with no fees to be paid for the first 60 days following allocation of commitments, which occurred on October 9, 2024. The Company expects to utilize its available cash, proceeds from the Term Loan B, and borrowings on its revolving credit facility to fund the cash portion of the Marel Transaction, refinance Marel's existing debt, and pay transaction related fees and expenses.

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

Business Conditions and Outlook

We achieved another strong quarter in terms of orders, highlighting the benefit of our diverse end market exposure. We saw continued recovery in demand from global poultry customers, as well as strength in demand from the fruit and vegetable, pet food, warehouse automation, and pharmaceutical markets. As expected, we delivered year-over-year growth in revenue and margins driven primarily by higher volume, strategic sourcing cost initiatives, and restructuring savings.

For the full year 2024, we continue to expect to deliver year-over-year revenue growth driven by our strong backlog, continued recovery in equipment demand in the global poultry market, and our organic growth initiatives. Our margins are also expected to improve year over year as we continue to realize benefits from our strategic sourcing and continuous improvement initiatives along with higher volume flow through.

We have obtained approval from our Board of Directors to settle all outstanding obligations of our U.S. qualified defined benefit pension plan (the “Plan”), through a combination of voluntary lump sum payments and the purchase of an annuity contract. As of September 30, 2024, we have pre-tax accumulated losses related to Plan of $171 million reported as accumulated other comprehensive loss in the balance sheet. Voluntary lump sum payment offered to the Plan participants is expected to result in recognition of $28 million to $32 million of this accumulated loss as non-cash, pre-tax pension expense in the fourth quarter. The remaining portion of the accumulated loss of $142 million to $148 million will be recognized upon final settlement of the Plan via the purchase of an annuity contract, expected to be in the first quarter of 2025. Given our fully funded status, the final settlement of the Plan is expected to have a minor cash flow impact.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2024	2023	Change	%
Revenue	$453.8	$403.6	$50.2	12.4%
Cost of sales	290.2	258.8	(31.4)	(12.1)%
Gross profit	163.6	144.8	18.8	13.0%
Gross profit margin	36.1%	35.9%	20 bps
Selling, general and administrative expense	117.0	101.5	(15.5)	(15.3)%
Restructuring expense	(0.2)	6.4	6.6	103.1%
Operating income	46.8	36.9	9.9	26.8%
Pension expense, other than service cost	1.0	0.2	(0.8)	(400.0)%
Interest income	5.9	4.6	1.3	28.3%
Interest expense	4.1	5.5	1.4	25.5%
Income from continuing operations before income taxes	47.6	35.8	11.8	33.0%
Income tax provision	9.5	4.6	(4.9)	(106.5)%
Equity in net earnings of unconsolidated affiliate	—	(0.1)	0.1	100.0%
Income from continuing operations	38.1	31.1	7.0	22.5%
Income from discontinued operations, net of taxes	0.8	410.5	(409.7)	(99.8)%
Net income	$38.9	$441.6	$(402.7)	(91.2)%

Adjusted EBITDA from continuing operations (1)	$81.7	$66.3	$15.4	23.2%
Adjusted EBITDA margin from continuing operations (1)	18.0%	16.4%	160 bps
(1) The key measures reviewed by the chief operating decision maker ("CODM") to evaluate our performance are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA margin from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the three months ended September 30, 2024 increased $50.2 million or 12.4% compared to the same period in 2023. Organic revenue increased $49.9 million and foreign currency translation was favorable by $0.3 million in the period compared to the prior year. The increase in organic revenue was the result of higher pricing as well as an increase in volume for both recurring and non-recurring revenue compared to the prior year.

Gross profit and Gross profit margin

Gross profit margin slightly improved to 36.1% compared to 35.9% in the same period last year. This increase was driven primarily by higher pricing and volume as well as savings from our 2022/2023 restructuring plan and sourcing initiatives. This was partially offset by material cost inflation and a stronger mix of non-recurring revenue compared to prior year, which tends to have lower margins than recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $15.5 million from prior year, and as a percent of revenue increased by 70 bps to 25.8% compared to 25.1% in the same period last year. This increase was primarily the result of M&A related costs specific to the Marel Transaction of $12.9 million incurred during the quarter and higher operating costs, partially offset by savings from our restructuring program.

Pension expense, other than service cost

Pension expense, other than service cost increased $0.8 million compared to the same period in the prior year. This increase was primarily due to lower expected return on pension assets in 2024 compared to prior year.

Interest income

Interest income increased $1.3 million compared to the same period in 2023. This increase was due to interest income on cash on hand from the proceeds from the sale of the AeroTech business which was completed during the third quarter of 2023.

Interest expense

Interest expense decreased $1.4 million compared to same period last year. This decrease is due to the Company having a lower average debt balance and lower weighted average interest rate, including the impacts of the interest rate swaps, during the quarter compared to the same period in 2023.

Income tax provision

The Company's tax rate from continuing operations was 20.0% for the three months ended September 30, 2024 compared to 12.8% in the same period in 2023. The tax rate for the three months ended September 30, 2024 was favorably impacted by discrete items totaling $1.0 million, primarily driven by benefits from prior year tax returns. The tax rate for the three months ended September 30, 2023 was favorably impacted by discrete items totaling $2.9 million, primarily driven by benefits from prior year tax returns.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the three months ended September 30, 2024 was $38.1 million compared to $31.1 million for the same period in 2023, representing an increase of $7.0 million. Adjusted EBITDA was $81.7 million for the three months ended September 30, 2024 compared to $66.3 million during the same period in 2023, representing an increase of $15.4 million. The increase in Adjusted EBITDA was primarily driven by higher gross profit, partially offset by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition, and integration costs.

Income from discontinued operations

For the three months ended September 30, 2024, we recognized income from discontinued operations, net of income taxes, of $0.8 million. For the three months ended September 30, 2023, we recognized income from discontinued operations, net of income taxes, of $410.5 million, which included the gain on the sale of AeroTech of $444.1 million, net of tax, that was completed during the third quarter of 2023.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Nine Months Ended September 30,		Favorable / (Unfavorable)
(In millions, except %)	2024	2023	Change	%
Revenue	$1,248.4	$1,219.8	$28.6	2.3%
Cost of sales	801.3	794.9	(6.4)	(0.8)%
Gross profit	447.1	424.9	22.2	5.2%
Gross profit margin	35.8%	34.8%	100 bps
Selling, general and administrative expense	343.3	305.6	(37.7)	(12.3)%
Restructuring expense	1.1	9.7	8.6	88.7%
Operating income	102.7	109.6	(6.9)	(6.3)%
Pension expense, other than service cost	3.0	0.6	(2.4)	(400.0)%
Interest income	17.3	6.7	10.6	158.2%
Interest expense	11.1	21.2	10.1	47.6%
Income from continuing operations before income taxes	105.9	94.5	11.4	12.1%
Income tax provision	14.3	17.8	3.5	19.7%
Equity in net earnings of unconsolidated affiliate	(0.1)	(0.1)	—	—%
Income from continuing operations	91.5	76.6	14.9	19.5%
Income from discontinued operations, net of taxes	0.9	424.9	(424.0)	(99.8)%
Net income	$92.4	$501.5	$(409.1)	(81.6)%

Adjusted EBITDA from continuing operations (1)	$202.8	$192.1	$10.7	5.6%
Adjusted EBITDA margin from continuing operations (1)	16.2%	15.7%	50 bps
(1) The key measures reviewed by the CODM to evaluate our performance are most notably Adjusted EBITDA from continuing operations and Adjusted EBITDA margin from continuing operations. For additional information, refer to the 'Reconciliation of Non-GAAP Measures' section below.

Revenue

Total revenue for the nine months ended September 30, 2024 increased $28.6 million or 2.3% compared to the same period in 2023. Organic revenue increased $32.4 million and foreign currency translation was unfavorable by $3.8 million in the period compared to the prior year. The increase in organic revenue was primarily the result of higher pricing as well as an increase in volume for non-recurring revenue, partially offset by a decrease in volume for recurring revenue.

Gross profit and Gross profit margin

Gross profit margin increased 100 bps to 35.8% compared to 34.8% in the same period last year. This increase was driven primarily by higher volume and pricing as well as savings from our 2022/2023 restructuring plan and sourcing initiatives. This was partially offset by input cost inflation and a stronger mix of non-recurring revenue compared to prior year, which tends to have lower margins than recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $37.7 million compared to the same period in the prior year. Selling, general and administrative expense as a percentage of revenue increased 240 bps to 27.5% compared to 25.1% in the same period last year. This increase is primarily the result the result of M&A related costs specific to the Marel Transaction of $32.6 million and higher long term incentive compensation expense accruals. This increase was partially offset by savings from our restructuring program as well as a decrease in expenses related to the OmniBluTM platform year-over-year.

Pension expense, other than service cost

Pension expense, other than service cost increased $2.4 million compared to the same period in the prior year. This increase was primarily due to lower expected return on pension assets in 2024 compared to prior year.

Interest income

Interest income increased $10.6 million compared to the same period in 2023. This increase was due to interest income on cash on hand from the proceeds from the sale of the AeroTech business, which was completed during the third quarter of 2023.

Interest expense

Interest expense decreased $10.1 million compared to same period last year. This decrease was due to the Company having a lower average debt balance and lower weighted average interest rate, including the impacts of the interest rate swaps, in 2024 compared to the same period in 2023.

Income tax provision

The Company's tax rate from continuing operations was 13.5% for the nine months ended September 30, 2024 compared to 18.8% in the same period in 2023. The tax rate for the nine months ended September 30, 2024 was favorably impacted by discrete items totaling $9.2 million, primarily driven by a non-recurring deferred tax benefit related to an internal reorganization. The tax rate for the nine months ended September 30, 2023 was favorably impacted by discrete items totaling $2.7 million, primarily driven by benefits from prior year tax returns.

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

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the nine months ended September 30, 2024 was $91.5 million compared to $76.6 million for the same period in 2023, representing an increase of $14.9 million. Adjusted EBITDA was $202.8 million for the nine months ended September 30, 2024 compared to $192.1 million during the same period in 2023, representing an increase of $10.7 million. The increase in Adjusted EBITDA was primarily driven by higher gross profit, partially offset by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs.

Income from discontinued operations

For the nine months ended September 30, 2024, we recognized income from discontinued operations, net of income taxes, of $0.9 million. For the nine months ended September 30, 2023, we recognized income from discontinued operations net of income taxes, of $424.9 million, which included the gain on the sale of AeroTech of $444.1 million, net of tax, that was completed during the third quarter of 2023.

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

The tables below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The following table presents a reconciliation of the Company's reported Income from continuing operations to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Income from continuing operations	$38.1	$31.1	$91.5	$76.6
Income tax provision	9.5	4.6	14.3	17.8
Interest (income) expense, net	(1.8)	0.9	(6.2)	14.5
Depreciation and amortization	22.2	23.1	66.5	69.3
EBITDA from continuing operations	68.0	59.7	166.1	178.2

Restructuring related costs (1)	(0.2)	6.4	1.1	9.7
Pension expense, other than service cost (2)	1.0	0.2	3.0	0.6
M&A related costs (3)	12.9	—	32.6	3.6
Adjusted EBITDA from continuing operations	$81.7	$66.3	$202.8	$192.1
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Income from continuing operations	$38.1	$31.1	$91.5	$76.6

Non-GAAP adjustments
Restructuring related costs	(0.2)	6.4	1.1	9.7
M&A related cost	12.9	—	32.6	3.6
Amortization of bridge financing debt issuance cost	1.2	—	2.4	—
Impact on tax provision from Non-GAAP adjustments(1)	(3.6)	(1.9)	(9.3)	(4.2)
Deferred tax benefit related to an internal reorganization	—	—	(8.8)	—
Adjusted income from continuing operations	$48.4	$35.6	$109.5	$85.7

Income from continuing operations	$38.1	$31.1	$91.5	$76.6
Total shares and dilutive securities	32.2	32.2	32.2	32.1
Diluted earnings per share from continuing operations	$1.18	$0.97	$2.84	$2.39

Adjusted income from continuing operations	$48.4	$35.6	$109.5	$85.7
Total shares and dilutive securities	32.2	32.2	32.2	32.1
Adjusted diluted earnings per share from continuing operations	$1.50	$1.11	$3.40	$2.67
(1) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the quarters ended September 30, 2024 and 2023, respectively.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash provided by continuing operating activities	$103.9	$95.6
Less: capital expenditures	27.9	46.2
Plus: proceeds from sale of fixed assets	0.9	1.2
Plus: pension contributions	2.3	11.2
Free cash flow (FCF)	$79.2	$61.8

Restructuring

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan included streamlining operations and enhancing our general and administrative infrastructure. The Company recognized restructuring charges of $17.9 million, net of a cumulative release of the related liability of $7.5 million. The 2022/2023 restructuring plan was completed as of March 31, 2024.

The following table details the cumulative amount of annualized savings and incremental savings for the 2022/2023 restructuring plan:

	Cumulative Amount	Incremental Amount			Cumulative Amount
(In millions)	As of December 31, 2023	During the quarter ended March 31, 2024	During the quarter ended June 30, 2024	During the quarter ended September 30, 2024	As of September 30, 2024
Cost of sales	$4.9	$1.7	$1.4	$0.8	$8.8
Selling, general and administrative	6.2	1.5	1.3	1.0	10.0
Total restructuring savings	$11.1	$3.2	$2.7	$1.8	$18.8
Cumulative savings for the 2022/2023 restructuring plan is expected to be $20.0 million. Savings expected to be realized during the remainder of 2024 are approximately $1.0 million.

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

For the nine months ended September 30, 2024, we had operating cash flows from continuing operations of $103.9 million. For full year 2024, we expect to generate positive cash flows. Our liquidity as of September 30, 2024, or cash plus borrowing ability under our existing revolving credit facilities, was $1.3 billion.

The cash flows generated by our continuing operations are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt repayments, dividends, periodic pension contributions, and other financing arrangements.

We expect to use the cash on our balance sheet for our stated capital allocation priorities, as well as partially fund the Marel transaction and pay any related debt financing costs and anticipated pre-close transaction costs. We expect to incur approximately $40 million of pre-close transaction costs during 2024, and will incur additional financing and transaction costs in the event the Marel Transaction closes.

Based on our current capital allocation objectives, during 2024, we anticipate capital expenditures to be between $40 million and $50 million. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions.

As of September 30, 2024, we had $534.5 million of cash and cash equivalents, $44.5 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and required taxpayers to amortize such expenditures in the U.S. over five years. As a result, we expect an adverse impact of approximately $9 million to our cash from continuing operations in 2024.

Cash Flows

Cash flows for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023
Cash provided by continuing operating activities	$103.9	$95.6
Cash (required) provided by continuing investing activities	(31.8)	612.7
Cash required by continuing financing activities	(23.1)	(345.7)
Effect of foreign exchange rate changes on cash and cash equivalents	1.4	(2.6)
Net increase in cash from continuing operations	$50.4	$360.0

Cash provided by continuing operating activities during the nine months ended September 30, 2024 was $103.9 million, representing a $8.3 million increase compared to the same period in 2023. This increase was driven primarily by a higher income from continuing operations, lower payments as a result of improved vendor terms and lower contributions on our pension plans. These increases were partially offset by lower customer collections of advanced payments and trade receivables and higher inventory purchases during the period.

Cash required by investing activities was $31.8 million during the nine months ended September 30, 2024, compared to cash provided of $612.7 million during the same period in 2023. The cash outflow during the period was driven primarily by spending on capital expenditures, which was lower compared to the prior period as we completed the initial development and deployment of our OmniBluTM platform in 2023. The prior year cash provided was primarily comprised of the proceeds from the sale of AeroTech, partially offset by the purchase of marketable securities.

Cash required by financing activities was $23.1 million during the nine months ended September 30, 2024, compared to cash required of $345.7 million during the same period in 2023. The decrease in cash outflow in the period was driven by the debt repayments for our revolving credit facility in the prior period that did not recur in 2024, partially offset by the payment of debt issuance costs related to the Bridge Credit Agreement entered into during the second quarter of 2024 and higher payment of taxes withheld on stock-based compensation awards.

Financing Arrangements

As of September 30, 2024, we had $250.0 million drawn on and $1.0 billion of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant referenced below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of September 30, 2024, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants.

During October 2024, we successfully secured commitments for our deal-contingent financing structure, consisting of a 5-year, amended and restated $1.8 billion revolving credit facility and a 7-year, $900 million Senior Secured Term Loan B (the "Term Loan B"). This is consistent with our plan to establish a long-term financing structure. Upon the Marel Transaction closing, we will terminate the €1.9 billion Bridge Credit Agreement.

The revolving credit facility will retain the same pricing grid as our existing revolving credit facility. The Term Loan B will have secured pricing of SOFR plus 225 basis points. This pricing structure will step down to SOFR plus 200 basis points once leverage is below 3.25x. Additionally, the Term Loan B includes a ticking fee with no fees to be paid for the first 60 days following allocation of commitments, which occurred on October 9, 2024. We expect to utilize our available cash, proceeds from the Term Loan B, and borrowings on the revolving credit facility to fund the cash portion of the Marel Transaction, refinance Marel's existing debt, and pay transaction related fees and expenses. As a result, we expect to have ample liquidity at the time of the transaction close to support the ongoing operations of the combined company.

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

As of September 30, 2024, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income.

As a result, as of September 30, 2024 all of our total outstanding debt of $652.5 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and all of the revolving credit facility subject to an average fixed rate of 0.76% in addition to the premium charged for the credit spread on our revolving credit facility.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2024. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2024. We have concluded that, as of September 30, 2024, our disclosure controls and procedures were:

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

There were no changes in controls that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

A lawsuit was filed in connection with the Marel Transaction and additional lawsuits may be filed against JBT, Marel, the combined company and members of their respective boards of directors that challenge the Marel Transaction. An adverse ruling in any such lawsuit may prevent the Marel Transaction from becoming effective or from becoming effective within the expected timeframe and/or have an adverse impact on the combined company’s business and operations.

Transactions such as the Marel Transaction are frequently subject to litigation or other legal proceedings, including actions alleging disclosure violations and actions alleging that the board of directors of JBT (the “JBT Board”) or the board of directors of Marel breached their respective fiduciary duties to their stockholders or shareholders, as applicable, by entering into the transaction agreement with Marel, by failing to obtain a greater value in the Marel Transaction for their stockholders or shareholders, as applicable, or otherwise. For example, a lawsuit was filed by a purported JBT stockholder alleging that, among other things, the proxy statement mailed to JBT stockholders omits material information concerning the Marel Transaction. In the complaint, which was filed in the Circuit Court of DuPage County, Illinois, and captioned Garfield v. Brasier, et al., No. 2024CH000184, the plaintiff asserted certain disclosure claims under Illinois law and requested, among other things, an injunction against the JBT stockholder vote absent disclosure of additional information to JBT’s stockholders. As further described in Item 8.01 of JBT's Current Report on Form 8-K filed on August 1, 2024 (the "Supplemental Disclosures 8-K"), in order to moot the various disclosure claims in the complaint, JBT determined it would voluntarily file certain supplemental disclosures, and as a result, the defendants and the plaintiff in the complaint entered into a memorandum of understanding whereby the plaintiff agreed to voluntarily dismiss with prejudice all claims against the defendants upon JBT's filing of such supplemental disclosures, among other things. Following the filing of the Supplemental Disclosures 8-K, on August 5, 2024, the complaint was dismissed with prejudice.

In addition, certain purported JBT stockholders have sent Demand Letters making similar allegations of material omissions in the proxy statement. Neither JBT nor Marel can provide assurance that lawsuits will not be filed on the basis of the allegations in the demand letters or that any other litigation or legal proceedings will not be brought. An adverse outcome in such matters, as well as the costs and efforts of a defense, even if successful, could have a material adverse effect on the business, results of operation or financial condition of JBT, Marel or the combined company, including through the possible diversion of such company’s resources or distraction of key personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2024 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1, 2024 through July 31, 2024	—	$—	—	$17.2
August 1, 2024 through August 31, 2024	—	—	—	17.2
September 1, 2024 through September 30, 2024	—	—	—	17.2
	—	$—	—	$17.2

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1*	Letter of Assignment, dated July 29, 2024, between the Company and Augusto Rizzolo.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

John Bean Technologies Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Vice President, Corporate Controller and duly authorized officer
(Principal Accounting Officer)
Date: October 23, 2024