Form 10-K
period 2024-12-31
JBT Marel Corp
filed 2025-02-28
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 1-34036
JBT Marel Corporation
(Exact name of registrant as specified in its charter)

Delaware	91-1650317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
70 West Madison Street, Suite 4400
Chicago, IL 60602
(Address of principal executive offices)
(312) 861-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.01 par value	JBTM	New York Stock Exchange
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

The aggregate market value of common stock held by non-affiliates of the registrant on the last business day of the registrant’s most recently completed second fiscal quarter was: $2,988,864,690.
At February 20, 2025, there were 51,880,294 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

EXPLANATORY NOTE

In conjunction with the combination of John Bean Technologies Corporation and Marel hf., the corporation changed its name and stock ticker symbol to “JBT Marel Corporation” and “JBTM”, respectively, effective January 2, 2025. Unless otherwise specified or indicated by context, references herein to “JBT Marel”, “JBT Corporation”, “JBT”, “we”, “us”, “our” and the “Company” refer to John Bean Technologies Corporation and its subsidiaries for periods ending on or before the name change and to JBT Marel Corporation and its subsidiaries for any references after the name change.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements related to our business and our results of operations, the benefits or results of the Marel Transaction (as defined below), our strategic plans, our restructuring plans and expected cost savings from those plans and our liquidity. The factors that could cause our actual results to differ materially from expectations include but are not limited to the following factors:
•the inability to successfully integrate the legacy businesses of JBT and Marel, operationally, technologically, culturally or otherwise, in a manner that permits the combined company to achieve the benefits and synergies anticipated from the Marel Transaction on the anticipated timeline or at all;
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
SUMMARY OF RISK FACTORS

The following is a summary of the principal material risks that could adversely affect our business, operations and financial results:

Risks Related to the Marel Transaction
•We may not realize some or all of the expected benefits and synergies from the Marel Transaction or do so within the intended timeframe and the integration costs may exceed estimates.
•Our maintenance of two stock exchange listings may adversely affect liquidity in the market for our common stock and could result in pricing differentials of our common stock between the two stock exchanges.
•We may not be able to retain customers or suppliers, and customers or suppliers may seek to modify contractual obligations with our combined company, either of which could have an adverse effect on our combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with JBT or Marel as a result of the Marel Transaction.
•We may not be able to timely and effectively implement controls and procedures over Marel’s operations as required under the U.S. securities laws.

Other Business and Operational Risks
•Our financial results are subject to fluctuations caused by many factors that could result in our failing to achieve anticipated financial results and cause a drop in our stock price.
•The cumulative loss of several significant contracts may negatively affect our business, financial condition, results of operations, and cash flows.
•We may lose money or not achieve our expected profitability on fixed-price contracts.
•Infrastructure failures or catastrophic loss at any of our facilities, including damage or disruption to our information systems and information database, could lead to production and service curtailments or shutdowns and negatively affect our business, financial condition, results of operations, and cash flows.
•We are subject to cyber-security risks arising out of breaches of security relating to sensitive company, customer, and employee information and to the technology that manages our operations and other business processes.
•Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.
•We rely on our ability to successfully grow our installed base through long-term customer relationships.

Industry Risks
•Deterioration of economic conditions could adversely impact our business.
•Variability in the length of our sales cycles makes accurate estimation of our revenue in any single period difficult and can result in significant fluctuation in quarterly operating results.
•Our inability to secure raw material supply, component parts, sub-assemblies, finished good assemblies, installation labor, and/or logistics capacity in a timely and cost-effective manner from suppliers would adversely affect our ability to manufacture, install and/or distribute products to customers.
•An increase in energy or raw material prices may reduce the profitability of our customers, which ultimately could negatively affect our business, financial condition, results of operations, and cash flows.
•Changes in food consumption patterns due to dietary trends or economic conditions may adversely affect our business, financial condition, results of operations, and cash flows.
•Freezes, hurricanes, droughts, other natural disasters, adverse weather conditions, outbreak of animal borne diseases (H5N1, BSE, or other virus strains affecting poultry or livestock), citrus tree diseases, or food borne illnesses or other food safety, or quality concerns may negatively affect our business, financial condition, results of operations, and cash flows.
•Customer sourcing initiatives may adversely affect our new equipment and aftermarket businesses.

Legal and Regulatory Risks
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
•Environmental protection initiatives may negatively impact the profitability of our business.

•Our operations and industries are subject to a variety of U.S. and international laws, which can change. We therefore face uncertainties with regard to lawsuits, regulations, and other related matters.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

Business Strategy Risks
•We face risks associated with current and future acquisitions.
•We have invested substantial resources in certain markets and strategic initiatives where we expect growth, and our business may suffer if we are unable to achieve the growth we expect.
•The industries in which we operate expose us to potential liabilities arising out of the installation or use of our systems that could negatively affect our business, financial condition, results of operations, and cash flows.

Technology Risks
•To remain competitive, we need to rapidly and successfully develop and introduce complex new solutions in a global, competitive, demanding, and changing environment.
•Our product offering includes equipment and systems supported by our proprietary Axin software platform and/or other integrated software solutions. Any malfunctioning or other failure of such software could result in disruption of customers’ operations, which could have adverse effects on our business.
•Our future growth is dependent on our ability to keep pace with the adoption of generative artificial intelligence and other machine learning technologies to remain competitive.
•High-capacity products or products with new technology may be more likely to experience reliability, quality, or operability problems.
•We may need to make significant capital and operating expenditures to keep pace with technological developments in our industry.
•If we are unable to develop, preserve, and protect our intellectual property assets, our business, financial condition, results of operations, and cash flows may be negatively affected.
•Claims by others that we infringe their intellectual property rights could harm our business, financial condition, results of operations, and cash flows.

Risks Related to Ownership of Our Securities
•The convertible note hedge and warrant transactions may negatively affect the value of the Notes and our common stock.
•We are subject to counterparty risk with respect to the convertible note hedge transactions.
•Conversion of the Notes or exercise of the warrants evidenced by the warrant transactions may dilute the ownership interest of existing stockholders.
•Any dividend paid is subject to various factors, including our financial condition and results of operations.

General Risks
•Fluctuations in currency exchange rates could negatively affect our business, financial condition, and results of operations.
•Our existing financing agreements include restrictive and financial covenants.
•Fluctuations in interest rates could adversely affect our results of operations and financial position.
•As a result of our acquisition activity, our goodwill and intangible assets have increased significantly in recent years, and we may in the future incur impairments to goodwill or intangible assets.
•Our actual operating results may differ significantly from our guidance.
•Our indebtedness increased substantially following the consummation of the Marel Transaction. This increased level of indebtedness could adversely affect our operational flexibility, increase borrowing costs and limit the cash flow available for our operations and we may not be able to generate sufficient cash to service all of our indebtedness. We may be forced to take certain actions to satisfy our obligations under our indebtedness or we may experience a financial failure.

PART I

ITEM 1.    BUSINESS

GENERAL

We are a leading and diversified global technology solutions and service provider to high-value segments of the food and beverage industry. We design, produce, and service sophisticated products and systems for multi-national and regional customers. Our purpose is to transform the future of food by providing solutions that substantially enhance our customers’ success, and in doing so design, produce and service sophisticated and critical products and systems for food and beverage companies that improve yields and boost efficiency.

We were originally incorporated in Delaware in May 1994. Our principal executive offices are located at 70 West Madison, Suite 4400, Chicago, Illinois 60602 and our European headquarters is located at Austurhraun 9, 210 Gardabaer, Iceland.

Operating results and additional financial data and commentary are provided in the Results of Continuing Operations section in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.

Strategic Acquisition of Marel hf.

On April 4, 2024, we entered into a definitive agreement (the "Transaction Agreement") to make a voluntary takeover offer (the "Offer") for all of the issued and outstanding shares of Marel hf. ("Marel"). Pursuant to this Offer, we closed the acquisition of Marel (the "Marel Transaction") on January 2, 2025, in accordance with the terms of the Transaction Agreement. The purpose of the Marel Transaction was to create a leading and diversified global food and beverage technology solutions provider by bringing together two renowned companies with long histories, complementary product portfolios, highly respected brands, and cutting-edge technology to enable global customers to more efficiently access industry leading technology worldwide. Refer to Note 22. Subsequent Events of the Notes to the Consolidated Financial Statements for additional information on the Marel Transaction.

As described above, in conjunction with the combination of JBT and Marel, JBT changed its corporate name and stock ticker symbol to “JBT Marel Corporation” and “JBTM,” respectively, on January 2, 2025. Shares of JBTM remain listed on the New York Stock Exchange (NYSE) with a secondary listing on Nasdaq Iceland. Shares of JBTM commenced trading on both NYSE and Nasdaq Iceland on January 3, 2025.

The combined company will initially operate through two segments, JBT and Marel, which are comprised of the legacy operations of each business. The disclosures in this "Item 1. Business" of the Annual Report on Form 10-K speak to the combined company subsequent to the Marel Transaction unless otherwise noted.

DESCRIPTION OF BUSINESS

We provide comprehensive solutions throughout the food production value chain extending from primary processing through packaging systems for a large variety of food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, plant-based meat alternatives, dairy, bakery, pet foods, soups, sauces, juices, and aqua feed. Our solutions also support nutraceutical and powder applications. We also provide stand-alone and fully integrated automated guided vehicle systems for repetitive material handling requirements for use in manufacturing, warehouse, and other facilities.

Our equipment offerings include primary, secondary and further value-added processing, including equipment, solutions, software and services for live animal handling, stunning, slaughtering, scalding/dehairing, chilling, mixing/grinding, separation, injecting, blending, marinating, tumbling, flattening, forming, portioning, coating, cooking, frying, freezing, extracting, pasteurizing, sterilizing, concentrating, high pressure processing, weighing, inspecting (using the latest x-ray technology), filling, closing, sealing, end of line material handling, labeling, and packaging solutions, which support a large and growing portfolio of food, beverage, and health end markets. Additionally, our automated guided vehicle systems offerings include stand-alone, fully integrated, and dual-mode robotic systems for material movement requirements with a wide variety of applications including automotive manufacturing, warehousing, and medical facilities.

Our historically strong position in the markets we serve has provided us with a large installed base of systems and equipment that is a source of recurring revenue from our aftermarket parts and service offerings and re-build services for customer-owned equipment. As part of our aftermarket program, we also provide a digital solution called OmniBlu™, a subscription-based offering including integrated best-in-class service, parts availability, and machine optimization capabilities - all supported by a powerful digital infrastructure leveraging AI, machine learning, and predictive analytics. We also offer Axin, an advanced, overarching food processing software platform, which can be installed alongside our equipment and systems, as well as third-party equipment to optimize production. Integrated with hardware, Axin ranges from simple device control modules to total processing solutions, which include real-time monitoring and data analytics of key performance indicators such as yield, throughput, quality, capacity and labor efficiency. We provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, such as PRoCARE® and consulting services. We offer full service operating leases on certain high-capacity industrial extractors, which include routine parts and maintenance support. JBT's recurring revenue accounted for 49% of total revenue in 2024.

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

We have operations strategically positioned around the world to serve our existing equipment installed base located in more than 100 countries. Our principal production facilities are located in the United States (Arkansas, California, Florida, Georgia, Kansas, New York, North Carolina, Ohio, Pennsylvania, Virginia and Wisconsin), Brazil, Belgium, Denmark, Germany, Iceland, Italy, Slovakia, Spain, Sweden, the Netherlands, and the United Kingdom. In addition to sales and services offices based in more than 30 countries, we also support our customers in their development of new food products and processes as well as the refinement and testing of their current applications through 17 technical centers located in the United States (California, Florida, Iowa, Kansas, and Ohio), Mexico, Brazil, Belgium, Denmark, Germany, Italy, Spain, Sweden, and the Netherlands. Our global presence allows us to provide direct customized support to customers virtually anywhere they process food.

Sale of AeroTech
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

Solutions, Products and Services
We offer a broad portfolio of systems, equipment and services to our customers which are often sold as part of a fully integrated processing line solution. Our systems are typically customized to meet a large variety of customer application needs within food and beverage groups, including poultry, beef, pork, seafood, ready-to-eat meals, fruits, vegetables, plant-based meat alternatives, dairy, bakery, pet foods, soups, sauces, juices, and aqua feed. Thus, actual production capacity ranges vary and are dependent on the food and product packaging type being processed. Our fully integrated processing lines often span from the initial point of entry of raw products through further processing and end of line packaging.

The initial step in the food processing cycle is primary processing, where the edible food product is extracted from the raw commodity or preserved in its raw form to increase shelf life. Our primary processing offerings increase food yield, lower energy and water usage, reduce food waste, and enhance food safety. In the primary processing space, we offer solutions for meat and poultry applications, and fruit and vegetable processing equipment. Products in the primary processing space include:
•poultry overhead and conveyance systems;
•offal and feather processing;
•meat and poultry processing applications, including stunning, bleeding, scalding, picking, evisceration, maceration, water re-use, paw processing, cut-up and deboning, wing segmentation, and skinning equipment;
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

The next step in the food processing cycle is secondary processing where the raw ingredients prepared through primary processing are transformed into consumable food products or are further preserved. Our secondary processing offerings add further value by transforming food into a more marketable and edible product while reducing labor through automation, increasing yields, improving product quality, reducing energy and water usage, lowering food waste, and enhancing food safety. In the secondary processing space, we supply a broad portfolio of processing solutions for customers producing protein products, such as meat, poultry, and seafood, and liquid food and beverage products, including products used standalone or as ingredients in dairy products, bakery products, and fruit-based beverages. Products in the secondary processing space include:
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

The final step in the food processing cycle is further processing where the food product is further refined through a variety of different value added techniques for broader or more convenient consumption. Our further processing offerings enhance the quality of the final food product while reducing labor through automation, improving product quality, reducing energy and water usage, lowering food waste, and enhancing food safety. In the further processing space, we supply a comprehensive portfolio of high-volume industrial cooking and freezing solutions, in addition to capabilities in filling, mixing and blending, high pressure processing, fresh-cut produce, infant food, pet food, and pharma/nutraceuticals. Products in the further processing space include:
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

In the packaging space, we supply packaging systems, tray seal packaging equipment, and case packers providing automatic in-line solutions for the food segment. Our tray sealing solutions help extend the shelf life of packaged food and can reduce plastic consumption versus traditional packaging methods, offering solutions in a wide range of industries including, food, pharmaceutical, and retail markets.

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

As part of our aftermarket program, we also provide a digital solution called OmniBlu™, a subscription-based offering including best-in-class service, parts availability, and machine optimization capabilities - all supported by a powerful digital infrastructure leveraging AI, machine learning, and predictive analytics. We also offer Axin, our advanced, overarching food processing software platform, which can be installed alongside our equipment and systems, as well as third-party equipment to optimize production and facilitate green reporting. Integrated with hardware, Axin ranges from simple device control modules to total processing solutions, which include real-time monitoring and data analytics of key performance indicators such as yield, throughput, quality, capacity and labor efficiency. We also provide continuous, proactive service to our customers including the fulfillment of preventative maintenance agreements, such as PRoCARE® and consulting services.

Order Backlog
For information regarding our order backlog, refer to the section entitled “Inbound Orders and Order Backlog” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K

Sales and Marketing
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

Competition
We conduct business worldwide and compete with large multinational companies as well as a variety of local and regional companies of various sizes and cost structures, which typically are focused on a specific application, technology or geographical area. All of our business lines serve highly competitive markets.

JBT Marel's major competitors include, but are not limited to, Advanced Equipment Inc.; Alit SRL; Allpax Products, Inc.; Atlas Pacific Engineering Company, Inc.; Barry-Wehmiller Companies, Inc.; Brown International Corp.; CFT S.p.A.; Egemin Automation Inc.; Elettric 80 S.p.a. Italia; Ferrum; Food Processing Equipment Company; FPS Process Foods Solutions; GEA Group AG; Krones; METALQUIMIA, S.A.; Mettler-Toledo International, Inc.; Morris & Associates, Inc.; MYCOM; Middleby Corporation; Nantong Freezing Equipment Company, Ltd.; Poly-clip system GmbH & Co. KG; Provisur Technologies, Inc.; Shibuya Corporation; Starfrost; Statco Engineering; Steriflow SAS.; Tetra Laval; Tecnopool S.p.A; Heinen Freezing GmbH & Co. KG; Square Technology Group Co., Ltd; DSI Dantech A/S; Duravant LLC; Fortifi Food Processing Solutions; ProMach Inc, Meyn Food Processing Technology B.V.; Jarvis Products Corporation; Frontmatec Group ApS; Baader GmbH & Co. KG; and Bühler Group.

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

Geographic Information
We have operations strategically positioned around the world to serve our existing equipment base located in more than 140 countries. See Item 1A. Risk Factors for a discussion of risks associated with our global operations.

Customers
No single JBT customer accounted for more than 10% of our total revenue in any of the last three fiscal years.

Patents, Trademarks and Other Intellectual Property
We seek to protect and enhance our proprietary intellectual property rights through patent, copyright, trademark, and trade secret laws, as well as through technological safeguards and operating policies and procedures designed and implemented by our intellectual property team. We own a number of United States and foreign patents, trademarks, and licenses that are cumulatively important to our business. We own approximately 3,039 United States and foreign issued patents and have approximately 863 patent applications pending in the United States and abroad. Further, we license certain intellectual property rights to or from third parties. We also own numerous United States and foreign trademarks and trade names and have approximately 1,340 registrations and pending applications in the United States and abroad. Developing and maintaining a strong intellectual property portfolio is an important component of our strategy to extend our technology leadership. However, we do not believe that the loss of any one or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

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

Human Capital Management
We have employees geographically dispersed throughout the world. We have approximately 12,200 employees worldwide, with approximately 28% located in the United States. None of our employees in the United States are represented by collective bargaining agreements. Outside the United States, we enter into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. Approximately 74% of our international employees are covered by global employee representation bodies. We have historically maintained good employee relations and have successfully concluded all of our recent negotiations without a work stoppage. However, we cannot predict the outcome of future contract negotiations.

Our strong employee base, along with their commitment to our uncompromising values of create with collaboration, serve with integrity, grow with excellence, and advance with innovation, provide the foundation of our company’s success. Employee safety, and managing the risks associated with our workplace, is of paramount importance to us. We give employees the training and tools to manage risk. We also empower employees to stop work if they encounter an unsafe situation. The JBT Marel Health and Safety program operates under management's belief that all injuries can be prevented, with a company objective of "Zero Incidents, Worldwide, Every Day.”

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

At JBT Marel, we are committed to fostering a workplace where every employee feels included, valued, and connected. We believe that an inclusive culture, where people experience a strong sense of belonging, drives innovation, strengthens collaboration, and enhances overall engagement. Our approach to inclusion is intentional and embedded across all aspects of our operations, ensuring that JBT Marel remains a welcoming and supportive environment for all employees.

Employee Experience and Engagement. To gain meaningful insights into how our employees experience inclusion, we conduct bi-annual engagement surveys that include an index focused on company values and belonging. This allows us to assess the overall sense of belonging among our workforce and identify opportunities for improvement. By leveraging this data, we implement targeted strategies such as mentorship programs, leadership training, and inclusive team initiatives that strengthen our workplace culture. Tracking our progress in this way helps us continuously refine our approach, ensuring that every employee feels heard and supported.

A key driver of our inclusion strategy is the Global Diversity Equity Inclusion and Belonging (DEIB) Council, which is dedicated to developing and advancing initiatives that foster a culture where all employees can thrive. This council plays a pivotal role in shaping programs, processes, and communications that support our long-term commitment to inclusion and belonging.

We also support Employee Network Communities (ENCs), which provide safe and empowering spaces for employees to connect, share experiences, and contribute to an inclusive workplace. Our current ENCs include the Women’s Inclusion Network (WIN), BEST (Black Employees Supporting Talent), and a global military veterans ENC. Additional ENCs will be established based on employee interest, with plans for future expansion in 2025 and beyond. These communities are open to all employees and play an essential role in fostering connections, professional growth, and a shared sense of belonging across JBT Marel.

Health, Safety, and Employee Well-being. Providing a healthy and safe working environment for all employees, contractors, and visitors across our facilities has always been a top priority. Employees interacting with industrial machinery in our manufacturing, distribution, service, and maintenance operations face risks, including potential injuries and long-term health impacts. To mitigate these risks, we have implemented a global Health, Safety, and Environment (HSE) policy, ensuring a consistent and proactive approach to workplace safety.

Local management in all JBT Marel entities is responsible for ensuring compliance with our HSE policy as well as with local occupational safety laws and regulations in the regions where we operate. Additionally, our dedicated global HSE team monitors compliance and facilitates continuous improvement. Over the past five years, our commitment to HSE standardization has resulted in a steady reduction in both the total recordable injury rate (TRIR) and absolute number of injuries. Some locations have even been recognized as incident-free for over 12 months, reinforcing our ongoing dedication to workplace safety.

Supporting Our People and Communities. Our commitment to inclusion and engagement extends beyond our organization into the communities where we operate. Through our corporate giving program, aligned with the UN Sustainable Development Goals, we support efforts that address critical challenges such as food insecurity and underserved communities. Our matching gift plan amplifies these efforts by matching employee contributions to eligible organizations, reinforcing our collective impact.

Our 'Feed Your Growth' performance management process and Global Talent Development Review ensure that all employees have access to opportunities for development, leadership growth, and career advancement. Additionally, our Leadership Framework provides a clear path for building key leadership competencies that contribute to an inclusive and high-performing organization.

We are also committed to respecting the rights of all employees to freedom of association and collective bargaining without discrimination, as established by the International Labour Organisation (ILO) Conventions on Freedom of Association and Protection of the Right to Organize (C.87) and the Right to Organize and Collective Bargaining (C.98). We work to ensure that all employees, as well as those of our business partners, can exercise these rights freely, reinforcing our broader commitment to ethical business practices and workplace fairness.

Leadership Commitment. At JBT Marel, our leadership team, guided by deep industry expertise and a commitment to fostering inclusion, plays a vital role in shaping our culture and driving our success. Our CEO has signed the CEO Action for Diversity & Inclusion pledge, underscoring our commitment to maintaining a workplace where every employee can thrive.

By prioritizing inclusion and belonging, we continue to strengthen our organization, empower our workforce, and reinforce JBT Marel’s position as a global industry leader.

For details on risks related to management retention and attraction, see “Part 1. Item 1A. Risk Factors.” Our leadership's dedication ensures our ongoing growth and reinforces our inclusive competitive edge.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of JBT Corporation, together with the offices currently held by them, their business experience and their ages as of February 20, 2025, are as follows:

Name	Age	Office
Brian A. Deck	56	Chief Executive Officer
Matthew J. Meister	46	Executive Vice President and Chief Financial Officer
Arni Sigurdsson	41	President
Shelley Bridarolli	54	Executive Vice President, Chief Human Resources Officer
James L. Marvin	64	Executive Vice President, Chief Legal Officer and Assistant Secretary
Luiz "Augusto" Rizzolo	47	Executive Vice President, Regions and Integration
Robert Petrie	55	Executive Vice President and President, Meat and Prepared Foods
Roger Claessens	49	Executive Vice President and President, Poultry
Mary Beth Siddons	61	Executive Vice President and President, Diversified Food and Health
Jesper Hjortshoj	56	Executive Vice President and President, Fish and Retail Foodservice Solutions
Jessi L. Corcoran	42	Vice President, Corporate Controller and Chief Accounting Officer

BRIAN A. DECK has been our Chief Executive Officer since December 2020 and served as President of JBT from December 2020 to January 2025. He was previously our interim Chief Executive Officer from June 2020 to December 2020. Mr. Deck served as our Vice President and Chief Financial Officer from February 2014 until December 2020. Prior to joining JBT, he served as Chief Financial Officer (since May 2011) of National Material L.P., a private diversified industrial holding company. Mr. Deck served as Vice President of Finance and Treasury (November 2007 to May 2011) and as Director, Corporate Financial Planning and Analysis (August 2005 to November 2007) of Ryerson Inc., a metals distributor and processor. Prior to his service with Ryerson, Mr. Deck held various positions with General Electric Capital, Bank One (now JPMorgan Chase & Co.), and Cole Taylor Bank.

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

ARNI SIGURDSSON was appointed as President of JBT Marel upon the closing of the Marel Transaction in January 2025. Prior to that, Mr. Sigurdsson was appointed Chief Executive Officer of Marel in December 2023, after leading Marel as Interim Chief Executive Officer since November of the same year. He took over the role of Chief Business Officer and Deputy Chief Executive Officer of Marel in November 2022, where he was responsible for Marel’s business divisions, in addition to the overall business growth and the strategic direction of Marel. Mr. Sigurdsson joined Marel in 2014 as Head of Strategy, before transitioning to the role of Chief Strategy Officer & Executive Vice President of Strategic Business Units from 2020 to 2022. Before joining Marel, Mr. Sigurdsson worked at AGC Partners and Landsbanki Íslands, where he supported Marel in the acquisition of Stork Food Systems.

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

JAMES L. MARVIN became our Executive Vice President and Chief Legal Officer in January 2025. He previously served as our Executive Vice President and General Counsel from May 2014 to January 2025, and served as Secretary from July 2008 to August 2018, subsequent to which he has served as Assistant Secretary. From July 2008 until May 2014, Mr. Marvin served as Deputy General Counsel and Secretary, acting as Division Counsel for our former AeroTech Division and managing corporate legal matters. Mr. Marvin joined FMC Technologies, Inc. in April 2003, serving as Assistant General Counsel and Assistant Secretary, acting as Division Counsel for FMC Technologies’ Airport Systems Division and managing corporate legal matters. Before joining FMC Technologies in 2003, Mr. Marvin served in the roles of Chief Corporate Counsel and Division Counsel for Corporate Finance at Heller Financial, Inc., a publicly-traded middle-market financial services business. Mr. Marvin was previously a partner with the Chicago-based law firm Katten Muchin Zavis, with a practice focused in commercial financial transactions. Mr. Marvin was a corporate securities attorney with O’Connor Cavanagh Anderson Westover Killingsworth & Beshears in Phoenix, Arizona.

LUIZ “AUGUSTO” RIZZOLO became the Executive Vice President, Regions and Integration in January 2025 after serving as the Executive Vice President and President, Diversified Food and Health from October 2022 to January 2025. Previously, Mr. Rizzolo served as a President, Protein North America from 2020 through 2024, and as the Vice President, General Manager of Protein North America Customer Care from 2019 to 2020. Prior to joining JBT, Mr. Rizzolo was the Group President, Specialty Retail Business at Marmon Holdings, Inc. from 2018 to 2019. Prior to that, he worked at Illinois Tool Works from 2014 to 2018 as VP/GM at various times of each of the Global Weight & Wrap Division and the North America Service Division, and at Whirlpool Corporation from 2003 to 2014 in positions of increasing responsibility.

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

ROGER CLAESSENS became our Executive Vice President, Poultry in January 2025, following the close of the Marel Transaction. He had previously served as the Executive Vice President Poultry at Marel since September 2019. Mr. Claessens joined Marel in 2001 and has held various leadership positions, including Director of Innovation for Marel Poultry, Manager of Technological Support, and Technological Product Specialist, where he played a key role in product innovation and customer solutions. Before joining Marel, Mr. Claessens worked at Nutreco/Hendrix UTD as a Construction and Environmental Advisor from 2000 to 2001.

MARY BETH SIDDONS became our Executive Vice President and President of Diversified Food & Health in January 2025, following the close of the Marel Transaction. Previously, Ms. Siddons served as President of JBT Diversified Food & Health North America from January 2024 to January 2025 and President of JBT Processing Group from October 2022 to January 2024. Prior to joining JBT, Ms. Siddons was President of the Industrial Solutions Division at Spectris plc, a supplier of precision instrumentation and controls, from February 2021 to October 2022 and Sector President of Retail Solutions at Marmon Holdings from 2017 to 2019. She also held various executive roles at Spatz Laboratories, ITW, and Snap-on Incorporated.

JESPER HJORTSHOJ became our Executive Vice President, Fish and Retail Foodservice Solutions in January 2025, following the close of the Marel Transaction. He had previously served as the Executive Vice President Fish, Retail Food Service Solutions, and Wenger Group at Marel since January 2024. Mr. Hjortshoj joined Marel in 2006 and has held various leadership positions, including Vice President of Business Development from January 2022 to January 2024, President of Wenger from June 2022 to July 2023, Vice President of Prepared Foods from April 2020 to January 2022, Executive Vice President of Marel Further Processing B.V. from February 2017 to April 2020, and Director of Strategy and Portfolio for Global Innovation from May 2015 to February 2017.

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

RISKS RELATED TO THE MAREL TRANSACTION

We may not realize some or all of the expected benefits and synergies from the Marel Transaction or do so within the intended timeframe and the integration costs may exceed estimates.

On January 2, 2025, we closed the voluntary takeover offer for all of the issued and outstanding shares of Marel. The success of the Marel Transaction will depend, in part, on our ability to realize the anticipated benefits from combining JBT and Marel's businesses. We have and continue to devote substantial management attention and resources to the integration of the combined company's business practices and operations so that we can fully realize the anticipated benefits of the Marel Transaction, including cost and revenue synergies. Nonetheless, difficulties may arise during the integration process that could result in the failure to realize the anticipated benefits and synergies and could have an adverse effect on our business, results of operations, financial condition or cash flows. Challenges that may be encountered in the integration process include, among other factors:
•the inability to successfully integrate the legacy businesses of JBT and Marel, operationally, technologically, culturally or otherwise, in a manner that permits the combined company to achieve the benefits and synergies anticipated from the Marel Transaction;
•complexities, including demands on management, associated with managing a larger, more complex, integrated business, including aligning and executing the strategy of the combined company;
•inability to retain key talent that may be difficult to replace and otherwise integrate personnel from the two companies and to address differences in corporate cultures and management philosophies;
•loss of key personnel essential to near-term performance relative to sales, operations, and customer relationships, which could adversely impact our customer retention, operating margins, orders, and backlog;
•complexities associated with: (i) integrating the offerings and services available to customers and coordinating distribution and marketing efforts in geographically separate organizations; (ii) coordinating corporate and administrative infrastructures and aligning corporate insurance coverage; (iii) coordinating accounting, information technology, communications, administration and other systems; (iv) coordinating the compliance program and creating uniform standards, controls, procedures and policies; (v) managing tax costs or inefficiencies associated with integrating the operations of the combined company; and (vi) identifying and eliminating redundant and underperforming functions and assets;
•disruption of, or the loss of momentum in, the combined company's ongoing business;
•inconsistencies in each company's standards, controls, procedures and policies or inability to timely and effectively implement controls and procedures over Marel's operations;
•difficulty or inability to comply with the covenants of the debt of the combined company;
•the increased indebtedness of the combined company as a result of the Marel Transaction, the repayment of which could impact the combined company’s business, results of operations, financial condition or cash flows; and
•difficulty in integrating or failure to maintain and expand relationships with customers, partners, suppliers or creditors.

Additionally, the success of the Marel Transaction will depend, in part, on our combined company’s ability to realize the anticipated benefits and synergies from combining JBT’s and Marel’s businesses. Although we expect the combined company to generate annual run-rate cost synergies of more than $125 million within three years of the completion of the Marel Transaction, our ability to realize such anticipated synergies may be affected by a number of factors, including, but not limited to: the use of more cash or other financial resources on integration and implementation activities than anticipated; unanticipated increases in expenses unrelated to the Marel Transaction, which may offset the expected cost savings and other synergies from the Marel Transaction. As a result, the anticipated benefits of the Marel Transaction may not be realized fully within the expected timeframe or at all, may take longer to realize, or may cost more than expected, which could materially and adversely affect our business, results of operations or financial condition, as well as adversely impact the stock price of the combined company.

In addition, we have incurred significant indebtedness in connection with the Marel Transaction. The combined company's indebtedness is substantially greater than our indebtedness prior to the Marel Transaction, and is greater than our and Marel's combined indebtedness prior to the Marel Transaction. Our substantially increased indebtedness may have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, lowering our credit ratings, increasing our borrowing costs and/or requiring us to reduce or delay investments, strategic acquisitions and capital expenditures, or to seek additional capital to refinance our indebtedness.

Our maintenance of two stock exchange listings may adversely affect liquidity in the market for our common stock and could result in pricing differentials of our common stock between the two stock exchanges.

The dual listing of our common stock on the New York Stock Exchange and Nasdaq Iceland hf. ("Nasdaq Iceland") may split trading between the two markets and adversely affect the liquidity of our common stock in one or both markets and the development of an active trading market for our common stock on Nasdaq Iceland. In addition, such dual listing may result in price differentials between the stock exchanges. Differences in the trading schedules, trading volume and investor bases, as well as volatility in the exchange rate between USD and ISK, the two trading currencies, among other factors, may result in different trading prices for our common stock on the two stock exchanges or otherwise adversely affect liquidity and trading prices of our common stock. It is possible that our stock price might be more volatile than it would be if it were listed on a single stock exchange.

A lawsuit was filed in connection with the Marel Transaction and additional lawsuits may be filed against JBT, Marel, the combined company and members of their respective boards of directors that challenge the Marel Transaction. An adverse ruling in any such lawsuit may have an adverse impact on the combined company’s business and operations.

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

We may not be able to retain customers or suppliers, and customers or suppliers may seek to modify contractual obligations with our combined company, either of which could have an adverse effect on our combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with JBT or Marel as a result of the Marel Transaction.

As a combined company, we may experience impacts on relationships with customers and suppliers that may harm our business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Marel Transaction, whether contractual rights are triggered because of the Marel Transaction or not. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with our combined company or do so on the same or similar contractual terms following the Marel Transaction. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue their relationships with us, then our business and results of operations may be harmed. If our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies or services from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

JBT and Marel incurred significant transaction fees and costs in connection with the Marel Transaction.

JBT and Marel incurred significant banking, legal, accounting and other transaction fees and costs related to the Marel Transaction. In addition, we expect to incur significant non-recurring implementation and restructuring costs associated with combining the operations of the two companies. Any cost savings or other efficiencies related to the integration of the businesses that could offset these Transaction- and combination-related costs may not be achieved in the near term, or at all. In addition, the timeline in which cost savings are expected to be realized is lengthy and may not be achieved. Failure to realize these potential synergies and cost reductions and other efficiencies in a timely manner or at all could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We may not be able to timely and effectively implement controls and procedures over Marel’s operations as required under the U.S. securities laws.

Marel was not previously subject to the information and reporting requirements of the Exchange Act, the Sarbanes-Oxley Act or other U.S. federal securities laws, including the compliance obligations relating to, among other things, the maintenance of a system of internal controls as contemplated by the Exchange Act and the Sarbanes-Oxley Act. We need to timely and effectively implement controls and procedures over Marel’s operations necessary to satisfy those requirements. We intend to take appropriate measures to establish or implement internal controls at Marel aimed at successfully fulfilling these requirements. However, it is possible that we may experience delays in implementing or be unable to implement the required internal financial reporting controls and procedures, which could result in increased costs, enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on our operations.

Further, we may discover weaknesses in its system of internal financial and accounting controls and procedures that could result in a material misstatement of its financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

Marel may be subject to U.S. economic sanctions laws that have not previously applied to Marel, which may adversely affect our business and results of operations.

U.S. persons are prohibited or restricted from engaging in certain business dealings with sanctioned countries and restricted parties pursuant to economic sanctions that are administered and enforced by various regulatory bodies, including the U.S. Department of the Treasury’s Office of Foreign Assets Control and the U.S. Department of State. Because Marel is an Icelandic company, its business and operations may not have historically been subject to such laws and regulations. The completion of the Marel Transaction may subject Marel’s business to heretofore inapplicable restrictions under these U.S. laws. It is presently contemplated that if any such regulatory approvals concerning Marel’s business are required, those approvals or actions will be sought. No assurances can be provided as to whether all required approvals and consents will be obtained. In addition, Marel’s business may now be subject to U.S. foreign investment or economic sanctions laws that may restrict our business.

OTHER BUSINESS AND OPERATIONAL RISKS

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

We manufacture our products at facilities in the United States, Brazil, Belgium, China, Denmark, Germany, Iceland, Italy, Slovakia, Spain, Sweden, the Netherlands, and the United Kingdom. An interruption in production or service capabilities at any of our facilities as a result of equipment failure or any other reasons could result in our inability to manufacture our products. In the event of a stoppage in production at any of our facilities, even if only temporary, or if we experience delays as a result of events that are beyond our control, delivery times to our customers could be severely affected. Any significant delay in deliveries to our customers could lead to cancellations.

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

We have from time-to-time experienced labor shortages and other labor-related issues. A number of factors may adversely affect the labor force available to us in one or more of our markets, including high employment levels, federal unemployment subsidies, and other government regulations, which include laws and regulations related to workers’ health and safety, wage and hour practices and immigration. These factors can also impact the cost of labor. Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. An overall labor shortage or lack of skilled labor, increased turnover, higher rates of absenteeism or labor inflation could have a material adverse effect on our results of operations. Our ability to maintain or increase our profitability is in part dependent on our ability to align our labor force with our production requirements. Whereas we seek to build in flexibility through the use of overtime, double shifts and temporary workforce, we may fail to align our staffing with our production requirements, which would expose us to increased costs and negatively affect our profitability.

We rely on our ability to successfully grow our installed base through long-term customer relationships.

We depend on our ability to successfully grow our installed base through long-term customer relationships. Our initial contact with customers, including the design, delivery and installation of processing equipment, systems and software at customers’ facilities, establishes the basis for future business with those customers. Once a solution is installed and operational at a customer’s facility, that customer can become a valuable source of continuing demand for our aftermarket business and additional equipment business. Continuing demand for such equipment, systems, software and services depends on our ability to successfully deliver solutions based on customers’ needs and execute the initial installation in a timely and professional manner that encourages the customer to continue transacting with us in the future. Any failure or perceived shortcoming in the quality of the equipment or installation process may materially adversely affect the potentially larger revenues facilitated by long-term customer loyalty and negatively impact our ability to grow our installed base.

This risk is more pronounced with respect to greenfield and large projects. The initial installation of a greenfield or large project is frequently a large, complex project that entails a significant investment by the customer and may in certain instances involve a long lead time between when the order is received and the equipment becomes operational. We may face design and engineering challenges due to the features of the customer’s operations or facilities or unforeseen obstacles to delivery and installation. In addition, any failure to deliver high quality products and service in line with the customer’s needs and expectations throughout the product development and installation process may impair our ability to secure revenues generated by maintenance, service (provided on an ad hoc basis or service level agreements) and aftermarket parts.

Moreover, if we fail for any reason to deliver a solution in line with the needs and expectations of our customers, our costs may rise if it is required to re-design or otherwise bear the risk of unforeseen delays or costs. If we fail to recoup such costs, our profit margins may deteriorate. In addition, if the quality of an installation is sub-par or not responsive to the customer’s needs, our reputation as a quality brand may suffer. Any of these failures could impair our ability to grow our installed base, which could have a material adverse effect on our business, results of operations and financial condition.

We earn a significant amount of aftermarket revenues. If we are unable to maintain the size and reliability of this part of our business, our business, results of operations and financial condition may be materially adversely affected.

Much of our total revenues are attributable to our aftermarket business, covering service, maintenance and spare parts. Because our customers rely on high throughput requirements and deal with highly perishable goods, our ability to deliver prompt and timely service is essential to our aftermarket business. Therefore, any failure to meet quality requirements, maintain sufficient inventories of spare parts or otherwise timely meet customer demands for service, maintenance or spare parts could have a material adverse effect on our business, results of operations and financial condition. Moreover, the number of specialized service or spare parts providers, with a business strategy built around servicing our equipment at a lower cost than ours, could increase. Any substantial increase in the number of competitors could erode our aftermarket business or overall market share, which could have a material adverse effect on our business, results of operations and financial condition.

Our manufacturing, distribution and service and maintenance activities are subject to health and safety risks.

Our manufacturing, distribution, service and maintenance activities involve the use of industrial machinery to produce, assemble, maintain, and service its processing equipment and systems. Employees interacting with such machinery may be injured, or incur long-term medical costs as a result of other aspects of the work environment, which injury or costs could result in legal liability or increased personnel costs for us. Such liabilities, if severe enough, could increase our costs or tarnish our reputation, either of which could have a material adverse effect on our business, results of operations and financial condition.

Our Russian operations have been and may continue to be affected by Russia’s invasion of Ukraine and related sanctions imposed in response, and we may in the future choose or be required to further limit or shut down those operations entirely.

We continue to conduct business in Russia through a wholly-owned subsidiary in Russia and provide services and spare parts to Russian customers under existing service level agreements and finalized outstanding Russian projects, as permitted under applicable U.S. and EU sanctions.

We may face risks associated with maintaining a subsidiary in Russia, or with any international operations in Russia or Belarus, including risks associated with our compliance with evolving international sanctions and potential reputational harm as a result of operations in Russia or Belarus. While we have policies and procedures in place designed to ensure compliance with applicable sanctions and trade restrictions, our employees or agents may take actions in violation of such policies and applicable law, and we could be held ultimately responsible. If we are held responsible for a violation of U.S. or EU sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations. In addition, we may in the future choose or be required to further limit or cease operations in Russia and/or Belarus entirely, in which case we will no longer receive revenue from those operations. We could also incur expenses as a result of the process of shutting down operations in Russia.

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

Food processors are also affected by the cost and availability of raw materials such as feed grains, livestock, produce, and dairy products. Increases in the cost and limitations in the availability of such raw materials can negatively affect the profitability of food processors’ operations. In particular, during recessions and economic downturns, levels of investment by food processors in greenfield and large projects, standard equipment and modernization may decline. A protracted decline in investment levels by our customers may reduce our revenues generated by greenfield and large projects and sales of modernization and standard equipment and related installations and negatively impact the growth of our installed base, thereby also impeding growth in aftermarket revenue opportunities in the longer term.

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

Outside the United States, we enter into employment contracts and agreements in certain countries in which national employee work councils are mandatory or customary, such as in Belgium, Denmark, Germany, Iceland, Italy, the Netherlands, Spain, Sweden, and China.

Any future strikes, employee slowdowns, or similar actions by one or more work councils, in connection with labor contract negotiations or otherwise, could have a material adverse effect on our ability to operate our business. Alternatively, a successful campaign by our unionized workforce could result in higher personnel costs or diminished productivity in our manufacturing sites. Even an unsuccessful union campaign could divert management time and energy away from routine operational priorities. Any of these factors may adversely impact our operations, cause us to incur incremental costs and/or damage our reputation.

We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements, which could result in operational delays or other adverse impacts on production. A work stoppage or other limitations on production at our facilities for any reason could have an adverse effect on our business, results of operations and financial condition. In addition, many of our customers and suppliers have unionized work forces. Strikes or work stoppages experienced by our customers or suppliers could have a material adverse effect on our business, results of operations and financial condition.

If we cannot compete effectively, our business could be adversely affected.

Across our operating segments, we operate in highly competitive markets. We compete across the primary, secondary and further food processing sectors. We compete with numerous multinational, regional and local processing equipment providers of various sizes and cost structures. The primary processing sector is relatively concentrated, and we compete with a small number of key global participants in each segment focused on serving animal protein processing. Competition within primary processing is strong, with product pricing being a key competitive factor.

The secondary and further processing sectors are highly fragmented and we face strong competition. However, only a limited number of competitors are international full-line providers across primary, secondary and further processing. There are also a number of regional and local food processing equipment suppliers, but only a limited number of competitors cover a significant part of the value chain. In addition, we compete within secondary and further processing with large-scale industry-agnostic providers of industrial equipment, some of which may have substantially greater financial and other resources than us.

Existing or new competitors may develop their current products and technologies further or create alternative ones that are more attractively priced, offer higher quality or are more appealing for other reasons than our products. If new or better developed products can be offered at more attractive prices, or if such products are more attractive than our products for other reasons (such as a higher degree of functionality or improved ability to avoid production stoppages and downtime or a higher degree of quality control and value chain integration), demand for our products could fall or we may be required to lower our prices, which could have a material adverse effect on our business, results of operations and financial condition.

LEGAL AND REGULATORY RISKS

Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business could negatively affect our business, financial condition, and results of operations.

We operate manufacturing facilities in many countries other than the United States, the largest of which are located in Brazil, Belgium, China, Denmark, Germany, Iceland, Italy, Slovakia, Spain, Sweden, the Netherlands, and the United Kingdom. International sales accounted for 46% of JBT's 2024 revenue. Multiple factors relating to our international operations and to those particular countries in which we operate or seek to expand our operations could have an adverse effect on our financial condition or results of operations. These factors include, among others:

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

We are subject to income taxes in the United States and various other foreign jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. Our effective tax rate could be adversely affected by changes in the geographic mix of earnings. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions with respect thereto, and the imposition of minimum taxes or surtaxes on certain types of income. The likelihood of these changes (or any other changes to U.S. tax law) being enacted or implemented is unclear. Any such changes in tax laws where we have significant operations, including rate changes or corporate tax provisions that disallow or tax perceived base erosion or profit shifting payments or subject us to new types of tax, could materially affect our effective tax rate and our deferred tax assets and liabilities.

Although we believe our tax estimates are reasonable, we are subject to audit by tax authorities and the final determination of audits could be materially different from our historical tax provisions and accruals.

The nature of our business may expose us to warranty and other product liability claims, construction defects, project delay, property damage, personal injury and other damages.

We generally provide product warranties against defects in materials, design and workmanship to its customers, with timing limitations in line with the nature of the equipment or system. We impose a cap on any other product liabilities and exclude in our standard contract terms indirect and consequential damages. Many of our products are used in processing facilities where a product failure, installation defect or other malfunctioning (including our Axin platform) could result in significant operational delay, property damage, personal injury or death of customers’ employees or end consumers. In addition, because much of our equipment and systems tend to have long lifecycles, claims can arise many years after their manufacture and sale. The standard warranty period is generally 12 months. Product failures may also arise out of the quality of the raw materials we purchase from third-party suppliers. For these reasons, there is a risk that we may be named as a defendant in a product liability suit or other claims relating to our products or services. Product liability claims can be expensive to defend against and can divert the attention of management and other personnel for significant time periods, regardless of the ultimate outcome. An unsuccessful defense could result in costly damages, and there can be no assurance that we can successfully rely on our contractual protections.

In addition, even if we are successful in defending against a claim relating to our products and services, claims of this nature could negatively affect customer confidence in us and our products, or adversely affect our reputation. We may also face personal injury claims from injured parties. Whereas we have insurance coverage in place to cover such risks, there can be no assurance that such insurance coverage will be sufficient to cover any award of damages to such injured parties. Any such claims could have a material adverse effect on our business, results of operations and financial condition.

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

•our inability to perform comprehensive due diligence as a result of market factors related to the nature of an acquisition transaction, such as limitations that exist in public-company acquisitions or in competitive scenarios where time to perform due diligence is limited, and our consequent inability to identify information that may impact the valuation of an acquired business;

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

Our product offerings include equipment and systems supported by our proprietary Axin software platform and/or other integrated software solutions. Any malfunctioning or other failure of such software could result in disruption of customers’ operations, which could have adverse effects on our business.

Our product offerings includes equipment and systems supported by its proprietary Axin software platform and/or other integrated software solutions. The integrity, reliability and operational performance of this software are critical to the operation of such equipment and systems installed at customers’ facilities. Because they concern live and recently deceased livestock and raw animal protein, those customers’ operations are highly time sensitive and often rely on the efficient and uninterrupted functioning of numerous complementary systems, with high throughput and stringent health and safety requirements. Our Axin software provides state-of the art device and process control, data analytics, monitoring and traceability, enabling users to manipulate and collect data on their processing equipment at the level of components, machines, systems and factories. This data and the accompanying analytics reports that Axin provides are designed to enable our customers to manage the efficiency of their operations, minimize downtime, ensure full traceability of food product from livestock to packaged goods and in certain instances diagnose potential and actual equipment malfunctions.

Accordingly, any malfunctioning or other failure of Axin and/or other embedded software solutions could result in operational downtime for our customers, reduced efficiency of their equipment and systems, inaccurate monitoring and traceability or difficulties diagnosing the source of other malfunctions, which could expose its customers to losses and impair customer relationships. Furthermore, customers with software integrated equipment and systems may attempt to hold us liable for losses, or increased costs or other penalties that they may incur in the event of a software malfunction. While we exclude indirect and consequential damages in our standard contract terms, such claims could harm our customer relations and tarnish our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, the proprietary Axin platform is integral to our full-line product offering and provides us with a distinct competitive advantage. Any failure to continue to further develop and update Axin, including with respect to the user experience and system installations and upgrades, could have a material adverse effect on our business, results of operations and financial condition.

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

Any dividend paid is subject to various factors, including our financial condition and results of operations.

Any dividend paid or changes to our dividend policy are within the discretion of our Board of Directors and depends upon many factors, including the financial condition and results of operations of the Company, legal requirements, restrictions in any debt agreements that limit the Company’s ability to pay dividends to our stockholders and other factors the Board of Directors deems relevant.

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

Any future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers or the economy as a whole may materially adversely affect our operations or those of our customers. Strategic targets such as those relating to transportation and food processing may be at greater risk of future terrorist attacks than other targets in the United States. Furthermore, outbreaks of pandemic diseases, or the fear of such events, could provoke responses, including government-imposed travel restrictions and extended shutdown of certain businesses, customers, and/or supply chain disruptions in affected regions. As a result, there could be delays or losses in transportation and deliveries to our customers, decreased sales of our products, and delays in payments by our customers. A decline in these customers’ businesses could have a negative impact on their demand for our products. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill is determined by the excess of the purchase price over the net identifiable assets acquired. Our balance sheet includes a significant amount of goodwill and other intangible assets, which represents approximately 33% of our total assets as of December 31, 2024. In accordance with Accounting Standards Codification 350 Intangibles-Goodwill and Other, our goodwill and other intangibles are reviewed for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. Because we operate in highly competitive environments, projections of our future operating results and cash flows may vary significantly from our actual results. If our estimates or the underlying assumptions change in the future, we may be required to record impairment charges. Any such charge could have a material adverse effect on our reported net income.

As a publicly traded company, we incur regulatory costs that reduce profitability.

As a publicly traded corporation, we incur certain costs to comply with regulatory requirements of the NYSE and Nasdaq Iceland and of the federal securities laws. If regulatory requirements were to become more stringent or if accounting or other controls thought to be effective later fail, we may be forced to make additional expenditures, the amounts of which could be material. Many of our competitors are privately owned, so our accounting and control costs can be a competitive disadvantage.

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

Provisions in our certificate of incorporation and by-laws may make it difficult and expensive for a third-party to pursue a tender offer, change-in-control, or takeover attempt that is opposed by our management and Board of Directors. These provisions include, among others:

•A Board of Directors that is divided into three classes with staggered terms (although this three-class board structure will be eliminated effective upon conclusion of our 2025 Annual Meeting of Stockholders);
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

Our indebtedness increased substantially following the consummation of the Marel Transaction. This increased level of indebtedness could adversely impact our operational flexibility, increase borrowing costs and limit the cash flow available for our operations and we may not be able to generate sufficient cash to service all of our indebtedness. We may be forced to take certain actions to satisfy our obligations under our indebtedness or we may experience a financial failure.

On January 2, 2025, we entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"), which provides for a $1.8 billion revolving credit facility and a 7-year, $900 million Senior Secured Term Loan B. On January 2, 2025, we borrowed $1.8 billion under the Credit Agreement to fund the cash portion of the Marel Transaction. Our ability to make scheduled payments on or to refinance our debt obligations, including the debt incurred in connection with the Marel Transaction and the Notes, will depend on our financial and operating performance. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the debt incurred in connection with the Marel Transaction and the Notes. We may not be able to take any of these actions, these actions may not be successful and permit us to meet our scheduled debt service obligations and these actions may not be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due. Our current and future indebtedness could have negative consequences for our business, results of operations and financial condition by, among other things:

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

We maintain a comprehensive technology and cybersecurity program to ensure our systems are effective and prepared for information security risks, utilizing regular oversight of our programs through security monitoring and alerting for internal and external threats to ensure the confidentiality, integrity, and availability of our information assets. We regularly perform evaluations and testing of our security program, information technology infrastructure, information security management systems, and third-party service providers we use in our operations.

Our cybersecurity program is led by two Chief Information Security Officers (the "CISOs"), both of whom are Certified Information Systems Security Managers with over 15 years of related experience. Their areas of influence are split into two scopes, Business Information Security (CISO - BIS) and Compliance Information Security (CISO - CIS). The mission of the CISO - BIS is second line defense, to define and execute business operations security, cybersecurity operations activities and to identify and mitigate risks. The mission of the CISO - CIS is third line defense, with a focus on governance, risk, and compliance, audits, third-party risk management, and validation of regulatory compliance for the security program. Our cybersecurity program includes the implementation of controls aligned with cybersecurity best practices to identify threats, detect attacks, and protect our information assets. Our cybersecurity program aligns with applicable statutes and regulations to stay abreast of current compliance requirements. We use preventative and detective tools and utilities that provide alerts of vulnerabilities and threats, and alert to patch management requirements. Security monitoring capabilities are designed to alert us to suspicious activity providing the opportunity for quick risk mitigation and remediation. Our incident response program is tested periodically and is designed to provide a clear guide, procedures and communications matrix to adhere to in the event of an incident. The plan facilitates risk mitigation and leads to business recovery and restoration as quickly and as orderly as possible in the event of a critical security incident. In addition, our employees participate in an ongoing program of monthly security awareness training and receive frequent communications regarding the cybersecurity environment to increase awareness throughout the company. We have also implemented an annual training program for specific specialized employee populations, including secure coding training. Notwithstanding the extensive approach we take to cybersecurity, because cyber threats are always evolving, there remains the possibility of a cybersecurity incident which could have a material adverse effect on the organization.

We have established a Cybersecurity Steering Committee comprised of key leaders across the Company whose responsibilities include oversight of cybersecurity incident materiality, security, governance, and reporting functions. The objective of the Cybersecurity Steering Committee is to set policies and standards for the Company in relation to information security and cyber events, including the Company's response protocols and disclosure requirements upon occurrence of any cyber event that is considered material to the Company.

The Audit Committee reviews cybersecurity information technology risks in connection with its oversight of our enterprise risk management program, and reports to the Board on enterprise risk management matters on a quarterly basis. If a critical cybersecurity event is identified by the CISOs, the Cyber Security Steering Committee, with input from the business, will assess its materiality, and events that are deemed material will be reported to the Audit Committee and the Board of Directors. Additionally, our CISOs meet regularly with our senior management team and the Board of Directors or the Audit Committee to brief them on technology and information security matters, including cybersecurity risk related matters.

We carry insurance that provides protection that may reduce the potential losses arising from a cybersecurity incident. Risks from cybersecurity threats, including as a result of past cybersecurity incidents have not materially affected and are not reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.

ITEM 2.    PROPERTIES

We lease commercial office space for our corporate headquarters totaling approximately 24,000 square feet in Chicago, Illinois and we own our European headquarters office space totaling approximately 58,000 square feet in Gardabaer, Iceland. We believe that our properties and facilities meet our current operating requirements and are in good operating condition. We believe that each of our significant manufacturing facilities is operating at a level consistent with the industries in which we operate. The following are significant production facilities for our operations:

LOCATION	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
United States:
Sabetha, Kansas	Marel	367,000	Owned/Leased
Lakeland, Florida	JBT	200,000	Owned
Apex, North Carolina	JBT	192,000	Owned/Leased
Gainesville, Georgia	Marel	187,600	Owned
Buford, Georgia	Marel	166,400	Leased
Stratford, Wisconsin	JBT	165,800	Owned
Madera, California	JBT	148,000	Owned
Sandusky, Ohio	JBT	140,000	Owned
Columbus, Ohio	JBT	115,000	Leased
Eastlake, Ohio	JBT	106,000	Leased
Kingston, New York	JBT	98,000	Owned
Chalfont, Pennsylvania	JBT	83,700	Leased
Middletown, Ohio	JBT	80,000	Leased
Alpharetta, Georgia	JBT	65,000	Leased
Russellville, Arkansas	JBT	65,000	Owned
Riverside, California	JBT	50,000	Leased

International:
Boxmeer, The Netherlands	Marel	785,000	Owned/Leased
Nitra, Slovakia	Marel	415,000	Owned
Sint Niklaas, Belgium	JBT	307,000	Owned
Helsingborg, Sweden	JBT	250,000	Owned/Leased
Lichtenvoorde, The Netherlands	Marel	230,000	Owned
Stovring, Denmark	Marel	199,000	Owned/Leased
Oberlahr, Germany	Marel	185,700	Owned
Gardabaer, Iceland	Marel	181,500	Owned
Guapore, Brazil	Marel	180,000	Owned
Eindhoven, The Netherlands	Marel	167,500	Owned
Werther, Germany	JBT	164,000	Owned
Kehl, Germany	Marel	138,000	Owned
Arhus, Denmark	Marel	130,000	Owned/Leased
Araraquara, Brazil	JBT	128,000	Owned
Venray, The Netherlands	Marel	118,400	Leased
Valinhos, Brazil	Marel	102,000	Owned
Adlington, England	JBT	97,000	Owned
Amsterdam, The Netherlands	JBT	96,000	Leased
Livingston, Scotland	JBT	87,000	Owned

LOCATION (continued)	SEGMENT	SQUARE FEET (approximate)	LEASED OR OWNED
International:
Nieuwkuijk, The Netherlands	Marel	67,400	Owned
Glinde, Germany	JBT	66,800	Leased
Parma, Italy	JBT	62,000	Owned
Navarra, Spain	JBT	58,500	Owned

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the New York Stock Exchange under the symbol JBTM. As of February 20, 2025, there were 1,100 holders of record of our common stock.

The following graph shows the cumulative total return of an investment of $100 (and reinvestment of any dividends thereafter) on December 31, 2019 in: (i) the Company's common stock, (ii) the S&P Smallcap 600 Stock Index and (iii) the S&P 1500 Industrial Machinery index. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved, and are not intended to forecast or be indicative of possible future performance of the common stock.

Issuer Purchases of Equity Securities
The following table includes information about the Company’s stock repurchases during the three months ended December 31, 2024 based on the settlement dates of each share repurchase:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1, 2024 through October 31, 2024	—	$—	—	$17.2
November 1, 2024 through November 30, 2024	—	—	—	17.2
December 1, 2024 through December 31, 2024	—	—	—	17.2
	—	$—	—	$17.2

(1)There were no shares repurchased during the quarter ended December 31, 2024. Shares were able to be repurchased under a share repurchase program, allowing for up to $30 million of common stock repurchases. The share repurchase plan was authorized by the Board of Directors on December 1, 2021 and concluded on December 31, 2024, pursuant to the terms of the plan. There is no longer any Board authorized share repurchase authority. Shares were able to be purchased from time to time in open market transactions, subject to market conditions. Repurchased shares became treasury shares, which were accounted for using the cost method and intended to be used for future awards under the Incentive Compensation Plan.

ITEM 6.    [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

JBT Marel Corporation is a leading global food and beverage technology solutions provider to high-value segments of the food and beverage industry. JBT Marel brings together the combined strengths of JBT and Marel with the goal of transforming the future of food.

We specialize in designing, manufacturing, and servicing cutting-edge technology, systems, and software for a broad range of food and beverage end markets. We aim to create better outcomes for our diverse customers by optimizing food yield and efficiency, improving food safety and quality, and enhancing uptime and proactive maintenance, all while reducing waste and resource use across the global food supply chain.

Our strategy capitalizes on favorable trends, as well as our leadership position, in the food and beverage processing industry. This strategy is based on a five-pronged approach to deliver continued growth and margin expansion.

•Strengthening Solutions and Value Proposition. We offer a broad portfolio of solutions developed for various food and beverage end markets to meet diverse customer and sustainability needs with precision and flexibility to fuel organic growth.

•Enhancing Service Offerings and Customer Relationships. Leveraging our industry expertise, we deliver high-quality service to minimize downtime, optimize performance, and strengthen customer partnerships with responsive support and reliable parts delivery.

•Advanced Digital and Software Capabilities. We deliver greater value through cutting-edge digital tools and software to improve productivity, reduce downtime, and optimize food and beverage processing.

•Focus on Innovation. By expanding our portfolio through cutting edge innovation we enhance technology leadership and deepen customer partnerships with advanced capabilities.

•Leveraging Our Scale to Expand Margins. By utilizing our resources and great talent, we drive efficiencies, achieve synergies, and deliver margin expansion, all while creating more value for our customers.

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

Strategic Acquisition of Marel hf.

On January 2, 2025, the Company closed the acquisition of Marel hf., a multi-national food processing company based in Gardabaer, Iceland that manufactures equipment and provides other services for food processing in the poultry, meat, fish, and pet food industries. The purpose of the Marel Transaction was to create a leading and diversified global food and beverage technology solutions provider by bringing together two renowned companies with long histories, complementary product portfolios, highly respected brands, and cutting-edge technology to enable global customers to more efficiently access industry leading technology worldwide. Refer to Note 22. Subsequent Events of the Notes to the Consolidated Financial Statements for additional information on the Marel Transaction.

In conjunction with the combination of JBT and Marel, JBT changed its corporate name and stock ticker symbol to “JBT Marel Corporation” and “JBTM,” respectively, on January 2, 2025.

The disclosures in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report on Form 10-K speak to the combined company subsequent to the Marel Transaction unless otherwise noted.

Business Conditions and Outlook

JBT’s 2024 operating performance was strong, and the year-over-year revenue and orders growth was driven by JBT’s diverse end market solutions. In 2024, equipment demand from global poultry customers increased year over year as market conditions and customer cash flow improved. Additionally, JBT experienced strong demand across its diverse end markets, including warehouse automation, fruit and vegetable, ready meals, and pharmaceuticals. JBT generated record orders in the fourth quarter of 2024 with broad strength across most end markets. JBT also achieved record margins in full year 2024 primarily driven by supply chain cost savings and continuous improvement initiatives.

Looking ahead, JBT Marel expects that the demand environment will continue to improve in 2025 driven by the Company’s holistic solutions offering, further recovery in equipment demand from global poultry customers, and resilient demand for aftermarket parts and service. JBT Marel is focused on improving margins through volume growth, continuous improvement initiatives, and synergy realization.

Results of Continuing Operations

A discussion of JBT's results of operations for 2024 compared to 2023 is set forth below.

CONSOLIDATED RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	Year Ended December 31,		Favorable / (Unfavorable)
(In millions)	2024	2023	Change	Change %
Revenue	$1,716.0	$1,664.4	$51.6	3.1%
Cost of sales	1,089.5	1,078.7	(10.8)	(1.0)%
Gross profit	626.5	585.7	40.8	7.0%
Gross profit margin	36.5%	35.2%	130 bps
Selling, general and administrative expense	506.7	409.6	(97.1)	(23.7)%
Restructuring expense	1.4	11.4	10.0	87.7%
Operating income	118.4	164.7	(46.3)	(28.1)%
Pension expense, other than service cost	27.3	0.7	(26.6)	(3,800.0)%
Interest income	23.7	13.4	10.3	76.9%
Interest expense	19.4	24.3	4.9	20.2%
Net income before income taxes	95.4	153.1	(57.7)	(37.7)%
Income tax provision	10.7	23.5	12.8	54.5%
Equity in net earnings of unconsolidated affiliate	(0.1)	(0.3)	0.2	(66.7)%
Income from continuing operations	84.6	129.3	(44.7)	(34.6)%
Income from discontinued operations, net of taxes	0.8	453.3	(452.5)	(99.8)%
Net income	$85.4	$582.6	$(497.2)	(85.3)%

Adjusted EBITDA from continuing operations(1)	$295.0	$273.1	$21.9	8.0%
Adjusted EBITDA margin from continuing operations(1)	17.2%	16.4%	80 bps
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA from continuing operations and Adjusted EBITDA margin from continuing operations.

2024 Compared With 2023

Revenue

Total revenue in 2024 increased $51.6 million or 3.1% compared to 2023. Organic revenue grew by $59.4 million and foreign currency translation was unfavorable by $7.8 million compared to the prior year. The increase in organic revenue was primarily the result of higher pricing as well as an increase in volume for non-recurring revenue. Recurring revenue was flat year over year.

Gross Profit and Gross Profit Margin

Gross profit margin increased 130 bps to 36.5% compared to 35.2% in 2023. The increase was driven primarily by higher volume and pricing as well as savings from our 2022/2023 restructuring plan and sourcing initiatives. This was partially offset by input cost inflation and a stronger mix of non-recurring revenue compared to the prior year, which tends to have lower margins than recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $97.1 million compared to the prior year, and as a percent of revenue increased 490 bps to 29.5% compared to 24.6% in 2023. This increase was primarily due to higher M&A related cost in the amount of $79.9 million incurred in connection with the Marel Transaction, higher compensation expense from the long term incentive plan as well as merit increases, and higher marketing expenses. The increase was partially offset by savings from our restructuring program.

Pension expense, other than service cost

Pension expense, other than service cost increased $26.6 million compared to the same period in the prior year. This increase was primarily due to the settlement charge of $23.3 million recognized in the fourth quarter of 2024 as part of the partial termination of the U.S. qualified defined benefit pension plan. The remaining increase was primarily due to a lower expected return on pension assets in 2024 compared to the prior year.

Interest income

Interest income increased $10.3 million compared to 2023. This increase was due to interest income earned on cash on hand from the proceeds from the sale of the AeroTech business ("AeroTech") which was completed during the third quarter of 2023.

Interest expense

Interest expense decreased $4.9 million compared to 2023. This decrease was due to the Company having a lower average debt balance and lower weighted average interest rate, including the impacts of the interest rate swaps, during 2024 compared to 2023.

Income tax provision

The Company's tax rate from continuing operations was 11.2% for the year ended December 31, 2024 compared to 15.3% in 2023. The tax rate for the year ended December 31, 2024 was favorably impacted by discrete items totaling $10.0 million, primarily driven by a non-recurring deferred tax benefit related to an internal reorganization. The tax rate for the year ended December 31, 2023 was favorably impacted by discrete items totaling $9.5 million, primarily driven by a benefit related to the disposition of a subsidiary which generated a capital loss that was partially allocated to continuing operations.

The Organization for Economic Co-operation and Development established a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025, depending on the jurisdictions in which the Company operates. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the Company operates have enacted legislation, and other countries are in the process of introducing legislation, to implement Pillar Two. Pillar Two did not have a material impact on the Company's effective tax rate, consolidated results of operations, financial position, or cash flows for the year ended December 31, 2024.

Income from continuing operations and Adjusted EBITDA

Income from continuing operations for the year ended December 31, 2024 was $84.6 million compared to $129.3 million in 2023, representing a decrease of $44.7 million. Adjusted EBITDA was $295.0 million for the year ended December 31, 2024 compared to $273.1 million in 2023, representing an increase of $21.9 million or 8.0%. The increase in Adjusted EBITDA was primarily driven by higher gross profit, partially offset by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs.

Income from discontinued operations

For the year ended December 31, 2024, we recognized income from discontinued operations, net of income taxes, of $0.8 million. For the year ended December 31, 2023, we recognized income from discontinued operations, net of income taxes, of $453.3 million, which included the gain on the sale of AeroTech of $443.7 million, net of tax, that was completed during the third quarter of 2023.

Reconciliation of Non-GAAP Measures

We present non-GAAP (as defined below) financial measures in this annual report on Form 10-K. These non-GAAP financial measures adjust for certain amounts that are otherwise included or excluded from a measure calculated under U.S. generally accepted accounting principles ("GAAP"). By adjusting for these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting. We also believe that these non-GAAP measures are useful to investors as a way to evaluate and compare our operating performance against peers in the Company's industry. The adjustments generally fall within the following categories: restructuring costs, M&A related costs, pension-related costs, constant currency adjustments and other major items affecting comparability of our ongoing operating results.

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

•Constant currency measures: We evaluate our results of operations on both an as reported and a constant currency basis as it provides greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results. The constant currency presentation excludes the impact of fluctuations in foreign currency exchange rates. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing.

The tables below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The following table presents a reconciliation of the Company's reported Income from continuing operations to Adjusted EBITDA.

	Year Ended December 31,
(In millions)	2024	2023	2022
Income from continuing operations	$84.6	$129.3	$103.8
Income tax provision	10.7	23.5	16.2
Interest (income) expense, net	(4.3)	10.9	12.6
Depreciation and amortization	89.4	91.3	76.2
EBITDA from continuing operations	180.4	255.0	208.8

Restructuring related costs (1)	1.4	11.4	7.3
Pension expense, other than service cost (2)	27.3	0.7	—
M&A related costs (3)	85.9	6.0	11.6
Adjusted EBITDA from continuing operations	$295.0	$273.1	$227.7
(1) Costs incurred as a direct result of the restructuring program are excluded because they are not part of the ongoing operations of our underlying business.
(2) Pension expense, other than service cost is excluded as it represents all non service-related pension expense, which consists of non-cash interest cost, expected return on plan assets, amortization of actuarial gains and losses, and settlement charges.
(3) M&A related costs include integration costs, amortization of inventory step-up from business combinations, impacts of foreign currency derivatives and trades to hedge variability of exchange rates on the cash consideration paid for business combination, advisory and transaction costs for both potential and completed M&A transactions and strategy. M&A related costs are excluded as they are not part of the ongoing operations of our underlying business.

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Income from continuing operations	$84.6	$129.3	$103.8

Non-GAAP adjustments
Restructuring related costs	1.4	11.4	7.3
M&A related costs	85.9	6.0	11.6
Amortization of bridge financing debt issuance cost	7.1	—	—
Impact on tax provision from Non-GAAP adjustments(1)	(23.2)	(4.5)	(4.8)
Recognition of non-cash pension plan related settlement costs	23.3	—	—
Impact on tax provision from non-cash pension plan related settlement costs	(6.0)	—	—
Impact on tax provision from tax basis write-off	—	(10.7)	—
Deferred tax benefit related to an internal reorganization	(8.8)	—	—
Adjusted income from continuing operations	$164.3	$131.5	$117.9

Income from continuing operations	$84.6	$129.3	$103.8
Total shares and dilutive securities	32.2	32.1	32.1
Diluted earnings per share from continuing operations	$2.63	$4.02	$3.23

Adjusted income from continuing operations	$164.3	$131.5	$117.9
Total shares and dilutive securities	32.2	32.1	32.1
Adjusted diluted earnings per share from continuing operations	$5.10	$4.10	$3.67
(1) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the years ended December 31, 2024, 2023, and 2022, respectively.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Year Ended December 31,
(in millions)	2024	2023	2022
Cash provided by continuing operating activities	$232.6	$74.2	$135.2
Less: capital expenditures	37.9	55.1	84.6
Plus: proceeds from disposal of assets	1.4	2.1	1.1
Plus: pension contributions	3.2	12.1	3.5
Plus: income taxes on gain from sale of AeroTech	—	133.2	—
Free cash flow (FCF)	$199.3	$166.5	$55.2

Restructuring

In the third quarter of 2020, the Company implemented a restructuring plan ("2020 restructuring plan") for manufacturing capacity rationalization across the Company. The Company completed the 2020 restructuring plan as of June 30, 2022 and total cost in connection with the 2020 restructuring plan was $11.0 million with $2.1 million incurred in the year 2022.

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan included streamlining operations and enhancing our general and administrative infrastructure. The Company recognized restructuring charges of $18.2 million, net of a cumulative release of the related liability of $7.7 million. The 2022/2023 restructuring plan was completed as of March 31, 2024.

The following table details the cumulative amount of annualized savings and incremental savings for the 2022/2023 restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2023	During the year ended December 31, 2024	As of December 31, 2024
Cost of sales	$4.9	$4.3	$9.2
Selling, general and administrative	6.2	4.6	10.8
Total restructuring savings	$11.1	$8.9	$20.0

For additional financial information about restructuring, refer to Note 20. Restructuring of the Notes to Consolidated Financial Statements.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the year. JBT's inbound orders from continuing operations during the years ended December 31, 2024 and 2023 were $1,788.3 million and $1,667.5 million, respectively.

JBT's inbound orders from continuing operations increased $120.8 million for the year ended December 31, 2024 compared to 2023, which includes an unfavorable foreign currency translation impact of $8.8 million in the period resulting in an increase of $129.6 million on a constant currency basis.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders. JBT's order backlog from continuing operations was $720.5 million and $678.2 million as of December 31, 2024 and 2023, respectively.

JBT's order backlog from continuing operations at December 31, 2024 increased by $42.3 million compared to December 31, 2023. We expect to convert 88% of backlog at December 31, 2024 into revenue during 2025.

Seasonality

We experience seasonality in our operating results. Our revenue and operating income are generally lower in the first quarter and highest in the fourth quarter, primarily as a result of our customers' purchasing trends.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, our revolving credit facility and our cash and cash equivalents on hand. In connection with the Marel Transaction, we drew an additional $604 million from our existing revolving credit facility on December 30, 2024. On January 2, 2025, we secured takeout financing comprised of the amended and restated 5-year, $1.8 billion revolving credit facility and $900 million in the Senior Secured Term Loan B ("Term Loan B"). The take out financing resulted in the carryforward of the initial $604 million borrowing from our existing revolving credit facility and additional borrowings of $900 million drawn from the Term Loan B and $18.6 million from the amended credit facility to fund the Marel Transaction and related expenditures.

On January 2, 2025, we closed the Marel Transaction by acquiring approximately 97.5% of Marel's issued and outstanding common shares. On of February 4, 2025, we acquired the remaining 2.5% of Marel's issued and outstanding common shares ("Squeeze out"). Upon the closing of the Marel Transaction on January 2, 2025 and for the Squeeze out on February 4, 2025, we used available cash and additional borrowings from the takeout financing to fund $1.0 billion of cash consideration paid to the Marel shareholders, $867.8 million for repayment of Marel's debt, $111.4 million for transaction related expenses, and $16.1 million for debt issuance costs.

For the year ended December 31, 2024, we had total operating cash flows from continuing operations of $232.6 million. Our liquidity as of December 31, 2024, or cash plus borrowing ability under our revolving credit facilities, was $1.4 billion. As a result of the take-out financing related to the Marel Transaction, we now have access to additional liquidity, if needed, through further borrowings on our amended revolving credit facility. Therefore, the liquidity for the combined company as of the Marel Transaction close date of January 2, 2025 was approximately $909.3 million. Take-out financing includes a leverage holiday that permits a maximum secured leverage ratio of 5.0x for the initial 12-months after the Marel Transaction close date and a total leverage ratio of 5.75x.

We expect to use the liquidity available for the combined company for the integration of JBT and Marel and our other capital allocation priorities. Based on our current capital allocation objectives for the combined company, we anticipate capital expenditures to be between $90 million and $100 million during 2025. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. During 2025, we also expect to incur integration costs and other synergy related costs in the range of $55 million to $65 million related to the acquisition of Marel.

Additionally, the cash flows generated by the continuing operations of the combined company are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt interest and repayments, dividends, and other financing arrangements.

As of December 31, 2024, we had $1.2 billion of cash and cash equivalents, $411.6 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures in the U.S. over five years. As a result, we experienced an adverse impact to our cash from continuing operations of $11 million in 2024 and will experience approximately a $7 million decrease in cash from continuing operations in 2025. The impact will continue over the five-year amortization period but decrease each year.

Contractual Obligations and Cash Requirements

The following is a summary of our significant contractual and other obligations at December 31, 2024:

(In millions)	Total Payments	Current	Long-Term
Long-term debt (a)	$1,252.1	$—	$1,252.1
Interest payments on long-term debt (b)	219.0	42.6	176.4
Operating leases (c)	37.2	13.3	23.9
Total contractual and other obligations (d)	$1,508.3	$55.9	$1,452.4

(a)A summary of our long-term debt obligations as of December 31, 2024 can be found in Note 7, “Debt”, of the Notes to the Consolidated Financial Statements.

(b)Amounts include contractual interest payments using the interest rates as of December 31, 2024 and include the effect of our interest rate swaps.

(c)A summary of our operating lease obligations as of December 31, 2024 can be found in Note 18, “Leases”, of the Notes to the Consolidated Financial Statements.

(d)This table does not include obligations under our pension and postretirement benefit plans, which are included in Note 9, Pension and Post-Retirement and Other Benefit Plans, of the Notes to the Consolidated Financial Statements.

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

The following is a summary of other off-balance sheet arrangements at December 31, 2024:

(In millions)	Total Amount	Current	Long-Term
Letters of credit and bank guarantees	$41.6	$41.5	$0.1
Surety bonds	3.5	3.4	0.1
Total other off-balance sheet arrangements	$45.1	$44.9	$0.2

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

Cash Flows

Cash flows for each of the years ended December 31, 2024 and 2023 were as follows:

(In millions)	2024	2023	2022
Cash provided by continuing operating activities	$232.6	$74.2	$135.2
Cash (required) provided by continuing investing activities	(41.3)	729.3	(413.2)
Cash provided (required) by continuing financing activities	561.8	(354.1)	270.6
Effect of foreign exchange rate changes on cash and cash equivalents	(9.0)	(1.2)	(2.5)
Net increase (decrease) in cash from continuing operations	$744.1	$448.2	$(9.9)

2024 Compared with 2023

Cash provided by continuing operating activities in 2024 was $232.6 million, representing a $158.4 million increase compared to 2023. The increase was driven by higher collections of customer advanced payments, and lower payments of accounts payable as a result of improved vendor terms. These increases were partially offset by lower collections of trade receivables and higher inventory purchases during the period. Operating cash flows in the prior year were also lower due to tax payments of $133.2 million for income taxes on gain from sale of AeroTech.

Cash required by continuing investing activities during 2024 was $41.3 million, compared to cash provided of $729.3 million in 2023. The cash outflow during the period was driven primarily by spending on capital expenditures, which was lower compared to the prior year as we completed the initial development and deployment of our OmniBluTM platform in 2023. The prior year cash provided was primarily comprised of the proceeds received on the sale of the AeroTech business.

Cash provided by continuing financing activities of $561.8 million in 2024 was primarily due to net proceeds from the fourth quarter draw on our revolving credit facility, partially offset by the payment of debt issuance costs related to the amended revolving credit facility and Term Loan B secured during the fourth quarter of 2024, and the Bridge Credit Agreement entered into during the second quarter of 2024. Cash required by financing activities of $354.1 million in 2023 was primarily due to payments made on our borrowings on the revolving credit facility, which did not recur in 2024.

Financing Arrangements

As of December 31, 2024 we had $854.0 million drawn on and $439.0 million of availability under the revolving credit facility. Our ability to use this revolving credit facility is limited by the leverage ratio covenant referenced below.

Our credit agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of December 31, 2024, we were in compliance with all covenants in our credit agreement. We expect to remain in compliance with all covenants.

On January 2, 2025, we executed takeout financing consisting of an amended and restated 5-year, $1.8 billion revolving credit facility and a 7-year, $900 million senior secured term loan B. The amended credit facility will retain the same pricing grid as our existing revolving credit facility. The Term Loan B will have secured pricing of SOFR plus 225 basis points. This pricing structure will step down to SOFR plus 200 basis points once leverage is below 3.25x.

In connection with the Marel Transaction, on April 4, 2024, the Company entered into a Bridge Credit Agreement with certain financial institutions that committed to provide the Company with secured bridge financing in an aggregate principal amount of €1.9 billion. The Bridge Credit Agreement was terminated on January 2, 2025, upon the closing of the Marel Transaction and related takeout financing.

Additionally, we entered into deal-contingent forward contracts during October 2024 to hedge the impact of variability in exchange rates on the euro-denominated purchase price of the Marel Transaction. The deal-contingent forward contracts had an aggregate notional amount of EUR 731.7 million, and effectively fixed the exchange rate for a portion of the purchase price for the Marel Transaction at 1.093 EUR to USD. At December 31, 2024, we recognized a mark-to-market loss on the forward contracts of $42.4 million, resulting from a decrease in the EUR to USD exchange rate.

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

As of December 31, 2024, we have four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss).

As a result, as of December 31, 2024, a significant portion of our total outstanding debt of $1,256.5 million effectively remains fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and a portion of the revolving credit facility subject to an average fixed rate of 0.76%. Approximately $604.0 million or 48%, remained subject to floating, or market rates in addition to the premium charged for the credit spread on our revolving credit facility. To the extent interest rates increase in future periods, our earnings could be negatively impacted by higher interest expense.

On January 3, 2025, we entered into five cross-currency swaps related to the U.S. dollar denominated debt of $700 million of the Term Loan B drawn down by JBT Marel's European entity expiring in January 2032. These cross currency swap agreements have a combined notional amount of $700 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding credit spread, by our euro-functional entity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2024 and 2023, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts and interest rate swap contracts.

These forward-looking disclosures address potential impacts from market risks only as they affect our financial instruments. They do not include other potential effects resulting from changes in foreign currency exchange rates, interest rates, commodity prices or equity prices that could impact our business.

Foreign Currency Exchange Rate Risk

During 2024, our foreign subsidiaries generated 46% of JBT's revenue. Financial statements of our foreign subsidiaries for which the U.S. dollar is not the functional currency are translated into U.S. dollars. As a result, we are exposed to foreign currency translation risk.

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

We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. A 10% adverse movement in the foreign currency exchange rates would reduce the value of our derivative instruments by $11.9 million (pre-tax) as of December 31, 2024. This amount would be reflected in our net income but would be significantly offset by the changes in the fair value of the underlying hedged assets and liabilities.

Market Risk and Interest Rate Risk

Our borrowings from the revolving credit facility subject us to market risk associated with movements in interest rates. We had $604.0 million in variable rate debt outstanding at December 31, 2024. A hypothetical 10% adverse movement in the interest rate would increase our annual interest expense by $3.5 million.

As of December 31, 2024, we had four interest rate swaps executed in March 2020 with a combined notional amount of $200 million expiring in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income (loss). We use a sensitivity analysis to measure the impact on fair value of the interest rate swaps of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $0.1 million in the net fair value of our interest rate swaps for $250 million of notional value expiring in 2025.

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

To the Board of Directors and Stockholders of JBT Marel Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of John Bean Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 listed in the index appearing under Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Product Revenue Estimated Costs at Completion

As described in Note 1 to the consolidated financial statements, the Company recognized $680.6 million of product revenue for the year ended December 31, 2024 for over time projects, using the “cost-to-cost” input method. Revenue is recognized over time for refurbishments of customer-owned equipment and for highly customized equipment for which the Company has a contractual, enforceable right to collect payment upon customer cancellation for performance completed to date. As disclosed by management, the “cost-to-cost" input method requires that management measure progress based on costs incurred to date relative to total estimated cost at completion. Cost estimates are based on assumptions and estimates to project the outcome of future events including estimated labor and material costs required to complete open projects.

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
February 28, 2025

We have served as the Company's auditor since 2021.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2024	2023	2022
Revenue:
Product revenue	$1,550.9	$1,498.0	$1,443.1
Service revenue	165.1	166.4	147.2
Total revenue	1,716.0	1,664.4	1,590.3
Operating expenses:
Cost of products	999.4	984.7	973.9
Cost of services	90.1	94.0	87.0
Selling, general and administrative expense	506.7	409.6	389.7
Restructuring expense	1.4	11.4	7.1
Operating income	118.4	164.7	132.6
Pension expense, other than service cost	27.3	0.7	—
Interest income	23.7	13.4	3.7
Interest expense	19.4	24.3	16.3
Income from continuing operations before income taxes	95.4	153.1	120.0
Income tax provision	10.7	23.5	16.2
Equity in net earnings of unconsolidated affiliate	(0.1)	(0.3)	—
Income from continuing operations	84.6	129.3	103.8
Income from discontinued operations, net of taxes	0.8	453.3	33.6
Net income	$85.4	$582.6	$137.4

Basic earnings per share:
Income from continuing operations	$2.65	$4.04	$3.24
Income from discontinued operations	0.02	14.17	1.05
Net income	$2.67	$18.21	$4.29
Diluted earnings per share:
Income from continuing operations	$2.63	$4.02	$3.23
Income from discontinued operations	0.02	14.11	1.05
Net income	$2.65	$18.13	$4.28
Weighted average shares outstanding:
Basic	32.0	32.0	32.0
Diluted	32.2	32.1	32.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2024	2023	2022
Net income	$85.4	$582.6	$137.4
Other comprehensive income (loss), net of income taxes
Foreign currency translation adjustments	(40.8)	15.9	(34.5)
Pension and other post-retirement benefits adjustments	19.2	(1.8)	14.6
Derivatives designated as hedges	(7.1)	(5.6)	13.0
Other comprehensive income (loss)	(28.7)	8.5	(6.9)
Comprehensive income	$56.7	$591.1	$130.5

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

(In millions, except per share and number of shares)	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$1,228.4	$483.3
Trade receivables, net of allowances	239.7	214.4
Contract assets	95.4	74.5
Inventories	233.1	238.9
Other current assets	66.7	89.1
Total current assets	1,863.3	1,100.2
Property, plant and equipment, net of accumulated depreciation of $320.4 and $316.7, respectively	233.7	248.0
Goodwill	769.1	779.5
Intangible assets, net	340.9	388.9
Other assets	206.8	193.8
Total Assets	$3,413.8	$2,710.4

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable, trade and other	$131.0	$134.6
Advance and progress payments	194.1	172.0
Accrued payroll	55.3	59.7
Foreign currency derivative liabilities	44.4	3.0
Other current liabilities	110.7	115.1
Total current liabilities	535.5	484.4
Long-term debt	1,252.1	646.4
Accrued pension and other post-retirement benefits, less current portion	19.3	24.6
Other liabilities	62.7	66.1
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2024 or 2023	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; 2024: 31,861,680 issued, and 31,843,794 outstanding; 2023: 31,861,680 issued, and 31,789,698 outstanding	0.3	0.3
Common stock held in treasury, at cost; 2024: 17,886 shares; 2023: 71,982 shares	(1.8)	(7.1)
Additional paid-in capital	234.3	227.9
Retained earnings	1,535.9	1,463.6
Accumulated other comprehensive loss	(224.5)	(195.8)
Total stockholders' equity	1,544.2	1,488.9
Total Liabilities and Stockholders' Equity	$3,413.8	$2,710.4

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash flows from continuing operating activities:
Net income	$85.4	$582.6	$137.4
Income from discontinued operations, net of taxes	0.8	453.3	33.6
Income from continuing operations	84.6	129.3	103.8
Adjustments to reconcile income from continuing operations to cash provided by continuing operating activities:
Depreciation	31.6	30.8	30.6
Amortization	57.8	60.5	45.6
Stock-based compensation	14.7	11.4	8.9
Pension and other post-retirement benefits expense	28.5	1.8	1.7
Deferred income taxes	(25.8)	(21.6)	(19.1)
Loss on deal contingent hedge	42.4	—	—
Other	12.3	6.6	8.5
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(59.2)	(21.6)	(28.2)
Inventories	3.7	26.9	(47.3)
Accounts payable, trade and other	0.6	(32.1)	29.1
Advance and progress payments	32.1	(1.6)	(7.6)
Accrued pension and other post-retirement benefits, net	(3.2)	(12.1)	(3.5)
Income taxes on gain from sale of AeroTech	—	(133.2)	—
Other assets and liabilities, net	12.5	29.1	12.7
Cash provided by continuing operating activities	232.6	74.2	135.2
Cash flows from continuing investing activities:
(Payments) proceeds from sale of AeroTech, net	(4.8)	792.8	—
Acquisitions, net of cash acquired	—	(0.1)	(329.7)
Investment in unconsolidated affiliate	—	(10.4)	—
Capital expenditures	(37.9)	(55.1)	(84.6)
Proceeds from disposal of assets	1.4	2.1	1.1
Purchase of marketable securities	—	(125.0)	—
Proceeds from sale of marketable securities	—	125.0	—
Cash (required) provided by continuing investing activities	(41.3)	729.3	(413.2)
Cash flows from continuing financing activities:
Net proceeds from short-term debt	—	(0.7)	0.4
Net proceeds (payments) from domestic credit facility	605.2	(339.6)	292.3
Payment of debt issuance costs for Term Loan B and domestic credit facility amendment	(16.5)	—	—
Payment of other debt issuance costs related to the Marel Transaction	(9.7)	—	—
Settlement of taxes withheld on equity compensation awards	(3.0)	(1.7)	(1.3)
Proceeds from settlement of cross currency swaps	—	5.8	—
Common stock repurchases	—	(5.1)	(7.7)
Dividends	(13.1)	(12.8)	(13.1)
Other	(1.1)	—	—
Cash provided (required) by continuing financing activities	561.8	(354.1)	270.6
Net increase (decrease) in cash from continuing operations	753.1	449.4	(7.4)
Cash flows from discontinued operations:
Cash provided (required) by operating activities of discontinued operations, net	1.0	(34.6)	7.1
Cash required by investing activities of discontinued operations, net	—	(3.4)	(2.9)
Net cash provided (required) by discontinued operations	1.0	(38.0)	4.2
Effect of foreign exchange rate changes on cash and cash equivalents	(9.0)	(1.2)	(2.5)
Net increase (decrease) in cash and cash equivalents	$745.1	$410.2	$(5.7)

Cash and cash equivalents from continuing operations, beginning of period	$483.3	$71.7	$76.9
Add: Cash and cash equivalents from discontinued operations, beginning of period	—	1.4	1.9
Add: Net increase (decrease) in cash and cash equivalents	745.1	410.2	(5.7)
Less: Cash and cash equivalents from discontinued operations, end of period	—	—	(1.4)
Cash and cash equivalents from continuing operations, end of period	$1,228.4	$483.3	$71.7

	Year Ended December 31,
(In millions)	2024	2023	2022
Supplemental cash flow information for continuing operations:
Interest paid	$7.5	$20.7	$13.0
Income taxes paid	33.2	47.1	27.9
Income taxes paid on gain from sale of AeroTech	—	133.2	—
Non-cash investing in capital expenditures, accrued but not paid	0.6	3.7	11.8

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
December 31, 2021	$0.3	$—	$214.2	$769.4	$(197.4)	$786.5
Net income	—	—	—	137.4	—	137.4
Issuance of treasury stock	—	2.4	(2.4)	—	—	—
Share repurchases	—	(7.7)	—	—	—	(7.7)
Common stock cash dividends, $0.40 per share	—	—	—	(12.8)	—	(12.8)
Foreign currency translation adjustments, net of income taxes of $(1.2)	—	—	—	—	(34.5)	(34.5)
Derivatives designated as hedges, net of income taxes of $(4.6)	—	—	—	—	13.0	13.0
Pension and other post-retirement liability adjustments, net of income taxes of $(4.6)	—	—	—	—	14.6	14.6
Stock-based compensation expense	—	—	10.2	—	—	10.2
Taxes withheld on issuance of stock-based awards	—	—	(1.3)	—	—	(1.3)
December 31, 2022	0.3	(5.3)	220.7	894.0	(204.3)	905.4
Net income	—	—	—	582.6	—	582.6
Issuance of treasury stock	—	3.3	(3.3)	—	—	—
Share repurchases	—	(5.1)	—	—	—	(5.1)
Common stock cash dividends, $0.40 per share	—	—	—	(13.0)	—	(13.0)
Foreign currency translation adjustments, net of income taxes of $1.1	—	—	—	—	15.9	15.9
Derivatives designated as hedges, net of income taxes of $1.9	—	—	—	—	(5.6)	(5.6)
Pension and other post-retirement liability adjustments, net of income taxes of $0.4	—	—	—	—	(1.8)	(1.8)
Stock-based compensation expense	—	—	12.2	—	—	12.2
Taxes withheld on issuance of stock-based awards	—	—	(1.7)	—	—	(1.7)
December 31, 2023	0.3	(7.1)	227.9	1,463.6	(195.8)	1,488.9
Net income	—	—	—	85.4	—	85.4
Issuance of treasury stock	—	5.3	(5.3)	—	—	—
Common stock cash dividends, $0.40 per share	—	—	—	(13.1)	—	(13.1)
Foreign currency translation adjustments	—	—	—	—	(40.8)	(40.8)
Derivatives designated as hedges, net of income taxes of $2.4	—	—	—	—	(7.1)	(7.1)
Pension and other post-retirement liability adjustments, net of income taxes of $(6.6)	—	—	—	—	19.2	19.2
Stock-based compensation expense	—	—	14.7	—	—	14.7
Taxes withheld on issuance of stock-based awards	—	—	(3.0)	—	—	(3.0)
December 31, 2024	$0.3	$(1.8)	$234.3	$1,535.9	$(224.5)	$1,544.2

The accompanying notes are an integral part of the consolidated financial statements.

JOHN BEAN TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of John Bean Technologies Corporation (JBT, we, or the Company) and all wholly-owned subsidiaries. All intercompany investments, accounts, and transactions have been eliminated. On January 2, 2025, the Company changed its name to JBT Marel Corporation.

Discontinued Operations

On August 1, 2023, the Company completed the sale of its former AeroTech business segment ("AeroTech") to Oshkosh Corporation, a Wisconsin corporation (the "Purchaser"). All prior period financial results from the operations of AeroTech have been presented as discontinued operations. Amounts pertaining to results of operations, financial condition and cash flows throughout the document are from the Company's continuing operations unless otherwise noted. Refer to Note 2, Discontinued Operations, for further discussion.

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

Allowance for credit losses

The measurement of expected credit losses under the Current Expected Credit Loss ("CECL") methodology is applicable to financial assets measured at amortized cost, which includes trade receivables, contract assets, and non-current receivables. An allowance for credit losses under the CECL methodology is determined using the loss rate approach and measured on a collective (pool) basis when similar risk characteristics exist. Where financial instruments do not share risk characteristics, they are evaluated on an individual basis. The CECL allowance is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses as of December 31, 2024 and 2023 was $5.2 million and $4.9 million, respectively.

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

The Company completed its annual goodwill impairment test as of October 31, 2024 using a qualitative assessment approach. As a result of this assessment the Company concluded that it is more likely than not that the fair value of each reporting unit exceeds its carrying value, and therefore it determined that none of its goodwill was impaired. Similar conclusions were reached as of October 31, 2023 and 2022.

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

The Company completed its annual evaluation for impairment of all indefinite-lived intangible assets as of October 31, 2024, which did not result in any impairment. Similar conclusions were reached as of October 31, 2023 and 2022.

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

We have evaluated the current environment as of December 31, 2024 and the year then ended and have concluded there is no event or circumstance that has caused an impairment of our long-lived assets. We will continue to monitor the environment to determine whether the impacts to the Company represent an event or change in circumstances that may trigger a need to assess for useful life revision or impairment.

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

The Company utilizes the “cost-to-cost” input method to recognize product revenue over time. The Company measures progress based on costs incurred to date relative to total estimated cost at completion. Incurred cost represents work performed, which corresponds with, and therefore depicts, the transfer of control to the customer. Contract costs include labor, material, and certain allocated overhead expense. Material costs are considered incurred, and therefore included in the cost-to-cost measure of progress, when they are used in manufacturing and therefore customize the asset. Cost estimates are based on assumptions and estimates to project the outcome of future events; including the estimated labor and material costs required to complete open projects. During the year, we recognized $680.6 million in revenue for over time projects using the cost-to-cost method.

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

Research and development

The objectives of the research and development programs are to create new products and business opportunities in relevant fields, and to improve existing products. Research and development costs are expensed as incurred. Research and development expense of $20.9 million, $20.5 million, and $23.0 million for 2024, 2023 and 2022, respectively, is recorded in Selling, general and administrative expense.

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

In the Consolidated Statements of Income, earnings from foreign currency derivatives related to sales and remeasurement of sales-related assets, liabilities and contracts are recorded in revenue, while earnings from foreign currency derivatives related to purchases and remeasurement of purchase-related assets, liabilities and contracts are recorded in cost of products. Earnings from foreign currency derivatives related to cash management of foreign currencies throughout the world and remeasurement of cash are recorded in selling, general and administrative expenses. Changes in the fair value of deal-contingent forward contracts related to the foreign currency dominated purchase price of current or potential business combinations are recorded in selling, general and administrative expenses.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment profit and loss measures, and provide new segment disclosure requirements for entities with a single reportable segment. Effective December 31, 2024, the Company adopted the guidance under ASU 2023-07 and prepared the required enhanced segment disclosures in Note 19. Business Segments of the Notes to the Consolidated Financial Statements. The guidance in ASU 2023-07 was applied retrospectively to all prior periods presented in the financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which amends Topic 740, Income Taxes. ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective for the Company as of January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company expects ASU 2023-09 to impact its disclosures only and is currently evaluating the impact of adopting this standard.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and will be applied prospectively, with the option to apply retrospectively. The Company expects ASU 2024-03 to impact its disclosures only and is currently evaluating the impact of adopting this standard.

NOTE 2. DISCONTINUED OPERATIONS

As disclosed in Note 1, on August 1, 2023, the Company completed the sale of AeroTech to the Purchaser in exchange for cash consideration of $808.2 million. The Company recognized a gain on the Transaction of $443.7 million, net of $131.4 million of income taxes on the transaction, which is recognized in Income from discontinued operations within the Consolidated Statements of Income for the year ended December 31, 2023. Income taxes on the transaction were reduced by $17.9 million, driven by a tax benefit allocated to discontinued operations from the sale of a subsidiary in the period ending December 31, 2023. The sale of AeroTech allowed the Company to become a pure-play food and beverage solutions provider.

In connection with the Transaction, the Company and the Purchaser entered into a Transition Services Agreement (the "TSA") for the provision of information technology related services for 12 months and of other services for 6 months to support the transition of the AeroTech business. Services under the TSA effectively concluded in the quarter ended September 30, 2024. TSA income was recognized as services were performed, and the income earned was recorded in Selling, general and administrative expense within the Consolidated Statements of Income to offset the costs incurred to support the TSA. During the year ended December 31, 2024, the Company's cash inflows from the Purchaser related to the TSA were $5.0 million.

Summarized Discontinued Operations Financial Information

The following table summarizes the results of operations classified as discontinued operations, net of taxes, in the Consolidated Statements of Income for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
(In millions)	2023	2022
Revenue	$344.1	$575.7
Operating expenses:
Cost of sales	285.3	478.8
Selling, general and administrative expense	45.3	52.1
Operating income	13.5	44.8
Interest expense	2.0	1.6
Gain on sale of AeroTech	557.2	—
Income from discontinued operations before income taxes	568.7	43.2
Income tax provision	115.4	9.6
Income from discontinued operations, net of taxes	$453.3	$33.6

In accordance with ASC 205-20, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations for the Company's debt that is not directly attributed to the AeroTech business. Interest expense was allocated based on a ratio of net assets of discontinued operations to the sum of consolidated net assets and consolidated debt.

NOTE 3. INVENTORIES

Inventories as of December 31, consisted of the following:

(In millions)	2024	2023
Raw materials	$37.3	$28.7
Work in process	50.2	48.1
Finished goods	164.9	181.8
Gross inventories before valuation adjustments	252.4	258.6
Valuation adjustments	(19.3)	(19.7)
Net inventories	$233.1	$238.9

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consisted of the following:

(In millions)	2024	2023
Land and land improvements	$15.1	$15.2
Buildings	120.4	119.6
Machinery and equipment	403.1	408.3
Construction in process	15.5	21.6
	554.1	564.7
Accumulated depreciation	(320.4)	(316.7)
Property, plant and equipment, net	$233.7	$248.0

NOTE 5. OTHER ASSETS

Other assets as of December 31, consisted of the following:

	2024		2023
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Capitalized software	$121.9	$60.3	$119.0	$49.9
Cloud computing arrangement implementation costs	32.5	13.5	31.6	9.4
Other	126.2	—	102.5	—
Total other assets	$280.6	$73.8	$253.1	$59.3

Capitalized software amortization expense was $13.2 million, $14.4 million, and $4.5 million for 2024, 2023, and 2022, respectively. Amortization expense related to cloud computing arrangement implementation costs was $4.2 million, $2.2 million, and $1.3 million for 2024, 2023, and 2022, respectively.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill were as follows:

(In millions)
Balance as of January 1, 2023	$770.1
Acquisitions	(1.0)
Currency translation	10.4
Balance as of December 31, 2023	779.5
Currency translation	(10.4)
Balance as of December 31, 2024	$769.1

Intangible assets consisted of the following:

	2024		2023
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationships	$421.3	$170.6	$424.6	$148.0
Patents and acquired technology	169.8	123.1	173.3	109.1
Trademarks	53.2	20.0	54.3	16.7
Indefinite lived intangibles assets	10.3	—	10.5	—
Other	8.6	8.6	8.8	8.8
Total intangible assets	$663.2	$322.3	$671.5	$282.6

Intangible asset amortization expense was $44.6 million, $46.1 million, and $41.1 million for 2024, 2023 and 2022, respectively. Annual amortization expense for intangible assets is estimated to be $42.0 million in 2025, $40.2 million in 2026, $36.3 million in 2027, $34.2 million in 2028, and $30.7 million in 2029.

NOTE 7. DEBT

The components of the Company's borrowings as of December 31, were as follows:

(In millions)	Maturity Date	2024	2023
Revolving credit facility (1)	December 14, 2026	$854.0	$250.0
Less: unamortized debt issuance costs		(1.3)	(0.8)
Revolving credit facility, net		$852.7	$249.2

Convertible senior notes (2)	May 15, 2026	$402.5	$402.5
Less: unamortized debt issuance costs		(3.1)	(5.3)
Convertible senior notes, net		$399.4	$397.2

Long-term debt, net		$1,252.1	$646.4
(1) Weighted-average interest rate at December 31, 2024 was 5.15%
(2) Effective interest rate for the Notes (as defined below) for the quarter ended December 31, 2024 was 0.82%

Components of interest expense recognized for the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows for the years ended December 31:

(In millions)	2024	2023	2022
Contractual interest expense	$1.0	$1.0	$1.0
Interest cost related to amortization of issuance costs	2.2	2.2	2.2
Total interest expense	$3.2	$3.2	$3.2

Five-year Revolving Credit Facility

On June 19, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto. The Credit Agreement provided for a $1 billion revolving credit facility that matures in June 2023. On May 25, 2021, the Company entered into the first amendment to the Credit Agreement to permit the issuance of the Convertible Senior Notes described below. On December 14, 2021, the Company entered into an Amended and Restated Agreement to increase its borrowing limit from $1 billion to $1.3 billion, extend the maturity of the Credit Agreement from June 2023 to December 2026, and modified the leverage calculation to differentiate between secured debt and total debt. On May 17, 2024, the Company entered into an amendment (the "Second Amendment") to the Amended and Restated Credit Agreement maturing on December 2026. The Second Amendment, among other things, (1) expressly permitted the Marel Transaction and the transactions contemplated thereby, (2) increased the maximum Secured Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) for the first 12 months after the closing of the Marel Transaction to 5.00 to 1.00, stepping down to 4.00 to 1.00 at 12 months after the closing of the Marel Transaction and further stepping down to 3.50 to 1.00 at 18 months after the closing of the Marel Transaction and (3) amends certain of the other negative and financial covenants.

On January 2, 2025, the Company executed the Second Amended and Restated Credit Agreement (the "Second A&R Credit Agreement"), which extended the maturity date of the Credit Agreement from December 2026 to January 2030 and increased the Company's borrowing limit from $1.3 billion to $1.8 billion. The commitments under the Credit Agreement terminate on January 2, 2030; provided that if (1) any of the Company’s Convertible Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the Convertible Notes (the “Springing Maturity Date”), (2) the aggregate principal amount of the Convertible Notes outstanding on such date exceeds $100,000,000 and (3) the sum of the aggregate availability under the Credit Agreement on such date plus the aggregate amount of unrestricted cash of the Company and its subsidiaries on such date is less than $600,000,000, then the maturity date with respect to the revolving credit facility shall be the Springing Maturity Date.

The Second A&R Credit Agreement retained the same pricing grid as the Company's existing revolving credit facility. Among other things, it allowed the Company the option to temporarily increase the maximum allowable Secured Net Leverage Ratio to 4.00 to 1.00 following the completion of a permitted acquisition, or a series of permitted acquisitions within a 12-month period (other than the Marel Transaction), having aggregate consideration in excess of $100 million (the "Leverage Ratio Increase Option"). If exercised, the Leverage Ratio Increase Option will remain in effect for four consecutive fiscal quarters (beginning with the quarter in which the permitted acquisition, or the last permitted acquisition in a series of permitted acquisitions for aggregate consideration in excess of $100 million, is consummated), unless revoked earlier by the Company.

The Second A&R Credit Agreement also provides that, solely with respect to the revolving credit facility thereunder, the Company is subject to an Interest Coverage Ratio (as defined in the Credit Agreement) of not less than: (a) Consolidated EBITDA (as defined in the Credit Agreement) to (b) Consolidated Interest Expense (as defined in the Credit Agreement), in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Company and its subsidiaries on a consolidated basis, to be less than: (1) for the first 18 months after the closing date of the Marel Transaction, 2.50 to 1.00 and (2) thereafter, 3.00 to 1.00.

Revolving loans under the credit facility bear interest at the Company's option, at 1) SOFR (subject to a floor rate of zero) plus 10 basis points, or 2) an alternative base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 50 basis points, or SOFR (subject to a floor rate of zero) plus 1.1%), plus, in each case, a margin dependent on the leverage ratio.

The Company is required to make periodic interest payments on borrowed amounts and to pay an annual commitment fee of 15.0 to 30.0 basis points, depending on its leverage ratio. As of December 31, 2024, the Company had $854.0 million drawn on and $439.0 million of availability under the revolving credit facility. Additionally, the Company may obtain letters of credit and bank guarantees totaling up to $75 million under the revolving credit facility. As of December 31, 2024, the Company had $7.0 million of letters of credit and bank guarantees outstanding under the revolving credit facility.

As of December 31, 2024, the Company had access to short-term financing of $8.0 million.

During 2024, the Company recognized $6.7 million of financing costs associated with the amended revolving credit facility, which were recorded in other assets on the Consolidated Balance Sheets at December 31, 2024.

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

The Company's credit facility includes restrictive covenants that, if not met, could lead to renegotiation of its credit facility, a requirement to repay its borrowings, and/or a significant increase in its cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum net leverage ratio, as well as certain events of default.

Senior Secured Term Loan B

The Second A&R Credit Agreement also provided for a seven-year Senior Secured Term Loan B (the "Term Loan B") in an aggregate principal amount of $900 million. The entire amount of the Term Loan B was funded on January 2, 2025 and matures in January 2032. The Company is required to make quarterly principal repayments equal to 0.25% of the initial Term Loan B, beginning in the second quarter of 2025. Borrowings under the Term Loan B bear interest at the greater of 1) SOFR plus 10 basis points, or 2) a floor of 0%, plus an applicable margin of 200 basis points to 225 basis points, dependent on the leverage ratio.

During 2024, the Company recognized $11.3 million of financing costs associated with the Term Loan B, which were recorded in other assets on the Consolidated Balance Sheets at December 31, 2024.

Bridge Credit Agreement

In connection with the Marel Transaction, on April 4, 2024, the Company entered into a bridge credit agreement with certain financial institutions (the "Bridge Credit Agreement") that committed to provide the Company with secured bridge financing in an aggregate principal amount of €1.9 billion. Upon the completion of the Marel Transaction on January 2, 2025, the Bridge Credit Agreement was terminated. Accordingly, the Company fully amortized the related capitalized financing costs as of December 31, 2024.

During 2024, the Company recognized $7.1 million of financing costs associated with the Bridge Credit Agreement, in Interest expense in the Consolidated Statements of Income.

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

The Notes were not convertible during the year ended December 31, 2024 and none have been converted to date. Also given the daily average market price of the common stock has not exceeded the exercise price since inception, there is no impact to the diluted earnings per share.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and resulted in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on the Balance Sheet as of December 31, 2024 and 2023.

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

NOTE 8. INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes and non-controlling interests for the years ended on December 31, are shown below:

(In millions)	2024	2023	2022
Domestic	$(40.8)	$65.8	$46.6
Foreign	136.1	87.3	73.4
Income before income taxes	$95.3	$153.1	$120.0

The provision for income taxes related to income from continuing operations for the years ended on December 31, consisted of:

(In millions)	2024	2023	2022
Current:
Federal	$1.2	$17.7	$16.1
State	2.0	5.2	5.0
Foreign	33.3	22.2	14.2
Total current	$36.5	$45.1	$35.3
Deferred:
Federal	$(21.0)	$(18.9)	$(14.0)
State	(4.2)	(2.9)	(2.9)
Foreign	(0.6)	0.2	(2.2)
Total deferred	$(25.8)	$(21.6)	$(19.1)
Provision for income taxes	$10.7	$23.5	$16.2

Significant components of deferred tax assets and liabilities at December 31, were as follows:

(In millions)	2024	2023
Deferred tax assets attributable to:
Accrued pension and other postretirement benefits	$5.5	$5.9
Accrued expenses and accounts receivable allowances	8.2	12.4
Loss carryforwards	6.1	8.7
Inventories	7.8	8.4
Stock-based compensation	5.6	5.8
Operating lease liabilities	7.5	10.2
Convertible bond	4.9	8.5
Research and development costs	51.5	42.2
Credit carryforwards	6.0	3.2
Acquisition Costs	5.4	—
Other	5.2	4.7
Total deferred tax assets	$113.7	$110.0
Valuation allowance	(5.3)	(6.0)
Deferred tax assets, net of valuation allowance	$108.4	$104.0
Deferred tax liabilities attributable to:
Investment in subsidiary	$0.9	$9.4
Property, plant and equipment	16.7	21.3
Goodwill and intangibles	61.5	60.1
Right to use lease assets	7.2	10.1
Net investment hedges	0.7	3.2
Other	1.0	—
Total deferred tax liabilities	$88.0	$104.1
Net deferred tax liabilities	$20.4	$(0.1)

Included in deferred tax assets are tax benefits related to net operating and capital loss carryforwards attributable to foreign and domestic operations. The net tax effect of state and foreign loss carryforwards at year-end 2024 totaled $6.1 million. Of this amount, $3.4 million are available to offset future taxable income in several jurisdictions indefinitely, and $2.7 million are available to offset future taxable income through 2044. Of the tax effected losses, approximately $3.4 million in Belgium, Australia, the United States and the Netherlands are subject to a full valuation allowance, as management has concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully utilized.

Included in deferred tax assets at December 31, 2024 are $6.0 million of research and development and foreign tax credit carryforwards, of which $2.4 million are U.S. state credits that will expire beginning in 2032, if unused.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	2024	2023	2022
Statutory U.S. federal tax rate	21%	21%	21%
Net difference resulting from:
Research and development tax incentives	(8)	(5)	(7)
Foreign earnings subject to different tax rates	5	2	3
State income taxes	(1)	2	2
Foreign tax credits	(14)	(5)	(6)
US foreign inclusions	14	6	7
Stock based compensation - excess tax benefit	1	—	(2)
Remeasurement of deferred tax liability	(9)	—	—
Valuation allowance	(1)	3	1
Disposition of subsidiary	—	(7)	—
Executive Compensation	2	—	—
Other	1	(2)	(5)
Total difference	(10)%	(6)%	(7)%
Effective income tax rate	11%	15%	14%

The Company considers certain unremitted earnings of foreign subsidiaries indefinitely reinvested. The amount of unrecognized deferred tax liabilities associated with these earnings is approximately $1.1 million.

As of December 31, 2024, the Company has accumulated undistributed earnings generated by its foreign subsidiaries, which were predominantly taxed in the U.S. The Company does not assert that these previously taxed earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has recorded an estimated deferred tax liability of $0.9 million for taxes related to the Company's foreign earnings that are not permanently reinvested.

As of December 31, 2024, the Company did not have any unrecognized tax benefits that, if recognized, would impact the Company’s effective tax rate. In 2024, the Company settled an outstanding audit and reflected the previously unrecognized tax benefit in the current year effective tax rate.

The Organization for Economic Co-operation and Development (OECD) established a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025, depending on the jurisdictions in which the Company operates. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the Company operates have enacted legislation, and other countries are in the process of introducing legislation, to implement Pillar Two. Pillar Two did not have a material impact on the Company's effective tax rate, consolidated results of operations, financial position, or cash flows for the period ending December 31, 2024.

The Company files income tax returns in the U.S. and foreign jurisdictions. The Company is generally subject to examination by the IRS for years 2021 and later. In addition to the U.S., the Company has tax years that remain open and subject to examination by tax authorities in the following major taxing jurisdictions: Sweden for years after 2022, Brazil for years after 2019, Netherlands for years after 2019, Belgium for years after 2022 and UK for years after 2022.

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

Termination of U.S. qualified defined benefit pension plan

During 2024, we obtained approval from our Board of Directors to settle all outstanding obligations of our U.S. qualified defined benefit pension plan (the “Plan”), through a combination of voluntary lump sum payments and the purchase of an annuity contract. As of December 31, 2024, the Company has pre-tax accumulated losses related to the Plan of $150.0 million reported as accumulated other comprehensive loss in the Consolidated Balance Sheet. During the fourth quarter of 2024, the Company recognized a settlement charge of $23.3 million from its pre-tax accumulated loss related to the Plan as a non-cash, pre-tax pension expense. The Company recognized a pre-tax accumulated loss of $146.4 million on February 4, 2025, upon final settlement of the Plan via the purchase of an annuity contract. No additional cash contribution was required to settle the Company's outstanding obligations and terminate the Plan.

The funded status of the Company's pension plans, together with the associated balances recognized in its consolidated financial statements as of December 31, 2024 and 2023, were as follows:

(In millions)	2024	2023
Projected benefit obligation at January 1	$274.1	$269.2
Service cost	1.2	1.1
Interest cost	12.2	12.8
Actuarial (gain) loss	(13.5)	6.9
Plan participants' contributions	0.2	0.2
Benefits paid	(48.2)	(17.8)
Currency translation adjustments	(2.7)	1.7
Projected benefit obligation at December 31	$223.3	$274.1
Fair value of plan assets at January 1	$249.9	$237.7
Company contributions	3.0	11.9
Actual return on plan assets	(2.8)	17.2
Plan participants' contributions	0.2	0.2
Benefits paid	(48.2)	(17.8)
Currency translation adjustments	(1.0)	0.7
Fair value of plan assets at December 31	$201.1	$249.9
Funded status of the plans (liability) at December 31	$(22.2)	$(24.2)
Amounts recognized in the Consolidated Balance Sheets at December 31
Other current liabilities	(4.3)	(1.6)
Accrued pension and other post-retirement benefits, less current portion	(17.8)	(22.6)
Net amount recognized	$(22.1)	$(24.2)

The liability associated with the OPEB plan included in the consolidated financial statements was $1.7 million and $2.2 million as of December 31, 2024 and 2023, respectively.

Amounts recognized in accumulated other comprehensive loss at December 31, 2024 and 2023 were $153.5 million and $179.2 million, respectively for pensions, and $(0.7) million and $(0.3) million for the OPEB plan, respectively. These amounts were primarily unrecognized actuarial gains and losses.

The accumulated benefit obligation for all pension plans was $218.3 million and $268.8 million at December 31, 2024 and 2023, respectively. All pension plans had accumulated benefit obligations in excess of plan assets as of December 31, 2024. For the year ended December 31, 2024, accumulated benefit obligation for the pension plans decreased primarily due to actuarial gains incurred from the increase in discount rates driven by an increase in bond yields.

Pension costs (income) for the years ended December 31, were as follows:

(In millions)	2024	2023	2022
Service cost	$1.2	$1.1	$1.7
Interest cost	12.2	12.8	7.4
Expected return on plan assets	(13.6)	(17.1)	(15.7)
Amortization of net actuarial loss	5.4	5.0	8.0
Settlement charge recognized	23.3	—	0.2
Total costs	$28.5	$1.8	$1.6

OPEB plan costs were not material for the years ended December 31, 2024, 2023, and 2022.

Pre-tax changes in projected benefit obligations and plan assets recognized in other comprehensive loss during 2024 for the OPEB plan were not material and for the pension plans were as follows:

(In millions)	Pensions
Actuarial gain	$2.9
Amortization of net actuarial loss	(28.7)
Net income recognized in other comprehensive income	$(25.8)
Total recognized in net periodic benefit cost and other comprehensive income	$2.7

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

The following weighted-average assumptions were used to determine the benefit obligations for the pension plans:

	2024	2023	2022
Discount rate	5.13%	4.74%	5.02%
Rate of compensation increase	2.72%	2.56%	2.55%

The following weighted-average assumptions were used to determine net periodic benefit cost for the pension plans:

	2024	2023	2022
Discount rate	4.71%	5.00%	2.86%
Rate of compensation increase	2.72%	2.56%	2.55%
Expected rate of return on plan assets	4.88%	6.08%	5.42%

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

Target asset allocations and actual allocations as of December 31, 2024 and 2023 were as follows:

	Target	2024	2023
Equity	0% - 15%	—%	—%
Fixed income	70% - 100%	81%	88%
Real estate and other	0% - 15%	11%	8%
Cash	0% - 10%	8%	4%
		100%	100%

Actual pension plans’ asset holdings by category and level within the fair value hierarchy are presented in the following table:

	As of December 31, 2024			As of December 31, 2023
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2
Cash and cash equivalents	$12.3	$12.3	$—	$8.7	$8.7	$—
Fixed income securities:
Government securities(1)	77.0	—	77.0	55.2	—	55.2
Corporate bonds(2)	45.7	—	45.7	125.8	—	125.8
Other investments(3)	15.6	—	15.6	15.3	—	15.3
Total assets at fair value	$150.6	$12.3	$138.3	$205.0	$8.7	$196.3
Investments valued using NAV as a practical expedient(4)	50.1			44.7
Total assets	$200.7			$249.7

(1)Includes U.S. government securities and funds that invest primarily in U.S. government bonds, including treasury inflation protected securities.
(2)Includes funds that invest in investment grade bonds, high yield bonds and mortgage-backed fixed income securities.
(3)Includes funds that invest primarily in commodities and investments in insurance contracts held by the Company's foreign pension plans.
(4)The Company elected the practical expedient to characterize certain new investments which are measured at net asset values ("NAV") that have not been classified in the fair value hierarchy.
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

Contributions

The Company expects to contribute $3.2 million to its pension and other post-retirement benefit plans in 2025. The pension contributions will primarily be made to the non-U.S. pension plans. All of the contributions are expected to be in the form of cash.

Estimated future benefit payments

The following table summarizes expected benefit payments from various pension benefit plans through 2034. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions
2025	$20.4
2026	19.8
2027	18.4
2028	17.7
2029	18.1
2030-2034	83.8

Savings Plans

U.S. and some international employees participate in defined contribution savings plans that the Company sponsors. These plans generally provide company matching contributions on participants’ voluntary contributions and/or company non-elective contributions. Additionally, certain highly compensated employees participate in a non-qualified deferred compensation plan, which also allows for company matching contributions and company non-elective contributions on compensation in excess of the Internal Revenue Code Section 401(a) (17) limit. The expense for matching contributions was $15.3 million, $13.6 million, and $11.9 million in 2024, 2023 and 2022, respectively.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the Balance Sheet date. For the Company, AOCI is composed of adjustments related to pension and other post-retirement benefits plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the years ended December 31, 2024 and 2023 by component are shown in the following table:

(In millions)	Pension and Other Post-retirement Benefits(1)	Derivatives Designated as Hedges(1)	Foreign Currency Translation(1)	Total(1)
Balance as of January 1, 2023	$(130.9)	$14.8	$(88.2)	$(204.3)
Other comprehensive income (loss) before reclassification	(5.5)	2.4	17.0	13.9
Amounts reclassified from accumulated other comprehensive income	3.7	(8.0)	(1.1)	(5.4)
Balance as of December 31, 2023	$(132.7)	$9.2	$(72.3)	$(195.8)
Other comprehensive income (loss) before reclassification	(2.2)	1.2	(40.8)	(41.8)
Amounts reclassified from accumulated other comprehensive income	21.4	(8.3)	—	13.1
Balance as of December 31, 2024	$(113.5)	$2.1	$(113.1)	$(224.5)
(1)    All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2024 were $28.7 million of charges to pension expense, other than service cost, net of $7.3 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2024 were $11.1 million of benefit in interest expense, net of $2.8 million income tax provision.

Reclassification adjustments from AOCI into earnings for pension and other post-retirement benefits plans for the year ended December 31, 2023 were $5.0 million of charges to pension expense, other than service cost, net of $1.3 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the year ended December 31, 2023 were $10.8 million of benefit in interest expense, net of $2.8 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the year ended December 31, 2023 were $1.5 million of benefit in interest expense, net of $0.4 million in provision for income taxes.

NOTE 11. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense and related income tax effects for the years ended December 31, as follows:

(In millions)	2024	2023	2022
Stock-based compensation expense	$14.7	$11.4	$8.9
Tax benefit recorded in consolidated statements of income	$3.2	$2.9	$4.6

As of December 31, 2024, there was $17.8 million of unrecognized stock-based compensation expense for outstanding awards expected to be recognized over a weighted average period of 1.7 years.

Incentive Compensation Plan

The Company sponsors a stock-based compensation plan (the “Incentive Compensation Plan”) that provides certain incentives and awards to its officers, employees, directors and consultants. The Incentive Compensation Plan allows the Compensation and Human Resources Committee (the “Committee”) of the Board of Directors to make various types of awards to eligible individuals. Awards that may be issued include common stock, stock options, stock appreciation rights, restricted stock and stock units.

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

Restricted Stock Units

A summary of the nonvested restricted stock units as of December 31, 2024 and changes during the year is presented below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2023	490,253	$82.67
Granted	168,853	$101.56
Vested	(84,754)	$129.16
Forfeited	(19,777)	$106.10
Nonvested at December 31, 2024	554,575	$78.50

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

The number of shares to be issued for performance-based restricted stock units awards made in 2024, 2023, and 2022, is dependent upon performance over the three year period ending December 31st of the respective term, with respect to cumulative diluted earnings per share from continuing operations and average operating return on invested capital (ROIC). The payout for 2024 grants of performance-based units is also dependent and may increase or decrease by 20% if the Company’s three year total shareholder return is within the top quartile or bottom quartile, respectively, of the comparator group of the Standard & Poor’s 1500 Industrial Machinery index. ROIC is defined as net income plus after tax net interest expense divided by average invested capital, which is an average of total shareholders equity plus debt plus future pension expenses held in AOCI less cash and cash equivalents. Based on results achieved in 2024, 2023, and 2022, and the forecasted amounts over the remainder of the performance period, the Company expects to issue a total of 74,007, 79,754, and 65,816, shares at the vesting dates in February 2027, February 2026, and February 2025, respectively. Compensation cost has been measured in 2024 based on these expectations.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31:

	2024	2023	2022
Weighted-average grant-date fair value of restricted stock units granted	$101.56	$109.28	$107.53
Fair value of restricted stock vested (in millions)	$8.4	$5.6	$14.5

NOTE 12. STOCKHOLDERS’ EQUITY

The following is a summary of capital stock activity (in shares) for the year ended December 31, 2024:

	Common Stock Outstanding	Common Stock Held in Treasury
December 31, 2023	31,789,698	71,982
Treasury stock purchases	54,096	(54,096)
December 31, 2024	31,843,794	17,886

On December 1, 2021, the Board authorized a share repurchase program of up to $30 million of the Company's common stock, effective January 1, 2022 through December 31, 2024. Shares were purchased from time to time in open market transactions, subject to market conditions. Repurchased shares become treasury shares, which are accounted for using the cost method and are intended to be used for future awards under the Incentive Compensation Plan.

NOTE 13. REVENUE RECOGNITION

Transaction price allocated to the remaining performance obligations

The Company has estimated that $720.5 million in revenue is expected to be recognized in the future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of December 31, 2024. The Company expects to complete these obligations and recognize 88% as revenue in 2025 and the remainder after 2025.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	December 31,
(In millions)	2024	2023	2022
Type of Good or Service
Recurring (1)	$842.7	$845.6	$751.1
Non-recurring (1)	873.3	818.8	839.2
Total	$1,716.0	$1,664.4	$1,590.3

Geographical Region (2)
North America	$1,005.8	$1,014.4	$958.1
Europe, Middle East and Africa	465.1	421.4	395.0
Asia Pacific	153.6	143.3	140.6
Central and South America	91.5	85.3	96.6
Total	$1,716.0	$1,664.4	$1,590.3

Timing of Recognition
Point in Time	$842.5	$848.0	$796.3
Over Time	873.5	816.4	794.0
Total	$1,716.0	$1,664.4	$1,590.3
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	December 31, 2024	December 31, 2023	December 31, 2022
Contract Assets	$95.4	$74.5	$65.1
Contract Liabilities	178.0	156.5	161.2

The revenue recognized during the year ended December 31, 2024, 2023 and 2022 that was included in contract liabilities at the beginning of the year amounted to $141.8 million, $150.0 million, and $135.4 million respectively. The Company assumed contract liabilities from acquisitions in the amount of $19.1 million in 2022. The remainder of the change from December 31, 2024, December 31, 2023 and December 31, 2022 is driven by the timing of advance and milestone payments received from customers, customer returns, and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") from net income for the respective periods and basic and diluted shares outstanding:

(In millions, except per share data)	2024	2023	2022
Basic earnings per share:
Income from continuing operations	$84.6	$129.3	$103.8
Income from discontinued operations, net of tax	0.8	453.3	33.6
Net income	$85.4	$582.6	$137.4
Weighted average number of shares outstanding	32.0	32.0	32.0
Basic earnings per share from:
Continuing operations	$2.65	$4.04	$3.24
Discontinued operations	0.02	14.17	1.05
Net income	$2.67	$18.21	$4.29
Diluted earnings per share:
Income from continuing operations	$84.6	$129.3	$103.8
Income from discontinued operations, net of tax	0.8	453.3	33.6
Net income	$85.4	$582.6	$137.4
Weighted average number of shares outstanding	32.0	32.0	32.0
Effect of dilutive securities:
Restricted stock	0.2	0.1	0.1
Total shares and dilutive securities	32.2	32.1	32.1
Diluted earnings per share from:
Continuing operations	$2.63	$4.02	$3.23
Discontinued operations	0.02	14.11	1.05
Net income	$2.65	$18.13	$4.28

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at December 31, 2024 of $563.3 million, as hedges and therefore does not apply hedge accounting.

In connection with the Marel Transaction, the Company entered into deal-contingent forward contracts during October 2024 to hedge the impact of variability in exchange rates on the euro-denominated purchase price. The deal-contingent forward contracts had an aggregate notional amount of EUR 731.7 million, and effectively fixed the exchange rate for a portion of the purchase price for the Marel Transaction at 1.093 EUR to USD. At December 31, 2024, the Company recognized a mark-to-market loss on the forward contracts of $42.4 million, resulting from a decrease in the EUR to USD exchange rate.

The fair values of our foreign currency assets are recorded within other current assets and other assets, and the fair values of foreign currency derivative liabilities are recorded within other current liabilities and other liabilities. The following table presents the fair value of foreign currency derivatives and embedded derivatives included within the Consolidated Balance Sheets:

	As of December 31, 2024		As of December 31, 2023
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$3.8	$44.4	$13.6	$3.0

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

As of December 31, 2024 and 2023, information related to these offsetting arrangements was as follows:

(In millions)	As of December 31, 2024
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.3	$—	$6.3	$(1.6)	$4.7

Offsetting of Liabilities	As of December 31, 2024
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$44.3	$—	$44.3	$(1.6)	$42.7

(In millions)	As of December 31, 2023
Offsetting of Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$25.8	$—	$25.8	$(2.3)	$23.5

Offsetting of Liabilities	As of December 31, 2023
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Amount Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$2.3	$—	$2.3	$(2.3)	$—

The following table presents the location and amount of the loss on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
(In millions)		2024	2023	2022
Foreign exchange contracts	Revenue	$(6.6)	$2.0	$(7.4)
Foreign exchange contracts	Cost of sales	4.1	(0.2)	(3.7)
Foreign exchange contracts	Selling, general and administrative expense	(43.7)	0.4	2.2
Commodity contracts	Income from discontinued operations	—	—	(0.7)
Total		$(46.2)	$2.2	$(9.6)
Remeasurement of assets and liabilities in foreign currencies		1.2	(1.6)	9.3
Net gain (loss)		$(45.0)	$0.6	$(0.3)

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

At December 31, 2024, the fair value of these derivatives designated as cash flow hedges was recorded in the Consolidated Balance Sheet as other current assets of $3.0 million and as accumulated other comprehensive income, net of tax, of $2.1 million. At December 31, 2023, the fair value of these derivatives designated as cash flow hedges was recorded in the Consolidated Balance Sheet as other assets of $12.3 million and as accumulated other comprehensive income, net of tax, of $9.2 million.

Net Investment: In July 2018, the Company entered into cross currency swap agreements that synthetically swap $116.4 million of fixed rate debt to Euro denominated fixed rate debt. The agreements were designated as net investment hedges for accounting purposes. Accordingly, the gains or losses on these derivative instruments were included in the foreign currency translation component of other comprehensive income. The agreements matured in July 2023 resulting in cash proceeds and a gain of $5.8 million that was recognized in Accumulated other comprehensive loss on the Consolidated Balance Sheet as of December 31, 2023. Coupons received for the cross currency swaps were excluded from the net investment hedge effectiveness assessment and recorded in interest expense on the Consolidated Statements of Income. Coupon interest from cross currency swap agreements recorded in interest expense was $1.5 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively.

Refer to Note 16. Fair Value of Financial Instruments, for a description of how the values of the above financial instruments are determined.

Credit risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of December 31, 2024, is limited to the amount outstanding on the financial instrument. Allowances for losses are established based on collectability assessments. Refer to Note 1. Summary of Significant Accounting Policies for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of December 31, 2024				As of December 31, 2023
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.2	$13.2	$—	$—	$10.8	$10.8	$—	$—
Derivatives	6.8	—	6.8		25.9	—	25.9
Total assets	$20.0	$13.2	$6.8	$—	$36.7	$10.8	$25.9	$—

Liabilities:
Derivatives	$44.4	$—	$44.4	$—	$3.0	$—	$3.0	$—
Total liabilities	$44.4	$—	$44.4	$—	$3.0	$—	$3.0	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of December 31, 2024, $0.7 million of investments are recorded in other current assets in the Consolidated Balance Sheet related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in other assets on the Consolidated Balance Sheets. Investments include an unrealized gain of $1.1 million and $1.7 million as of December 31, 2024 and 2023, respectively.

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

The carrying values and the estimated fair values of debt financial instruments as of December 31 were as follows:

	2024		2023
(In millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Convertible senior notes	$399.4	$398.2	$397.2	$361.6
Revolving credit facility, expires December 14, 2026	854.0	854.0	250.0	250.0

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

Guarantees and Product Warranties
In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $36.8 million at December 31, 2024, represent guarantees of future performance. The Company also has provided approximately $8.3 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year; the Company expects to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts but will receive indemnification from third parties for ninety percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of December 31, 2024, the gross value of such arrangements was $2.8 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

(In millions)	2024	2023
Balance at beginning of the year	$9.9	$10.8
Expenses for new warranties	10.2	9.9
Adjustments to existing accruals	(0.8)	(0.2)
Claims paid	(6.7)	(10.8)
Translation	(0.4)	0.2
Balance at end of year	$12.2	$9.9

NOTE 18. LEASES

Lessee Accounting
The components of the Company's lease costs for the years ended December 31, were as follows:

(In millions)	2024	2023	2022
Fixed lease cost	$16.1	$16.5	$15.1
Variable lease cost	3.4	4.0	3.0
Total operating lease cost	$19.5	$20.5	$18.1

Included within operating lease costs are short-term lease costs, which were $1.1 million, $1.4 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively, and sublease income which was immaterial for the years ended December 31, 2024, 2023, and 2022. The Company's finance lease cost was immaterial for the years ended December 31, 2024, 2023, and 2022.

Supplemental cash flow information related to the Company's leases for the years ended December 31, was as follows:

(In millions)	2024	2023	2022
Operating cash flows from operating leases	$14.5	$15.0	$12.8
Right-of-use assets obtained in exchange for new operating lease liabilities	9.2	10.8	12.0

Financing cash flows from finance leases were immaterial for the years ended December 31, 2024, 2023, and 2022. Right-of-use assets obtained in exchange for new finance lease liabilities were $1.3 million and $1.2 million for the years ended December 31, 2024, 2023, and immaterial for the year ended December 31 2022.

Supplemental balance sheet information related to the Company's leases as of December 31, was as follows:

(In millions)	Balance Sheet Classification	2024	2023
Lease ROU assets:
Operating	Other assets	$32.3	$37.3
Finance (a)	Net property, plant and equipment	4.7	4.7
Total lease ROU assets		$37.0	$42.0

Lease liabilities:
Current:
Operating	Other current liabilities	$11.9	$12.2
Finance (a)	Other current liabilities	1.0	0.9
Long-term:
Operating	Other liabilities	21.7	27.2
Finance (a)	Other liabilities	1.4	1.4
Total lease liabilities		$36.0	$41.7
(a)     Finance leases include real estate leases for which the Company is a lessee for an indefinite lease term. However, these finance leases have no lease liability outstanding as of December 31, 2024 as no amounts are due under the lease.

The following table presents the weighted-average remaining lease term and discount rates for the leases for which the Company is the lessee:

(In millions)	2024	2023
Weighted-average remaining lease term (years)
Operating leases	3.9	4.3
Finance leases(a)	3.0	3.0
Weighted-average discount rate
Operating leases	5.5%	5.3%
Finance leases(a)	6.1%	5.9%
(a)     Excludes real estate finance leases for which the Company is a lessee for an indefinite lease term and has no lease liability outstanding as of December 31, 2024.

The majority of ROU assets and lease liabilities, approximately 77%, relate to real estate leases, with the remaining amount primarily comprised of vehicle leases.

Maturity of operating and finance lease liabilities as of December 31, 2024, in millions:

(In millions)	Operating Leases	Finance Leases
Year 1(a)	$13.3	$1.1
Year 2	8.5	0.8
Year 3	6.2	0.5
Year 4	4.1	0.2
Year 5	2.8	—
After Year 5	2.3	—
Total lease payments	$37.2	$2.6
Less: Interest on lease payments	(3.6)	(0.2)
Present value of lease liabilities	$33.6	$2.4
(a) Represents the next 12 months

Refer to Note 21. Related Party Transactions for details of operating lease agreements with related parties.
Lessor Accounting
Operating Leases:

The following tables provide the required information regarding operating leases for which the Company is the lessor.

Operating Lease Revenue:

(In millions)	December 31, 2024	December 31, 2023	December 31, 2022
Fixed payment revenue	$67.2	$63.8	$65.4
Variable payment revenue	28.6	33.8	33.1
Total	$95.8	$97.6	$98.5

Operating Lessor Maturity Analysis as of December 31, 2024, in millions:

Year 1(a)	$44.3
Year 2	51.6
Year 3	25.8
Year 4	19.6
Year 5	11.9
After Year 5	7.9
Total lease receivables	$161.1
(a) Represents the next 12 months

Sales-Type Leases:

Sales-Type Lessor Maturity Analysis as of December 31, 2024, in millions:

Year 1(a)	$1.5
Year 2	1.5
Year 3	1.2
Year 4	0.8
Year 5	0.5
After Year 5	0.2
Total lease receivables	$5.7
(a) Represents the next 12 months

Sales-type lease revenue was $5.8 million, $5.2 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022 respectively.

Our net investment in sales-type leases were classified in the Consolidated Balance Sheets as of December 31, as follows:

(In millions)	2024	2023
Trade receivables, net of allowances	$4.1	$4.8
Other assets	4.6	2.0
Total	$8.7	$6.8

NOTE 19. BUSINESS SEGMENTS

The Company has determined that it operates as a single reportable segment. Operating segments for the Company are determined based on information used by the chief operating decision maker (CODM) in deciding how to evaluate performance and allocate resources to each of the segments. The Company's Chief Executive Officer is the CODM, who reviews the Company's financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company's financial performance.

Segment profitability measures and significant expenses

The following table presents information about reportable segment revenue, segment income from continuing operations, and significant segment expenses used by the CODM for the purpose of allocating resources and evaluating the Company's financial performance:

(In millions)	2024	2023	2022
Total revenue	$1,716.0	$1,664.4	$1,590.3
Less:
Cost of sales	1,089.5	1,078.7	1,060.9
Selling and administrative expense	485.8	389.1	366.7
Research and development expenses	20.9	20.5	23.0
Interest income	(23.7)	(13.4)	(3.7)
Interest expense	19.4	24.3	16.3
Income tax expense	10.7	23.5	16.2
Other segment items (1)	28.8	12.4	7.1
Income from continuing operations	$84.6	$129.3	$103.8
(1) Other segment items includes Restructuring expense, Pension expense, other than service cost and other gains and losses.

Geographic segment information

Geographic segment sales were identified based on the location where the Company's products and services were delivered.

	Year Ended December 31,
(In millions)	2024	2023	2022
Revenue (by location of customers):
United States	$932.3	$949.3	$886.4
All other countries	783.7	715.1	703.9
Total revenue	$1,716.0	$1,664.4	$1,590.3

Geographic segment long-lived assets include property, plant and equipment, net and certain other non-current assets.

	Year Ended December 31,
(In millions)	2024	2023
Long-lived assets:
United States	$232.7	$231.6
All other countries	104.6	112.5
Total long-lived assets	$337.3	$344.1

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

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan included streamlining operations and enhancing our general and administrative infrastructure. The Company recognized restructuring charges of $18.2 million, net of a cumulative release of $7.7 million. The 2022/2023 restructuring plan was completed as of March 31, 2024.

The following table details the cumulative restructuring charges reported in operating income for the 2022/2023 restructuring plan since the implementation of this plan:

	Cumulative Amount	As of the Quarter Ended				Cumulative Amount
(In millions)	Balance as of December 31, 2023	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	Balance as of December 31, 2024
2022/2023 restructuring plan
Severance and related expense	$12.7	$0.7	$0.1	$(0.2)	$0.3	$13.6
Other	4.1	0.4	0.1	—	—	4.6
Total Restructuring charges	$16.8	$1.1	$0.2	$(0.2)	$0.3	$18.2

Restructuring charges, net of release of related liability, are reported in restructuring expense within the Consolidated Statements of Income. Liability balances for restructuring activities are included in Accounts payable, trade and other and Other current liabilities in the accompanying Consolidated Balance Sheets. The table below details the restructuring activities for the year ended December 31, 2024:

		Impacts to earnings
(In millions)	Balance as of December 31, 2023	Charged to Earnings	Releases	Cash Payments	Balance as of December 31, 2024
2022/2023 restructuring plan
Severance and related expense	$4.3	$2.0	$(1.2)	$(4.4)	$0.7
Other	3.7	0.5	—	(4.2)	—
Total	$8.0	$2.5	$(1.2)	$(8.6)	$0.7

The Company released $1.2 million of the liability during the year ended December 31, 2024 which it no longer expects to pay in connection with the restructuring plans due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 21. RELATED PARTY TRANSACTIONS

The Company is a party to agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of December 31, 2024, the operating lease right-of-use asset and the lease liability related to these agreements were $2.8 million and $2.9 million, respectively. As of December 31, 2023, the operating lease right-of-use asset and the lease liability related to these agreements were $3.5 million and $3.7 million, respectively.

NOTE 22. SUBSEQUENT EVENTS

Merger with Marel hf.

On January 2, 2025, the Company completed the acquisition of Marel hf. ("Marel"), achieving acceptance of the Offer by Marel shareholders representing approximately 97.5% of Marel's issued and outstanding common shares (the "Marel Transaction"). On February 4, 2025, the Company acquired the remaining 2.5% of Marel's issued and outstanding common shares ("Squeeze out"). Marel is a multi-national food processing company based in Gardabaer, Iceland that manufactures equipment and provides other services for food processing in the poultry, meat, fish, and pet food industries. The acquisition of Marel provides JBT with its complementary product portfolios to create a leading global food and beverage technology solutions company. The total consideration for the Marel Transaction and Squeeze out was $4.4 billion, comprised of $1.0 billion of cash consideration paid to the Marel Shareholders, $0.9 billion for repayment of Marel's debt, and $2.5 billion from the issuance of the Company's common stock. The acquisition will be accounted for as a business combination. The preliminary purchase price allocation for the Marel Transaction is not available as of the date of this filling due to the timing of the closing. A deferred tax asset of $5.4 million, recognized as of December 31, 2024, for the Marel Transaction related acquisition costs will be written off and recorded as an income tax expense for the period ending March 31, 2025.

In accordance with the terms of the Purchase Agreement, the Company issued 19,979,633 shares of its common stock to Marel shareholders for the Marel Transaction and Squeeze out, representing approximately 38 percent of its ownership in the combined company upon completion of the issuance. The shares of the combined company remain listed on the New York Stock Exchange (NYSE) with a secondary listing on Nasdaq Iceland. The stock ticker of the combined company was changed to JBTM and commenced trading on both NYSE and Nasdaq Iceland on January 3, 2025.

Debt financing transactions

In connection with the Marel Transaction, on January 2, 2025, the Company secured takeout financing comprised of the $900 million Senior Secured Term Loan B and the Second Amended and Restated Credit Agreement, which increased the borrowing limit of the Company's revolving credit facility from $1.3 billion to $1.8 billion. In addition, the Bridge Credit Agreement was terminated on January, 2, 2025 as a result of the completion of Marel Transaction and related takeout financing.

Refer to Note 7. Debt of the Notes to the Consolidated Financial Statements for additional information.

Termination of U.S. qualified defined benefit pension plan

On February 4, 2025, the Company transferred its remaining obligations related to the U.S. qualified defined benefit pension plan to an insurance company through the purchase of an irrevocable group annuity contract.

Refer to Note 9. Pension and Post-Retirement and Other Benefit Plans of the Notes to the Consolidated Financial Statements for additional information.

Schedule II—Valuation and Qualifying Accounts

(In thousands)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions and Other(a)	Balance at End of Period
Year ended December 31, 2022:
Allowance for doubtful accounts	$5,213	$3,507	$2,227	$6,493
Valuation allowance for deferred tax assets	$4,617	$1,180	$3,203	$2,594
Year ended December 31, 2023:
Allowance for credit losses	$6,493	$1,626	$3,192	$4,927
Valuation allowance for deferred tax assets	$2,594	$5,126	$1,712	$6,008
Year ended December 31, 2024:
Allowance for credit losses	$4,927	$2,115	$1,868	$5,174
Valuation allowance for deferred tax assets	$6,008	$509	$1,227	$5,290

(a)    “Deductions and other” includes translation adjustments, write-offs, net of recoveries, and reductions in the allowances credited to expense.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management of the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures were effective as of December 31, 2024 to ensure that information required to be disclosed in reports the Company files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, management concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024, based on the criteria in Internal Control Integrated Framework issued by the COSO.

Attestation Report of the Registered Public Accounting Firm
PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which is included on page 55.

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

There were no changes in our internal control over financial reporting identified in the evaluation for the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

ITEM 9B.    OTHER INFORMATION

Rule 10b5-1 Trading Plans

(b)

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a code of ethics entitled the “Code of Business Conduct and Ethics” that applies to employees, including principal executive and financial officers (including the principal executive officer, principal financial officer and principal accounting officer) as well as directors. A copy of the Code of Business Conduct and Ethics may be found on the Company's website at www.jbtc.com under About Us / Corporate Governance and is available in print to stockholders without charge by submitting a request to the General Counsel and Assistant Secretary of JBT Marel Corporation, 70 West Madison Street, Suite 4400, Chicago, Illinois 60602.

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

Other information required by this Item can be found in the sections entitled "Board of Directors," "Delinquent Section 16(A) Reports," "Information about the Board of Directors" and "Securities Trading Policy" in the Proxy Statement for the Company's 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item can be found in the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions,” “Executive Compensation” and "Compensation Tables and Explanatory Information" of the Proxy Statement for the Company's 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item can be found in the sections entitled “Security Ownership of JBT Marel Corporation” and "Compensation Tables and Explanatory Information - Securities Authorized for Issuance Under Equity Compensation Plans Table" of the Proxy Statement for the Company's 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item can be found in the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the Company's 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item can be found in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement for the Company's 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.Financial Statements: The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed below and appear on pages 57 through 95 herein:

2.Financial Statement Schedule: Schedule II—Valuation and Qualifying Accounts is included in this Annual Report on Form 10-K on page 95. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

2.3
Transaction Agreement, dated as of April 4, 2024, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V. and Marel hf, incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on April 5, 2024.

3.1
Third Amended and Restated Certificate of Incorporation of JBT Marel Corporation, effective January 2, 2025, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2025.

3.2
Fourth Amended and Restated Bylaws of JBT Marel Corporation, effective January 2, 2025, incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed with the SEC on January 7, 2025.

4.1*	Description of common stock.

4.2	Form of Bond Hedge Confirmation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on May 28, 2021.

4.3	Form of Warrant Confirmation, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on May 28, 2021.

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

10.1B
Second Amendment, dated as of May 17, 2024, by and among John Bean Technologies Corporation, John Bean Technologies Europe B.V., the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on May 20, 2024.

10.1C
Second Amended and Restated Credit Agreement, dated January 2, 2025, by and among JBT Marel, Bidder, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2025.

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

10.4
John Bean Technologies Corporation Non-Qualified Savings and Investment Plan As Amended and Restated, Effective January 1, 2019, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 2, 2018.[2]

10.5
First Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on October 31, 2019.[2]

10.6
Second Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan, incorporated by reference to Exhibit 10.21A to our Annual Report on Form 10-K filed with the SEC on March 2, 2020.[2]

10.6A
Third Amendment of John Bean Technologies Corporation Non-Qualified Savings and Investment Plan incorporated by reference to Exhibit 10.6A to our Annual Report on Form 10-K filed with the SEC on February 23, 2024.[2]

10.7	JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 6, 2008.[2]

10.7A
First Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 15, 2009.[2]

10.7B
Second Amendment of JBT Corporation Salaried Employees’ Equivalent Retirement Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.[2]

10.8
Change in Control Executive Severance Agreement (Other Executive Officer) (Effective 2024), incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed with the SEC on February 23, 2024.[2]

10.9	Change in Control Executive Severance Agreement (CEO) (Effective 2024), incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed with the SEC on February 23, 2024.[2]

10.10
Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program - Part II Union Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11F to our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012.[2]

10.10A
First Amendment of Amended and Restated John Bean Technologies Corporation Employees’ Retirement Program - Part I Salaried and Nonunion Hourly Employees’ Retirement Program incorporated by reference to Exhibit 10.11G to our Annual Report on Form 10-K filed with the SEC on March 7, 2014.[2]

10.10B
Second Amendment of John Bean Technologies Corporation Employee's Retirement Program - Part I Salaried and Nonunion Hourly Employees' Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2015.[2]

10.10C
Third Amendment of John Bean Technologies Corporation Employees' Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (as Amended and Restated Effective as of January 1, 2012) incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 28, 2016.[2]

10.10D
Fourth Amendment of the John Bean Technologies Corporation Employees' Retirement Program Part I Salaried and Nonunion Hourly Employees' Retirement Plan (As Amended and Restated Effective as of January 1, 2012), incorporated by reference to Exhibit 10.10D to our Annual Report on Form 10-K filed with the SEC on February 23, 2024.[2]

10.10E
Fifth Amendment of the John Bean Technologies Corporation Employees' Retirement Program Part II Union Hourly Employees' Retirement Plan (As Amended and Restated Effective as of January 1, 2012), incorporated by reference to Exhibit 10.10E to our Annual Report on Form 10-K filed with the SEC on February 23, 2024.[2]

10.11
Amended and Restated John Bean Technologies Corporation Savings and Investment Plan effective January 1, 2023 incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed with the SEC on February 23, 2023.[2]

10.11A
First Amendment of the John Bean Technologies Corporation Savings and Investment Plan (As Amended and Restated Effective as of January 1, 2023), incorporated by reference to Exhibit 10.11A to our Annual Report on Form 10-K filed with the SEC on February 23, 2024.[2]

10.12	Amended and Restated Executive Severance Pay Plan effective December 5, 2023, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed with the SEC on February 23, 2024.[2]

10.13	Offer Letter to Brian Deck, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 16, 2020.[2]

10.13A	Offer Letter to Matthew Meister, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on December 16, 2020.[2]

10.13B	Offer Letter to Shelley Bridarolli, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 29, 2021.[2]

10.13C	Contract of Employment between John Bean Technologies AB and Robert Petrie, incorporated by reference to Exhibit 10.13D to our Annual Report on Form 10-K filed with the SEC on February 24, 2022.[2]

10.13D	Offer Letter to Augusto Rizzolo, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 18, 2022.[2]

10.13E
Letter of Assignment, dated July 29, 2024, between the Company and Augusto Rizzolo, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on October 23, 2024.[2]

10.13F*	Offer Letter to Arni Sigurdsson.[2]

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

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries of JBT Corporation.

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a).

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	John Bean Technologies Corporation Compensation Recovery Policy incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed with the SEC on February 23, 2024.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

JBT Marel Corporation
(Registrant)

By:	/s/ Brian A. Deck
Brian A. Deck
Chief Executive Officer
(Principal Executive Officer)
Date: February 28, 2025

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ BRIAN A. DECK	Director and	February 28, 2025
Chief Executive Officer
Brian A. Deck	(Principal Executive Officer)

/s/ MATTHEW J. MEISTER	Executive Vice President and	February 28, 2025
Chief Financial Officer
Matthew J. Meister	(Principal Financial Officer)

/s/ JESSI L. CORCORAN	Vice President, Corporate Controller	February 28, 2025
(Principal Accounting Officer)
Jessi L. Corcoran

/s/ BARBARA BRASIER	Director	February 28, 2025

Barbara Brasier

/s/ ALAN D. FELDMAN	Director	February 28, 2025

Alan D. Feldman

/s/ POLLY B. KAWALEK	Director	February 28, 2025

Polly B. Kawalek

/s/ LAWRENCE V. JACKSON	Director	February 28, 2025

Lawrence V. Jackson

/s/ CHARLES L. HARRINGTON	Director	February 28, 2025

Charles L. Harrington

/s/ SVAFA GRONFELDT	Director	February 28, 2025

Svafa Gronfeldt

/s/ OLAFUR S. GUDMUNDSSON	Director	February 28, 2025

Olafur S. Gudmundsson

/s/ ARNAR THOR MASSON	Director	February 28, 2025

Arnar Thor Masson

/s/ ANN SAVAGE	Director	February 28, 2025

Ann Savage