Form 10-Q
period 2025-03-31
JBT Marel Corp
filed 2025-05-05
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______
Commission File Number 1-34036

JBT Marel Corporation
(Exact name of registrant as specified in its charter)

Delaware		91-1650317
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

70 West Madison Street,	Suite 4400
Chicago,	Illinois	60602
(Address of principal executive offices)		(Zip code)
(312) 861-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	JBTM	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2025
Common Stock, par value $0.01 per share	51,968,744

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Revenue:
Product revenue	$771.1	$355.4
Service revenue	83.0	36.9
Total revenue	854.1	392.3
Operating expenses:
Cost of products	492.2	230.5
Cost of services	69.4	21.5
Selling, general and administrative expense	281.7	103.7
Research and development	33.6	6.4
Restructuring expense	10.6	1.1
Operating (loss) income	(33.4)	29.1
Pension expense, other than service cost	146.8	1.0
Other income	2.0	—
Interest income	1.4	5.7
Interest expense	42.4	2.9
(Loss) income from continuing operations before income taxes	(219.2)	30.9
Income tax (benefit) provision	(46.2)	8.1
Equity in net earnings of unconsolidated affiliate	—	(0.1)
(Loss) income from continuing operations	(173.0)	22.7
Income from discontinued operations, net of taxes	—	0.1
Net (loss) income	$(173.0)	$22.8

Basic (loss) earnings per share from:
Continuing operations	$(3.35)	$0.71
Discontinued operations	—	—
Net (loss) income	$(3.35)	$0.71
Diluted (loss) earnings per share from:
Continuing operations	$(3.35)	$0.71
Discontinued operations	—	—
Net (loss) income	$(3.35)	$0.71

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Net (loss) income	$(173.0)	$22.8
Other comprehensive income, net of taxes
Foreign currency translation adjustments	153.5	(18.3)
Pension and other postretirement benefits adjustments	112.1	0.6
Derivatives designated as hedges	(19.6)	(0.9)
Other comprehensive income	246.0	(18.6)
Comprehensive income	$73.0	$4.2

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	March 31, 2025	December 31, 2024
Assets:
Current Assets:
Cash and cash equivalents	$101.0	$1,228.4
Restricted cash	18.0	—
Trade receivables, net of allowances	399.3	239.7
Contract assets	144.6	95.4
Inventories	613.5	233.1
Other current assets	212.1	66.7
Total current assets	1,488.5	1,863.3
Property, plant and equipment, net of accumulated depreciation of $340.7 and $320.4 respectively	742.9	233.7
Goodwill	2,834.1	769.1
Intangible assets, net	2,621.9	340.9
Other assets	311.9	206.8
Total Assets	$7,999.3	$3,413.8

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$21.4	$—
Accounts payable, trade and other	282.2	131.0
Advance and progress payments	496.1	194.1
Accrued payroll	149.5	55.3
Other current liabilities	234.2	155.1
Total current liabilities	1,183.4	535.5
Long-term debt	1,966.1	1,252.1
Accrued pension and other postretirement benefits, less current portion	16.2	19.3
Deferred tax liabilities	593.2	22.1
Other liabilities	133.1	40.6
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2025 or 2024	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2025: 51,964,035 issued, and 51,964,035 outstanding; December 31, 2024: 31,861,680 issued, and 31,843,794 outstanding	0.5	0.3
Common stock held in treasury, at cost March 31, 2025: 0 shares; December 31, 2024: 17,886 shares	—	(1.8)
Additional paid-in capital	2,727.3	234.3
Retained earnings	1,358.0	1,535.9
Accumulated other comprehensive loss	21.5	(224.5)
Total stockholders' equity	4,107.3	1,544.2
Total Liabilities and Stockholders' Equity	$7,999.3	$3,413.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024
Cash flows from continuing operating activities:
Net (loss) income	$(173.0)	$22.8
Income from discontinued operations, net of taxes	—	0.1
(Loss) income from continuing operations	(173.0)	22.7
Adjustments to reconcile (loss) income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	60.6	22.1
Stock-based compensation	4.8	4.2
Pension and other post-retirement benefits expense	147.1	1.3
Other	27.0	1.1
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	18.0	(14.2)
Inventories	(12.9)	(13.2)
Accounts payable, trade and other	20.9	8.6
Advance and progress payments	31.8	(7.9)
Accrued pension and other post-retirement benefits, net	(2.8)	(0.3)
Other assets and liabilities, net	(87.1)	(14.0)
Cash provided by continuing operating activities	34.4	10.4
Cash flows from continuing investing activities:
Acquisitions, net of cash acquired	(1,746.0)	—
Proceeds from sale of AeroTech, net	(0.2)	2.8
Capital expenditures	(20.0)	(10.5)
Proceeds from disposal of assets	0.6	0.5
Cash required by continuing investing activities	(1,765.6)	(7.2)
Cash flows from continuing financing activities:
Net proceeds (payments) on short-term debt	12.4	—
Repayment of domestic credit facility	(852.5)	—
Net proceeds from domestic credit facility, net of debt issuance costs	664.9	—
Proceeds from Term Loan B, net of debt issuance costs	890.4	—
Payment of other debt issuance costs related to the Marel Transaction	(13.7)	—
Acquisition of noncontrolling interest of Marel	(24.4)	—
Settlement of taxes withheld on stock-based compensation awards	(7.6)	(2.9)
Settlement of deal contingent hedge	(42.5)	—
Dividends	(5.3)	(3.2)
Other	(0.3)	—
Cash provided (required) by continuing financing activities	621.4	(6.1)
Net decrease in cash from continuing operations	(1,109.8)	(2.9)
Cash flows from discontinued operations:
Cash required by operating activities of discontinued operations, net	—	(0.2)
Net cash required by discontinued operations	—	(0.2)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	0.4	(1.2)
Net decrease in cash, cash equivalents and restricted cash	(1,109.4)	(4.3)
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	1,228.4	483.3
Add: Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—
Add: Net decrease in cash, cash equivalents and restricted cash	(1,109.4)	(4.3)
Less: Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash from continuing operations, end of period	$119.0	$479.0

	Three Months Ended March 31,
(In millions)	2025	2024
Supplemental cash flow information for continuing operations:
Non-cash investing in capital expenditures, accrued but not paid	$0.3	$3.3

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$101.0	$479.0
Restricted cash	18.0	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$119.0	$479.0

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2024	$0.3	$(1.8)	$234.3	$1,535.9	$(224.5)	$1,544.2
Net loss	—	—	—	(173.0)	—	(173.0)
Issuance of common stock	0.2	—	2,497.6	—	—	2,497.8
Issuance of treasury stock	—	1.8	(1.8)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(5.1)	—	(5.1)
Foreign currency translation adjustments	—	—	—	—	153.5	153.5
Derivatives designated as hedges, net of income taxes of $6.8	—	—	—	—	(19.6)	(19.6)
Pension and other postretirement liability adjustments, net of income taxes of $(37.9)	—	—	—	—	112.1	112.1
Stock-based compensation expense	—	—	4.8	—	—	4.8
Taxes withheld on issuance of stock-based awards	—	—	(7.6)	—	—	(7.6)
Other	—	—	—	0.2	—	0.2
Balance at March 31, 2025	$0.5	$—	$2,727.3	$1,358.0	$21.5	$4,107.3

	Three Months Ended March 31, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2023	$0.3	$(7.1)	$227.9	$1,463.6	$(195.8)	$1,488.9
Net income	—	—	—	22.8	—	22.8
Issuance of treasury stock	—	3.9	(3.9)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.3)	—	(3.3)
Foreign currency translation adjustments	—	—	—	—	(18.3)	(18.3)
Derivatives designated as hedges, net of income taxes of $0.3	—	—	—	—	(0.9)	(0.9)
Pension and other postretirement liability adjustments, net of income taxes of $(0.4)	—	—	—	—	0.6	0.6
Stock-based compensation expense	—	—	4.2	—	—	4.2
Taxes withheld on issuance of stock-based awards	—	—	(2.9)	—	—	(2.9)
Balance at March 31, 2024	$0.3	$(3.2)	$225.3	$1,483.1	$(214.4)	$1,491.1

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

JBT Marel Corporation and its majority-owned consolidated subsidiaries (the “Company,” “JBT Marel,” “our,” “us,” or “we”) provide global technology solutions to high-value segments of the food and beverage industry. The Company designs, produces and services sophisticated products and systems for multi-national and regional customers. The Company has manufacturing operations worldwide that are strategically located to facilitate delivery of its products and services to its customers.

Basis of Presentation

In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by accounting principles generally accepted in the United States of America.

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

Strategic Acquisition of Marel hf.

On January 2, 2025, the Company completed the previously announced acquisition of Marel hf. ("Marel"). Refer to Note 2. Acquisitions for additional information on the acquisition of Marel.

Business Segments

Following the acquisition of Marel on January 2, 2025, the Company has determined that it has two reportable segments: the legacy pre-acquisition operations of the Company ("JBT") and the acquired entity of Marel. The JBT segment provides comprehensive solutions throughout the food production value chain for a variety of food and beverage groups, in addition to providing automated guided vehicle systems. The Marel segment provides advanced processing equipment, systems, software, and services, primarily for the poultry, meat, and fish industries, as well as processing solutions for pet food, plant-based proteins and aqua feed.

The Company is in the process of integrating the businesses and establishing internal reporting capabilities and in the future will realign its reportable segments.

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

Restricted Cash

Restricted cash is recorded at fair value (Level 1 fair value measurement) and consists of money market securities, intended to fund one of the Company's employee deferred compensation plans.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes - Improvements to Income Tax Disclosures ("ASU 2023-09"), which amends Topic 740, Income Taxes. ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for the Company for the fiscal year beginning January 1, 2025, and for interim periods beginning on and after January 1, 2026, and will be applied on a prospective basis. The Company expects ASU 2023-09 to impact its disclosures only.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"), that requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and will be applied prospectively, with the option to apply retrospectively. The Company expects ASU 2024-03 to impact its disclosures only and is currently evaluating the impact of adopting this standard.

NOTE 2. ACQUISITIONS

On January 2, 2025, the Company acquired 97.5% of the equity interests of Marel hf. ("Marel"), a public limited liability company incorporated under the laws of Iceland, for $4,182.3 million, which is net of cash acquired of $90.0 million (the "Marel Transaction"). Marel is a global provider of advanced processing equipment, systems, software and services, primarily for the poultry, meat, and fish industries, as well as a provider of processing solutions for pet food, plant-based proteins and aqua feed, with a presence in over 30 countries. The purpose of the acquisition of Marel was to create a leading and diversified global food and beverage technology solutions provider by bringing together two renowned companies with complementary product portfolios, highly respected brands, and cutting-edge technology to enable global customers to more efficiently access industry leading technology worldwide.

As part of the Marel Transaction, the Company settled Marel's outstanding debt of $867.8 million. In addition, the Company amended its existing credit facility in conjunction with the acquisition. The Second Amended and Restated Credit Agreement provides for a $1.8 billion revolving credit facility which matures on January 2, 2030, and a $900.0 million Senior Secured Term Loan B which matures on January 2, 2033. The proceeds from these facilities were used to fund the cash consideration for the acquisition and to settle the outstanding debt of Marel at the acquisition date.

The consideration transferred to Marel shareholders on the acquisition date consisted of the following:

(In millions, except per share data and exchange rates)
JBT shares issued to Marel shareholders	19.5
JBT share price on January 2, 2025	$124.94
Value of JBT shares issued to Marel shareholders	$2,436.3
Cash consideration to Marel shareholders (in €)	€926.6
EUR to USD Exchange Rate	1.0353 €/$
Cash consideration to Marel shareholders (in $)	$959.3
Settlement of Marel debt	$867.8
Settlement of Marel interest rate swaps	$3.3
Fair value of Marel stock options attributable to pre-combination vesting	$5.6
Purchase consideration	$4,272.3

This acquisition has been accounted for as a business combination. Tangible and identifiable intangible assets acquired and liabilities assumed were recorded at their respective estimated fair values. The excess consideration over the estimated fair value of the net assets received has been recorded as goodwill. The factors that contributed to the recognition of goodwill primarily relate to acquisition-driven anticipated cost savings and revenue enhancement synergies coupled with the assembled workforce acquired. Assembled workforce is not recognized separate and apart from goodwill as it is neither separable nor contractual in nature. Goodwill created as a result of the Marel acquisition is not deductible for tax purposes.

Marel had revenue of $445.3 million and generated operating income of $1.0 million for the period from the acquisition date through March 31, 2025.

Acquisition-related transaction costs totaling $63.8 million were recorded as Selling, general and administrative expense in the Condensed Consolidated Statements of Income during the three months ended March 31, 2025.

The purchase accounting for Marel is provisional as the valuation of certain intangible and long-term assets, working capital balances, other assets and liabilities, income tax balances, and residual goodwill related to this acquisition is not complete. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received. These amounts are subject to adjustment as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Marel:

(In millions)
Financial assets	$401.8
Inventories	344.4
Property, plant and equipment	492.6
Right-of-use assets	42.3
Customer relationship	1,570.0
Patents and acquired technology	410.0
Trademarks	260.0
Deferred taxes	(514.9)
Financial liabilities	(630.0)
Total identifiable net assets	$2,376.2

Purchase consideration	$4,272.3

Noncontrolling interest(1)	$86.0

Goodwill	$1,982.1
(1) The Company acquired 97.5% of the equity interests of Marel and recognized a non-controlling interest in Marel on the acquisition date. The non-controlling interest was recognized at fair value, which was estimated based upon the trading price of the Company’s common stock on the acquisition date and the types of consideration that non-controlling interest holders were eligible to receive.

The following table summarizes information regarding preliminary identifiable assets acquired:

(In millions, except useful life)	Estimated Useful Lives	Preliminary Estimated Asset Fair Value
Customer relationships	19	$1,570.0
Patents and acquired technology	19	410.0
Trademarks	29	260.0
Total intangible assets acquired		$2,240.0

The allocation of the purchase price presented above was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market, and cost approaches.

Pro forma financial information (unaudited)

The following information reflects the results of the Company’s operations for the three months ended March 31, 2025 and March 31, 2024 on a pro forma basis as if the acquisition of Marel had been completed on January 1, 2024. Pro forma adjustments have been made to illustrate the impact of incremental non-recurring acquisition-related costs totaling $91.0 million, and the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquired intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets, and the related tax impact associated with these adjustments.

	For the three months ended March 31,
(In millions, except per share data)	2025	2024
Revenue
Pro forma	$854.1	$840.8
Income from continuing operations
Pro forma	$(122.8)	$(111.7)

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2024, and does not purport to project actual consolidated results of operations.

Acquisition of non-controlling interest of Marel

On February 4, 2025, the Company acquired the remaining 2.5% of Marel’s equity interests that were not acquired through the Marel Transaction, for approximately $88.7 million. The total purchase consideration was comprised of approximately $64.3 million in equity consideration and $24.4 million in cash consideration. This transaction was accounted for as an equity transaction and was reflected within financing activities within the Consolidated Statement of Cash Flows.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT	Marel	Total
Balance as of December 31, 2024	$769.1	$—	$769.1
Acquisitions	—	1,982.1	1,982.1
Currency translation	7.8	75.1	82.9
Balance as of March 31, 2025	$776.9	$2,057.2	$2,834.1

Intangible assets consisted of the following:

	March 31, 2025		December 31, 2024
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$2,065.4	$200.1	$421.3	$170.6
Patents and acquired technology	577.3	137.7	169.8	123.1
Trademarks	326.0	23.4	53.2	20.0
Non-amortizing intangible assets	10.4	—	10.3	—
Other	10.0	6.0	8.6	8.6
Total intangible assets	$2,989.1	$367.2	$663.2	$322.3

Intangible asset amortization expense was $42.4 million and $14.5 million for the three months ended March 31, 2025 and 2024, respectively. Annual amortization expense for intangible assets is estimated to be $155.2 million in 2025, $153.4 million in 2026, $149.5 million in 2027, $147.4 million in 2028, and $143.9 million in 2029.

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2025	December 31, 2024
Raw materials	$197.4	$37.3
Work in process	90.9	50.2
Finished goods	351.5	164.9
Gross inventories before valuation adjustments	639.8	252.4
Valuation adjustments	(26.3)	(19.3)
Net inventories	$613.5	$233.1

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Service cost	$0.3	$0.3
Interest cost	0.4	3.1
Expected return on plan assets	(0.5)	(3.5)
Amortization of net actuarial losses	—	1.4
Settlement charge recognized	146.9	—
Net periodic cost	$147.1	$1.3

During the three months ended March 31, 2025, the Company made contributions of $2.9 million to its pension plans and expects to contribute $5.4 million in 2025, primarily to its non-U.S. pension plans.

Termination of U.S. qualified defined benefit pension plan

During 2024, the Company obtained approval from its Board of Directors to settle all outstanding obligations of the U.S. qualified defined benefit pension plan (the “Plan”), through a combination of voluntary lump sum payments and the purchase of an annuity contract. On February 4, 2025, the Company completed the termination of the Plan via the purchase of an annuity contract for $178.5 million, funded entirely by the Plan assets. No additional cash contribution was required to settle the Company's outstanding obligations and terminate the Plan.

The final settlement of the Plan triggered a remeasurement of the related plan benefit obligation and assets as of February 4, 2025. The net effect of the Plan remeasurement was an increase in the net funded status of the Plan of $3.4 million primarily due to an increase in the discount rate used to value to the pension liability and assets. Upon the termination, the Company recognized a pre-tax settlement charge of $146.9 million in Pension expense, other than service cost to recognize the remaining pre-tax accumulated other comprehensive loss related to the Plan.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	March 31, 2025	December 31, 2024
Revolving credit facility (1)	January 2, 2030	$691.7	$854.0
Senior Secured Term Loan B (2)	January 2, 2032	900.0	—
Convertible senior notes (3)	May 15, 2026	402.5	402.5
Less: unamortized debt issuance costs		(19.1)	(4.4)
Total debt, including current portion		1,975.1	1,252.1
Less: current portion of long-term debt		9.0	—
Long-term debt, net		$1,966.1	$1,252.1
(1) Weighted-average interest rate at March 31, 2025 was 6.25%.
(2) Effective interest rate at March 31, 2025 was 6.67%.
(3) Effective interest rate for the Notes (as defined below) for the quarter ended March 31, 2025 was 0.82%.

The Company had access to short-term financing of $62.5 million and $8.0 million as of March 31, 2025 and December 31, 2024, respectively.

Components of interest expense recognized for the Senior Secured Term Loan B (the "Term Loan B") and the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Contractual interest expense, Term Loan B	$14.7	$—
Interest cost related to amortization of issuance costs, Term Loan B	0.5	—
Total interest expense, Term Loan B	$15.2	$—
Contractual interest expense, the Notes	$0.3	$0.3
Interest cost related to amortization of issuance costs, the Notes	0.6	0.6
Total interest expense, the Notes	$0.9	$0.9

Five-year Revolving Credit Facility

On January 2, 2025, the Company executed the Second Amended and Restated Credit Agreement (the "Second A&R Credit Agreement"), which extended the maturity date of the previous credit agreement from December 2026 to January 2030 and increased the Company's borrowing limit from $1.3 billion to $1.8 billion. The commitments under the Second A&R Credit Agreement terminate on January 2, 2030; provided that if (1) any of the Company’s Convertible Senior Notes remain outstanding on the date that is 91 days prior to the maturity date of the Convertible Notes (the “Springing Maturity Date”), (2) the aggregate principal amount of the Convertible Notes outstanding on such date exceeds $100 million and (3) the sum of the aggregate availability under the Second A&R Credit Agreement on such date plus the aggregate amount of unrestricted cash of the Company and its subsidiaries on such date is less than $600 million, then the maturity date with respect to the revolving credit facility shall be the Springing Maturity Date.

Under the Second A&R Credit Agreement, the Company is subject to a maximum Secured Net Leverage Ratio (as defined in the Second A&R Credit Agreement) for the first 12 months after the closing of the Marel Transaction of 5.00 to 1.00, stepping down to 4.00 to 1.00 at 12 months after the closing of the Marel Transaction and further stepping down to 3.50 to 1.00 at 18 months after the closing of the Marel Transaction. Among other things, the Second A&R Credit Agreement allows the Company the option to temporarily increase the maximum allowable Secured Net Leverage Ratio to 4.00 to 1.00 following the completion of a permitted acquisition, or a series of permitted acquisitions within a 12-month period (other than the Marel Transaction), having aggregate consideration in excess of $100 million (the "Leverage Ratio Increase Option"). If exercised, the Leverage Ratio Increase Option will remain in effect for four consecutive fiscal quarters (beginning with the quarter in which the permitted acquisition, or the last permitted acquisition in a series of permitted acquisitions for aggregate consideration in excess of $100 million, is consummated), unless revoked earlier by the Company.

The Second A&R Credit Agreement also provides that, solely with respect to the revolving credit facility thereunder, the Company is subject to an Interest Coverage Ratio (as defined in the Second A&R Credit Agreement) of not less than: (a) Consolidated EBITDA (as defined in the Second A&R Credit Agreement) to (b) Consolidated Interest Expense (as defined in the Second A&R Credit Agreement), in each case for the period of four consecutive fiscal quarters ending with the end of such fiscal quarter, all calculated for the Company and its subsidiaries on a consolidated basis, to be less than: (1) for the first 18 months after the closing date of the Marel Transaction, 2.50 to 1.00 and (2) thereafter, 3.00 to 1.00.

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

During the three months ended March 31, 2025, the Company recognized $2.3 million of financing costs associated with the Term Loan B, which were recorded in other assets on the Balance Sheets at March 31, 2025.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Condensed Consolidated Balance Sheet as of March 31, 2025.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2025 and 2024 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
Beginning balance, December 31, 2024	$(113.5)	$2.1	$(113.1)	$(224.5)
Other comprehensive income before reclassification	2.3	(16.5)	153.5	139.3
Amounts reclassified from accumulated other comprehensive income	109.8	(3.1)	—	106.7
Ending balance, March 31, 2025	$(1.4)	$(17.5)	$40.4	$21.5
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2025 were $146.9 million of charges to pension expense, other than service cost, net of $37.1 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $2.2 million of benefit in interest expense, net of $0.6 million income tax provision and $2.0 million of benefit in other income, net of $0.5 million income tax provision.

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

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.3 billion in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of March 31, 2025. The Company expects to complete these obligations and recognize revenue in the range of 75% to 85% during 2025, 10% to 15% during 2026, and the remainder after 2026.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service, primary geographical market, and timing of recognition. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(In millions)	JBT	Marel	JBT
Type of Good or Service
Recurring (1)	$222.8	$226.1	$202.8
Non-recurring (1)	186.0	219.2	189.5
Total	408.8	445.3	392.3

Geographical Region (2)
U.S. and Canada	218.3	127.2	234.7
Europe, Middle East and Africa	126.0	220.4	93.0
Asia Pacific	31.9	45.6	32.8
Latin America	32.6	52.1	31.8
Total	408.8	445.3	392.3
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	March 31, 2025	December 31, 2024
Contract Assets	$144.6	$95.4
Contract Liabilities	480.8	178.0

	March 31, 2024	December 31, 2023
Contract Assets	78.6	74.5
Contract Liabilities	147.4	156.5

The revenue recognized during the three months ended March 31, 2025 and 2024 that was included in contract liabilities at the beginning of the period amounted to $84.7 million and $72.9 million, respectively. The Company assumed contract liabilities from acquisitions in the amount of $257.1 million in 2025. The remainder of the change from December 31, 2024 and December 31, 2023 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net (loss) income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
Basic (loss) earnings per share:
(Loss) income from continuing operations	$(173.0)	$22.7
Income from discontinued operations, net of taxes	—	0.1
Net (loss) income	$(173.0)	$22.8
Weighted average number of shares outstanding	51.7	32.0
Basic (loss) earnings per share from:
Continuing operations	$(3.35)	$0.71
Discontinued operations	—	—
Net (loss) income	$(3.35)	$0.71
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(173.0)	$22.7
Income from discontinued operations, net of taxes	—	0.1
Net (loss) income	$(173.0)	$22.8
Weighted average number of shares outstanding	51.7	32.0
Effect of dilutive securities:
Restricted stock(1)	—	0.2
Total shares and dilutive securities	51.7	32.2
Diluted (loss) earnings per share from:
Continuing operations	$(3.35)	$0.71
Discontinued operations	—	—
Net (loss) income	$(3.35)	$0.71

Restricted stock shares with anti-dilutive effect excluded from the computation of diluted earnings per share(1)	0.2	—
(1) As a result of the net loss recognized for the three months ended March 31, 2025, the effect of unvested equity awards was antidilutive and has been excluded from the diluted earnings per share calculation.

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2025				As of December 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.7	$12.7	$—	$—	$13.2	$13.2	$—	$—
Derivatives	10.7	—	10.7	—	6.8	—	6.8	—
Total assets	$23.4	$12.7	$10.7	$—	$20.0	$13.2	$6.8	$—
Liabilities:
Derivatives	$56.8	$—	$56.8	$—	$44.4	$—	$44.4	$—
Total liabilities	$56.8	$—	$56.8	$—	$44.4	$—	$44.4	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of March 31, 2025, $1.0 million of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Other assets in the Condensed Consolidated Balance Sheets. Investments include an unrealized loss of $0.2 million as of March 31, 2025 and an unrealized gain of $1.1 million as of December 31, 2024.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $400.2 million as of March 31, 2025.

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

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative financial instruments

All derivatives are recorded as assets or liabilities in the Condensed Consolidated Balance Sheets at their respective fair values. For derivatives designated as cash flow and fair value hedges, the unrealized gain or loss related to the derivatives is recorded in Other comprehensive income (loss) until the hedged transaction affects earnings. The Company assesses at the inception of the hedge, whether the derivative in the hedging transaction will be highly effective in offsetting changes in cash flows or in fair value of the hedged item. Changes in the fair value of derivatives that do not meet the criteria for designation as a hedge are recognized in earnings.

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at March 31, 2025 of $423.7 million, as hedges and therefore does not apply hedge accounting.

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

	As of March 31, 2025		As of December 31, 2024
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$9.9	$3.3	$3.8	$44.4

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

As of March 31, 2025 and December 31, 2024, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2025
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10.6	$—	$10.6	$(2.4)	$8.2

(In millions)	As of March 31, 2025
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$55.9	$—	$55.9	$(2.4)	$53.5

(In millions)	As of December 31, 2024
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.3	$—	$6.3	$(1.6)	$4.7

(In millions)	As of December 31, 2024
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$44.3	$—	$44.3	$(1.6)	$42.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(In millions)		2025	2024
Foreign exchange contracts	Revenue	$4.8	$(3.6)
Foreign exchange contracts	Cost of sales	(2.4)	1.9
Foreign exchange contracts	Selling, general and administrative expense	2.4	(0.3)
Total		4.8	(2.0)
Remeasurement of assets and liabilities in foreign currencies		(2.3)	0.3
Net gain (loss)		$2.5	$(1.7)

Interest Rates: The Company has entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million which expired in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. These interest rate swaps fix the interest rate applicable to certain of the Company's variable-rate debt. The agreements swap one-month SOFR rates for fixed rates. The Company has designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in accumulated other comprehensive income.

At March 31, 2025, the fair value of these derivatives designated as cash flow hedges is recorded in the Condensed Consolidated Balance Sheets as Other current assets of $0.8 million and as Accumulated other comprehensive income, net of tax, of $0.5 million. At December 31, 2024, the fair value of these derivatives designated as cash flow hedges is recorded in the Condensed Consolidated Balance Sheets as Other current assets of $3.0 million and as Accumulated other comprehensive income, net of tax, of $2.1 million.

Fair Value: On January 3, 2025, the Company entered into five cross-currency swaps expiring in January 2032 related to $700 million of the U.S. dollar denominated Term Loan B drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $700 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding the credit spread, by our euro-functional entity.

The Company has designated these swaps as fair value hedges and changes in the fair value of these swaps are recognized in earnings in the period realized. The gains and losses related to the change in the fair value of the hedged components of the swaps are included in other income and substantially offset the change in the fair value of the hedged portion of the underlying debt that is attributable to the change in euro to U.S. dollar exchange rates. Changes in fair value of the swaps related to excluded components of the derivative instruments are recognized in accumulated other comprehensive income and recognized into earnings systematically over the life of the hedged instrument.

At March 31, 2025, the fair value of these derivatives designated as fair value hedges were recorded in the Balance Sheet as Other liabilities of $53.5 million and as accumulated other comprehensive income, net of tax, of $18.1 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of March 31, 2025, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended March 31,
(In millions)	2025	2024
Fixed payment revenue	$15.8	$16.1
Variable payment revenue	9.0	9.8
Operating lease revenue	$24.8	$25.9

Sales-type lease revenue	$1.0	$0.9

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $74.6 million at March 31, 2025, represent guarantees of future performance. The Company has also provided approximately $9.4 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of March 31, 2025, the gross value of such arrangements was $2.8 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

	Three Months Ended March 31,
(In millions)	2025	2024
Balance at beginning of period	$12.2	$9.9
Expense for new warranties	2.6	2.6
Adjustments to existing accruals	0.2	(0.1)
Claims paid	(2.3)	(1.8)
Added through acquisition	8.3	—
Translation	0.5	(0.1)
Balance at end of period	$21.5	$10.5

NOTE 14. BUSINESS SEGMENT INFORMATION

Following the acquisition of Marel on January 2, 2025, the Company has determined that it has two reportable segments: the legacy pre-acquisition operations of the Company ("JBT") and the acquired entity of Marel, inclusive of purchase accounting adjustments. The JBT segment provides comprehensive solutions throughout the food production value chain for a variety of food and beverage groups, in addition to providing automated guided vehicle systems. The Marel segment provides advanced processing equipment, systems, software, and services, primarily for the poultry, meat, and fish industries, as well as processing solutions for pet food, plant-based proteins and aqua feed.

The Company is in the process of integrating the businesses and establishing internal reporting capabilities and in the future will realign its reportable segments.

Operating segments for the Company are determined based on information used by the Chief Operating Decision Maker (CODM) in deciding how to evaluate performance and allocate resources to each of the segments. The Company's Chief Executive Officer is the CODM, who uses segment adjusted EBITDA for the purpose of evaluating the financial performance of the segments, making operating decisions, and allocating resources. Additionally, the CODM does not review any information regarding total assets on a segment basis.

Segment profitability measures and significant expenses

The following tables present financial information for the Company's reportable segments and significant expenses regularly provided to the CODM:

	Three Months Ended March 31, 2025
(In millions)	JBT	Marel	Total
Total revenue	$408.8	$445.3	$854.1
Less:
Cost of sales	267.9	293.7	561.6
Other segment items (1)	101.6	139.3	240.9
Add:
Depreciation and amortization	21.5	39.1	60.6
Segment Adjusted EBITDA	$60.8	$51.4	$112.2
Less:
Income tax (benefit) provision			$(46.2)
Interest income			(1.4)
Interest expense			42.4
Other income			(2.0)
Pension expense, other than service cost			146.8
Restructuring related costs			10.6
M&A related costs			74.4
Depreciation and amortization			60.6
Income from continuing operations			$(173.0)

Capital expenditures	$11.8	$8.2	$20.0

	Three Months Ended March 31, 2024
(In millions)	JBT	Marel	Total
Total revenue	$392.3	$—	$392.3
Less:
Cost of sales	252.0	—	252.0
Other segment items (1)	105.0	—	105.0
Add:
Depreciation and amortization	22.1	—	22.1
Segment Adjusted EBITDA	$57.4	$—	$57.4
Less:
Income tax (benefit) provision			$8.1
Interest income			(5.7)
Interest expense			2.9
Pension expense, other than service cost			1.0
Restructuring related costs			1.1
M&A related costs			5.2
Depreciation and amortization			22.1
Income from continuing operations			$22.7

Capital expenditures	$10.5	$—	$10.5

(1) Other segment items for each reportable segment include operating expenses, which primarily consist of selling, general and administrative expenses. Other segment items excludes the impact of restructuring related costs, and M&A related costs, which include integration costs, amortization of inventory step-up from business combinations, impacts of foreign currency derivatives and trades to hedge variability of exchange rates on the cash consideration paid for business combination, advisory and transaction costs for both potential and completed M&A transactions and strategy. Restructuring and M&A related costs are excluded as they do not reflect the ongoing operations of the underlying business.

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

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The Company completed the 2022/2023 restructuring plan as of March 31, 2024. The total cost in connection with this plan was $17.5 million.

In the first quarter of 2025, the Company implemented a restructuring plan (the "JBT Marel 2025 Integration restructuring plan") to achieve a portion of its synergy targets as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan include streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of JBT Marel. As of March 31, 2025, the cost of this plan is $11.1 million and the total estimated cost in connection with this plan is in the range of $25.0 million to $30.0 million for the combined Company expected to be recognized by the end of 2026.

The following table details the cumulative restructuring charges reported in operating (loss) income for the JBT Marel 2025 Integration restructuring plan since its implementation:

	Cumulative Amount	During the Quarter Ended	Cumulative Amount
(In millions)	Balance as of December 31, 2024	March 31, 2025	Balance as of March 31, 2025
Severance and related expense	$—	$11.1	$11.1
Total restructuring charges, net	$—	$11.1	$11.1

Restructuring charges, net of release of related liability, are reported in Restructuring expense within the Condensed Consolidated Statements of Income. Liability balances for restructuring activities are included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The table below details the activities in 2025 for the JBT Marel 2025 Integration restructuring plan:

		Impact to Earnings
(In millions)	Balance as of December 31, 2024	Charged to Earnings	Releases	Cash Payments	Balance as of March 31, 2025
Severance and related expense	$—	$11.1	$—	$(1.5)	$9.6
Total	$—	$11.1	$—	$(1.5)	$9.6

The Company released $0.5 million of the liability related to the 2022/2023 restructuring plan during the three months ended March 31, 2025, which it no longer expects to pay due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of March 31, 2025, the operating lease right-of-    use asset and the lease liability related to these agreements was $2.7 million and $2.8 million, respectively. As of December 31, 2024, the operating lease right-of-use asset and the lease liability related to these agreements was $2.8 million and $2.9 million, respectively.

NOTE 17. SUBSEQUENT EVENTS

In March 2025, the Company entered into a lease agreement for a new global headquarters, which consists of office space of approximately 27,000 sq feet in Chicago, Illinois. The lease term commenced in May 2025 and has a term of 16 years with the option to renew for an additional 5 year term. The Company recognized an ROU asset and lease liability of approximately $4.5 million upon taking control of the premises on the lease commencement. Leasehold improvements on the office space are expected to be completed before the end of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our business and our results of operations, the benefits or results of the Marel Transaction, our strategic plans, our restructuring plans and expected cost savings from those plans and our liquidity. The factors that could cause our actual results to differ materially from expectations include, but are not limited, to the following factors:
•the inability to successfully integrate the legacy businesses of JBT and Marel, operationally, technologically, culturally or otherwise, in a manner that permits the combined company to achieve the benefits and synergies anticipated from the Marel Transaction on the anticipated timeline or at all;
•fluctuations in our financial results;
•changes to tariffs, trade regulation, quotas, or duties;
•deterioration of economic conditions, including impacts from supply chain delays and reduced material or component availability;
•unanticipated delays or accelerations in our sales cycles;
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
•increases in tax liabilities;
•work stoppages;
•our ability to remediate the material weaknesses relating to the Marel financial statements;
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

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious resources; and giving back to the communities where we live and work. Our equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, support customer sustainability objectives, and maximize efficiency in order to create shared value for our food and beverage customers. While the majority of our impact lies within the solutions offered to our customers, our commitment to environmental responsibility extends to our own operations. We strive for our own facilities to operate efficiently and safely, much like the solutions we provide to our customers. We recognize our responsibility to make a positive impact on our shareholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization designed to ensure a broad range of perspectives and backgrounds in our leadership and hiring practices.

Strategic Acquisition of Marel hf.

On January 2, 2025, the Company closed the acquisition of Marel hf., a multi-national food processing company based in Gardabaer, Iceland that manufactures equipment and provides other services primarily for food processing in the poultry, meat, and fish industries. The purpose of the Marel Transaction was to create a leading and diversified global food and beverage technology solutions provider by bringing together two renowned companies with long histories, complementary product portfolios, highly respected brands, and cutting-edge technology to enable global customers to more efficiently access industry leading technology worldwide. Refer to Note 2. Acquisitions of the Notes to the Consolidated Financial Statements for additional information on the Marel Transaction.

Business Conditions and Outlook

Our first quarter financial performance exceeded our expectations driven by strong execution on our equipment projects. We experienced meaningful year-over-year growth in revenue as a result of the Marel acquisition, and we generated more than half of our revenue from resilient recurring revenue products and services. Our order demand demonstrated the benefits of our diverse and holistic end-market solutions, with healthy demand in global poultry, beverages, pharmaceuticals, and pet food.

The potential outcomes from global trade and tariff policies are creating increased uncertainty and costs. We expect to incur direct costs from imposed tariffs as of the date of this filing, and we are taking proactive measures to mitigate impacts on our cost exposure, including price increases, vendor concessions, and reshoring of third-party suppliers. It is difficult to ascertain how the macroeconomic uncertainty that is resulting from tariffs and trade policies might impact global demand for the back half of 2025.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Three Months Ended March 31,		Favorable / (Unfavorable)
(In millions, except %)	2025	2024	Change	%
Revenue
JBT revenue	$408.8	$392.3	$16.5	4.2%
Marel revenue	445.3	—	445.3	n/a
Total revenue	854.1	392.3	461.8	117.7%
Cost of sales	561.6	252.0	(309.6)	(122.9)%
Gross profit	292.5	140.3	152.2	108.5%
Gross profit margin	34.2%	35.8%	-160 bps
Selling, general and administrative expense	281.7	103.7	(178.0)	(171.6)%
Research and development	33.6	6.4	(27.2)	(425.0)%
Restructuring expense	10.6	1.1	(9.5)	(863.6)%
Operating (loss) income	(33.4)	29.1	(62.5)	(214.8)%
Pension expense, other than service cost	146.8	1.0	(145.8)	(14,580.0)%
Other income	2.0	—	2.0	100.0%
Interest income	1.4	5.7	(4.3)	(75.4)%
Interest expense	42.4	2.9	(39.5)	(1,362.1)%
(Loss) income from continuing operations before income taxes	(219.2)	30.9	(250.1)	(809.4)%
Income tax (benefit) provision	(46.2)	8.1	54.3	670.4%
Equity in net earnings of unconsolidated affiliate	—	(0.1)	0.1	(100.0)%
(Loss) income from continuing operations	(173.0)	22.7	(195.7)	(862.1)%
Income from discontinued operations, net of taxes	—	0.1	(0.1)	100.0%
Net (loss) income	$(173.0)	$22.8	$(195.8)	(858.8)%

JBT segment adjusted EBITDA	$60.8	$57.4	$3.4	5.9%
JBT segment adjusted EBITDA margin	14.9%	14.6%	30 bps
Marel segment adjusted EBITDA	$51.4	$—	$51.4	n/a
Marel segment adjusted EBITDA margin	11.5%	—%	n/a

Adjusted EBITDA from continuing operations (1)	$112.2	$57.4	$54.8	95.5%
Adjusted EBITDA margin from continuing operations	13.1%	14.6%	-150 bps
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA from continuing operations.

Revenue

Total revenue for the three months ended March 31, 2025 increased $461.8 million or 117.7% compared to the same period in 2024. Organic revenue increased $23.0 million, the acquisition of Marel provided additional revenue of $445.3 million, and foreign currency translation was unfavorable by $6.5 million in the period compared to the prior year. The increase in organic revenue was primarily the result of an increase in volume for recurring revenue.

•JBT revenue increased by $16.5 million or 4.2% during the three months ended March 31, 2025 compared to the same period in 2024. Organic revenue increased $23.0 million and foreign currency translation was unfavorable by $6.5 million in the quarter. The increase in organic revenue was primarily the result of an increase in volume for recurring revenue.

•Marel contributed $445.3 million of revenue for the three months ended March 31, 2025.

Gross Profit and Gross Profit Margin

Gross profit margin decreased 160 bps to 34.2% compared to 35.8% in 2024. The decrease was primarily attributable to a lower gross profit margin of the acquired Marel business, partially offset by an increase in the JBT segment's gross profit margin from higher volume for recurring revenue

Selling, general and administrative expense

Selling, general and administrative expense increased $178.0 million compared to the same period in the prior year. Selling, general and administrative expense as a percentage of revenue increased 660 bps to 33.0% compared to 26.4% in the same period last year. This increase is primarily driven by higher costs attributable to the recently acquired Marel business and year over year increase of $69.2 million in M&A related costs attributable to the acquisition of Marel.

Research and development

Research and development expense increased $27.2 million compared to the same period in the prior year. This increase is primarily the result of higher costs attributable to the recently acquired Marel business.

Pension expense, other than service cost

Pension expense, other than service cost increased $145.8 million compared to the same period in the prior year. This increase was primarily due to the settlement charge of $146.9 million recognized in the first quarter of 2025 upon the termination of the U.S. qualified defined benefit pension plan.

Other income, interest income, and interest expense

Other income of $2.0 million during the three months ended March 31, 2025 relates to our cross-currency swap agreements that, for a portion of our Term Loan B debt, synthetically swap a higher interest expense based on the SOFR interest rate with a lower interest expense based on the EURIBOR interest rate and a credit spread.

Interest income decreased $4.3 million compared to the same period in 2024. This decrease was due to the Company earning less interest income on its cash on hand after funding the Marel Transaction in the first quarter of 2025.

Interest expense increased $39.5 million compared to same period last year. The increase was driven by a higher average debt balance as well as higher interest rates on additional borrowings to fund the Marel Transaction in the first quarter of 2025, compared to same period in 2024. Additional borrowing was drawn from our revolving credit facility and Term Loan B that was executed on January 2, 2025.

Income tax (benefit) provision

The Company's tax rate on the loss from continuing operations was 21.1% for the three months ended March 31, 2025. The tax benefit for the three months ended March 31, 2025 was reduced by discrete items totaling $2.4 million, primarily driven by non-deductible acquisition costs.

The Company's tax rate on the income from continuing operations was 26.2% for the three months ended March 31, 2024. The tax provision for the three months ended March 31, 2024 was increased by discrete items totaling $1.0 million, primarily driven by tax expense related to stock compensation and a valuation allowance increase.

The Organization for Economic Co-operation and Development established a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025, depending on the jurisdictions in which the Company operates. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the Company operates have enacted legislation, and other countries are in the process of introducing legislation, to implement Pillar Two. Pillar Two did not have a material impact on the Company's effective tax rate, consolidated results of operations, financial position, or cash flows for the three months ended March 31, 2025.

(Loss) income from continuing operations and Adjusted EBITDA

Loss from continuing operations for the three months ended March 31, 2025 was $173.0 million compared to income from continuing operations of $22.7 million for the same period in 2024, representing a decrease of $195.7 million. Adjusted EBITDA was $112.2 million for the three months ended March 31, 2025 compared to $57.4 million during the same period in 2024, representing an increase of $54.8 million. The increase in Adjusted EBITDA was primarily driven by incremental gross profit attributable to the recently acquired Marel business, partially offset by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs.

However, Adjusted EBITDA margin decreased 150 bps to 13.1% compared to 14.6% for the same period in 2024. This was primarily due to a decrease in gross profit margin of 160 bps to 34.2% compared to 35.8% in 2024. This decrease was primarily attributable to a lower gross profit margin and a higher selling, general, and administrative expense as a percentage of revenue for the acquired Marel business relative to the JBT business. This was partially offset by an year over year increase in the JBT segment's gross profit margin.

•JBT segment Adjusted EBITDA and Adjusted EBITDA margin was $60.8 million or 14.9% for the three months ended March 31, 2025 compared to $57.4 million or 14.6% for the same period in 2024. The increase of $3.4 million or 30 bps was primarily driven by an increase in gross profit from a favorable mix of higher recurring revenue compared to prior year, which tends to have higher margin than non-recurring revenue. Increase in the gross profit was partially offset by an increase in selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs.

•Marel segment Adjusted EBITDA was $51.4 million and segment Adjusted EBITDA margin was 11.5% for the three months ended March 31, 2025.

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

Additional details for each Non-GAAP financial measure follow:

•Adjusted EBITDA: We define Adjusted EBITDA as earnings adjusted for income taxes, interest expense (income), net, other financing income, pension expense other than service cost, restructuring, M&A related costs and depreciation and amortization, including acquisition related depreciation and amortization.

•Adjusted income from continuing operations and Adjusted diluted earnings per share from continuing operations: We adjust earnings for restructuring expense, M&A related costs, which include integration costs, amortization of inventory step-up from business combinations, impacts of foreign currency derivatives and trades to hedge variability of exchange rates on the cash consideration paid for business combination, advisory and transaction costs for both potential and completed M&A transactions and strategy (“M&A related costs”), acquisition related amortization and depreciation, amortization of debt issuance costs related to bridge financing for potential M&A transactions, non-cash pension plan related settlement costs and the related tax impact.

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

The following table presents a reconciliation of the Company's reported (Loss) income from continuing operations to Adjusted EBITDA from continuing operations.

	Three Months Ended March 31,
(In millions)	2025	2024
(Loss) income from continuing operations	$(173.0)	$22.7
Income tax (benefit) provision	(46.2)	8.1
Interest expense (income), net	41.0	(2.8)
Other financing (income) (1)	(2.0)	—
Pension expense, other than service cost (2)	146.8	1.0
Restructuring related costs (3)	10.6	1.1
M&A related costs (4)	74.4	5.2
Depreciation and amortization (5)	60.6	22.1
Adjusted EBITDA from continuing operations	$112.2	$57.4
(1) Other financing income represents transaction gains from fair value hedges on our foreign currency denominated debt, and are considered non-operating as they relate to our cost of borrowing on this debt.
(2) Pension expense, other than service cost is excluded as it represents all non service-related pension expense, which consists of non-cash interest cost, expected return on plan assets, amortization of actuarial gains and losses, and settlement charges.
(3) Costs incurred as a direct result of the restructuring program are excluded because they are not part of the ongoing operations of our underlying business.
(4) M&A related costs include integration costs, amortization of inventory step-up from business combinations, impacts of foreign currency derivatives and trades to hedge variability of exchange rates on the cash consideration paid for business combination, advisory and transaction costs for both potential and completed M&A transactions and strategy. M&A related costs are excluded as they are not part of the ongoing operations of our underlying business.
(5) Depreciation and amortization, including the acquisition related amortization and depreciation expense, is excluded to determine Adjusted EBITDA.

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended March 31,
(In millions, except per share data)	2025	2024
(Loss) income from continuing operations	$(173.0)	$22.7

Non-GAAP adjustments
Restructuring related costs	10.6	1.1
M&A related cost	74.4	5.2
Amortization of bridge financing debt issuance cost	12.4	—
Acquisition related amortization and depreciation	41.7	11.1
Impact on tax provision from Non-GAAP adjustments(1)	(31.0)	(4.3)
Recognition of non-cash pension plan related settlement costs	146.9	—
Impact on tax provision from non-cash pension plan related settlement costs	(37.1)	—
Discrete tax adjustment from M&A activity	5.4	—
Adjusted income from continuing operations	$50.3	$35.8

(Loss) income from continuing operations	$(173.0)	$22.7
Total shares and dilutive securities	51.7	32.2
Diluted earnings per share from continuing operations	$(3.35)	$0.71

Adjusted income from continuing operations	$50.3	$35.8
Total shares and dilutive securities	51.9	32.2
Adjusted diluted earnings per share from continuing operations	$0.97	$1.11
(1) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the quarters ended March 31, 2025 and 2024, respectively.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(in millions)	2025	2024
Cash provided by continuing operating activities	$34.4	$10.4
Less: capital expenditures	20.0	10.5
Plus: proceeds from sale of fixed assets	0.6	0.5
Plus: pension contributions	2.8	0.3
Free cash flow (FCF)	$17.8	$0.7

Free cash flow during the three months ended March 31, 2025 was $17.8 million that includes payment for M&A transaction related costs of $41.8 million, representing a $17.1 million increase compared to the same period in 2024.

Restructuring

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan included streamlining operations and enhancing our general and administrative infrastructure. The 2022/2023 restructuring plan was completed as of March 31, 2024. The total cost in connection with this plan was $17.5 million.

In the first quarter of 2025, the Company implemented the JBT Marel 2025 Integration restructuring plan to achieve a portion of its synergy targets identified as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan included streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of JBT Marel. The total cost of this plan as of March 31, 2025 was $11.1 million and the total estimated cost in connection with this plan is in the range of $25.0 million to $30.0 million for the combined Company, expected to be recognized by the end of 2026.

Savings for the JBT Marel 2025 Integration restructuring plan during the quarter ended March 31, 2025 was approximately $2.0 million primarily in selling, general, and administrative expense. Cumulative cost savings for the JBT Marel 2025 Integration restructuring plan is expected to be between $50.0 million and $60.0 million. Savings expected to be realized during the remainder of 2025 are approximately $20.0 million.

For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, our revolving credit facility, and our cash and cash equivalents on hand. In connection with the Marel Transaction, we drew an additional $604 million from our existing revolving credit facility on December 30, 2024. On January 2, 2025, we secured takeout financing comprised of the amended and restated 5-year, $1.8 billion revolving credit facility and $900 million in the Senior Secured Term Loan B ("Term Loan B"). The takeout financing resulted in the carryforward of the initial $604 million borrowing from our existing revolving credit facility and additional borrowings of $900 million drawn from the Term Loan B and $18.6 million from the amended credit facility to fund the Marel Transaction, subsequent acquisition of the non-controlling interest of Marel, and related expenditures.

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

For the three months ended March 31, 2025, we had total operating cash flows from continuing operations of $34.4 million. For full year 2025, we expect to generate positive cash flows. Our liquidity as of March 31, 2025, or cash plus borrowing ability under our existing revolving credit facilities, was $1.3 billion. The takeout financing includes a leverage holiday that permits a maximum secured leverage ratio of 5.0x for the initial 12-months after the Marel Transaction close date and a total leverage ratio of 5.75x.

Our liquidity is available to support the integration of JBT and Marel and our other capital allocation priorities. Based on our current capital allocation objectives, we anticipate capital expenditures to be between $90 million and $100 million during 2025. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. During 2025, we also expect to incur integration costs and other synergy-related costs in the range of $55 million to $65 million related to the acquisition of Marel.

Additionally, the cash flows generated by our continuing operations are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt interest and repayments, dividends, and other financing arrangements.

As of March 31, 2025, we had $101.0 million of cash and cash equivalents, $41.3 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures immediately in the year incurred and required taxpayers to amortize such expenditures in the U.S. over five years. As a result, we expect an adverse impact of approximately $7 million to our cash from continuing operations in 2025.

Cash Flows

Cash flows for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Cash provided by continuing operating activities	$34.4	$10.4
Cash required by continuing investing activities	(1,765.6)	(7.2)
Cash provided (required) by continuing financing activities	621.4	(6.1)
Effect of foreign exchange rate changes on cash and cash equivalents	0.4	(1.2)
Net decrease in cash from continuing operations	$(1,109.4)	$(4.1)

Cash provided by continuing operating activities during the three months ended March 31, 2025 was $34.4 million, representing a $24.0 million increase compared to the same period in 2024. This increase was driven primarily by higher collections of customer advanced payments and trade receivables and lower payments of accounts payable, partially offset by higher purchases of inventory during the period.

Cash required by investing activities was $1,765.6 million during the three months ended March 31, 2025, compared to cash required of $7.2 million during the same period in 2024. The cash outflow during the period was primarily due to the acquisition of Marel.

Cash provided by financing activities was $621.4 million during the three months ended March 31, 2025, compared to cash required of $6.1 million during the same period in 2024. The cash inflows during the period were the result of the draw on the revolving credit facility and funding of the Term Loan B, partially offset by the payment of debt issuance costs related to the Second A&R Credit Agreement.

Financing Arrangements

As of March 31, 2025, we had $691.7 million drawn on and $1.1 billion of availability under the revolving credit facility.

Our Second A&R Credit Agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of March 31, 2025, we were in compliance with all covenants in the Second A&R Credit Agreement. We expect to remain in compliance with all covenants.

On January 2, 2025, we executed takeout financing consisting of an amended and restated 5-year, $1.8 billion revolving credit facility and a 7-year, $900 million senior secured term loan B. The amended credit facility retained the same pricing grid as our previous revolving credit facility. The Term Loan B provides for secured pricing of SOFR plus 225 basis points. This pricing structure will step down to SOFR plus 200 basis points once leverage, as defined in the Second A&R Credit Agreement, is below 3.25x.

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

As of March 31, 2025, we had four interest rate swaps executed in March 2020 with a combined notional amount of $200 million which expired in April 2025, and one interest rate swap executed in May 2020 with a notional amount of $50 million expiring in May 2025. We have designated these swaps as cash flow hedges and all changes in fair value of the swaps are recognized in Accumulated other comprehensive income.

As a result, as of March 31, 2025, a portion of our total outstanding debt of $2,006.6 million effectively remained fixed rate debt, with the Convertible Senior Notes subject to a fixed rate of 0.25% and a portion of the revolving credit facility subject to an average fixed rate of 0.76%. Our revolving credit facility and Term Loan B are subject to floating, or market rates, in addition to a premium charged for their respective credit spreads. Approximately $1,341.7 million or 67% of the total debt balance as of March 31, 2025 was variable rate debt and subject to floating rates. As of the date of this filling, four of our interest rate swaps with a combined notional amount of $200 million have expired, resulting in $1,541.7 million or 77% of our outstanding debt being variable rate debt and subject to floating rates.

On January 3, 2025, we entered into five cross-currency swaps expiring in January 2032 related to $700 million of the U.S. dollar denominated debt of the Term Loan B drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $700 million and synthetically swapped an average SOFR interest rate of 4.32% with an average EURIBOR rate of 2.71% for the three months ended March 31, 2025, to hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding credit spread, by our euro-functional entity.

CRITICAL ACCOUNTING ESTIMATES

Other than discussed below, there have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2025. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates.

Intangible Asset Valuation

Accounting for business combinations requires management to make significant estimates and assumptions at the acquisition date specifically for the valuation of intangible assets. We use the multi-period excess earnings method, a type of income approach, to determine the fair value of the customer relationships and the relief-from-royalty method, a type of income approach, to determine the fair value of the trademarks and acquired technology. Critical estimates and assumptions in valuing certain of the intangible assets we have acquired include, but are not limited to, forecasted revenue growth rates, EBITDA margins, discount rates, customer attrition rates and royalty rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. The customer attrition rate was selected based on historical experience and information obtained from Marel management. The royalty rates used in the valuation of the trademarks and acquired technology intangible assets were based on a detailed analysis considering the importance of the trademarks and technology to the overall enterprise and market royalty data.

Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results. While we use our best estimates and assumptions, fair value estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Future changes in the estimates and assumptions that are used in our acquisition valuations and intangible asset and goodwill impairment testing, including discount rates or future operating results and related cash flow projections, could result in significantly different estimates of the fair values in the future. An increase in discount rates, a reduction in projected cash flows or a combination of the two could lead to a reduction in the estimated fair values, which may result in impairment charges that could materially affect our financial statements in any given year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than as discussed below, there have been no material changes with respect to our exposure to market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

Foreign Currency Exchange Rate Risk

In January 2025, we entered into five cross-currency swaps related to the U.S. dollar denominated debt of $700 million of the Term Loan B drawn down by JBT Marel's European entity expiring in January 2032. These cross currency swap agreements have a combined notional amount of $700 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding credit spread, by our euro-functional entity. The aggregate fair value of these swaps was a liability position of $53.5 million at March 31, 2025. We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates underlying these swaps. A hypothetical 10% adverse movement in the currency exchange rates underlying these swaps from the market rate at March 31, 2025 would have resulted in a loss in value of the swaps by $71.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

The Company completed the acquisition of Marel hf. (“Marel”) on January 2, 2025 in a purchase business combination. As discussed in Securities and Exchange Commission (“SEC”) staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting during the first year after completion of an acquisition. In light of the overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed in internal control over financial reporting. In consideration of the SEC staff guidance, we excluded Marel from our assessment of the effectiveness of disclosure controls and procedures as of March 31, 2025. Marel’s total assets and total revenues excluded from our assessment represented 18% and 52% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the three months ended March 31, 2025.

Material Weaknesses Related to Marel hf.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the acquisition, Marel management identified the following material weaknesses in its internal control over financial reporting, which remained unremediated as of March 31, 2025:

•Information Technology: The Company’s acquired entity, Marel, did not design and maintain effective information technology general controls for information systems that are relevant to financial reporting. Specifically, Marel did not design and maintain: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

•Journal entries: The Company’s acquired entity, Marel, did not design or maintain effective controls over the recording and review of journal entries for validity, accuracy, and completeness. Specifically, certain key accounting personnel had the ability to prepare and post journal entries without an appropriately designed independent review. This material weakness did not result in a material misstatement to the financial statements.

While the above material weaknesses did not result in a material misstatement to the financial statements, each could result in a potential misstatement of Marel’s accounts or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company is in the process of reviewing the operations of Marel and may identify additional material weaknesses. The Company will continue to implement its internal control structure over the acquired operations and work to remediate the identified material weaknesses.

Changes in Internal Control Over Financial Reporting

For the three months ended March 31, 2025, management was in the process of integrating the internal controls of the acquired business (Marel) into the Company’s existing operations as part of planned integration activities. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factor below and factors discussed in Item 1A. "Risk Factors" in JBT Marel's Annual Report on Form 10-K for the year ended December 31, 2024.

Material weaknesses were identified in Marel's internal control over financial reporting and we may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which could result in material misstatements of Marel's accounts and disclosures.

Prior to the acquisition, Marel was not subject to the information and reporting requirements of the Exchange Act, the Sarbanes-Oxley Act or other U.S. federal securities laws, including the compliance obligations relating to, among other things, the maintenance of a system of internal controls as contemplated by the Exchange Act and the Sarbanes-Oxley Act. We need to timely and effectively design and implement controls and procedures over Marel’s operations necessary to satisfy those requirements. We intend to take appropriate measures to design and implement internal controls at Marel aimed at successfully fulfilling these requirements on the timeline allowed by the rules of the Securities and Exchange Commission. However, it is possible that we may experience delays in implementing the appropriate internal controls and procedures relating to Marel's operations, which could result in increased costs, enforcement actions, the assessment of penalties and civil suits, failure to meet reporting obligations and other material and adverse events that could have a negative effect on our operations.

As discussed in Item 4. above, prior to the acquisition of Marel, its management identified two material weaknesses in its internal control over financial reporting, which remained unremediated as of March 31, 2025. Specifically, its management identified that 1) Marel did not design and maintain effective information technology general controls for information systems that are relevant to financial reporting. Specifically, Marel did not design and maintain: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately. These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected, and 2) Marel did not design or maintain effective controls over the recording and review of journal entries for validity, accuracy, and completeness. Specifically, certain key accounting personnel had the ability to prepare and post journal entries without an appropriately designed independent review. This material weakness did not result in a material misstatement to the financial statements; however, it could result in a potential misstatement of Marel's accounts or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. If we experience a delay in successfully remediating any identified control deficiencies, including current or future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.

Further, as discussed in Item 4. above, we have and may continue to discover weaknesses in Marel's system of internal control over financial reporting that could result in a material misstatement of Marel's accounts and disclosures. Our internal control over financial reporting may not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

Our business may be adversely affected by tariffs, trade sanctions or similar government actions.

Our operations in various countries and jurisdictions subject us to the legal, political, regulatory, and social requirements and economic conditions in these jurisdictions. The recent imposition by the United States of tariffs, sanctions or other restrictions on goods exported from the United States or imported into the United States, or countermeasures imposed in response to such government actions, could increase the cost of goods for our products or reduce our ability to sell our products globally, which may adversely affect our operating results and financial condition. The materials subject to these tariffs may impact the cost or availability of raw materials used by our suppliers or in our customers' products. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. The situation around tariffs is fluid and we cannot predict further developments, and any existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

Additionally, the imposition of further tariffs by the United States on a broader range of imports, or further retaliatory trade measures taken by other countries' governments in response to additional tariffs imposed by the United States, could increase costs in our supply chain or reduce demand for our and/or our customers' products, either of which could adversely affect our results of operations. Any increase in trade-related costs associated with such measures may impair the profitability of our international production, may strain our suppliers' ability to reliably provide inputs necessary to produce our products, and may otherwise affect our abilities to provide our products at previously contracted prices. Tariffs may also indirectly impair our business by causing a negative effect on global economic conditions and financial markets. The ultimate impact of these trade measures on our business operations and financial results is uncertain and may be affected by various factors, including whether and when such trade measures are implemented, the timing when such measures may become effective, and the amount, scope, or nature of such trade measures, and our ability to execute strategies to mitigate the negative impacts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

10.1
Second Amended and Restated Credit Agreement, dated January 2, 2025, by and among JBT Marel, Bidder, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 7, 2025.

10.2	Offer Letter to Arni Sigurdsson, incorporated by reference to Exhibit 10.13F to our Annual Report on Form 10-K filed with the SEC on February 28, 2025.[2]

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBT Marel Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Senior Vice President, Chief Accounting Officer and duly authorized officer
(Principal Accounting Officer)
Date: May 5, 2025