Form 10-Q
period 2025-06-30
JBT Marel Corp
filed 2025-08-07
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2025
Common Stock, par value $0.01 per share	51,970,395

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$934.8	$402.3	$1,788.9	$794.6
Operating expenses:
Cost of sales	600.6	259.1	1,162.2	511.1
Selling, general and administrative expense	250.4	110.4	532.1	214.1
Research and development	30.9	5.8	64.5	12.2
Restructuring expense	4.5	0.2	15.1	1.3
Operating income	48.4	26.8	15.0	55.9
Pension expense, other than service cost	0.2	1.0	147.0	2.0
Loss on investment	10.6	—	10.6	—
Other (income)	(3.0)	—	(5.0)	—
Interest (income)	(2.8)	(5.7)	(4.2)	(11.4)
Interest expense	31.8	4.1	74.2	7.0
Income (loss) from continuing operations before income taxes	11.6	27.4	(207.6)	58.3
Income tax provision (benefit)	7.9	(3.3)	(38.3)	4.8
Equity in net loss of unconsolidated affiliate	0.3	—	0.3	0.1
Income (loss) from continuing operations	3.4	30.7	(169.6)	53.4
Income from discontinued operations, net of taxes	—	—	—	0.1
Net income (loss)	$3.4	$30.7	$(169.6)	$53.5

Basic earnings (loss) per share from:
Continuing operations	$0.07	$0.96	$(3.27)	$1.67
Discontinued operations	—	—	—	—
Net income (loss)	$0.07	$0.96	$(3.27)	$1.67
Diluted earnings (loss) per share from:
Continuing operations	$0.07	$0.95	$(3.27)	$1.66
Discontinued operations	—	—	—	—
Net income (loss)	$0.07	$0.95	$(3.27)	$1.66

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Net (loss) income	$3.4	$30.7	$(169.6)	$53.5
Other comprehensive income, net of taxes
Foreign currency translation adjustments	269.1	(2.7)	422.6	(21.0)
Pension and other postretirement benefits adjustments	—	1.0	112.1	1.6
Derivatives designated as hedges	(3.7)	(1.7)	(23.3)	(2.6)
Other comprehensive income	265.4	(3.4)	511.4	(22.0)
Comprehensive income	$268.8	$27.3	$341.8	$31.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	June 30, 2025	December 31, 2024
Assets:
Current Assets:
Cash and cash equivalents	$111.8	$1,228.4
Restricted cash	18.2	—
Trade receivables, net of allowances	413.7	239.7
Contract assets	128.5	95.4
Inventories	661.1	233.1
Other current assets	195.7	66.7
Total current assets	1,529.0	1,863.3
Property, plant and equipment, net of accumulated depreciation of $362.2 and $320.4 respectively	803.7	233.7
Goodwill	3,101.8	769.1
Intangible assets, net	2,571.0	340.9
Other assets	247.1	206.8
Total Assets	$8,252.6	$3,413.8

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$410.2	$—
Accounts payable, trade and other	288.9	131.0
Advance and progress payments	521.9	194.1
Accrued payroll	162.3	55.3
Other current liabilities	260.4	155.1
Total current liabilities	1,643.7	535.5
Long-term debt	1,511.3	1,252.1
Accrued pension and other postretirement benefits, less current portion	17.5	19.3
Deferred tax liabilities	495.7	22.1
Other liabilities	209.5	40.6
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2025 or 2024	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2025: 51,969,943 issued, and 51,969,943 outstanding; December 31, 2024: 31,861,680 issued, and 31,843,794 outstanding	0.5	0.3
Common stock held in treasury, at cost June 30, 2025: 0 shares; December 31, 2024: 17,886 shares	—	(1.8)
Additional paid-in capital	2,731.3	234.3
Retained earnings	1,356.2	1,535.9
Accumulated other comprehensive gain (loss)	286.9	(224.5)
Total stockholders' equity	4,374.9	1,544.2
Total Liabilities and Stockholders' Equity	$8,252.6	$3,413.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2025	2024
Cash flows from continuing operating activities:
Net income (loss)	$(169.6)	$53.5
Income from discontinued operations, net of taxes	—	0.1
Income (loss) from continuing operations	(169.6)	53.4
Adjustments to reconcile (loss) income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	143.1	44.3
Stock-based compensation	9.3	7.8
Pension and other post-retirement benefits expense	147.5	2.5
Other	49.4	3.3
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	31.2	(29.8)
Inventories	(64.7)	(22.6)
Accounts payable, trade and other	14.3	2.7
Advance and progress payments	26.5	(16.8)
Accrued pension and other post-retirement benefits, net	(3.2)	(1.6)
Other assets and liabilities, net	(47.2)	(11.2)
Cash provided by continuing operating activities	136.6	32.0
Cash flows from continuing investing activities:
Acquisitions, net of cash acquired	(1,746.0)	—
Proceeds from sale of AeroTech, net	(0.1)	(2.6)
Capital expenditures	(38.5)	(21.0)
Proceeds from disposal of assets	4.5	0.9
Cash required by continuing investing activities	(1,780.1)	(22.7)
Cash flows from continuing financing activities:
Repayment of domestic credit facility	(852.5)	—
Net proceeds from domestic credit facility, net of debt issuance costs	606.0	—
Proceeds from Term Loan B, net of debt issuance costs	890.4	—
Repayment of Term Loan B	(2.3)	—
Payment of other debt issuance costs related to the Marel Transaction	(12.5)	(7.1)
Acquisition of noncontrolling interest of Marel	(24.4)	—
Settlement of taxes withheld on stock-based compensation awards	(8.0)	(2.9)
Settlement of deal contingent hedge	(42.5)	—
Dividends	(10.5)	(6.4)
Other	(0.3)	—
Cash provided (required) by continuing financing activities	543.4	(16.4)
Net decrease in cash from continuing operations	(1,100.1)	(7.1)
Cash flows from discontinued operations:
Cash required by operating activities of discontinued operations, net	—	(0.1)
Net cash required by discontinued operations	—	(0.1)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1.7	(1.8)
Net decrease in cash, cash equivalents and restricted cash	(1,098.4)	(9.0)
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	1,228.4	483.3
Add: Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—
Add: Net decrease in cash, cash equivalents and restricted cash	(1,098.4)	(9.0)
Less: Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash from continuing operations, end of period	$130.0	$474.3

	Six Months Ended June 30,
(In millions)	2025	2024
Supplemental cash flow information for continuing operations:
Non-cash investing in capital expenditures, accrued but not paid	$0.7	$0.9

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$111.8	$474..3
Restricted cash	18.2	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$130.0	$474.3

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2025	$0.5	$—	$2,727.3	$1,358.0	$21.5	$4,107.3
Net income	—	—	—	3.4	—	3.4
Common stock cash dividends, $0.10 per share	—	—	—	(5.2)	—	(5.2)
Foreign currency translation adjustments, net of income taxes of $3.1	—	—	—	—	269.1	269.1
Derivatives designated as hedges, net of income taxes of $1.4	—	—	—	—	(3.7)	(3.7)
Stock-based compensation expense	—	—	4.5	—	—	4.5
Taxes withheld on issuance of stock-based awards	—	—	(0.5)	—	—	(0.5)
Balance at June 30, 2025	$0.5	$—	$2,731.3	$1,356.2	$286.9	$4,374.9

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2024	$0.3	$(1.8)	$234.3	$1,535.9	$(224.5)	$1,544.2
Net loss	—	—	—	(169.6)	—	(169.6)
Issuance of common stock	0.2	—	2,497.6	—	—	2,497.8
Issuance of treasury stock	—	1.8	(1.8)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(10.3)	—	(10.3)
Foreign currency translation adjustments, net of income taxes of $3.1	—	—	—	—	422.6	422.6
Derivatives designated as hedges, net of income taxes of $8.2	—	—	—	—	(23.3)	(23.3)
Pension and other postretirement liability adjustments, net of income taxes of $(37.9)	—	—	—	—	112.1	112.1
Stock-based compensation expense	—	—	9.3	—	—	9.3
Taxes withheld on issuance of stock-based awards	—	—	(8.1)	—	—	(8.1)
Other	—	—	—	0.2	—	0.2
Balance at June 30, 2025	$0.5	$—	$2,731.3	$1,356.2	$286.9	$4,374.9

	Three Months Ended June 30, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2024	$0.3	$(3.2)	$225.3	$1,483.1	$(214.4)	$1,491.1
Net loss	—	—	—	30.7	—	30.7
Issuance of treasury stock	—	1.0	(1.0)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments	—	—	—	—	(2.7)	(2.7)
Derivatives designated as hedges, net of income taxes of $0.6	—	—	—	—	(1.7)	(1.7)
Pension and other postretirement liability adjustments, net of income taxes of $(0.3)	—	—	—	—	1.0	1.0
Stock-based compensation expense	—	—	3.6	—	—	3.6
Balance at June 30, 2024	$0.3	$(2.2)	$227.9	$1,510.6	$(217.8)	$1,518.8

	Six Months Ended June 30, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2023	$0.3	$(7.1)	$227.9	$1,463.6	$(195.8)	$1,488.9
Net income	—	—	—	53.5	—	53.5
Issuance of treasury stock	—	4.9	(4.9)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(6.5)	—	(6.5)
Foreign currency translation adjustments	—	—	—	—	(21.0)	(21.0)
Derivatives designated as hedges, net of income taxes of $0.9	—	—	—	—	(2.6)	(2.6)
Pension and other postretirement liability adjustments, net of income taxes of $(0.7)	—	—	—	—	1.6	1.6
Stock-based compensation expense	—	—	7.8	—	—	7.8
Taxes withheld on issuance of stock-based awards	—	—	(2.9)	—	—	(2.9)
Balance at June 30, 2024	$0.3	$(2.2)	$227.9	$1,510.6	$(217.8)	$1,518.8

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

Basis of Presentation

In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2024, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by accounting principles generally accepted in the United States of America. Certain amounts on the Condensed Consolidated Statements of Income have been combined to conform to the June 30, 2025 presentation.

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

Strategic Acquisition of Marel hf.

On January 2, 2025, the Company completed the previously announced acquisition of Marel hf., subsequently renamed JBT Marel ehf. ("Marel"). Refer to Note 2. Acquisitions for additional information on the acquisition of Marel.

Business Segments

Following the acquisition of Marel on January 2, 2025, the Company determined that it had two reportable segments: the legacy pre-acquisition operations of the Company ("JBT") and the acquired entity of Marel. The JBT segment provides comprehensive solutions throughout the food production value chain for a variety of food and beverage groups, in addition to providing automated guided vehicle systems. The Marel segment provides advanced processing equipment, systems, software, and services, primarily for the poultry, meat, and fish industries, as well as processing solutions for pet food, plant-based proteins and aqua feed.

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

Income Taxes

On July 4, 2025, the United States Congress reconciliation bill, HR 1, commonly referred to as the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB introduces a broad range of policy measures and changes to U.S. federal tax law. The Company is actively monitoring and assessing the impact of this legislation. Currently, the Company does not expect the tax law changes included in the OBBB to result in any material changes to its financial position, operations, or existing liabilities. However, given the scope of the legislation and pending implementation guidance, the ultimate impact remains uncertain. The Company will continue to evaluate the effects of the OBBB as additional information becomes available.

The Organization for Economic Co-operation and Development established a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025, depending on the jurisdictions in which the Company operates. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the Company operates have enacted legislation, and other countries are in the process of introducing legislation, to implement Pillar Two. Pillar Two did not have a material impact on the Company's effective tax rate, consolidated results of operations, financial position, or cash flows for the six months ended June 30, 2025.

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

As part of the Marel Transaction, the Company settled Marel's outstanding debt of $867.8 million. In addition, the Company amended its existing credit facility in conjunction with the acquisition. The Second Amended and Restated Credit Agreement provides for a $1.8 billion revolving credit facility which matures on January 2, 2030, and a $900.0 million Senior Secured Term Loan B which matures on January 2, 2032. The proceeds from these facilities were used to fund the cash consideration for the acquisition and to settle the outstanding debt of Marel at the acquisition date.

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

Marel had revenue of $925.5 million and generated operating income of $4.6 million for the period from the acquisition date through June 30, 2025.

Acquisition-related transaction costs totaling $57.7 million were recorded as Selling, general and administrative expense in the Condensed Consolidated Statements of Income during the six months ended June 30, 2025.

The purchase accounting for Marel is provisional as the valuation of certain intangible and long-term assets, inventory, customer-related balances, accounts payable, other assets and liabilities, income tax balances, and residual goodwill related to this acquisition is not complete. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Marel:

(In millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments(1)	Provisional Purchase Price Allocation
Financial assets	$401.8	$(4.9)	$396.9
Inventories	344.4	3.1	347.5
Property, plant and equipment	492.6	61.3	553.9
Right-of-use assets	42.3	(6.5)	35.8
Customer relationship	1,570.0	(80.0)	1,490.0
Patents and acquired technology	410.0	(40.0)	370.0
Trademarks	260.0	(30.0)	230.0
Deferred taxes	(514.9)	46.7	(468.2)
Financial liabilities	(630.0)	(7.5)	(637.5)
Total identifiable net assets	$2,376.2	$(57.8)	$2,318.4

Purchase consideration	$4,272.3	$—	$4,272.3

Noncontrolling interest(2)	$86.0	$—	$86.0

Goodwill	$1,982.1	$57.8	$2,039.9
(1) During the quarter ended June 30, 2025, the Company recorded measurement period adjustments to the purchase price allocation as it continues to obtain information and complete its valuation of certain assets and liabilities. The impact of these adjustments was reflected as a net increase in goodwill. Adjustments to the fair values of inventories, property, plant and equipment, and acquired intangible assets during the quarter would have resulted in higher amortization expense by $8.2 million during the quarter ended March 31, 2025.
(2) The Company acquired 97.5% of the equity interests of Marel and recognized a non-controlling interest in Marel on the acquisition date. The non-controlling interest was recognized at fair value, which was estimated based upon the trading price of the Company’s common stock on the acquisition date and the types of consideration that non-controlling interest holders were eligible to receive.

The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The intangible assets acquired have estimated useful lives of 15 years for customer relationships, 21 years for patents and acquired technology, and 26 years for trademarks.

The allocation of the purchase price presented above was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market, and cost approaches.

Pro forma financial information (unaudited)

The following information reflects the results of the Company’s operations for the three and six months ended June 30, 2025 and 2024 on a pro forma basis as if the acquisition of Marel had been completed on January 1, 2024. Pro forma adjustments have been made to illustrate the impact of incremental non-recurring acquisition-related costs totaling $76.5 million, and the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquired intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets, and the related tax impact associated with these adjustments.

	For the three months ended June 30,		For the six months ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue
Pro forma	$934.8	$848.9	$1,788.9	$1,689.7
Income from continuing operations
Pro forma	$13.6	$23.0	$(109.2)	$(88.7)

The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent what the Company's consolidated results of operations would have been had the transaction actually occurred as of January 1, 2024, and does not purport to project actual consolidated results of operations.

Acquisition of non-controlling interest of Marel

On February 4, 2025, the Company acquired the remaining 2.5% of Marel’s equity interests that were not acquired through the Marel Transaction, for approximately $88.7 million. The total purchase consideration was comprised of approximately $64.3 million in equity consideration and $24.4 million in cash consideration. This transaction was accounted for as an equity transaction and was reflected within financing activities within the Consolidated Statements of Cash Flows.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT	Marel	Total
Balance as of December 31, 2024	$769.1	$—	$769.1
Acquisitions	—	2,039.9	2,039.9
Currency translation	24.6	268.2	292.8
Balance as of June 30, 2025	$793.7	$2,308.1	$3,101.8

Intangible assets consisted of the following:

	June 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$2,069.1	$242.6	$421.3	$170.6
Patents and acquired technology	596.0	148.1	169.8	123.1
Trademarks	313.0	27.2	53.2	20.0
Non-amortizing intangible assets	10.7	—	10.3	—
Other	10.8	10.7	8.6	8.6
Total intangible assets	$2,999.6	$428.6	$663.2	$322.3

Intangible asset amortization expense was $47.5 million and $11.1 million for the three months ended June 30, 2025 and 2024, respectively, and was $86.8 million and $22.2 million for the six months ended June 30, 2025 and 2024, respectively. Annual amortization expense for intangible assets is estimated to be $167.8 million in 2025, $166.0 million in 2026, $162.1 million in 2027, $160.0 million in 2028, and $156.5 million in 2029.

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2025	December 31, 2024
Raw materials	$225.5	$37.3
Work in process	88.8	50.2
Finished goods	373.6	164.9
Gross inventories before valuation adjustments	687.9	252.4
Valuation adjustments	(26.8)	(19.3)
Net inventories	$661.1	$233.1

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Service cost	$0.3	$0.3	$0.6	$0.6
Interest cost	0.6	3.1	1.0	6.2
Expected return on plan assets	(0.4)	(3.4)	(0.9)	(6.9)
Amortization of net actuarial losses	—	1.3	—	2.7
Settlement charge recognized	—	—	146.9	—
Net periodic cost	$0.5	$1.3	$147.6	$2.6

During the six months ended June 30, 2025, the Company made contributions of $3.3 million to its pension plans and expects to contribute $5.4 million in 2025.

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

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	June 30, 2025	December 31, 2024
Revolving credit facility (1)	January 2, 2030	$638.2	$854.0
Senior Secured Term Loan B (2)	January 2, 2032	897.8	—
Convertible senior notes (3)	May 15, 2026	402.5	402.5
Less: unamortized debt issuance costs		(17.7)	(4.4)
Total debt, including current portion		1,920.8	1,252.1
Less: current portion of debt		409.5	—
Long-term debt, net		$1,511.3	$1,252.1
(1) Weighted-average interest rate at June 30, 2025 was 6.47%.
(2) Effective interest rate at June 30, 2025 was 6.43%.
(3) Effective interest rate for the Notes (as defined below) for the quarter ended June 30, 2025 was 0.82%.

The Company had access to short-term financing of $62.5 million and $8.0 million as of June 30, 2025 and December 31, 2024, respectively.

Components of interest expense recognized for the Senior Secured Term Loan B (the "Term Loan B") and the 0.25% Convertible Senior Notes due 2026 (the "Notes") were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Contractual interest expense, Term Loan B	$14.9	$—	$29.6	$—
Interest cost related to amortization of issuance costs, Term Loan B	0.5	—	1.0	—
Total interest expense, Term Loan B	$15.4	$—	$30.6	$—
Contractual interest expense, the Notes	$0.2	$0.2	$0.5	$0.5
Interest cost related to amortization of issuance costs, the Notes	0.5	0.5	1.1	1.1
Total interest expense, the Notes	$0.7	$0.7	$1.6	$1.6

Five-year Revolving Credit Facility

On January 2, 2025, the Company executed the Second Amended and Restated Credit Agreement (the "Second A&R Credit Agreement"), which extended the maturity date of the Company's revolving credit facility from December 2026 to January 2030 and increased the Company's borrowing limit from $1.3 billion to $1.8 billion. The commitments under the revolving credit facility terminate on January 2, 2030; provided that if (1) any of the Company's Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “Springing Maturity Date”), (2) the aggregate principal amount of the Notes outstanding on such date exceeds $100 million and (3) the sum of the aggregate availability under the revolving credit facility on such date plus the aggregate amount of unrestricted cash of the Company and its subsidiaries on such date is less than $600 million, then the maturity date with respect to the revolving credit facility shall be the Springing Maturity Date.

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

Senior Secured Term Loan B

The Second A&R Credit Agreement also provides for a seven-year Senior Secured Term Loan B (the "Term Loan B") in an aggregate principal amount of $900 million. The entire amount of the Term Loan B was funded on January 2, 2025 and matures on January 2, 2032. The Company is required to make quarterly principal repayments equal to 0.25% of the initial Term Loan B, beginning in the second quarter of 2025. Borrowings under the Term Loan B bear interest at the greater of 1) SOFR plus 10 basis points, or 2) a floor of 0%, plus an applicable margin of 200 basis points to 225 basis points, dependent on the leverage ratio.

During the six months ended June 30, 2025, the Company recognized $2.3 million of financing costs associated with the Term Loan B, which were recorded in other assets on the Balance Sheets at June 30, 2025.

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

The Company made a tax election to integrate the Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Condensed Consolidated Balance Sheet as of June 30, 2025.

Warrant Transactions

Concurrently with entering into the Hedge Transactions, the Company separately entered into privately-negotiated Warrant Transactions (the "Warrant Transactions"), whereby the Company sold to the counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 2.4 million shares of its common stock at an initial strike price of $240.02 per share. The Company received aggregate proceeds of $29.5 million from the Warrant Transactions with the counterparties, with such proceeds partially offsetting the costs of entering into the Hedge Transactions. The warrants expire in August 2026. If the market value per share of the common stock exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless the Company elects, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the warrants are not revalued after issuance.

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three and six months ended June 30, 2025 and 2024 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
Beginning balance, March 31, 2025	$(1.4)	$(17.5)	$40.4	$21.5
Other comprehensive income (loss) before reclassification	—	(1.7)	269.2	267.5
Amounts reclassified from accumulated other comprehensive income	—	(2.0)	(0.1)	(2.1)
Ending balance, June 30, 2025	$(1.4)	$(21.2)	$309.5	$286.9
(1) All amounts are net of income taxes.

Reclassification adjustments for derivatives designated as hedges for the three months ended June 30, 2025 were $2.7 million of benefit in other income, net of $0.7 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended June 30, 2025 were $0.1 million of benefit in interest expense, net of immaterial income tax provision.

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

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation (1)	Total (1)
Beginning balance, December 31, 2024	$(113.5)	$2.1	$(113.1)	$(224.5)
Other comprehensive income before reclassification	2.3	(18.0)	422.7	407.0
Amounts reclassified from accumulated other comprehensive income	109.8	(5.3)	(0.1)	104.4
Ending balance, June 30, 2025	$(1.4)	$(21.2)	$309.5	$286.9
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2025 were $146.9 million of charges to pension expense, other than service cost, net of $37.1 million in income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $2.4 million of benefit in interest expense, net of $0.6 million income tax provision and $4.7 million of benefit in other income, net of $1.2 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the six months ended June 30, 2025 were $0.1 million of benefit in interest expense, net of immaterial income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2024 were $2.7 million of charges to pension expense, other than service cost, net of $0.7 million income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $5.8 million of benefit in interest expense, net of $1.5 million income tax provision.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.4 billion in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of June 30, 2025. The Company expects to complete these obligations and recognize revenue in the range of 60% to 70% during 2025, 25% to 35% during 2026, and the remainder after 2026.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
(In millions)	JBT	Marel	JBT
Type of Good or Service
Recurring (1)	$236.4	$248.7	$197.8
Non-recurring (1)	218.2	231.5	204.5
Total	454.6	480.2	402.3

Geographical Region (2)
U.S. and Canada	240.1	142.9	220.9
Europe, Middle East and Africa	138.9	223.9	116.4
Asia Pacific	40.4	59.7	37.5
Latin America	35.2	53.7	27.5
Total	454.6	480.2	402.3

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(In millions)	JBT	Marel	JBT
Type of Good or Service
Recurring (1)	$459.2	$474.8	$400.6
Non-recurring (1)	404.2	450.7	394.0
Total	863.4	925.5	794.6

Geographical Region (2)
U.S. and Canada	458.4	270.1	455.6
Europe, Middle East and Africa	264.9	444.3	209.4
Asia Pacific	72.3	105.3	70.4
Latin America	67.8	105.8	59.2
Total	863.4	925.5	794.6
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	June 30, 2025	December 31, 2024
Contract Assets	$128.5	$95.4
Contract Liabilities	508.0	178.0

	June 30, 2024	December 31, 2023
Contract Assets	83.1	74.5
Contract Liabilities	139.2	156.5

The revenue recognized during the six months ended June 30, 2025 and 2024 that was included in contract liabilities at the beginning of the period amounted to $145.3 million and $114.6 million, respectively. The Company assumed contract liabilities from acquisitions in the amount of $257.1 million in 2025. The remainder of the change from December 31, 2024 and December 31, 2023 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net (loss) income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Basic (loss) earnings per share:
Income (loss) from continuing operations	$3.4	$30.7	$(169.6)	$53.4
Income from discontinued operations, net of taxes	—	—	—	0.1
Net income (loss)	$3.4	$30.7	$(169.6)	$53.5
Weighted average number of shares outstanding	52.1	32.0	51.9	32.0
Basic (loss) earnings per share from:
Continuing operations	$0.07	$0.96	$(3.27)	$1.67
Discontinued operations	—	—	—	—
Net income (loss)	$0.07	$0.96	$(3.27)	$1.67
Diluted (loss) earnings per share:
Income (loss) from continuing operations	$3.4	$30.7	$(169.6)	$53.4
Income from discontinued operations, net of taxes	—	—	—	0.1
Net income (loss)	$3.4	$30.7	$(169.6)	$53.5
Weighted average number of shares outstanding	52.1	32.0	51.9	32.0
Effect of dilutive securities:
Restricted stock(1)	0.1	0.2	—	0.2
Total shares and dilutive securities	52.2	32.2	51.9	32.2
Diluted (loss) earnings per share from:
Continuing operations	$0.07	$0.95	$(3.27)	$1.66
Discontinued operations	—	—	—	—
Net income (loss)	$0.07	$0.95	$(3.27)	$1.66

Restricted stock shares with anti-dilutive effect excluded from the computation of diluted earnings per share(1)	—	—	0.1	—
(1) As a result of the net loss recognized for the six months ended June 30, 2025, the effect of unvested equity awards was antidilutive and has been excluded from the diluted earnings per share calculation.

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2025				As of December 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$13.3	$13.3	$—	$—	$13.2	$13.2	$—	$—
Derivatives	7.8	—	7.8	—	6.8	—	6.8	—
Total assets	$21.1	$13.3	$7.8	$—	$20.0	$13.2	$6.8	$—
Liabilities:
Derivatives	$136.2	$—	$136.2	$—	$44.4	$—	$44.4	$—
Total liabilities	$136.2	$—	$136.2	$—	$44.4	$—	$44.4	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of June 30, 2025, $1.0 million of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Other assets in the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.5 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. The fair value of the Notes estimated using Level 2 inputs was $400.1 million as of June 30, 2025.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at June 30, 2025 of $438.1 million, as hedges and therefore does not apply hedge accounting.

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

	As of June 30, 2025		As of December 31, 2024
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$7.8	$4.4	$3.8	$44.4

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

As of June 30, 2025 and December 31, 2024, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2025
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$7.7	$—	$7.7	$(2.6)	$5.1

(In millions)	As of June 30, 2025
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$135.5	$—	$135.5	$(2.6)	$132.9

(In millions)	As of December 31, 2024
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.3	$—	$6.3	$(1.6)	$4.7

(In millions)	As of December 31, 2024
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$44.3	$—	$44.3	$(1.6)	$42.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2025	2024	2025	2024
Foreign exchange contracts	Revenue	$1.4	$(0.8)	$6.2	$(4.4)
Foreign exchange contracts	Cost of sales	(1.5)	0.3	(3.9)	2.2
Foreign exchange contracts	Selling, general and administrative expense	1.3	(0.7)	3.7	(1.0)
Total		1.2	(1.2)	6.0	(3.2)
Remeasurement of assets and liabilities in foreign currencies		(3.7)	0.8	(6.0)	1.1
Net gain (loss)		$(2.5)	$(0.4)	$—	$(2.1)

The following table presents the location and amount of the gain (loss) on derivatives that have been designated as hedging instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2025	2024	2025	2024
Foreign currency derivatives	Other income	$2.7	$—	$4.7	$—
Foreign currency derivatives	Interest expense	0.1	—	0.1	—
Interest rate swaps	Interest expense	—	2.9	2.4	5.8
Total gain (loss)		$2.8	$2.9	$7.2	$5.8

Net Investment: On June 24, 2025, the Company entered into a series of cross currency swap agreements expiring in June 2030 that synthetically swap $578 million of fixed rate debt to Euro denominated fixed rate debt. Accordingly, the gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. The Company elected to use the spot method to assess the effectiveness for these derivatives that are designated as net investment hedges for accounting purposes. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in Interest expense in the Condensed Consolidated Statements of Income. Cash flows related to coupons received on the swaps are included in operating activities in the Condensed Consolidated Statements of Cash Flows and the final exchange on the swaps will be reported in financing activities.

At June 30, 2025, the fair value of these derivatives designated as net investment hedges were recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $12.4 million and as Accumulated other comprehensive income, net of tax, of $9.3 million.

Fair Value: On January 3, 2025, the Company entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $698.3 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding the credit spread, by our euro-functional entity.

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

At June 30, 2025, the fair value of these derivatives designated as fair value hedges was recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $119.4 million and as Accumulated other comprehensive income, net of tax, of $20.0 million.

Interest Rates: The Company entered into four interest rate swaps executed in March 2020 with a combined notional amount of $200 million and one interest rate swap executed in May 2020 with a notional amount of $50 million. These interest rate swaps fixed the interest rate applicable to certain of the Company's variable-rate debt and swapped one-month SOFR rates for fixed rates. The Company designated these swaps as cash flow hedges and all changes in fair value of the swaps were recognized in accumulated other comprehensive income. The interest rate swaps expired during the second quarter of 2025.

At December 31, 2024, the fair value of these derivatives designated as cash flow hedges was recorded in the Condensed Consolidated Balance Sheets as Other current assets of $3.0 million and as Accumulated other comprehensive income, net of tax, of $2.1 million.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2025, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Fixed payment revenue	$17.8	$17.1	$33.6	$33.2
Variable payment revenue	7.5	7.7	16.5	17.5
Operating lease revenue	$25.3	$24.8	$50.1	$50.7

Sales-type lease revenue	$1.1	$0.7	$2.1	$1.6

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $79.5 million at June 30, 2025, represent guarantees of future performance. The Company has also provided approximately $9.6 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of June 30, 2025, the gross value of such arrangements was $2.9 million, of which the Company's net exposure under such guarantees was $0.3 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Balance at beginning of period	$21.5	$10.5	$12.2	$9.9
Expense for new warranties	3.7	1.9	6.3	4.5
Adjustments to existing accruals	(0.2)	(0.1)	—	(0.2)
Claims paid	(2.3)	(1.6)	(4.6)	(3.4)
Added through acquisition	(0.3)	—	8.0	—
Translation	1.0	(0.1)	1.5	(0.2)
Balance at end of period	$23.4	$10.6	$23.4	$10.6

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

Segment profitability measures and significant expenses

The following tables present financial information for the Company's reportable segments and significant expenses regularly provided to the CODM:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(In millions)	JBT	Marel	Total	JBT	Marel	Total
Revenue	$454.6	$480.2	$934.8	$402.3	$—	$402.3
Less:
Cost of sales	284.4	315.9	600.3	259.1	—	259.1
Other segment items (1)	110.5	150.3	260.8	101.7	—	101.7
Add:
Depreciation and amortization	22.0	60.5	82.5	22.2	—	22.2
Segment Adjusted EBITDA	$81.7	$74.5	$156.2	$63.7	$—	$63.7
Less:
Income tax provision (benefit)			$7.9			$(3.3)
Interest (income)			(2.8)			(5.7)
Interest expense			31.8			4.1
Other (income)			(3.0)			—
Loss on investment			10.6			—
Pension expense, other than service cost			0.2			1.0
Restructuring related costs			5.6			0.2
M&A related costs			20.0			14.5
Depreciation and amortization			82.5			22.2
Income from continuing operations			$3.4			$30.7

Capital expenditures	$8.8	$9.7	$18.5	$10.5	$—	$10.5

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(In millions)	JBT	Marel	Total	JBT	Marel	Total
Revenue	$863.4	$925.5	$1,788.9	$794.6	$—	$794.6
Less:
Cost of sales	552.3	609.6	1,161.9	511.1	—	511.1
Other segment items (1)	212.2	289.5	501.7	206.7	—	206.7
Add:
Depreciation and amortization	43.5	99.6	143.1	44.3	—	44.3
Segment Adjusted EBITDA	$142.4	$126.0	$268.4	$121.1	$—	$121.1
Less:
Income tax provision (benefit)			$(38.3)			$4.8
Interest (income)			(4.2)			(11.4)
Interest expense			74.2			7.0
Other (income)			(5.0)			—
Loss on investment			10.6			—
Pension expense, other than service cost			147.0			2.0
Restructuring related costs			16.2			1.3
M&A related costs			94.4			19.7
Depreciation and amortization			143.1			44.3
Income from continuing operations			$(169.6)			$53.4

Capital expenditures	$20.7	$17.8	$38.5	$21.0	$—	$21.0

(1) Other segment items for each reportable segment include operating expenses, which primarily consist of selling, general and administrative expenses. Other segment items excludes the impact of restructuring related costs and M&A related costs, which include integration costs, amortization of inventory step-up from business combinations, impacts of foreign currency derivatives and trades to hedge variability of exchange rates on the cash consideration paid for business combination, advisory and transaction costs for both potential and completed M&A transactions and strategy. Restructuring and M&A related costs are excluded as they do not reflect the ongoing operations of the underlying business.

NOTE 15. RESTRUCTURING

Restructuring charges primarily consist of employee separation benefits under existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs, asset impairment charges and other costs that are associated with restructuring actions. Certain restructuring charges are accrued prior to payments made in accordance with applicable guidance. For such charges, the amounts are determined based on estimates prepared at the time the restructuring actions were approved by management. Inventory write offs due to restructuring are reported in Cost of sales and all other restructuring charges are reported as Restructuring expenses in the Statements of Income.

In the third quarter of 2022, the Company implemented a restructuring plan (the "2022/2023 restructuring plan") to optimize the overall cost structure for the Company on a global basis. The Company completed the 2022/2023 restructuring plan as of March 31, 2024. The total cost in connection with this plan was $17.5 million.

In the first quarter of 2025, the Company implemented a restructuring plan (the "JBT Marel 2025 Integration restructuring plan") to achieve a portion of its synergy targets as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan affect both the JBT and Marel segments and include streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of the Company. The total estimated cost in connection with this plan is in the range of approximately $25.0 million to $30.0 million. The Company recognized restructuring charges of $16.7 million, net of a cumulative release of the related liability of $0.1 million through June 30, 2025, and expects to recognize the remaining costs by the end of 2026.

The following table details the cumulative restructuring charges reported in operating (loss) income for the JBT Marel 2025 Integration restructuring plan since its implementation:

	Cumulative Amount	During the Quarter Ended		Cumulative Amount
(In millions)	Balance as of December 31, 2024	March 31, 2025	June 30, 2025	Balance as of June 30, 2025
Severance and related expense	$—	$11.1	$4.5	$15.6
Inventory write-off	—	—	0.3	0.3
Other	—	—	0.8	0.8
Total restructuring charges, net	$—	$11.1	$5.6	$16.7

Restructuring charges, net of release of related liability, are reported within the following financial statement line items within the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Cost of sales (1)	0.3	—	0.3	—
Selling, general and administrative expense (2)	0.8	—	0.8	—
Restructuring expense	4.5	0.2	15.6	1.3
Total restructuring related costs	5.6	0.2	16.7	1.3
(1) Restructuring charges reported in Cost of sales are related to inventory write-offs resulting from the JBT Marel 2025 Integration restructuring plan.
(2) Restructuring charges reported in Selling, general and administrative expense are related to property, plant, and equipment impairment charges resulting from the JBT Marel 2025 Integration restructuring plan.

Liability balances for restructuring activities are included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The table below details the activities in 2025 for the JBT Marel 2025 Integration restructuring plan:

		Impact to Earnings
(In millions)	Balance as of December 31, 2024	Charged to Earnings	Releases	Cash Payments	Balance as of June 30, 2025
Severance and related expense	$—	$15.7	$(0.1)	$(4.7)	$10.9
Total	$—	$15.7	$(0.1)	$(4.7)	$10.9

The Company released $0.5 million of the liability related to the 2022/2023 restructuring plan during the six months ended June 30, 2025, which it no longer expects to pay due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of June 30, 2025, the operating lease right-of-    use asset and the lease liability related to these agreements was $2.6 million and $2.7 million, respectively. As of December 31, 2024, the operating lease right-of-use asset and the lease liability related to these agreements was $2.8 million and $2.9 million, respectively.

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
•fluctuations in currency exchange rates and interest rates;
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

Our approach to Environmental, Social and Corporate Governance (ESG) builds on our culture and long tradition of concern for our employees’ health, safety, and well-being; partnering with our customers to find ways to make better use of the earth’s precious resources; and giving back to the communities where we live and work. Our equipment and technologies continue to deliver quality performance while striving to minimize food waste, extend food product life, support customer sustainability objectives, and maximize efficiency in order to create shared value for our food and beverage customers. While the majority of our impact lies within the solutions offered to our customers, our commitment to environmental responsibility extends to our own operations. We strive for our own facilities to operate efficiently and safely, much like the solutions we provide to our customers. We recognize our responsibility to make a positive impact on our stockholders, the environment and our communities in a manner that is consistent with our fiduciary duties. We have engaged in structured education for enhancing inclusive leadership skills in our organization designed to ensure a broad range of perspectives and backgrounds in our leadership and hiring practices.

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

Business Conditions and Outlook

Our second quarter of 2025 financial performance exceeded our expectations, which was primarily driven by better than expected recurring revenue, foreign exchange translation, and operating leverage. Orders were healthy with strength across diverse end markets, including poultry, meat, fruit and vegetables, beverages, and ready meals.

Looking ahead, we anticipate that our second half of 2025 performance will be impacted by the evolving costs of tariffs. We continue to take proactive measures to mitigate tariff impacts on our products. These actions include reshoring third-party suppliers, vendor concessions, and further pricing considerations.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2025	2024	Change	%
Revenue
JBT revenue	$454.6	$402.3	$52.3	13.0%
Marel revenue	480.2	—	480.2	n/a
Total revenue	934.8	402.3	532.5	132.4%
Cost of sales	600.6	259.1	(341.5)	(131.8)%
Gross profit	334.2	143.2	191.0	133.4%
Gross profit margin	35.8%	35.6%	20 bps
Selling, general and administrative expense	250.4	110.4	(140.0)	(126.8)%
Research and development	30.9	5.8	(25.1)	(432.8)%
Restructuring expense	4.5	0.2	(4.3)	(2,150.0)%
Operating income	48.4	26.8	21.6	80.6%
Pension expense, other than service cost	0.2	1.0	0.8	80.0%
Loss on investment	10.6	—	(10.6)	(100.0)%
Other (income)	(3.0)	—	(3.0)	100.0%
Interest (income)	(2.8)	(5.7)	2.9	(50.9)%
Interest expense	31.8	4.1	(27.7)	(675.6)%
Income (loss) from continuing operations before income taxes	11.6	27.4	(15.8)	(57.7)%
Income tax provision (benefit)	7.9	(3.3)	(11.2)	(339.4)%
Equity in net loss of unconsolidated affiliate	0.3	—	(0.3)	(100.0)%
Income (loss) from continuing operations	$3.4	$30.7	$(27.3)	(88.9)%

Adjusted EBITDA from continuing operations (1)	$156.2	$63.7	$92.5	145.2%
Income (loss) from continuing operations margin	0.4%	7.6%	-720 bps
Adjusted EBITDA margin from continuing operations (1)	16.7%	15.8%	90 bps

JBT segment Adjusted EBITDA	$81.7	$63.7	$18.0	28.3%
JBT segment Adjusted EBITDA margin	18.0%	15.8%	220 bps
Marel segment Adjusted EBITDA	$74.5	$—	$74.5	n/a
Marel segment Adjusted EBITDA margin	15.5%	—%	n/a
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA from continuing operations.

Revenue

Total revenue for the three months ended June 30, 2025 increased $532.5 million or 132.4% compared to the same period in 2024. Organic revenue provided by the JBT segment increased $43.9 million and foreign currency translation was favorable by $8.4 million in the period compared to the prior year. The increase in organic revenue was primarily the result of an increase in volume for recurring revenue. The acquisition of Marel provided additional revenue of $480.2 million, which is inclusive of a favorable foreign currency translation impact of approximately $12.3 million.

Gross profit and Gross profit margin

Gross profit margin increased to 35.8% compared to 35.6% in the same period last year. This increase was primarily attributable to an increase in the JBT segment's gross profit margin from a higher volume of recurring revenue, partially offset by a lower gross profit margin of the acquired Marel business.

Selling, general and administrative expense

Selling, general and administrative expense increased $140.0 million compared to the same period in the prior year. This increase was primarily driven by the acquisition of Marel and higher costs associated with the integration. Selling, general and administrative expense as a percentage of revenue decreased by 60 bps to 26.8% compared to 27.4% in the same period last year. This decrease was primarily the result of better operating leverage from higher revenue as well as savings from our JBT Marel 2025 Integration restructuring plan.

Research and development

Research and development expense increased $25.1 million compared to the same period in the prior year. This increase is primarily the result of higher costs attributable to the recently acquired Marel business.

Loss on investment

The loss on investment of $10.6 million incurred during the three months ended June 30, 2025 relates to the Company's exit of an investment related to the acquisition of Marel.

Other income, interest income, and interest expense

Other income of $3.0 million during the three months ended June 30, 2025 relates to our cross-currency swap agreements that, for a portion of our Term Loan B debt, synthetically swap a higher interest expense based on the SOFR interest rate with a lower interest expense based on the EURIBOR interest rate and a credit spread.

Interest income decreased $2.9 million compared to the same period in 2024. This decrease was due to the Company having lower cash balances on hand to invest after funding the Marel Transaction in the first quarter of 2025.

Interest expense increased $27.7 million compared to same period last year. The increase was driven by a higher average debt balance as well as higher interest rates on additional borrowings to fund the Marel Transaction in the first quarter of 2025, compared to same period in 2024. Additional borrowing was drawn from our revolving credit facility and Term Loan B that was executed on January 2, 2025.

Income tax provision (benefit)

The Company's tax rate on the income from continuing operations was 68.1% for the three months ended June 30, 2025. The tax rate was high due to the combination of low pre-tax income, the impact of discrete items totaling $2.6 million, primarily driven by a non-deductible loss on investment, and changes to the full year forecasted tax rate.

The Company's tax rate on the income from continuing operations was (12.0)% for the three months ended June 30, 2024. The tax rate for the three months ended June 30, 2024 was favorably impacted by discrete items totaling $9.2 million, primarily driven by a non-recurring tax benefit related to an internal reorganization.

Income (loss) from continuing operations and Adjusted EBITDA

Income from continuing operations for the three months ended June 30, 2025 was $3.4 million compared to $30.7 million for the same period in 2024, representing a decrease of $27.3 million. The decrease was primarily due to higher interest expense, loss on investment, and the impact of discrete items on our income tax provision. This was partially offset by the operating income from the acquired Marel business, higher gross profit for the JBT segment, and savings from our JBT Marel 2025 Integration restructuring plan.

Adjusted EBITDA was $156.2 million for the three months ended June 30, 2025 compared to $63.7 million during the same period in 2024, representing an increase of $92.5 million. The increase in Adjusted EBITDA was primarily driven by incremental gross profit attributable to the recently acquired Marel business, partially offset by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs.

Income from continuing operations margin decreased 720 bps to 0.4% compared to 7.6% for the same period in 2024. This decrease is the result of higher integration costs, higher interest expense, loss on investment, and the impact of discrete items on our income tax provision compared to the same period in 2024. However, Adjusted EBITDA margin increased 90 bps to 16.7% compared to 15.8% for the same period in 2024, primarily attributable to an increase in savings from our JBT Marel 2025 Integration restructuring plan as well as due to better operating leverage from higher revenue. This was partially offset by a lower gross profit margin for the acquired Marel business relative to the JBT business.

•JBT segment Adjusted EBITDA and Adjusted EBITDA margin was $81.7 million or 18.0% for the three months ended June 30, 2025 compared to $63.7 million or 15.8% for the same period in 2024. The increase of $18.0 million or 28.3% was primarily driven by an increase in gross profit from a favorable mix of higher recurring revenue compared to prior year, which tends to have higher margin than non-recurring revenue.

•Marel segment Adjusted EBITDA was $74.5 million and segment Adjusted EBITDA margin was 15.5% for the three months ended June 30, 2025.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2025	2024	Change	%
Revenue
JBT revenue	$863.4	$794.6	$68.8	8.7%
Marel revenue	925.5	—	925.5	n/a
Total revenue	1,788.9	794.6	994.3	125.1%
Cost of sales	1,162.2	511.1	(651.1)	(127.4)%
Gross profit	626.7	283.5	343.2	121.1%
Gross profit margin	35.0%	35.7%	-70 bps
Selling, general and administrative expense	532.1	214.1	(318.0)	(148.5)%
Research and development	64.5	12.2	(52.3)	(428.7)%
Restructuring expense	15.1	1.3	(13.8)	(1,061.5)%
Operating income	15.0	55.9	(40.9)	(73.2)%
Pension expense, other than service cost	147.0	2.0	(145.0)	(7,250.0)%
Loss on investment	10.6	—	(10.6)	(100.0)%
Other (income)	(5.0)	—	(5.0)	100.0%
Interest (income)	(4.2)	(11.4)	7.2	(63.2)%
Interest expense	74.2	7.0	(67.2)	(960.0)%
Income (loss) from continuing operations before income taxes	(207.6)	58.3	(265.9)	(456.1)%
Income tax provision (benefit)	(38.3)	4.8	43.1	897.9%
Equity in net loss of unconsolidated affiliate	0.3	0.1	(0.2)	(200.0)%
Income (loss) from continuing operations	(169.6)	53.4	(223.0)	(417.6)%
Income from discontinued operations, net of taxes	—	0.1	(0.1)	100.0%
Net income (loss)	$(169.6)	$53.5	$(223.1)	(417.0)%

Adjusted EBITDA from continuing operations (1)	$268.4	$121.1	$147.3	121.6%
Income (loss) from continuing operations margin	(9.5)%	6.7%	-1620 bps
Adjusted EBITDA margin from continuing operations	15.0%	15.2%	-20 bps

JBT segment Adjusted EBITDA	$142.4	$121.1	$21.3	17.6%
JBT segment Adjusted EBITDA margin	16.5%	15.2%	130 bps
Marel segment Adjusted EBITDA	$126.0	$—	$126.0	n/a
Marel segment Adjusted EBITDA margin	13.6%	—%	n/a
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA from continuing operations.

Revenue

Total revenue for the six months ended June 30, 2025 increased $994.3 million or 125.1% compared to the same period in 2024. Organic revenue provided by the JBT segment increased $66.9 million and foreign currency translation was favorable by $1.9 million in the period compared to the prior year. The increase in organic revenue was primarily the result of an increase in volume for recurring revenue. The acquisition of Marel provided additional revenue of $925.5 million, which is inclusive of a favorable foreign currency translation impact of approximately $1.8 million.

Gross Profit and Gross Profit Margin

Gross profit margin decreased 70 bps to 35.0% compared to 35.7% in 2024. The decrease was primarily attributable to a lower gross profit margin of the acquired Marel business, partially offset by an increase in the JBT segment's gross profit margin from higher volume for recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $318.0 million compared to the same period in the prior year. Selling, general and administrative expense as a percentage of revenue increased 280 bps to 29.7% compared to 26.9% in the same period last year. This increase is primarily driven by higher costs attributable to the recently acquired Marel business and year over year increase of $74.7 million in M&A related costs attributable to the acquisition of Marel. This was partially offset by a better operating leverage from higher revenue as well as savings from our JBT Marel 2025 Integration restructuring plan.

Research and development

Research and development expense increased $52.3 million compared to the same period in the prior year. This increase is primarily the result of higher costs attributable to the recently acquired Marel business.

Pension expense, other than service cost

Pension expense, other than service cost increased $145.0 million compared to the same period in the prior year. This increase was primarily due to the settlement charge of $146.9 million recognized in the first quarter of 2025 upon the termination of the U.S. qualified defined benefit pension plan.

Loss on investment

The loss on investment of $10.6 million incurred during the six months ended June 30, 2025 relates to the Company's exit of an investment related to the acquisition of Marel.

Other income, interest income, and interest expense

Other income of $5.0 million during the six months ended June 30, 2025 relates to our cross-currency swap agreements that, for a portion of our Term Loan B debt, synthetically swap a higher interest expense based on the SOFR interest rate with a lower interest expense based on the EURIBOR interest rate and a credit spread.

Interest income decreased $7.2 million compared to the same period in 2024. This decrease was due to the Company having lower cash balances on hand to invest after funding the Marel Transaction in the first quarter of 2025.

Interest expense increased $67.2 million compared to same period last year. The increase was driven by a higher average debt balance as well as higher interest rates on additional borrowings to fund the Marel Transaction in the first quarter of 2025, compared to same period in 2024. Additional borrowing was drawn from our revolving credit facility and Term Loan B that was executed on January 2, 2025.

Income tax provision (benefit)

The Company's tax rate on the loss from continuing operations was 18.4% for the six months ended June 30, 2025. The tax benefit for the six months ended June 30, 2025 was reduced by discrete items totaling $5.0 million, primarily driven by non-deductible acquisition costs and a non-deductible loss on investment.

The Company's tax rate on the income from continuing operations was 8.2% for the six months ended June 30, 2024. The tax rate for the six months ended June 30, 2024 was favorably impacted by discrete items totaling $8.2 million, primarily driven by a non-recurring deferred tax benefit related to an internal reorganization.

Income (loss) from continuing operations and Adjusted EBITDA

Loss from continuing operations for the six months ended June 30, 2025 was $169.6 million compared to income from continuing operations of $53.4 million for the same period in 2024, representing a decrease of $223.0 million. The decrease was primarily due to higher pension expense other than service cost, interest expense, loss on investment, and the impact of discrete items on our income tax provision. This was partially offset by the operating income from the acquired Marel business, higher gross profit for the JBT segment, and savings from our JBT Marel 2025 Integration restructuring plan.

Adjusted EBITDA was $268.4 million for the six months ended June 30, 2025 compared to $121.1 million during the same period in 2024, representing an increase of $147.3 million. The increase in Adjusted EBITDA was primarily driven by incremental gross profit attributable to the recently acquired Marel business, partially offset by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs.

Loss from continuing operations margin decreased 1620 bps to (9.5)% compared to 6.7% for the same period in 2024. This decrease is the result of higher pension expense other than service cost, higher integration costs, higher interest expense, the loss on investment, and the impact of discrete items on our income tax provision compared to the same period in 2024. However, Adjusted EBITDA margin decreased 20 bps to 15.0% compared to 15.2% for the same period in 2024. This decrease was primarily attributable to a lower gross profit margin and a higher selling, general, and administrative expense as a percentage of revenue for the acquired Marel business relative to the JBT business. This was partially offset by an year over year increase in the JBT segment's gross profit margin as well as savings from our JBT Marel 2025 Integration restructuring plan.

•JBT segment Adjusted EBITDA and Adjusted EBITDA margin was $142.4 million or 16.5% for the six months ended June 30, 2025 compared to $121.1 million or 15.2% for the same period in 2024. The increase of $21.3 million or 130 bps was primarily driven by an increase in gross profit from a favorable mix of higher recurring revenue compared to prior year, which tends to have higher margin than non-recurring revenue as well as savings from our JBT Marel 2025 Integration restructuring plan.

•Marel segment Adjusted EBITDA was $126.0 million and segment Adjusted EBITDA margin was 13.6% for the six months ended June 30, 2025.

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

Additional details for each Non-GAAP financial measure follow:

•Adjusted EBITDA and Adjusted EBITDA margin: We define Adjusted EBITDA as earnings adjusted for income taxes, interest expense (income), net, other financing income, pension expense other than service cost, restructuring, M&A related costs and depreciation and amortization, including acquisition related depreciation and amortization. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations	$3.4	$30.7	$(169.6)	$53.4
Income tax provision (benefit)	7.9	(3.3)	(38.3)	4.8
Interest expense (income), net	29.0	(1.6)	70.0	(4.4)
Other financing (income) (1)	(3.0)	—	(5.0)	—
Loss on investment	10.6	—	10.6	—
Pension expense, other than service cost (2)	0.2	1.0	147.0	2.0
Restructuring related costs (3)	5.6	0.2	16.2	1.3
M&A related costs (4)	20.0	14.5	94.4	19.7
Depreciation and amortization (5)	82.5	22.2	143.1	44.3
Adjusted EBITDA from continuing operations	$156.2	$63.7	$268.4	$121.1
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
(4) M&A related costs for the three and six months ended June 30, 2025, respectively, include advisory and transaction related costs for both potential and completed M&A transactions and strategy of $4.6 million and $57.7 million, amortization of inventory step-up from business combinations of $9.3 million and $19.9 million, and integration costs of $6.1 million and $16.8 million. M&A related costs are excluded as they are generally short-term in nature and turn over quickly or are not part of the ongoing operations of our underlying business.
(5) Depreciation and amortization, including the acquisition related amortization and depreciation expense, is excluded to determine Adjusted EBITDA.

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Income (loss) from continuing operations	$3.4	$30.7	$(169.6)	$53.4

Non-GAAP adjustments
Restructuring related costs	5.6	0.2	16.2	1.3
M&A related cost	20.0	14.5	94.4	19.7
Loss on investment	10.6	—	10.6	—
Amortization of bridge financing debt issuance cost	—	1.2	12.4	1.2
Acquisition related amortization and depreciation	58.3	11.1	99.9	22.2
Impact on tax provision from Non-GAAP adjustments(1)	(20.2)	(6.8)	(51.3)	(11.1)
Recognition of non-cash pension plan related settlement costs	—	—	146.9	—
Impact on tax provision from non-cash pension plan related settlement costs	—	—	(37.1)	—
Deferred tax benefit related to an internal reorganization	—	(8.8)	—	(8.8)
Discrete tax adjustment from M&A activity	—	—	5.4	—
Adjusted income from continuing operations	$77.7	$42.1	$127.8	$77.9

Income (loss) from continuing operations	$3.4	$30.7	$(169.6)	$53.4
Total shares and dilutive securities	52.2	32.2	51.9	32.2
Diluted earnings per share from continuing operations	$0.07	$0.95	$(3.27)	$1.66

Adjusted income from continuing operations	$77.7	$42.1	$127.8	$77.9
Total shares and dilutive securities	52.2	32.2	52.0	32.2
Adjusted diluted earnings per share from continuing operations	$1.49	$1.31	$2.46	$2.42
(1) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the quarters ended June 30, 2025 and 2024, respectively.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
(in millions)	2025	2024
Cash provided by continuing operating activities	$136.6	$32.0
Less: capital expenditures	38.5	21.0
Plus: proceeds from sale of fixed assets	4.5	0.9
Plus: pension contributions	3.2	1.6
Free cash flow (FCF)	$105.8	$13.5

Free cash flow during the six months ended June 30, 2025 was $105.8 million, which includes payment for acquisition costs of the Marel Transaction of approximately $100 million, representing a $92.3 million increase compared to the same period in 2024.

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

In the first quarter of 2025, the Company implemented the JBT Marel 2025 Integration restructuring plan to achieve a portion of its synergy targets identified as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan included streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of JBT Marel. The total estimated cost in connection with this plan is in the range of approximately $25.0 million to $30.0 million. The Company recognized restructuring charges of $16.7 million, net of a cumulative release of the related liability of $0.1 million through June 30, 2025, and expects to recognize the remaining costs by the end of 2026.

The following table details the cumulative amount of annualized savings and incremental savings for the JBT Marel 2025 Integration restructuring plan:

	Cumulative Amount	Incremental Amount		Cumulative Amount
(In millions)	As of December 31, 2024	During the quarter ended March 31, 2025	During the quarter ended June 30, 2025	As of June 30, 2025
Cost of sales	$—	$—	$0.8	$0.8
Selling, general and administrative	—	2.0	4.3	6.3
Total restructuring savings	$—	$2.0	$5.1	$7.1

Cumulative cost savings for the JBT Marel 2025 Integration restructuring plan are expected to be between $50.0 million and $60.0 million. Savings expected to be realized during the remainder of 2025 are approximately $15.0 million.

For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, our revolving credit facility, and our cash and cash equivalents on hand. In connection with the Marel Transaction, we drew an additional $604 million from our existing revolving credit facility on December 30, 2024. On January 2, 2025, we secured takeout financing comprised of the amended and restated 5-year, $1.8 billion revolving credit facility and $900 million in the Senior Secured Term Loan B ("Term Loan B"). The takeout financing resulted in the carryforward of the initial $604 million borrowing from our existing revolving credit facility and additional borrowings of $900 million drawn from the Term Loan B and $18.6 million from the amended revolving credit facility to fund the Marel Transaction, subsequent acquisition of the non-controlling interest of Marel, and related expenditures.

On January 2, 2025, we closed the Marel Transaction by acquiring approximately 97.5% of Marel's issued and outstanding equity interests. On February 4, 2025, we acquired the remaining 2.5% of Marel's issued and outstanding equity interests ("Squeeze out"). Upon the closing of the Marel Transaction on January 2, 2025 and the Squeeze out on February 4, 2025, we used available cash and additional borrowings from the takeout financing to fund $983.7 million of cash consideration paid to the Marel shareholders, $867.8 million for repayment of Marel's debt, $111.4 million for transaction related expenses, and $16.1 million for debt issuance costs.

For the six months ended June 30, 2025, we had total operating cash flows from continuing operations of $136.6 million. For full year 2025, we expect to generate positive cash flows. Our liquidity as of June 30, 2025, or cash plus borrowing ability under our existing revolving credit facilities, was $1.3 billion. The takeout financing includes a leverage holiday that permits a maximum secured leverage ratio of 5.0x for the initial 12-months after the Marel Transaction close date and a total leverage ratio of 5.75x.

Our liquidity is available for repayment of the Notes and to support the integration of JBT and Marel and our other capital allocation priorities. Based on our current capital allocation objectives, we anticipate capital expenditures to be between $85 million and $95 million during 2025. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. During 2025, we also expect to incur integration costs and other synergy-related costs in the range of $45 million to $55 million related to the acquisition of Marel.

Additionally, the cash flows generated by our continuing operations are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt interest and repayments, dividends, and other financing arrangements.

As of June 30, 2025, we had $111.8 million of cash and cash equivalents, $24.9 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Cash Flows

Cash flows for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(In millions)	2025	2024
Cash provided by continuing operating activities	$136.6	$32.0
Cash required by continuing investing activities	(1,780.1)	(22.7)
Cash provided (required) by continuing financing activities	543.4	(16.4)
Effect of foreign exchange rate changes on cash and cash equivalents	1.7	(1.8)
Net decrease in cash from continuing operations	$(1,098.4)	$(8.9)

Cash provided by continuing operating activities during the six months ended June 30, 2025 was $136.6 million, representing a $104.6 million increase compared to the same period in 2024. This increase was driven primarily by higher collections of customer advanced payments and trade receivables and lower payments of accounts payable, partially offset by higher purchases of inventory during the period.

Cash required by investing activities was $1,780.1 million during the six months ended June 30, 2025, compared to cash required of $22.7 million during the same period in 2024. The cash outflow during the period was primarily due to the acquisition of Marel.

Cash provided by financing activities was $543.4 million during the six months ended June 30, 2025, compared to cash required of $16.4 million during the same period in 2024. The cash inflows during the period were the result of the draw on the revolving credit facility and funding of the Term Loan B, partially offset by the payment of debt issuance costs related to the Second A&R Credit Agreement.

Financing Arrangements

As of June 30, 2025, we had $638.2 million drawn on and $1.2 billion of availability under the revolving credit facility.

Our Second A&R Credit Agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of June 30, 2025, we were in compliance with all covenants in the Second A&R Credit Agreement. We expect to remain in compliance with all covenants.

On January 2, 2025, we executed takeout financing consisting of an amended and restated 5-year, $1.8 billion revolving credit facility and a 7-year, $900 million senior secured term loan B. The amended revolving credit facility retained the same pricing grid as our previous revolving credit facility. The Term Loan B provides for secured pricing of SOFR plus 225 basis points. This pricing structure will step down to SOFR plus 200 basis points once leverage, as defined in the Second A&R Credit Agreement, is below 3.25x. During the second quarter of 2025, we achieved leverage below 3.25x and the pricing structure of SOFR plus 200 basis points will go into effect during the third quarter of 2025.

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

For additional information about our Notes, convertible note hedge transactions and warrant transactions, refer to Note 6. Debt of the Notes to the Condensed Consolidated Financial Statements.

As of June 30, 2025, a portion of our total gross outstanding debt of $1,939.2 million effectively remained fixed rate debt, with the Notes subject to a fixed rate of 0.25%. Our revolving credit facility and Term Loan B are subject to floating, or market rates, in addition to a premium charged for their respective credit spreads. Approximately $1,536.0 million or 79% of the total debt balance as of June 30, 2025 was variable rate debt and subject to floating rates.

On January 3, 2025, we entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B debt drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $698.3 million and synthetically swapped an average SOFR interest rate of 4.32% with an average EURIBOR rate of 2.44% for the six months ended June 30, 2025, to hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding credit spread, by our euro-functional entity.

CRITICAL ACCOUNTING ESTIMATES

Other than discussed below, there have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2025. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates.

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

Foreign Currency Exchange Rate Risk

In January 2025, we entered into five cross-currency swaps related to the portion of the U.S. dollar denominated Term Loan B drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $698.3 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding credit spread, by our euro-functional entity. The aggregate fair value of these swaps was a liability position of $119.4 million at June 30, 2025. We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates underlying these swaps. A hypothetical 10% adverse movement in the currency exchange rates underlying these swaps from the market rate at June 30, 2025 would have resulted in a loss in value of the swaps by $66.2 million.

In June 2025, the Company entered into a series of cross currency swaps with an aggregate notional amount of $578 million (€500 million) to hedge the currency exchange component of our net investments in certain of our foreign subsidiaries. The aggregate fair value of these swaps was in a liability position of $12.4 million at June 30, 2025. We use a sensitivity analysis to measure the impact of an immediate 10% movement in the foreign currency exchange rates underlying these swaps. A hypothetical adverse movement in the currency exchange rates underlying these swaps from the market rate at June 30, 2025 would have resulted in a loss in value on the swaps by $58.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

The Company completed the acquisition of Marel hf. (“Marel”) on January 2, 2025 in a purchase business combination. As discussed in Securities and Exchange Commission (“SEC”) staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting during the first year after completion of an acquisition. In light of the overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed in internal control over financial reporting. In consideration of the SEC staff guidance, we excluded Marel from our assessment of the effectiveness of disclosure controls and procedures as of June 30, 2025. Marel’s total assets and total revenues excluded from our assessment represented approximately 17% and 52% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the six months ended June 30, 2025.

Material Weaknesses Related to Marel hf.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the acquisition, Marel management identified the following material weaknesses in its internal control over financial reporting, which remained unremediated as of June 30, 2025:

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

While the above material weaknesses have not resulted in a material misstatement to the financial statements, such material weaknesses have resulted in misstatements that are not material to our financial statements as of and for the three months ended March 31, 2025. The above material weaknesses could result in additional misstatements of Marel’s accounts or disclosures, which could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company is in the process of completing remediation activities including designing and implementing controls to address the identified material weaknesses, and is working to implement its internal control structure over the acquired operations. The Company continues the process of reviewing the operations of Marel and may identify additional material weaknesses.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factor below and factors discussed in Item 1A. "Risk Factors" in JBT Marel's Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A. "Risk Factors" in JBT Marel's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

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

As discussed in Item 4. above, prior to the acquisition of Marel, its management identified two material weaknesses in its internal control over financial reporting, which remained unremediated as of June 30, 2025. Specifically, its management identified that 1) Marel did not design and maintain effective information technology general controls for information systems that are relevant to financial reporting. Specifically, Marel did not design and maintain: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately. These IT deficiencies did not result in a material misstatement to the financial statements, however, the deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected, and 2) Marel did not design or maintain effective controls over the recording and review of journal entries for validity, accuracy, and completeness. Specifically, certain key accounting personnel had the ability to prepare and post journal entries without an appropriately designed independent review. This material weakness did not result in a material misstatement to the financial statements; however, it could result in a potential misstatement of Marel's accounts or disclosures that could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. If we experience a delay in successfully remediating any identified control deficiencies, including current or future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we could face difficulty forecasting our financial results accurately, impacting decision-making by investors and analysts; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments’ covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our common stock price may decline.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement," or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 6, 2025