Form 10-Q
period 2025-09-30
JBT Marel Corp
filed 2025-11-04
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2025
Common Stock, par value $0.01 per share	51,971,372

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue	$1,001.3	$453.8	$2,790.2	$1,248.4
Operating expenses:
Cost of sales	641.5	290.2	1,803.7	801.3
Selling, general and administrative expense	222.0	111.6	754.1	325.7
Research and development	28.7	5.4	93.2	17.6
Restructuring expense	7.0	(0.2)	22.1	1.1
Operating income	102.1	46.8	117.1	102.7
Pension expense, other than service cost	0.2	1.0	147.2	3.0
Loss on investment	—	—	10.6	—
Other (income)	(3.1)	—	(8.1)	—
Interest (income)	(3.4)	(5.9)	(7.6)	(17.3)
Interest expense	24.7	4.1	98.9	11.1
Income (loss) from continuing operations before income taxes	83.7	47.6	(123.9)	105.9
Income tax provision (benefit)	17.1	9.5	(21.2)	14.3
Equity in net earnings of unconsolidated affiliate	0.2	—	(0.1)	(0.1)
Income (loss) from continuing operations	66.8	38.1	(102.8)	91.5
(Loss) income from discontinued operations, net of taxes	(0.8)	0.8	(0.8)	0.9
Net income (loss)	$66.0	$38.9	$(103.6)	$92.4

Basic earnings (loss) per share from:
Continuing operations	$1.28	$1.19	$(1.98)	$2.86
Discontinued operations	(0.02)	0.03	(0.02)	0.03
Net income (loss)	$1.26	$1.22	$(2.00)	$2.89
Diluted earnings (loss) per share from:
Continuing operations	$1.28	$1.18	$(1.98)	$2.84
Discontinued operations	(0.02)	0.03	(0.02)	0.03
Net income (loss)	$1.26	$1.21	$(2.00)	$2.87

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net (loss) income	$66.0	$38.9	$(103.6)	$92.4
Other comprehensive income, net of taxes
Foreign currency translation adjustments	(6.0)	28.8	416.6	7.8
Pension and other postretirement benefits adjustments	—	1.0	112.1	2.6
Derivatives designated as hedges	3.0	(2.8)	(20.3)	(5.4)
Other comprehensive income	(3.0)	27.0	508.4	5.0
Comprehensive income	$63.0	$65.9	$404.8	$97.4

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except per share data and number of shares)	September 30, 2025	December 31, 2024
Assets:
Current Assets:
Cash and cash equivalents	$114.9	$1,228.4
Restricted cash	18.4	—
Trade receivables, net of allowances	434.6	239.7
Contract assets	107.5	95.4
Inventories	669.4	233.1
Other current assets	195.1	66.7
Total current assets	1,539.9	1,863.3
Property, plant and equipment, net of accumulated depreciation of $378.0 and $320.4, respectively	798.9	233.7
Goodwill	3,419.2	769.1
Intangible assets, net	2,163.3	340.9
Other assets	278.1	206.8
Total Assets	$8,199.4	$3,413.8

Liabilities and Stockholders' Equity:
Current Liabilities:
Short-term debt	$411.4	$—
Accounts payable, trade and other	300.5	131.0
Advance and progress payments	499.4	194.1
Accrued payroll	164.3	55.3
Other current liabilities	273.5	155.1
Total current liabilities	1,649.1	535.5
Long-term debt	1,495.3	1,252.1
Accrued pension and other postretirement benefits, less current portion	17.4	19.3
Deferred tax liabilities	383.0	22.1
Other liabilities	233.8	40.6
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2025 or 2024	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2025: 51,970,533 issued and outstanding; December 31, 2024: 31,861,680 issued and 31,843,794 outstanding	0.5	0.3
Common stock held in treasury, at cost September 30, 2025: 0 shares; December 31, 2024: 17,886 shares	—	(1.8)
Additional paid-in capital	2,719.5	234.3
Retained earnings	1,416.9	1,535.9
Accumulated other comprehensive gain (loss)	283.9	(224.5)
Total stockholders' equity	4,420.8	1,544.2
Total Liabilities and Stockholders' Equity	$8,199.4	$3,413.8

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash flows from continuing operating activities:
Net (loss) income	$(103.6)	$92.4
(Loss) income from discontinued operations, net of taxes	(0.8)	0.9
(Loss) income from continuing operations	(102.8)	91.5
Adjustments to reconcile (loss) income from continuing operations to cash provided by continuing operating activities:
Depreciation and amortization	198.5	66.5
Stock-based compensation	17.1	11.4
Pension and other post-retirement benefits expense	148.2	4.0
Other	52.1	5.3
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	31.5	(47.4)
Inventories	(68.6)	(16.6)
Accounts payable, trade and other	23.0	9.7
Advance and progress payments	2.6	(10.5)
Accrued pension and other post-retirement benefits, net	(3.9)	(2.3)
Other assets and liabilities, net	(73.4)	(7.7)
Cash provided by continuing operating activities	224.3	103.9
Cash flows from continuing investing activities:
Acquisitions, net of cash acquired	(1,746.0)	—
Payments related to discontinued operations	(0.1)	(4.8)
Capital expenditures	(69.7)	(27.9)
Proceeds from disposal of assets	4.5	0.9
Cash required by continuing investing activities	(1,811.3)	(31.8)
Cash flows from continuing financing activities:
Net proceeds on short-term debt	1.2	—
Repayment of domestic credit facility	(2,189.9)	—
Proceeds from domestic credit facility, net of debt issuance costs	1,360.9	—
Proceeds from Term Loan B, net of debt issuance costs	896.9	—
Repayment of Term Loan B	(4.5)	—
Proceeds from issuance of 2030 convertible senior notes, net of debt issuance costs	559.4	—
Purchase of convertible bond hedge	(78.8)	—
Proceeds from sale of warrants	51.1	—
Payment of other debt issuance costs related to the Marel Transaction	(13.4)	(9.9)
Acquisition of noncontrolling interest of Marel	(24.4)	—
Settlement of taxes withheld on stock-based compensation awards	(8.0)	(2.9)
Settlement of deal contingent hedge	(42.5)	—
Dividends	(15.7)	(9.6)
Other	(1.4)	(0.7)
Cash provided (required) by continuing financing activities	490.9	(23.1)
Net (decrease) increase in cash from continuing operations	(1,096.1)	49.0
Cash flows from discontinued operations:
Cash provided by operating activities of discontinued operations, net	—	0.8
Net cash provided by discontinued operations	—	0.8
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1.0	1.4
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,095.1)	51.2
Cash, cash equivalents, and restricted cash from continuing operations, beginning of period	1,228.4	483.3
Add: Cash, cash equivalents and restricted cash from discontinued operations, beginning of period	—	—
Add: Net decrease in cash, cash equivalents and restricted cash	(1,095.1)	51.2
Less: Cash, cash equivalents and restricted cash from discontinued operations, end of period	—	—
Cash, cash equivalents and restricted cash from continuing operations, end of period	$133.3	$534.5

	Nine Months Ended September 30,
(In millions)	2025	2024
Supplemental cash flow information for continuing operations:
Non-cash investing in capital expenditures, accrued but not paid	$2.9	$0.2

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$114.9	$534.5
Restricted cash	18.4	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$133.3	$534.5

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2025	$0.5	$—	$2,731.3	$1,356.2	$286.9	$4,374.9
Net income	—	—	—	66.0	—	66.0
Common stock cash dividends, $0.10 per share	—	—	—	(5.3)	—	(5.3)
Foreign currency translation adjustments, net of income taxes of $5.2	—	—	—	—	(6.0)	(6.0)
Derivatives designated as hedges, net of income taxes of $(1.0)	—	—	—	—	3.0	3.0
Proceeds from sale of warrants	—	—	51.1	—	—	51.1
Purchase of convertible bond hedge, net of income tax of $26.9	—	—	(78.7)	—	—	(78.7)
Stock-based compensation expense	—	—	7.8	—	—	7.8
Taxes withheld on issuance of stock-based awards	—	—	(0.1)	—	—	(0.1)
Other	—	—	8.1	—	—	8.1
Balance at September 30, 2025	$0.5	$—	$2,719.5	$1,416.9	$283.9	$4,420.8

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2024	$0.3	$(1.8)	$234.3	$1,535.9	$(224.5)	$1,544.2
Net loss	—	—	—	(103.6)	—	(103.6)
Issuance of common stock	0.2	—	2,497.6	—	—	2,497.8
Issuance of treasury stock	—	1.8	(1.8)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(15.6)	—	(15.6)
Foreign currency translation adjustments, net of income taxes of $8.3	—	—	—	—	416.6	416.6
Derivatives designated as hedges, net of income taxes of $7.2	—	—	—	—	(20.3)	(20.3)
Pension and other postretirement liability adjustments, net of income taxes of $(37.9)	—	—	—	—	112.1	112.1
Proceeds from sale of warrants	—	—	51.1	—	—	51.1
Purchase of convertible bond hedge, net of income tax of $26.9	—	—	(78.7)	—	—	(78.7)
Stock-based compensation expense	—	—	17.1	—	—	17.1
Taxes withheld on issuance of stock-based awards	—	—	(8.2)	—	—	(8.2)
Other	—	—	8.1	0.2	—	8.3
Balance at September 30, 2025	$0.5	$—	$2,719.5	$1,416.9	$283.9	$4,420.8

	Three Months Ended September 30, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2024	$0.3	$(2.2)	$227.9	$1,510.6	$(217.8)	$1,518.8
Net income	—	—	—	38.9	—	38.9
Issuance of treasury stock	—	0.1	(0.1)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(3.2)	—	(3.2)
Foreign currency translation adjustments	—	—	—	—	28.8	28.8
Derivatives designated as hedges, net of income taxes of $0.9	—	—	—	—	(2.8)	(2.8)
Pension and other postretirement liability adjustments, net of income taxes of $(0.3)	—	—	—	—	1.0	1.0
Stock-based compensation expense	—	—	3.6	—	—	3.6
Balance at September 30, 2024	$0.3	$(2.1)	$231.4	$1,546.3	$(190.8)	$1,585.1

	Nine Months Ended September 30, 2024
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2023	$0.3	$(7.1)	$227.9	$1,463.6	$(195.8)	$1,488.9
Net income	—	—	—	92.4	—	92.4
Issuance of treasury stock	—	5.0	(5.0)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(9.7)	—	(9.7)
Foreign currency translation adjustments	—	—	—	—	7.8	7.8
Derivatives designated as hedges, net of income taxes of $1.8	—	—	—	—	(5.4)	(5.4)
Pension and other postretirement liability adjustments, net of income taxes of $(1.0)	—	—	—	—	2.6	2.6
Stock-based compensation expense	—	—	11.4	—	—	11.4
Taxes withheld on issuance of stock-based awards	—	—	(2.9)	—	—	(2.9)
Balance at September 30, 2024	$0.3	$(2.1)	$231.4	$1,546.3	$(190.8)	$1,585.1

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

Revision of Previously Issued Financial Statements

During the quarter ended September 30, 2025, the Company identified and corrected certain errors relating to the presentation of its Statements of Cash Flows specific to financing activities. The Company improperly reported revolving credit facility cash activity on a net basis, resulting in an understatement of gross repayments and borrowings for the revolving credit facility for the periods ending June 30 and March 31, 2025 as detailed below. Additionally, the Company improperly reported the current portion of the proceeds from Term Loan B as proceeds from the revolving credit facility, understating the proceeds from Term Loan B, net of debt issuance costs, for the periods ending March 31 and June 30, 2025, by the amounts noted below.

(In millions)	Six months ended June 30, 2025
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Repayment of domestic credit facility	$(852.5)	(515.1)	$(1,367.6)
Proceeds from domestic credit facility, net of debt issuance costs	$—	1,113.7	$1,113.7
Net proceeds from domestic credit facility, net of debt issuance costs	$606.0	(606.0)	$—
Proceeds from Term Loan B, net of debt issuance costs	$890.4	7.4	$897.8
Cash provided (required) by continuing financing activities	$543.4	—	$543.4

(In millions)	Three months ended March 31, 2025
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Repayment of domestic credit facility	$(852.5)	(248.0)	$(1,100.5)
Proceeds from domestic credit facility, net of debt issuance costs	$—	905.5	$905.5
Net proceeds from domestic credit facility, net of debt issuance costs	$664.9	(664.9)	$—
Proceeds from Term Loan B, net of debt issuance costs	$890.4	7.4	$897.8
Cash provided (required) by continuing financing activities	$621.4	—	$621.4

The cash flows presented for all periods during 2024 were properly stated. Management determined these errors did not have any impact on the total net cash provided (required) by continuing financing activities line on the Statement of Cash Flows for any of the revised periods, and were not material to the Company’s financial statements for the periods impacted.

Basis of Presentation

In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. Certain amounts for the three- and nine-month periods ending on September 30, 2024 on the Condensed Consolidated Statements of Income have been combined to conform to the September 30, 2025 presentation.

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

Strategic Acquisition of Marel hf.

On January 2, 2025, the Company completed the previously announced acquisition of Marel hf., subsequently renamed JBT Marel ehf. (“Marel”). Refer to Note 2. Acquisitions for additional information on the acquisition of Marel.

Business Segments

Following the acquisition of Marel on January 2, 2025, the Company determined that it had two reportable segments: the legacy pre-acquisition operations of the Company (“JBT”) and the acquired entity of Marel. The JBT segment provides comprehensive solutions throughout the food production value chain for a variety of food and beverage groups, in addition to providing automated guided vehicle systems. The Marel segment provides advanced processing equipment, systems, software, and services, primarily for the poultry, meat, and fish industries, as well as processing solutions for pet food, plant-based proteins and aqua feed.

During the fourth quarter of 2025, the Company plans to realign its reportable segments to better reflect the continued integration of the Company’s operating model. Refer to Note 14. Business Segment Information for additional information.

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

Income Taxes

On July 4, 2025, the United States Congress reconciliation bill commonly referred to as the One Big Beautiful Bill Act (“OBBB”) was signed into law. The Company does not expect any material changes to its financial position, operations, or existing liabilities from the enactment of OBBB. However, given the scope of the legislation and pending implementation guidance, the ultimate impact remains uncertain.The largest impact that the Company currently expects from the tax law changes included in OBBB is a reduction in U.S. research and development credits for 2025 and future years. The expected impact on the Company in 2025 is a reduction in U.S. research and development credits of $1.0 million. The Company will continue to evaluate current and future period effects of the OBBB as additional information becomes available.

The Organization for Economic Co-operation and Development established a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar Two), with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025, depending on the jurisdiction. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which the Company operates have enacted legislation, and other countries are in the process of introducing legislation, to implement Pillar Two. Pillar Two did not have a material impact on the Company's effective tax rate, consolidated results of operations, financial position, or cash flows for the nine months ended September 30, 2025.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes - Improvements to Income Tax Disclosures (“ASU 2023-09”), which amends Topic 740, Income Taxes. ASU 2023-09 improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for the Company for the fiscal year beginning January 1, 2025, and for interim periods beginning on and after January 1, 2026, and will be applied on a prospective basis. The Company expects ASU 2023-09 to impact its disclosures only.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), that requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and will be applied prospectively, with the option to apply retrospectively. The Company is evaluating the impact of adopting this standard and currently expects ASU 2024-03 to impact its disclosures only.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The standard will be effective for the fiscal year beginning January 1, 2026 and for interim periods beginning on and after January 1, 2026, with early adoption permitted. The Company is evaluating the impact of ASU 2025-05 on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). The amendment modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introduces a more judgment-based approach. ASU 2025-06 will be effective for the fiscal year beginning January 1, 2028, and for interim periods beginning in that fiscal year, with early adoption permitted as of the beginning of a fiscal year. The standard may be applied prospectively, retrospectively, or through a modified prospective transition method. The Company is in the process of evaluating the impact of ASU 2025-06 on its financial statements.

NOTE 2. ACQUISITIONS

On January 2, 2025, the Company acquired 97.5% of the equity interests of Marel hf. (“Marel”), a public limited liability company incorporated under the laws of Iceland, for $4,182.3 million, which is net of cash acquired of $90.0 million (the “Marel Transaction”). Marel is a global provider of advanced processing equipment, systems, software and services, primarily for the poultry, meat, and fish industries, as well as a provider of processing solutions for pet food, plant-based proteins and aqua feed, with a presence in over 30 countries. The purpose of the acquisition of Marel was to create a leading and diversified global food and beverage technology solutions provider by bringing together two renowned companies with complementary product portfolios, highly respected brands, and cutting-edge technology to enable global customers to more efficiently access industry leading technology worldwide.

As part of the Marel Transaction, the Company settled Marel's outstanding debt of $867.8 million. In addition, the Company amended its existing credit facility in conjunction with the acquisition. The Second Amended and Restated Credit Agreement provides for a $1.8 billion revolving credit facility, which matures on January 2, 2030, and a $900.0 million Senior Secured Term Loan B, which matures on January 2, 2032. The proceeds from these facilities were used to fund the cash consideration for the acquisition and to settle the outstanding debt of Marel at the acquisition date.

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

Marel had revenue of $1,462.0 million and generated operating income of $70.8 million for the period from the acquisition date through September 30, 2025.

Acquisition-related transaction costs totaling $58.2 million were recorded as Selling, general and administrative expense in the Condensed Consolidated Statements of Income during the nine months ended September 30, 2025.

The Company continues to make progress on its completion of the purchase accounting for Marel. The purchase accounting is provisional as the valuation of certain intangible and long-term assets, inventory, customer-related balances, accounts payable, other assets and liabilities, income tax balances, and residual goodwill related to this acquisition is not complete. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is obtained within the measurement period (not to exceed 12 months from the acquisition date).

The following table summarizes the provisional fair values recorded for the assets acquired and liabilities assumed for Marel:

(In millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments(1)	Provisional Purchase Price Allocation
Financial assets	$401.8	$(7.8)	$394.0
Inventories	344.4	2.9	347.3
Property, plant and equipment	492.6	60.5	553.1
Right-of-use assets	42.3	(5.1)	37.2
Customer relationship	1,570.0	(410.0)	1,160.0
Patents and acquired technology	410.0	(40.0)	370.0
Trademarks	260.0	(30.0)	230.0
Deferred taxes	(514.9)	121.8	(393.1)
Financial liabilities	(630.0)	(20.3)	(650.3)
Total identifiable net assets	$2,376.2	$(328.0)	$2,048.2

Purchase consideration	$4,272.3	$—	$4,272.3

Noncontrolling interest(2)	$86.0	$—	$86.0

Goodwill(3)	$1,982.1	$328.0	$2,310.1
(1) During the quarters ended June 30, 2025 and September 30, 2025, the Company recorded measurement period adjustments to the purchase price allocation as it continues to obtain information and complete its valuation of certain assets and liabilities. The impact of these adjustments was reflected as a net increase in goodwill. Adjustments to the fair values of inventories, property, plant and equipment, and acquired intangible assets during the measurement period would have resulted in higher amortization expense by $1.6 million and lower amortization expense by $6.6 million during the quarters ended March 31, 2025 and June 30, 2025, respectively.
(2) The Company acquired 97.5% of the equity interests of Marel and recognized a non-controlling interest in Marel on the acquisition date. The non-controlling interest was recognized at fair value, which was estimated based upon the trading price of the Company’s common stock on the acquisition date and the types of consideration that non-controlling interest holders were eligible to receive. The Company subsequently acquired the remaining 2.5% of Marel’s equity interests, as described below.

The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The intangible assets acquired have estimated useful lives of 16 years for customer relationships, 21 years for patents and acquired technology, and 26 years for trademarks.

The allocation of the purchase price presented above was based on management's preliminary estimate of the fair values of the acquired assets and assumed liabilities using valuation techniques including the income, market, and cost approaches.

Pro forma financial information (unaudited)

The following information reflects the results of the Company’s operations for the three and nine months ended September 30, 2025 and 2024 on a pro forma basis as if the acquisition of Marel had been completed on January 1, 2024. Pro forma adjustments have been made to illustrate the impact of incremental non-recurring acquisition-related costs totaling $63.6 million, and the incremental impact on earnings of interest costs on the borrowings to acquire the company, amortization expense related to acquired intangible assets, depreciation expense related to the fair value of the acquired depreciable tangible assets, and the related tax impact associated with these adjustments.

	For the three months ended September 30,		For the nine months ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Revenue
Pro forma	$1,001.3	$907.9	$2,790.2	$2,597.6
Income from continuing operations
Pro forma	$66.6	$35.8	$(42.5)	$(52.8)

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

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	JBT	Marel	Total
Balance as of December 31, 2024	$769.1	$—	$769.1
Acquisitions	—	2,310.1	2,310.1
Currency translation	23.2	316.8	340.0
Balance as of September 30, 2025	$792.3	$2,626.9	$3,419.2

Intangible assets consisted of the following:

	September 30, 2025		December 31, 2024
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$1,692.1	$257.2	$421.3	$170.6
Patents and acquired technology	590.4	156.2	169.8	123.1
Trademarks	313.6	30.3	53.2	20.0
Non-amortizing intangible assets	10.7	—	10.3	—
Other	10.9	10.7	8.6	8.6
Total intangible assets	$2,617.7	$454.4	$663.2	$322.3

Intangible asset amortization expense was $26.3 million and $11.0 million for the three months ended September 30, 2025 and 2024, respectively, and was $113.0 million and $33.2 million for the nine months ended September 30, 2025 and 2024, respectively. Annual amortization expense for intangible assets is estimated to be $141.0 million in 2025, $139.2 million in 2026, $135.3 million in 2027, $133.2 million in 2028, and $129.7 million in 2029.

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2025	December 31, 2024
Raw materials	$223.3	$37.3
Work in process	90.1	50.2
Finished goods	384.3	164.9
Gross inventories before valuation adjustments	697.7	252.4
Valuation adjustments	(28.3)	(19.3)
Net inventories	$669.4	$233.1

NOTE 5. PENSION

Components of net periodic benefit cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Service cost	$0.4	$0.3	$1.0	$0.9
Interest cost	0.5	3.1	1.5	9.3
Expected return on plan assets	(0.3)	(3.4)	(1.2)	(10.3)
Amortization of net actuarial losses	—	1.3	—	4.0
Settlement charge recognized	—	—	146.9	—
Net periodic cost	$0.6	$1.3	$148.2	$3.9

During the nine months ended September 30, 2025, the Company made contributions of $4.0 million to its pension plans and expects to contribute $5.4 million in 2025.

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

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	September 30, 2025	December 31, 2024
Revolving credit facility (1)	January 2, 2030	$62.7	$854.0
Less: unamortized debt issuance costs		(0.3)	(1.3)
Revolving credit facility, net		62.4	852.7

Senior Secured Term Loan B (2)	January 2, 2032	895.5	—
Less: unamortized debt issuance costs		(13.3)	—
Senior Secured Term Loan B, net		882.2	—

2030 Convertible senior notes (3)	September 15, 2030	575.0	—
Less: unamortized debt issuance costs		(15.3)	—
Convertible senior notes, net		559.7	—

2026 Convertible senior notes (4)	May 15, 2026	402.5	402.5
Less: unamortized debt issuance costs		(1.4)	(3.1)
Convertible senior notes, net		401.1	399.4

Total debt, including current portion		1,905.4	1,252.1
Less: current portion of debt		410.1	—
Long-term debt, net		$1,495.3	$1,252.1
(1) Weighted-average interest rate at September 30, 2025 was 4.15%.
(2) Effective interest rate at September 30, 2025 was 5.91%.
(3) Effective interest rate for the 2030 Notes (as defined below) for the quarter ended September 30, 2025 was 0.93%.
(4) Effective interest rate for the 2026 Notes (as defined below) for the quarter ended September 30, 2025 was 0.82%.

The Company had access to short-term financing of $62.5 million and $8.0 million as of September 30, 2025 and December 31, 2024, respectively.

Components of interest expense recognized for the Senior Secured Term Loan B (the “Term Loan B”), the 0.375% Convertible Senior Notes due 2030 (the “2030 Notes”), and the 0.25% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2030 Notes, the “Notes”) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Contractual interest expense, Term Loan B	$14.2	$—	$43.8	$—
Interest cost related to amortization of issuance costs, Term Loan B	0.5	—	1.5	—
Total interest expense, Term Loan B	$14.7	$—	$45.3	$—
Contractual interest expense, the Notes	$0.4	$0.3	$0.9	$0.8
Interest cost related to amortization of issuance costs, the Notes	0.8	0.6	1.9	1.7
Total interest expense, the Notes	$1.2	$0.9	$2.8	$2.5

Five-year Revolving Credit Facility

On January 2, 2025, the Company executed the Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”), which provides for a $1.8 billion revolving credit facility that matures on January 2, 2030; provided that if (1) any of the Company's 2026 Notes remain outstanding on the date that is 91 days prior to the maturity date of the 2026 Notes (the “Springing Maturity Date”), (2) the aggregate principal amount of the 2026 Notes outstanding on such date exceeds $100 million and (3) the sum of the aggregate availability under the revolving credit facility on such date plus the aggregate amount of unrestricted cash of the Company and its subsidiaries on such date is less than $600 million, then the maturity date with respect to the revolving credit facility shall be the Springing Maturity Date.

Under the Second A&R Credit Agreement, the Company is subject to a maximum Secured Net Leverage Ratio (as defined in the Second A&R Credit Agreement) for the first 12 months after the closing of the Marel Transaction of 5.00 to 1.00, stepping down to 4.00 to 1.00 at 12 months after the closing of the Marel Transaction and further stepping down to 3.50 to 1.00 at 18 months after the closing of the Marel Transaction. Among other things, the Second A&R Credit Agreement allows the Company the option to temporarily increase the maximum allowable Secured Net Leverage Ratio to 4.00 to 1.00 following the completion of a permitted acquisition, or a series of permitted acquisitions within a 12-month period (other than the Marel Transaction), having aggregate consideration in excess of $100 million (the “Leverage Ratio Increase Option”). If exercised, the Leverage Ratio Increase Option will remain in effect for four consecutive fiscal quarters (beginning with the quarter in which the permitted acquisition, or the last permitted acquisition in a series of permitted acquisitions for aggregate consideration in excess of $100 million, is consummated), unless revoked earlier by the Company.

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

On September 3, 2025, the “Company” entered into the Second Amendment to the Second A&R Credit Agreement (the “Second Amendment”) in order to reduce the pricing applicable to the revolving credit facility. Under the Second Amendment, revolving loans bear interest, at the Company's option, at (1) SOFR (subject to a floor rate of zero), or (2) an alternate base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5%, or SOFR (subject to a floor rate of zero) plus 1.0%), plus, in each case, a margin dependent on the leverage ratio.

Senior Secured Term Loan B

On January 2, 2025, the Company entered into a $900 million Senior Secured Term Loan B under the Second A&R Credit Agreement (the “Term Loan B”), which matures on January 2, 2032. The Company is required to make quarterly principal repayments equal to 0.25% of the initial Term Loan B.

On August 20, 2025, the Company entered into the First Amendment to the Second A&R Credit Agreement (the “First Amendment”), in order to reduce the pricing applicable to the Term Loan B. Borrowings under the Term Loan B bear interest at the greater of (1) SOFR (subject to a floor rate of zero) or (2) a floor of 0%, plus an applicable margin of 1.75%.

2030 Convertible Senior Notes

On September 9, 2025, the Company closed a private offering of $575.0 million aggregate principal amount of the Company's 0.375% Convertible Senior Notes due 2030 to qualified institutional buyers, resulting in net proceeds of approximately $562.5 million after deducting initial purchasers' discounts. Interest on the 2030 Notes will accrue from September 9, 2025 and is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2026, at a rate of 0.375% per year. The 2030 Notes will mature on September 15, 2030 unless earlier converted, redeemed or repurchased. No sinking fund is provided for the 2030 Notes.

The initial conversion rate of the 2030 Notes is 5.3258 shares of the Company's common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $187.77 per share. The conversion rate of the 2030 Notes is subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the 2030 Notes (the “Indenture”)) or upon a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder that elects to convert its 2030 Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

On or after September 20, 2028, the Company has the option to redeem for cash all or any portion of the 2030 Notes if the last reported sale price of the Company's common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all the outstanding 2030 Notes, at least $100 million aggregate principal amount of 2030 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

Prior to the close of business on the business day immediately preceding June 15, 2030, the 2030 Notes are convertible at the option of the holders only under the following circumstances:

•during any calendar quarter commencing after the calendar quarter ending on December 31, 2025 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any ten consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of 2030 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day;
•if the Company calls such 2030 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the notes called (or deemed called) for redemption; or
•upon the occurrence of certain corporate events, as specified in the Indenture.

At any time on or after June 15, 2030, holders may convert their 2030 Notes at their option, and in multiples of $1,000 principal amount, without regard to the foregoing circumstances. Upon conversion, the Company will pay cash up to the aggregate principal amount of the 2030 Notes and for the remainder of the Company's conversion obligation in excess of the aggregate principal amount will pay or deliver cash, shares of common stock, or a combination of cash and shares of common stock at the Company's election.

Upon the occurrence of a fundamental change (as defined in the Indenture), subject to certain conditions, the holders of the 2030 Notes may require the Company to repurchase for cash all or any portion of their 2030 Notes in multiples of $1,000 principal amounts, at its repurchase price, plus accrued and unpaid interest to, but excluding the repurchase date.

The 2030 Notes were not convertible during the quarter ended September 30, 2025 and none have been converted to date. Given the average market price of the common stock has not exceeded the exercise price since inception, there is no impact to the diluted earnings per share.

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

The Indenture includes customary terms and covenants, including certain events of default after which the 2030 Notes may become due and payable immediately.

The Company recognized $15.6 million of debt issuance costs associated with the 2030 Notes.

2030 Convertible Note Hedge Transactions

On September 9, 2025, the Company paid an aggregate amount of $105.6 million for convertible note hedge transactions entered into in connection with the issuance of the 2030 Notes (the “2030 Hedge Transactions”). The 2030 Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2030 Notes, approximately 3.1 million shares of the Company's common stock, which is the same number of shares initially underlying the 2030 Notes, at a strike price of $187.77, subject to customary adjustments. The 2030 Hedge Transactions will expire upon the maturity of the 2030 Notes, subject to earlier exercise or termination.

The 2030 Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2030 Notes, in the event that the market price per share of the Company's common stock, as measured under the terms of the 2030 Hedge Transactions, is greater than the 2030 Hedge Transactions strike price of $187.77. The 2030 Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore these transactions are not revalued after their issuance.

The Company made a tax election to integrate the 2030 Notes and the 2030 Hedge Transactions. The accounting impact of this tax election makes the 2030 Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the 2030 Notes, and results in a $26.9 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Condensed Consolidated Balance Sheet as of September 30, 2025.

2026 Convertible Note Hedge Transactions

On May 28, 2021, the Company closed a private offering of $402.5 million aggregate principal amount of the 2026 Notes to qualified institutional buyers. The initial conversion rate of the 2026 Notes is 5.8958 shares of the Company's common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $169.61 per share. The conversion rate of the 2026 Notes is subject to adjustment upon the occurrence of certain specified events.

On May 28, 2021, the Company paid an aggregate amount of $65.6 million for the Convertible Note Hedge Transactions (the “Hedge Transactions”). The Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2026 Notes, approximately 2.4 million shares of the Company's common stock. These are the same number of shares initially underlying the 2026 Notes, at a strike price of $169.61, subject to customary adjustments. The Hedge Transactions will expire upon the maturity of the 2026 Notes, subject to earlier exercise or termination.

The Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of the 2026 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2026 Notes, in the event that the market price per share of the Company's common stock, as measured under the terms of the Hedge Transactions, is greater than the Hedge Transactions strike price of $169.61. The Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore these transactions are not revalued after their issuance.

The Company made a tax election to integrate the 2026 Notes and the Hedge Transactions. The accounting impact of this tax election makes the Hedge Transactions deductible as original issue discount interest for tax purposes over the term of the note, and results in a $17.1 million deferred tax asset recorded as an adjustment to Additional paid-in capital on our Condensed Consolidated Balance Sheet as of September 30, 2025.

Warrant Transactions

During the third quarter of 2025 and the second quarter of 2021, concurrently with entering into the 2030 Hedge Transactions and 2026 Hedge Transactions, the Company separately entered into privately-negotiated warrant transactions (the “2030 Warrant Transactions” and the “2026 Warrant Transactions”, respectively), whereby the Company sold to the counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 3.1 million and 2.4 million shares, respectively, of its common stock at an initial strike price of $283.42 per share and $240.02 per share, respectively. The Company received aggregate proceeds of $51.1 million and $29.5 million from the 2030 Warrant Transactions and the 2026 Warrant Transactions, respectively, with the counterparties, with such proceeds partially offsetting the costs of entering into the 2030 Hedge Transactions and the 2026 Hedge Transactions. The 2030 warrants expire in September 2030 and the 2026 warrants expire in August 2026.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three and nine months ended September 30, 2025 and 2024 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation and Other (1)	Total (1)
Beginning balance, June 30, 2025	$(1.4)	$(21.2)	$309.5	$286.9
Other comprehensive income (loss) before reclassification	—	5.4	(3.0)	2.4
Amounts reclassified from accumulated other comprehensive income	—	(2.4)	(3.0)	(5.4)
Ending balance, September 30, 2025	$(1.4)	$(18.2)	$303.5	$283.9
(1) All amounts are net of income taxes.

Reclassification adjustments for derivatives designated as hedges for the three months ended September 30, 2025 were $3.1 million of benefit in other income, net of $0.7 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended September 30, 2025 were $3.9 million of benefit in interest expense, net of $0.9 million income tax provision.

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

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended September 30, 2024 were $1.3 million of charges to pension expense, other than service cost, net of $0.3 million of benefit in income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $2.8 million of benefit in interest expense, net of $0.7 million income tax provision.

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation and Other (1)	Total (1)
Beginning balance, December 31, 2024	$(113.5)	$2.1	$(113.1)	$(224.5)
Other comprehensive income before reclassification	2.3	(12.5)	419.6	409.4
Amounts reclassified from accumulated other comprehensive income	109.8	(7.8)	(3.0)	99.0
Ending balance, September 30, 2025	$(1.4)	$(18.2)	$303.5	$283.9
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2025 were $146.9 million of charges to pension expense, other than service cost, net of $37.1 million in income tax benefit. Reclassification adjustments for derivatives designated as hedges for the same period were $2.4 million of benefit in interest expense, net of $0.6 million income tax provision and $8.1 million of benefit in other income, net of $2.1 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2025 were $4.0 million of benefit in interest expense, net of $1.0 million income tax provision.

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

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.3 billion in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of September 30, 2025. The Company expects to complete these obligations and recognize revenue in the range of 40% to 50% during 2025, 45% to 55% during 2026, and the remainder after 2026.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
(In millions)	JBT	Marel	JBT
Type of Good or Service
Recurring (1)	$238.8	$249.6	$213.1
Non-recurring (1)	226.0	286.9	240.7
Total	464.8	536.5	453.8

Geographical Region (2)
U.S. and Canada	238.4	146.8	252.6
Europe, Middle East and Africa	138.7	268.1	122.7
Asia Pacific	47.8	51.0	46.1
Latin America	39.9	70.6	32.4
Total	464.8	536.5	453.8

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(In millions)	JBT	Marel	JBT
Type of Good or Service
Recurring (1)	$698.0	$724.4	$613.7
Non-recurring (1)	630.2	737.6	634.7
Total	1,328.2	1,462.0	1,248.4

Geographical Region (2)
U.S. and Canada	696.8	416.9	708.2
Europe, Middle East and Africa	403.6	712.4	332.1
Asia Pacific	120.1	156.3	116.5
Latin America	107.7	176.4	91.6
Total	1,328.2	1,462.0	1,248.4
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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	September 30, 2025	December 31, 2024
Contract Assets	$107.5	$95.4
Contract Liabilities	482.2	178.0

	September 30, 2024	December 31, 2023
Contract Assets	96.7	74.5
Contract Liabilities	146.9	156.5

The revenue recognized during the nine months ended September 30, 2025 and 2024 that was included in contract liabilities at the beginning of the period amounted to $166.8 million and $137.1 million, respectively. The Company assumed contract liabilities from acquisitions in the amount of $257.1 million in 2025. The remainder of the change from December 31, 2024 and December 31, 2023 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net (loss) income for the respective periods and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Basic (loss) earnings per share:
Income (loss) from continuing operations	$66.8	$38.1	$(102.8)	$91.5
(Loss) income from discontinued operations, net of taxes	(0.8)	0.8	(0.8)	0.9
Net income (loss)	$66.0	$38.9	$(103.6)	$92.4
Weighted average number of shares outstanding	52.0	32.0	51.9	32.0
Basic (loss) earnings per share from:
Continuing operations	$1.28	$1.19	$(1.98)	$2.86
Discontinued operations	(0.02)	0.03	(0.02)	0.03
Net income (loss)	$1.26	$1.22	$(2.00)	$2.89
Diluted (loss) earnings per share:
Income (loss) from continuing operations	$66.8	$38.1	$(102.8)	$91.5
(Loss) income from discontinued operations, net of taxes	(0.8)	0.8	(0.8)	0.9
Net income (loss)	$66.0	$38.9	$(103.6)	$92.4
Weighted average number of shares outstanding	52.0	32.0	51.9	32.0
Effect of dilutive securities:
Restricted stock(1)	0.3	0.2	—	0.2
Total shares and dilutive securities	52.3	32.2	51.9	32.2
Diluted (loss) earnings per share from:
Continuing operations	$1.28	$1.18	$(1.98)	$2.84
Discontinued operations	(0.02)	0.03	(0.02)	0.03
Net income (loss)	$1.26	$1.21	$(2.00)	$2.87

Restricted stock shares with anti-dilutive effect excluded from the computation of diluted earnings per share(1)	—	—	0.2	—
(1) As a result of the net loss recognized for the nine months ended September 30, 2025, the effect of unvested equity awards was antidilutive and has been excluded from the diluted earnings per share calculation.

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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2025				As of December 31, 2024
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$12.4	$12.4	$—	$—	$13.2	$13.2	$—	$—
Derivatives	5.4	—	5.4	—	6.8	—	6.8	—
Total assets	$17.8	$12.4	$5.4	$—	$20.0	$13.2	$6.8	$—
Liabilities:
Derivatives	$153.2	$—	$153.2	$—	$44.4	$—	$44.4	$—
Total liabilities	$153.2	$—	$153.2	$—	$44.4	$—	$44.4	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of September 30, 2025, $1.1 million of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Other assets in the Condensed Consolidated Balance Sheets. Investments include an unrealized gain of $0.4 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. As of September 30, 2025, the fair values of the 2026 Notes and 2030 Notes estimated using Level 2 inputs were $406.5 million and $560.3 million, respectively.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at September 30, 2025 of $498.9 million, as hedges and therefore does not apply hedge accounting.

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

	As of September 30, 2025		As of December 31, 2024
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$5.4	$3.1	$3.8	$44.4

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

As of September 30, 2025 and December 31, 2024, information related to these offsetting arrangements was as follows:

(In millions)	As of September 30, 2025
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$5.4	$—	$5.4	$(2.0)	$3.4

(In millions)	As of September 30, 2025
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$152.3	$—	$152.3	$(2.0)	$150.3

(In millions)	As of December 31, 2024
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$6.3	$—	$6.3	$(1.6)	$4.7

(In millions)	As of December 31, 2024
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$44.3	$—	$44.3	$(1.6)	$42.7

The following table presents the location and amount of the gain (loss) on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2025	2024	2025	2024
Foreign exchange contracts	Revenue	$0.9	$0.6	$7.1	$(3.8)
Foreign exchange contracts	Cost of sales	(0.4)	0.3	(4.3)	2.5
Foreign exchange contracts	Selling, general and administrative expense	(1.4)	0.1	2.3	(0.9)
Total		(0.9)	1.0	5.1	(2.2)
Remeasurement of assets and liabilities in foreign currencies		(1.5)	(2.5)	(7.5)	(1.4)
Net gain (loss)		$(2.4)	$(1.5)	$(2.4)	$(3.6)

The following table presents the location and amount of the gain (loss) on derivatives that have been designated as hedging instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2025	2024	2025	2024
Foreign currency derivatives	Other income	$3.1	$—	$8.1	$—
Foreign currency derivatives	Interest expense	3.9	—	4.0	—
Interest rate swaps	Interest expense	—	2.8	2.4	8.6
Total gain (loss)		$7.0	$2.8	$14.5	$8.6

Net Investment: The Company uses cross currency swaps to hedge portions of its net investments denominated in Euro against the effect of adverse foreign exchange rate fluctuations on the translation of foreign currency balances to the U.S. dollar. The gains or losses on these derivative instruments are included in the foreign currency translation component of other comprehensive income until the net investment is sold, diluted, or liquidated. The Company elected to use the spot method to assess the effectiveness for these derivatives that are designated as net investment hedges for accounting purposes. Coupons received for the cross currency swaps are excluded from the net investment hedge effectiveness assessment and are recorded in Interest expense in the Condensed Consolidated Statements of Income. Cash flows related to coupons received on the swaps are included in operating activities in the Condensed Consolidated Statements of Cash Flows and the final exchange on the swaps will be reported in financing activities.

During the second quarter of 2025, the Company entered into a series of cross currency swap agreements that synthetically swap U.S. dollar denominated fixed rate debt to Euro denominated fixed rate debt with a notional amount of $578 million. These cross currency swaps were designated as net investment hedges with maturity dates in June 2030.

During the third quarter of 2025, the Company entered into a series of cross currency swap agreements that synthetically swap U.S. dollar denominated fixed rate debt to Euro denominated fixed rate debt with a total notional amount of $1.6 billion. These cross currency swaps were designated as net investment hedges, and $986 million of the swaps mature in June 2029 and $581 million mature in June 2031, respectively.

At September 30, 2025, the fair value of these derivatives designated as net investment hedges were recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $32.7 million and as Accumulated other comprehensive income, net of tax, of $24.4 million.

Fair Value: On January 3, 2025, the Company entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $696.5 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding the credit spread, by our euro-functional entity.

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

At September 30, 2025, the fair value of these derivatives designated as fair value hedges was recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $117.4 million and as Accumulated other comprehensive income, net of tax, of $71.5 million.

Interest Rates: In March 2020, the Company executed four interest rate swaps with a combined notional amount of $200 million and in May 2020 the Company executed one interest rate swap with a notional amount of $50 million. These interest rate swaps fixed the interest rate applicable to certain of the Company's variable-rate debt and swapped one-month SOFR rates for fixed rates. The Company designated these swaps as cash flow hedges and all changes in fair value of the swaps were recognized in accumulated other comprehensive income. The interest rate swaps expired during the second quarter of 2025.

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

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of September 30, 2025, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating and sales-type leases for which the Company is lessor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Fixed payment revenue	$18.7	$17.1	$52.3	$50.3
Variable payment revenue	4.7	4.0	21.2	21.5
Operating lease revenue	$23.4	$21.1	$73.5	$71.8

Sales-type lease revenue	$0.1	$1.8	$2.2	$3.4

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

Liabilities are established for pending legal claims only when losses associated with the claims are judged to be probable, and the loss can be reasonably estimated. In many lawsuits and arbitrations, it is considered not probable that a liability has been incurred or not possible to estimate the ultimate or minimum amount of that liability until the case is close to resolution, in which case no liability would be recognized until that time.

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $105.1 million at September 30, 2025, represent guarantees of future performance. The Company has also provided approximately $11.2 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of September 30, 2025, the gross value of such arrangements was $2.6 million, of which the Company's net exposure under such guarantees was $0.2 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Balance at beginning of period	$23.4	$10.6	$12.2	$9.9
Expense for new warranties	1.4	3.2	7.7	7.7
Adjustments to existing accruals	0.7	(0.2)	0.7	(0.4)
Claims paid	(3.9)	(1.5)	(8.5)	(4.9)
Added through acquisition	—	—	8.0	—
Translation	—	0.3	1.5	0.1
Balance at end of period	$21.6	$12.4	$21.6	$12.4

NOTE 14. BUSINESS SEGMENT INFORMATION

Following the acquisition of Marel on January 2, 2025, the Company determined that it has two reportable segments: the legacy pre-acquisition operations of the Company (“JBT”) and the acquired entity of Marel, inclusive of purchase accounting adjustments. The JBT segment provides comprehensive solutions throughout the food production value chain for a variety of food and beverage groups, in addition to providing automated guided vehicle systems. The Marel segment provides advanced processing equipment, systems, software, and services, primarily for the poultry, meat, and fish industries, as well as processing solutions for pet food, plant-based proteins and aqua feed.

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

Realignment of reportable segments

During the fourth quarter of 2025, the Company plans to realign its reportable segments to better reflect the continued integration of the Company’s operating model. The realignment will include two reportable segments: Protein Solutions and Prepared Food and Beverage Solutions. The Company expects to reflect this change in the December 31, 2025 Annual Report on Form 10-K, and will recast all prior periods presented.

The Protein Solutions segment will include businesses that provide solutions for initial stage processing and harvesting of animal proteins, primarily focusing on poultry, pork, fish, and beef. Examples of core technologies include primary processing systems, cut-up, bone detection and removal, portioning, and robotic harvesting.

The Prepared Food and Beverage Solutions segment will include businesses that offer solutions predominantly for downstream value-added preparation, preservation, and packaging of foods and beverages into ready to eat or drink products. This segment will also include capabilities for pet food, dairy, bakery, pharmaceutical and nutraceutical, and warehouse automation end markets. Examples of core technologies include forming, cutting, slicing, cooking, coating, freezing, extraction, blending, filling, preservation, packaging, and automated guided vehicles.

Segment profitability measures and significant expenses

The following tables present financial information for the Company's reportable segments and significant expenses regularly provided to the CODM:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(In millions)	JBT	Marel	Total	JBT	Marel	Total
Revenue	$464.8	$536.5	$1,001.3	$453.8	$—	$453.8
Less:
Cost of sales	308.3	333.2	641.5	290.2	—	290.2
Other segment items (1)	107.3	137.0	244.3	104.1	—	104.1
Add:
Depreciation and amortization	22.1	33.3	55.4	22.2	—	22.2
Segment Adjusted EBITDA	$71.3	$99.6	$170.9	$81.7	$—	$81.7
Less:
Income tax provision (benefit)			$17.1			$9.5
Interest (income)			(3.4)			(5.9)
Interest expense			24.7			4.1
Other financing (income)			(3.1)			—
Pension expense, other than service cost			0.2			1.0
Restructuring related costs			7.4			(0.2)
M&A related costs			5.8			12.9
Depreciation and amortization			55.4			22.2
Income from continuing operations			$66.8			$38.1

Capital expenditures	$14.8	$16.4	$31.2	$6.9	$—	$6.9

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(In millions)	JBT	Marel	Total	JBT	Marel	Total
Revenue	$1,328.2	$1,462.0	$2,790.2	$1,248.4	$—	$1,248.4
Less:
Cost of sales	860.8	942.6	1,803.4	801.3	—	801.3
Other segment items (1)	319.5	426.5	746.0	310.8	—	310.8
Add:
Depreciation and amortization	65.6	132.9	198.5	66.5	—	66.5
Segment Adjusted EBITDA	$213.5	$225.8	$439.3	$202.8	$—	$202.8
Less:
Income tax provision (benefit)			$(21.2)			$14.3
Interest (income)			(7.6)			(17.3)
Interest expense			98.9			11.1
Other financing (income)			(8.1)			—
Loss on investment			10.6			—
Pension expense, other than service cost			147.2			3.0
Restructuring related costs			23.6			1.1
M&A related costs			100.2			32.6
Depreciation and amortization			198.5			66.5
Income from continuing operations			$(102.8)			$91.5

Capital expenditures	$35.5	$34.2	$69.7	$27.9	$—	$27.9

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

In the third quarter of 2022, the Company implemented a restructuring plan (the “2022/2023 restructuring plan”) to optimize the overall cost structure for the Company on a global basis. The Company completed the 2022/2023 restructuring plan as of March 31, 2024. The total cost in connection with this plan was $17.5 million.

In the first quarter of 2025, the Company implemented a restructuring plan (the “JBT Marel 2025 Integration restructuring plan”) aiming to achieve a portion of its synergy targets as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan affect both the JBT and Marel segments and include streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of the Company. The total estimated cost in connection with this plan was revised in the third quarter from $25.0 million to $30.0 million to a range of $30.0 million to $35.0 million. The Company recognized restructuring charges of $24.1 million, net of a cumulative release of the related liability of $0.2 million through September 30, 2025, and expects to recognize the remaining costs by the end of 2026.

The following table details the cumulative restructuring charges reported in operating income for the JBT Marel 2025 Integration restructuring plan since its implementation:

	Cumulative Amount	During the Quarter Ended			Cumulative Amount
(In millions)	Balance as of December 31, 2024	March 31, 2025	June 30, 2025	September 30, 2025	Balance as of September 30, 2025
Severance and related expense	$—	$11.1	$4.5	$6.4	$22.0
Inventory write-off	—	—	0.3	—	0.3
Other	—	—	0.8	1.0	1.8
Total restructuring charges, net	$—	$11.1	$5.6	$7.4	$24.1

Restructuring charges, net of release of related liability, are reported within the following financial statement line items within the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Cost of sales (1)	—	—	0.3	—
Selling, general and administrative expense (2)	0.4	—	1.2	—
Restructuring expense	7.0	(0.2)	22.6	1.1
Total restructuring related costs	7.4	(0.2)	24.1	1.1
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

Liability balances for restructuring activities are included in Other current liabilities in the accompanying Condensed Consolidated Balance Sheets. The table below details the activities in 2025 for the JBT Marel 2025 Integration restructuring plan:

		Impact to Earnings
(In millions)	Balance as of December 31, 2024	Charged to Earnings	Releases	Cash Payments	Balance as of September 30, 2025
Severance and related expense	$—	$22.2	$(0.2)	$(9.7)	$12.3
Other	—	0.6	—	(0.6)	—
Total	$—	$22.8	$(0.2)	$(10.3)	$12.3

The Company released $0.5 million of the liability related to the 2022/2023 restructuring plan during the nine months ended September 30, 2025, which it no longer expects to pay due to actual severance payments differing from the original estimates and natural attrition of employees.

NOTE 16. RELATED PARTY TRANSACTIONS

The Company is a party to lease agreements to lease manufacturing facilities from entities owned by certain of the Company's employees who were former owners or employees of acquired businesses. As of September 30, 2025, the operating lease right-of-use asset and the lease liability related to these agreements was $2.4 million and $2.5 million, respectively. As of December 31, 2024, the operating lease right-of-use asset and the lease liability related to these agreements was $2.8 million and $2.9 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information in oral statements or other written statements made or to be made by us, contain statements that are, or may be considered to be, forward-looking statements. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. You can identify these forward-looking statements by the use of forward-looking words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates,” “foresees” or the negative version of those words or other comparable words and phrases. Any forward-looking statements contained in this Form 10-Q are based upon our historical performance and on current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. These forward-looking statements include, among others, statements relating to our business and our results of operations, the benefits or results of the Marel Transaction, our strategic plans, our restructuring plans and expected cost savings from those plans and our liquidity. The factors that could cause our actual results to differ materially from expectations include, but are not limited to, the following factors:
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
•the potential effects of the U.S. government shutdown that began in October 2025;
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
In this section, the Company utilizes non-GAAP measures to provide a more meaningful comparison of its ongoing operating results, consistent with how management evaluates performance. For further information regarding the Company's non-GAAP measures including reconciliations to the most directly comparable GAAP measures, see below "Reconciliation of Non-GAAP Measures."
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

Strategic Acquisition of Marel hf.

On January 2, 2025, the Company closed the Marel Transaction. The purpose of the Marel Transaction was to create a leading and diversified global food and beverage technology solutions provider by bringing together two renowned companies with long histories, complementary product portfolios, highly respected brands, and cutting-edge technology to enable global customers to more efficiently access industry leading technology worldwide. Refer to Note 2. Acquisitions of the Notes to the Consolidated Financial Statements for additional information on the Marel Transaction.

Business Conditions and Outlook

Our third quarter 2025 revenue performance exceeded expectations and was primarily driven by higher book and ship revenue coupled with improved manufacturing and supply chain productivity, which enabled increased backlog conversion, particularly in poultry. We also delivered strong margins in the quarter as a result of volume leverage, a favorable mix of poultry equipment and shorter cycle products, and synergy savings. Orders remained healthy with strong demand in poultry, pharmaceutical, and pet food end markets.

Looking ahead, we anticipate that our 2025 performance will be impacted by the evolving costs of tariffs. We continue to take proactive measures to mitigate tariff impacts on our products. These actions include reshoring third-party suppliers, vendor concessions, and further pricing considerations.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2025	2024	Change	%
Revenue
JBT revenue	$464.8	$453.8	$11.0	2.4%
Marel revenue	536.5	—	536.5	n/a
Total revenue	1,001.3	453.8	547.5	120.6%
Cost of sales	641.5	290.2	(351.3)	(121.1)%
Gross profit	359.8	163.6	196.2	119.9%
Gross profit margin	35.9%	36.1%	-20 bps
Selling, general and administrative expense	222.0	111.6	(110.4)	(98.9)%
Research and development	28.7	5.4	(23.3)	(431.5)%
Restructuring expense	7.0	(0.2)	(7.2)	3,600.0%
Operating income	102.1	46.8	55.3	118.2%
Pension expense, other than service cost	0.2	1.0	0.8	80.0%
Loss on investment	—	—	—	(100.0)%
Other (income)	(3.1)	—	(3.1)	100.0%
Interest (income)	(3.4)	(5.9)	2.5	(42.4)%
Interest expense	24.7	4.1	(20.6)	(502.4)%
Income (loss) from continuing operations before income taxes	83.7	47.6	36.1	75.8%
Income tax provision (benefit)	17.1	9.5	(7.6)	80.0%
Equity in net earnings of unconsolidated affiliate	0.2	—	0.2	(100.0)%
Income (loss) from continuing operations	66.8	38.1	28.7	75.3%
(Loss) income from discontinued operations, net of taxes	(0.8)	0.8	(1.6)	(200.0)%
Net income (loss)	$66.0	$38.9	$27.1	69.7%

Adjusted EBITDA from continuing operations (1)	$170.9	$81.7	$89.2	109.2%
Income (loss) from continuing operations margin	6.7%	8.4%	-170 bps
Adjusted EBITDA margin from continuing operations (1)	17.1%	18.0%	-90 bps

JBT segment Adjusted EBITDA (2)	$71.3	$81.7	$(10.4)	(12.7)%
JBT segment Adjusted EBITDA margin	15.3%	18.0%	-270 bps
Marel segment Adjusted EBITDA (2)	$99.6	$—	$99.6	n/a
Marel segment Adjusted EBITDA margin	18.6%	—%	n/a
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA from continuing operations.
(2) Refer to Note 14. Business Segment Information of the Notes to the Condensed Consolidated Financial Statements for additional information on segment Adjusted EBITDA.

Revenue

Total revenue for the three months ended September 30, 2025 increased $547.5 million or 120.6% compared to the same period in 2024. Organic revenue provided by the JBT segment increased $2.0 million and foreign currency translation was favorable by $9.1 million in the period compared to the prior year. The increase in organic revenue was primarily the result of an increase in volume for recurring revenue. The acquisition of Marel provided additional revenue of $536.5 million, inclusive of a favorable foreign currency translation impact of approximately $17.4 million.

Gross profit and Gross profit margin

Gross profit margin of 35.9% during the quarter was consistent with the same period last year. The JBT segment's gross profit margin continued to benefit from a higher volume of recurring revenue, partially offset by a lower gross profit margin of the acquired Marel business.

Selling, general and administrative expense

Selling, general and administrative expense increased $110.4 million compared to the same period in the prior year. This increase was primarily driven by the acquisition of Marel and higher costs associated with the integration. Selling, general and administrative expense as a percentage of revenue decreased by 240 bps to 22.2% compared to 24.6% in the same period last year. This decrease was primarily the result of better operating leverage from higher revenue as well as savings from our JBT Marel 2025 Integration restructuring plan.

Research and development

Research and development expense increased $23.3 million compared to the same period in the prior year. This increase is primarily the result of higher costs attributable to the recently acquired Marel business.

Other income, interest income, and interest expense

Other income of $3.1 million during the three months ended September 30, 2025 relates to our cross-currency swap agreements that, for a portion of our Term Loan B debt, synthetically swap a higher interest expense based on the SOFR interest rate with a lower interest expense based on the EURIBOR interest rate and a credit spread.

Interest income decreased $2.5 million compared to the same period in 2024. This decrease was due to the Company having lower cash balances on hand to invest after funding the Marel Transaction in the first quarter of 2025.

Interest expense increased $20.6 million compared to same period last year. The increase was driven by a higher average debt balance as well as higher interest rates on additional borrowings to fund the Marel Transaction in the first quarter of 2025, compared to same period in 2024, partially offset by a benefit from our cross-currency swap derivative instruments designated as net investment hedges. Additional borrowing was drawn from our revolving credit facility and Term Loan B that was executed on January 2, 2025.

Income tax provision (benefit)

The Company's tax rate on the income from continuing operations was 20.4% for the three months ended September 30, 2025.

The Company's tax rate on the income from continuing operations was 20.0% for the three months ended September 30, 2024. The tax rate for the three months ended September 30, 2024 was favorably impacted by discrete items totaling $1.0 million, primarily driven by benefits from prior year tax returns.

Income (loss) from continuing operations and Adjusted EBITDA

Income from continuing operations for the three months ended September 30, 2025 was $66.8 million compared to $38.1 million for the same period in 2024, representing an increase of $28.7 million. The increase was primarily due to higher operating income from the acquired Marel business and savings from our JBT Marel 2025 Integration restructuring plan.

Adjusted EBITDA was $170.9 million for the three months ended September 30, 2025 compared to $81.7 million during the same period in 2024, representing an increase of $89.2 million. The increase in Adjusted EBITDA was primarily driven by incremental gross profit attributable to the recently acquired Marel business, partially offset by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs.

Income from continuing operations margin decreased 170 bps to 6.7% compared to 8.4% for the same period in 2024. This decrease is the result of higher integration costs and interest expense. Adjusted EBITDA margin decreased 90 bps to 17.1% compared to 18.0% for the same period in 2024 driven by lower JBT segment margins due to tariff impacts, unfavorable mix, and project variances as well as higher consolidated research and development spend.

•JBT segment Adjusted EBITDA and segment Adjusted EBITDA margin was $71.3 million or 15.3% for the three months ended September 30, 2025 compared to $81.7 million or 18.0% for the same period in 2024. The decrease of $10.4 million or 12.7% was primarily driven by a decrease in gross profit from tariff impacts, unfavorable mix, and project variances, as well as higher selling, general and administrative expense compared to the same period in the prior year.

•Marel segment Adjusted EBITDA was $99.6 million and segment Adjusted EBITDA margin was 18.6% for the three months ended September 30, 2025.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Nine Months Ended September 30,		Favorable / (Unfavorable)
(In millions, except %)	2025	2024	Change	%
Revenue
JBT revenue	$1,328.2	$1,248.4	$79.8	6.4%
Marel revenue	1,462.0	—	1,462.0	n/a
Total revenue	2,790.2	1,248.4	1,541.8	123.5%
Cost of sales	1,803.7	801.3	(1,002.4)	(125.1)%
Gross profit	986.5	447.1	539.4	120.6%
Gross profit margin	35.4%	35.8%	-40 bps
Selling, general and administrative expense	754.1	325.7	(428.4)	(131.5)%
Research and development	93.2	17.6	(75.6)	(429.5)%
Restructuring expense	22.1	1.1	(21.0)	(1,909.1)%
Operating income	117.1	102.7	14.4	14.0%
Pension expense, other than service cost	147.2	3.0	(144.2)	(4,806.7)%
Loss on investment	10.6	—	(10.6)	(100.0)%
Other (income)	(8.1)	—	8.1	100.0%
Interest (income)	(7.6)	(17.3)	(9.7)	56.1%
Interest expense	98.9	11.1	(87.8)	(791.0)%
Income (loss) from continuing operations before income taxes	(123.9)	105.9	(229.8)	(217.0)%
Income tax provision (benefit)	(21.2)	14.3	35.5	248.3%
Equity in net earnings of unconsolidated affiliate	(0.1)	(0.1)	—	—%
Income (loss) from continuing operations	(102.8)	91.5	(194.3)	(212.3)%
(Loss) income from discontinued operations, net of taxes	(0.8)	0.9	(1.7)	188.9%
Net income (loss)	$(103.6)	$92.4	$(196.0)	(212.1)%

Adjusted EBITDA from continuing operations (1)	$439.3	$202.8	$236.5	116.6%
Income (loss) from continuing operations margin	(3.7)%	7.3%	-1100 bps
Adjusted EBITDA margin from continuing operations	15.7%	16.2%	-50 bps

JBT segment Adjusted EBITDA (2)	$213.5	$202.8	$10.7	5.3%
JBT segment Adjusted EBITDA margin	16.1%	16.2%	-10 bps
Marel segment Adjusted EBITDA (2)	$225.8	$—	$225.8	n/a
Marel segment Adjusted EBITDA margin	15.4%	—%	n/a
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA from continuing operations.
(2) Refer to Note 14. Business Segment Information of the Notes to the Condensed Consolidated Financial Statements for additional information on segment Adjusted EBITDA.

Revenue

Total revenue for the nine months ended September 30, 2025 increased $1,541.8 million or 123.5% compared to the same period in 2024. Organic revenue provided by the JBT segment increased $68.8 million and foreign currency translation was favorable by $11.0 million in the period compared to the prior year. The increase in organic revenue was primarily the result of an increase in volume for recurring revenue. The acquisition of Marel provided additional revenue of $1,462.0 million, which is inclusive of a favorable foreign currency translation impact of approximately $19.3 million.

Gross Profit and Gross Profit Margin

Gross profit margin decreased 40 bps to 35.4% compared to 35.8% in 2024. The decrease was primarily attributable to a lower gross profit margin of the acquired Marel business, partially offset by an increase in the JBT segment's gross profit margin from higher volume of recurring revenue.

Selling, general and administrative expense

Selling, general and administrative expense increased $428.4 million compared to the same period in the prior year. Selling, general and administrative expense as a percentage of revenue increased 90 bps to 27.0% compared to 26.1% in the same period last year. This increase is primarily driven by higher costs attributable to the recently acquired Marel business and year over year increase of $67.6 million in M&A related costs attributable to the acquisition of Marel. This was partially offset by a better operating leverage from higher revenue as well as savings from our JBT Marel 2025 Integration restructuring plan.

Research and development

Research and development expense increased $75.6 million compared to the same period in the prior year. This increase is primarily the result of higher costs attributable to the recently acquired Marel business.

Pension expense, other than service cost

Pension expense, other than service cost increased $144.2 million compared to the same period in the prior year. This increase was primarily due to the settlement charge of $146.9 million recognized in the first quarter of 2025 upon the termination of the U.S. qualified defined benefit pension plan.

Loss on investment

The loss on investment of $10.6 million incurred during the nine months ended September 30, 2025 relates to the Company's exit of an investment due to the acquisition of Marel.

Other income, interest income, and interest expense

Other income of $8.1 million during the nine months ended September 30, 2025 relates to our cross-currency swap agreements that, for a portion of our Term Loan B debt, synthetically swap a higher interest expense based on the SOFR interest rate with a lower interest expense based on the EURIBOR interest rate and a credit spread.

Interest income decreased $9.7 million compared to the same period in 2024. This decrease was due to the Company having lower cash balances on hand to invest after funding the Marel Transaction in the first quarter of 2025.

Interest expense increased $87.8 million compared to same period last year. The increase was driven by a higher average debt balance as well as higher interest rates on additional borrowings to fund the Marel Transaction in the first quarter of 2025, compared to same period in 2024, partially offset by a benefit from our cross-currency swap derivative instruments designated as net investment hedges. Additional borrowing was drawn from our revolving credit facility and Term Loan B that was executed on January 2, 2025.

Income tax provision (benefit)

The Company's tax rate on the loss from continuing operations was 17.1% for the nine months ended September 30, 2025. The tax benefit for the nine months ended September 30, 2025 was unfavorably impacted by discrete items totaling $5.1 million, primarily driven by non-deductible acquisition costs and a non-deductible loss on investment.

The Company's tax rate on the income from continuing operations was 13.5% for the nine months ended September 30, 2024. The tax rate for the nine months ended September 30, 2024 was favorably impacted by discrete items totaling $9.2 million, primarily driven by a non-recurring deferred tax benefit related to an internal reorganization.

Income (loss) from continuing operations and Adjusted EBITDA

Loss from continuing operations for the nine months ended September 30, 2025 was $102.8 million compared to income from continuing operations of $91.5 million for the same period in 2024, representing a decrease of $194.3 million. The decrease was primarily due to higher pension expense other than service cost, interest expense, loss on investment, and the impact of discrete items on our income tax provision. This was partially offset by the operating income from the acquired Marel business and savings from our JBT Marel 2025 Integration restructuring plan.

Adjusted EBITDA was $439.3 million for the nine months ended September 30, 2025 compared to $202.8 million during the same period in 2024, representing an increase of $236.5 million. The increase in Adjusted EBITDA was primarily driven by incremental gross profit attributable to the recently acquired Marel business, partially offset by higher selling, general and administrative expense, excluding the impacts of our depreciation, amortization, and acquisition and integration costs.

Loss from continuing operations margin decreased 1100 bps to (3.7)% compared to 7.3% for the same period in 2024. This decrease is the result of higher pension expense other than service cost, higher integration costs, higher interest expense, the loss on investment, and the impact of discrete items on our income tax provision compared to the same period in 2024. Adjusted EBITDA margin decreased 50 bps to 15.7% compared to 16.2% for the same period in 2024. This decrease was primarily attributable to a lower gross profit margin and a higher selling, general, and administrative expense as a percentage of revenue for the acquired Marel business relative to the JBT business. This was partially offset by savings from our JBT Marel 2025 Integration restructuring plan.

•JBT segment Adjusted EBITDA and segment Adjusted EBITDA margin was $213.5 million or 16.1% for the nine months ended September 30, 2025 compared to $202.8 million or 16.2% for the same period in 2024. Year-to-date JBT segment adjusted EBITDA margins were comparable year over year.

•Marel segment Adjusted EBITDA was $225.8 million and segment Adjusted EBITDA margin was 15.4% for the nine months ended September 30, 2025.

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

•Constant currency measures: We evaluate our results of operations on both an as reported and a constant currency basis as it provides greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing results. The constant currency presentation excludes the impact of fluctuations in foreign currency exchange rates. We calculate constant currency percentages by converting our financial results in local currency for a period using the average exchange rate for the prior period to which we are comparing.

The tables below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The following table presents a reconciliation of the Company's reported (loss) income from continuing operations to Adjusted EBITDA from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Income (loss) from continuing operations	$66.8	$38.1	$(102.8)	$91.5
Income tax provision (benefit)	17.1	9.5	(21.2)	14.3
Interest expense (income), net	21.3	(1.8)	91.3	(6.2)
Other financing (income) (1)	(3.1)	—	(8.1)	—
Loss on investment	—	—	10.6	—
Pension expense, other than service cost (2)	0.2	1.0	147.2	3.0
Restructuring related costs (3)	7.4	(0.2)	23.6	1.1
M&A related costs (4)	5.8	12.9	100.2	32.6
Depreciation and amortization (5)	55.4	22.2	198.5	66.5
Adjusted EBITDA from continuing operations	$170.9	$81.7	$439.3	$202.8
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
(4) M&A related costs for the three and nine months ended September 30, 2025, respectively, include advisory and transaction related costs for both potential and completed M&A transactions and strategy of $0.5 million and $58.2 million, amortization of inventory step-up from business combinations of $(0.2) million and $19.7 million, and integration costs of $5.5 million and $22.3 million. M&A related costs are excluded as they are generally short-term in nature and turn over quickly or are not part of the ongoing operations of our underlying business.
(5) Depreciation and amortization, including the acquisition related amortization and depreciation expense, is excluded to determine Adjusted EBITDA.

The table below provides a reconciliation of income from continuing operations as reported to adjusted income from continuing operations and adjusted diluted earnings per share from continuing operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Income (loss) from continuing operations	$66.8	$38.1	$(102.8)	$91.5

Non-GAAP adjustments
Restructuring related costs	7.4	(0.2)	23.6	1.1
M&A related cost	5.8	12.9	100.2	32.6
Loss on investment	—	—	10.6	—
Amortization of bridge financing debt issuance cost	—	1.2	12.4	2.4
Acquisition related amortization and depreciation	33.1	11.0	133.0	33.2
Impact on tax provision from Non-GAAP adjustments(1)	(11.4)	(6.3)	(62.7)	(17.4)
Recognition of non-cash pension plan related settlement costs	—	—	146.9	—
Impact on tax provision from non-cash pension plan related settlement costs	—	—	(37.1)	—
Deferred tax benefit related to an internal reorganization	—	—	—	(8.8)
Discrete tax adjustment from M&A activity	—	—	5.4	—
Adjusted income from continuing operations	$101.7	$56.7	$229.5	$134.6

Income (loss) from continuing operations	$66.8	$38.1	$(102.8)	$91.5
Total shares and dilutive securities	52.3	32.2	51.9	32.2
Diluted earnings per share from continuing operations	$1.28	$1.18	$(1.98)	$2.84

Adjusted income from continuing operations	$101.7	$56.7	$229.5	$134.6
Total shares and dilutive securities	52.3	32.2	51.9	32.2
Adjusted diluted earnings per share from continuing operations	$1.94	$1.76	$4.42	$4.18
(1) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the quarters ended September 30, 2025 and 2024, respectively.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash provided by continuing operating activities	$224.3	$103.9
Less: capital expenditures	69.7	27.9
Plus: proceeds from sale of fixed assets	4.5	0.9
Plus: pension contributions	3.9	2.3
Free cash flow (FCF)	$163.0	$79.2

Free cash flow during the nine months ended September 30, 2025 was $163.0 million, which includes payment for acquisition costs of the Marel Transaction of approximately $101 million, representing an $83.8 million increase compared to the same period in 2024.

Restructuring

In the third quarter of 2022, the Company implemented a restructuring plan (the “2022/2023 restructuring plan”) to optimize the overall cost structure for the Company on a global basis. The initiatives under this plan included streamlining operations and enhancing our general and administrative infrastructure. The 2022/2023 restructuring plan was completed as of March 31, 2024. The total cost in connection with this plan was $17.5 million.

In the first quarter of 2025, the Company implemented the JBT Marel 2025 Integration restructuring plan to achieve a portion of its synergy targets identified as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan included streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of JBT Marel. The total estimated cost in connection with this plan was revised in the third quarter from $25.0 million to $30.0 million to a range of $30.0 million to $35.0 million. The Company recognized restructuring charges of $24.1 million, net of a cumulative release of the related liability of $0.2 million through September 30, 2025, and expects to recognize the remaining costs by the end of 2026.

The following table details the cumulative amount of annualized savings and incremental savings for the JBT Marel 2025 Integration restructuring plan:

	Cumulative Amount	Incremental Amount			Cumulative Amount
(In millions)	As of December 31, 2024	During the quarter ended March 31, 2025	During the quarter ended June 30, 2025	During the quarter ended September 30, 2025	As of September 30, 2025
Cost of sales	$—	$—	$0.8	$1.4	$2.2
Selling, general and administrative	—	2.0	4.3	6.6	12.9
Total restructuring savings	$—	$2.0	$5.1	$8.0	$15.1

Cumulative cost savings for the JBT Marel 2025 Integration restructuring plan are expected to be between $50.0 million and $60.0 million. Savings expected to be realized during the remainder of 2025 are approximately $10.0 million.

For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity are cash flows provided by operating activities from our U.S. and foreign operations, our revolving credit facility, proceeds from the issuance of the 2030 Notes on September 9, 2025, and our cash and cash equivalents on hand. We used a portion of the proceeds from the 2030 Notes to pay the net cost of the related convertible note hedge and warrant transactions and with the remaining proceeds, repaid a portion of the borrowings outstanding under our revolving credit facility.

In connection with the Marel Transaction, we drew an additional $604 million from our existing revolving credit facility on December 30, 2024. On January 2, 2025, we secured takeout financing comprised of the amended and restated 5-year, $1.8 billion revolving credit facility and $900 million in the Senior Secured Term Loan B (“Term Loan B”). The takeout financing resulted in the carryforward of the initial $604 million borrowing from our existing revolving credit facility and additional borrowings of $900 million drawn from the Term Loan B and $18.6 million from the amended revolving credit facility to fund the Marel Transaction, subsequent acquisition of the non-controlling interest of Marel, and related expenditures.

On January 2, 2025, we closed the Marel Transaction by acquiring approximately 97.5% of Marel's issued and outstanding equity interests. On February 4, 2025, we acquired the remaining 2.5% of Marel's issued and outstanding equity interests (the “Squeeze out”). Upon the closing of the Marel Transaction on January 2, 2025 and the Squeeze out on February 4, 2025, we used available cash and additional borrowings from the takeout financing to fund $983.7 million of cash consideration paid to the Marel shareholders, $867.8 million for repayment of Marel's debt, $111.4 million for transaction related expenses, and $16.1 million for debt issuance costs.

For the nine months ended September 30, 2025, we had total operating cash flows from continuing operations of $224.3 million. For full year 2025, we expect to generate positive cash flows. Our liquidity as of September 30, 2025, or cash plus borrowing ability under our existing revolving credit facilities, was $1.9 billion. The takeout financing includes a leverage holiday that permits a maximum secured leverage ratio of 5.0x for the initial 12-months after the Marel Transaction close date and a total leverage ratio of 5.75x.

Our liquidity is available for repayment of the Notes and to support the integration of JBT and Marel and our other capital allocation priorities. Based on our current capital allocation objectives, we anticipate capital expenditures to be between $90 million and $95 million during 2025. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. During 2025, we also expect to incur integration costs and other synergy-related costs in the range of $50 million to $60 million related to the acquisition of Marel.

Additionally, the cash flows generated by our continuing operations are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt interest and repayments, dividends, and other financing arrangements.

As of September 30, 2025, we had $114.9 million of cash and cash equivalents, $102.8 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital, capital expenditures and business acquisitions arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Cash Flows

Cash flows for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024
Cash provided by continuing operating activities	$224.3	$103.9
Cash required by continuing investing activities	(1,811.3)	(31.8)
Cash provided (required) by continuing financing activities	490.9	(23.1)
Effect of foreign exchange rate changes on cash and cash equivalents	1.0	1.4
Net (decrease) increase in cash from continuing operations	$(1,095.1)	$50.4

Cash provided by continuing operating activities during the nine months ended September 30, 2025 was $224.3 million, representing a $120.4 million increase compared to the same period in 2024. This increase was driven primarily by higher collections of customer advanced payments and trade receivables and lower payments of accounts payable, partially offset by higher purchases of inventory during the period.

Cash required by investing activities was $1,811.3 million during the nine months ended September 30, 2025, compared to cash required of $31.8 million during the same period in 2024. The cash outflow during the period was primarily due to the acquisition of Marel.

Cash provided by financing activities was $490.9 million during the nine months ended September 30, 2025, compared to cash required of $23.1 million during the same period in 2024. The cash inflows during the period were the net proceeds from the funding of the Term Loan B and the issuance of the convertible notes, bond hedge, and warrant transactions, partially offset by net repayments on the revolving credit facility and the payment of debt issuance costs related to the Second A&R Credit Agreement and its subsequent amendments.

Financing Arrangements

As of September 30, 2025, we had $62.7 million drawn on and $1.7 billion of availability under the revolving credit facility.

Our Second A&R Credit Agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of September 30, 2025, we were in compliance with all covenants in the Second A&R Credit Agreement. We expect to remain in compliance with all covenants.

On January 2, 2025, we executed takeout financing consisting of an amended and restated 5-year, $1.8 billion revolving credit facility and a 7-year, $900 million senior secured term loan B. Through the second quarter of 2025, the amended revolving credit facility retained the same pricing grid as our previous revolving credit facility. During the third quarter of 2025, we amended the Second A&R Credit Agreement, revising the pricing grid on the revolving credit facility. Through the second quarter of 2025, the Term Loan B provided for secured pricing of SOFR plus 225 basis points. During the third quarter of 2025, we amended the Second A&R Credit Agreement to provide for secured pricing of SOFR plus 175 basis points.

On September 9, 2025, we closed a private offering of $575.0 million aggregate principal amount of the 2030 Notes to qualified institutional buyers, resulting in net proceeds of approximately $562.5 million after deducting initial purchasers' discounts. The 2030 Notes will mature on September 15, 2030 unless earlier converted, redeemed or repurchased.

On May 28, 2021, we closed a private offering of $402.5 million aggregate principal amount of the 2026 Notes to qualified institutional buyers, resulting in net proceeds to us of approximately $392.2 million after deducting initial purchasers’ discounts. The 2026 Notes will mature on May 15, 2026 unless earlier converted, redeemed or repurchased.

Concurrently with the issuances of the 2026 Notes and the 2030 Notes, we entered into convertible note hedge transactions that reduce potential dilution upon conversion of the notes and entered into warrant transactions to raise additional capital to partially offset the costs of entering into the convertible note hedge transactions.

For additional information about our borrowings, refer to Note 6. Debt of the Notes to the Condensed Consolidated Financial Statements.

As of September 30, 2025, a portion of our total gross outstanding debt of $1,937.0 million effectively remained fixed rate debt, with the 2026 Notes and the 2030 Notes subject to a fixed rate of 0.25% and 0.375%, respectively. Our revolving credit facility and Term Loan B are subject to floating, or market rates, in addition to a premium charged for their respective credit spreads. Approximately $959.5 million or 50% of the total debt balance as of September 30, 2025 was variable rate debt and subject to floating rates.

On January 3, 2025, we entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B debt drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $696.5 million and synthetically swapped an average SOFR interest rate of 4.33% with an average EURIBOR rate of 2.26% for the nine months ended September 30, 2025, to hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding credit spread, by our euro-functional entity.

CRITICAL ACCOUNTING ESTIMATES

Other than discussed below, there have been no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2025. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates.

Intangible Asset Valuation

Accounting for business combinations requires management to make significant estimates and assumptions at the acquisition date specifically for the valuation of intangible assets. We use the multi-period excess earnings method, a type of income approach, to determine the fair value of the customer relationships and the relief-from-royalty method, a type of income approach, to determine the fair value of the trademarks and acquired technology. Critical estimates and assumptions in valuing certain of the intangible assets we have acquired include, but are not limited to, forecasted revenue growth rates, adjusted EBITDA margins, discount rates, customer attrition rates and royalty rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. The customer attrition rate was selected based on historical experience and information obtained from Marel management. The royalty rates used in the valuation of the trademarks and acquired technology intangible assets were based on a detailed analysis considering the importance of the trademarks and technology to the overall enterprise and market royalty data.

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

Foreign Currency Exchange Rate Risk

In January 2025, we entered into five cross-currency swaps related to the portion of the U.S. dollar denominated Term Loan B drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $696.5 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding credit spread, by our euro-functional entity. The aggregate fair value of these swaps was a liability position of $117.4 million at September 30, 2025. We use a sensitivity analysis to measure the impact of an immediate 10% adverse movement in the foreign currency exchange rates underlying these swaps. A hypothetical 10% adverse movement in the currency exchange rates underlying these swaps from the market rate at September 30, 2025 would have resulted in a loss in value of the swaps by $65.9 million.

During 2025, the Company entered into a series of cross currency swaps with an aggregate notional amount of $2.1 billion to hedge the currency exchange component of our net investments in certain of our foreign subsidiaries. The aggregate fair value of these swaps was in a liability position of $32.7 million at September 30, 2025. We use a sensitivity analysis to measure the impact of an immediate 10% movement in the foreign currency exchange rates underlying these swaps. A hypothetical adverse movement in the currency exchange rates underlying these swaps from the market rate at September 30, 2025 would have resulted in a loss in value on the swaps by $217.4 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

The Company completed the acquisition of Marel hf. (“Marel”) on January 2, 2025 in a purchase business combination. As discussed in Securities and Exchange Commission (“SEC”) staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting during the first year after completion of an acquisition. In light of the overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed in internal control over financial reporting. In consideration of the SEC staff guidance, we excluded Marel from our assessment of the effectiveness of disclosure controls and procedures as of September 30, 2025. Marel’s total assets and total revenues excluded from our assessment represented approximately 17% and 52% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the nine months ended September 30, 2025.

Material Weaknesses Related to Marel hf.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the acquisition, Marel management identified the following material weaknesses in its internal control over financial reporting, which remained unremediated as of September 30, 2025:

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

While the above material weaknesses have not resulted in a material misstatement to the financial statements, such material weaknesses resulted in misstatements that were not material to our financial statements as of and for the three months ended March 31, 2025. The above material weaknesses could result in additional misstatements of Marel’s accounts or disclosures, which could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in JBT Marel's Annual Report on Form 10-K for the year ended December 31, 2024 and Item 1A. “Risk Factors” in JBT Marel's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

On August 29, 2025, Olafur Gudmundsson, Director of the Company, adopted a new trading plan for the sale of shares of the Company's common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The trading plan covers the sale of up to 30,000 shares of the Company's common stock, with the first sale permitted after the later of 1) ninety days after the trading plan effective date or 2) two business days following the Company's disclosure of its financial results for the quarter ended September 30, 2025 in a Form 10-Q. The trading plan is scheduled to terminate on June 26, 2026, subject to early termination for specified events set forth in the plan.

Other than the trading plan above, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2025.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
4.1
Indenture, dated as of September 9, 2025, by and between JBT Marel Corporation, as issuer, and Wilmington Trust National Association, as trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2025.

10.1
First Amendment to Second Amended and Restated Credit Agreement, dated August 20, 2025, by and among JBT Marel Corporation, John Bean Technologies Corporation Europe B.V., Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 21, 2025.

10.2
Second Amendment to Second Amended and Restated Credit Agreement, dated September 3, 2025, by and among JBT Marel Corporation, John Bean Technologies Corporation Europe B.V., the Subsidiary Guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the other lenders party thereto, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 3, 2025.

10.3	Form of Bond Hedge Confirmation, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 9, 2025.

10.4	Form of Warrant Confirmation, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 9, 2025.

10.5*	Offer letter to Arni Sigurdsson, dated August 8, 2025.

10.6*	Sign-On Incentive Memo to Arni Sigurdsson, dated January 3, 2025.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBT Marel Corporation
(Registrant)

/s/ Jessi L. Corcoran
Jessi L. Corcoran
Senior Vice President, Chief Accounting Officer and duly authorized officer
(Principal Accounting Officer)
Date: November 4, 2025