Form 10-Q
period 2026-03-31
JBT MAREL Corp
filed 2026-05-06
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______
Commission File Number 1-34036

JBT Marel Corporation
(Exact name of registrant as specified in its charter)

Delaware		91-1650317
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

333 West Wacker Drive,	Suite 3400
Chicago,	Illinois	60606
(Address of principal executive offices)		(Zip code)
(312) 861-5900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.01 per share	JBTM	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2026
Common Stock, par value $0.01 per share	52,067,812

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Revenue	$936	$854
Operating expenses:
Cost of sales	607	562
Selling, general and administrative expense	261	325
Operating income (loss)	68	(33)
Pension expense, other than service cost	—	147
Interest expense, net	10	41
Other (income)	(2)	(2)
Income (loss) before income taxes	60	(219)
Income tax provision (benefit)	15	(46)
Net income (loss)	$45	$(173)

Earnings (loss) per share:
Basic	$0.86	$(3.35)
Diluted	$0.86	$(3.35)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Net income (loss)	$45	$(173)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments	(17)	154
Pension and other postretirement benefits adjustments	—	112
Derivatives designated as hedges	(2)	(20)
Other comprehensive (loss) income	(19)	246
Comprehensive income	$26	$73

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except for share data and number of shares)	March 31, 2026	December 31, 2025
Assets:
Current Assets:
Cash and cash equivalents	$211	$168
Restricted cash	19	19
Trade receivables, net of allowances	438	443
Contract assets	142	119
Inventories	667	644
Other current assets	198	190
Total current assets	1,675	1,583
Property, plant and equipment, net of accumulated depreciation of $403 and $392, respectively	779	793
Goodwill	3,393	3,428
Intangible assets, net	2,052	2,122
Other assets	264	265
Total Assets	$8,163	$8,191

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt	$411	$412
Accounts payable, trade and other	294	262
Advance and progress payments	561	518
Accrued payroll	154	170
Other current liabilities	237	260
Total current liabilities	1,657	1,622
Long-term debt	1,432	1,470
Deferred tax liabilities	379	383
Other liabilities	212	252
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2026 or 2025	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; March 31, 2026: 52,050,109 issued and outstanding; December 31, 2025: 51,974,355 issued and outstanding	1	1
Additional paid-in capital	2,715	2,717
Retained earnings	1,505	1,465
Accumulated other comprehensive income	262	281
Total stockholders’ equity	4,483	4,464
Total Liabilities and Stockholders’ Equity	$8,163	$8,191

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$45	$(173)
Adjustments to reconcile income (loss) to cash provided by operating activities:
Depreciation and amortization	68	61
Stock-based compensation	7	5
Pension and other post-retirement benefits expense	1	147
Other, net	3	27
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(21)	18
Inventories	(27)	(13)
Accounts payable, trade and other	38	21
Advance and progress payments	50	32
Other assets and liabilities, net	(45)	(91)
Cash provided by operating activities	119	34
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,746)
Capital expenditures	(26)	(20)
Proceeds from disposal of assets	7	1
Other	—	(1)
Cash required by investing activities	(19)	(1,766)
Cash flows from financing activities:
Net proceeds from short-term debt	—	12
Repayment of domestic credit facility	(177)	(1,101)
Proceeds from domestic credit facility, net of debt issuance costs	139	906
Proceeds from Term Loan B, net of debt issuance costs	—	898
Repayment of Term Loan B	(2)	—
Payment of debt issuance costs related to the Marel Transaction	—	(14)
Acquisition of noncontrolling interest of Marel	—	(24)
Settlement of taxes withheld on stock-based compensation awards	(9)	(8)
Settlement of deal contingent hedge	—	(43)
Dividends	(5)	(5)
Cash (required) provided by financing activities	(54)	621

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	2

Net increase (decrease) in cash, cash equivalents and restricted cash	43	(1,109)
Cash, cash equivalents, and restricted cash, beginning of period	187	1,228
Cash, cash equivalents and restricted cash, end of period	$230	$119

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$211	$100
Restricted cash	19	19
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$230	$119

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
(In millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2025	$1	$2,717	$1,465	$281	$4,464
Net income	—	—	45	—	45
Issuance of common stock	—	—	—	—	—
Common stock cash dividends, $0.10 per share	—	—	(5)	—	(5)
Foreign currency translation adjustments, net of income taxes of $(11)	—	—	—	(17)	(17)
Derivatives designated as hedges, net of income taxes of $1	—	—	—	(2)	(2)
Stock-based compensation expense	—	7	—	—	7
Taxes withheld on issuance of stock-based awards	—	(9)	—	—	(9)
Balance at March 31, 2026	$1	$2,715	$1,505	$262	$4,483

	Three Months Ended March 31, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2024	$—	$(2)	$234	$1,536	$(224)	$1,544
Net loss	—	—	—	(173)	—	(173)
Issuance of common stock	—	—	2,498	—	—	2,498
Issuance of treasury stock	—	2	(2)	—	—	—
Common stock cash dividends, $0.10 per share	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	—	154	154
Derivatives designated as hedges, net of income taxes of $7	—	—	—	—	(20)	(20)
Pension and other postretirement liability adjustments, net of income taxes of $(38)	—	—	—	—	112	112
Stock-based compensation expense	—	—	5	—	—	5
Taxes withheld on issuance of stock-based awards	—	—	(8)	—	—	(8)
Balance at March 31, 2025	$—	$—	$2,727	$1,358	$22	$4,107

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

Basis of Presentation

In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. Certain prior‑period amounts for the three months ended March 31, 2025 have been reclassified to conform to the presentation adopted for the three months ended March 31, 2026. These reclassifications had no impact on previously reported results of operations or financial position.

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

Business Segments

In the fourth quarter of 2025, we realigned our reportable segments to better reflect the integration of our new operating model. We now operate through two reportable segments: Protein Solutions and Prepared Food and Beverage Solutions.

The Protein Solutions segment includes businesses that provide solutions for initial stage processing and harvesting of animal proteins, primarily focusing on poultry, pork, fish, and beef. Examples of core technologies include primary processing systems, cut-up, bone detection and removal, portioning, and robotic batching.

The Prepared Food and Beverage Solutions segment includes businesses that offer solutions predominantly for downstream value-added preparation, preservation, and packaging of foods and beverages into ready to eat or drink products. This segment also includes solutions that are often end-market agnostic, spanning protein, beverages, fruit & vegetables, pet food, ready meals, pharmaceuticals and neutraceuticals, and warehouse automation.

For further segment information, see below Note 14. Business Segment Information. and Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Strategic Acquisition of Marel hf.

On January 2, 2025, we completed the acquisition of Marel hf. (“Marel”), subsequently renamed JBT Marel ehf. (such acquisition, the “Marel Transaction”). The purpose of the Marel Transaction was to create a leading and diversified global food and beverage technology solutions provider by bringing together two renowned companies with long histories, complementary product portfolios, highly respected brands, and cutting-edge technology to enable global customers to more efficiently access industry leading technology worldwide. For further information on the Marel Transaction, see below Note 2. Acquisitions.

In conjunction with the Marel Transaction, JBT changed its corporate name and stock ticker symbol to “JBT Marel Corporation” and “JBTM,” respectively, on January 2, 2025. Shares of JBTM remain listed on the New York Stock Exchange

(NYSE) with a secondary listing on Nasdaq Iceland. Shares of JBTM commenced trading on both NYSE and Nasdaq Iceland on January 3, 2025.

Revision of Previously Issued Financial Statements

During 2025, the Company identified and corrected certain errors relating to the presentation of its Statements of Cash Flows specific to financing activities. The Company improperly reported revolving credit facility cash activity on a net basis, resulting in an understatement of gross repayments and borrowings for the revolving credit facility for the period ending March 31, 2025 as detailed below. Additionally, the Company improperly reported the current portion of the proceeds from Term Loan B as proceeds from the revolving credit facility, understating the proceeds from Term Loan B, net of debt issuance costs, for the period ending March 31, 2025, by the amounts noted below.

(In millions)	Three months ended March 31, 2025
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Repayment of domestic credit facility	$(853)	(248)	$(1,101)
Proceeds from domestic credit facility, net of debt issuance costs	$—	906	$906
Net proceeds from domestic credit facility, net of debt issuance costs	$665	(665)	$—
Proceeds from Term Loan B, net of debt issuance costs	$890	8	$898
Cash provided (required) by continuing financing activities	$621	—	$621

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

Recently Adopted Accounting Standards

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) (“ASU 2025-05”), which provides a practical expedient to measure credit losses on current accounts receivable and current contract assets. The practical expedient allows companies to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The Company adopted ASU 2025-05 during the quarter ended March 31, 2026. The impact of the adoption was not material to the condensed consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). The amendment modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introduces a more judgment-based approach. ASU 2025-06 will be effective for the fiscal year beginning January 1, 2028, and for interim periods beginning in that fiscal year, with early adoption permitted as of the beginning of a fiscal year. The standard may be applied prospectively, retrospectively, or through a modified prospective transition method. The Company is in the process of evaluating the impact of adopting this standard.

NOTE 2. ACQUISITIONS

On January 2, 2025, the Company acquired 97.5% of the equity interests of Marel hf. (“Marel”), a public limited liability company incorporated under the laws of Iceland, for $4,182 million, which is net of cash acquired of $90 million (the “Marel Transaction”). On February 4, 2025, the Company acquired the remaining 2.5% of Marel’s equity interests that were not acquired through the Marel Transaction, for approximately $89 million. The total purchase consideration of the acquisition of the non-controlling interest of Marel was comprised of approximately $64 million in equity consideration and $24 million in cash consideration. This transaction was accounted for as an equity transaction and was reflected within financing activities within the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025.

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

As part of the Marel Transaction, the Company settled Marel's outstanding debt of $868 million. In addition, the Company amended its existing credit facility in conjunction with the acquisition. The Second Amended and Restated Credit Agreement provides for a $1.8 billion revolving credit facility, which matures on January 2, 2030, and a $900 million Senior Secured Term Loan B, which matures on January 2, 2032. The proceeds from these facilities were used to fund the cash consideration for the acquisition and to settle the outstanding debt of Marel at the acquisition date.

The consideration transferred to Marel shareholders on the acquisition date consisted of the following:

(In millions, except per share data and exchange rates)
JBT shares issued to Marel shareholders	19.5
JBT share price on January 2, 2025	$124.94
Value of JBT shares issued to Marel shareholders	$2,436
Cash consideration to Marel shareholders (in €)	€927
EUR to USD Exchange Rate	1.0353 €/$
Cash consideration to Marel shareholders (in $)	$959
Settlement of Marel debt	$868
Settlement of Marel interest rate swaps	$3
Fair value of Marel stock options attributable to pre-combination vesting	$6
Purchase consideration	$4,272

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

The acquisition of Marel provided revenue of $445 million and operating income of $1 million for the period from the acquisition date through March 31, 2025.

Acquisition-related transaction costs totaling $64 million were recorded as Selling, general and administrative expense in the Condensed Consolidated Statements of Income during the three months ended March 31, 2025.

The allocation of the purchase price presented below is based on the fair values of the assets acquired and liabilities assumed using valuation techniques including the income, market, and cost approaches. In the fourth quarter of 2025, the Company completed its valuation of the assets acquired and liabilities assumed and aligned certain accounting policies, including the accounting for research and development expenses. The purchase accounting for the Marel acquisition was final as of December 31, 2025.

The following table summarizes the fair values recorded for the assets acquired and liabilities assumed for Marel:

(In millions)	Preliminary Purchase Price Allocation	Measurement Period Adjustments(1)	Final Purchase Price Allocation
Financial assets	$402	$—	$402
Inventories	344	(2)	342
Property, plant and equipment	493	61	554
Right-of-use assets	42	(5)	37
Customer relationship	1,570	(410)	1,160
Acquired technology	410	(40)	370
Trademarks	260	(30)	230
Deferred taxes	(515)	112	(403)
Financial liabilities	(630)	(26)	(656)
Total identifiable net assets	$2,376	$(340)	$2,036

Purchase consideration	$4,272	$—	$4,272

Noncontrolling interest (2)	$86	$—	$86

Goodwill	$1,982	$340	$2,322
(1) In the measurement period, the Company recorded measurement period adjustments to the purchase price allocation as it obtained information and completed its valuation of certain assets and liabilities. The impact of these adjustments was reflected as a net increase in goodwill.
(2) The Company acquired 97.5% of the equity interests of Marel and recognized a non-controlling interest in Marel on the acquisition date. The non-controlling interest was recognized at fair value, which was estimated based upon the trading price of the Company’s common stock on the acquisition date and the types of consideration that non-controlling interest holders were eligible to receive. The Company subsequently acquired the remaining 2.5% of Marel’s equity interests, as described above.

The acquired intangible assets are amortized on a straight-line basis over their estimated useful lives. The intangible assets acquired have estimated useful lives of 16 years for customer relationships, 21 years for acquired technology, and 26 years for trademarks.

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total
Balance as of December 31, 2025	$2,306	$1,122	$3,428
Currency translation	(24)	(11)	(35)
Balance as of March 31, 2026	$2,282	$1,111	$3,393

Intangible assets consisted of the following:

	March 31, 2026		December 31, 2025
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$1,670	$309	$1,691	$285
Patents and acquired technology	580	171	590	165
Trademarks	308	37	313	34
Non-amortizing intangible assets	11	—	11	—
Other	11	11	11	10
Total intangible assets	$2,580	$528	$2,616	$494

Intangible asset amortization expense was $39 million and $42 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	March 31, 2026	December 31, 2025
Raw materials	$206	$218
Work in process	96	82
Finished goods	396	375
Gross inventories before valuation adjustments	698	675
Valuation adjustments	(31)	(31)
Net inventories	$667	$644

NOTE 5. PENSION

Termination of U.S. qualified defined benefit pension plan

During 2024, the Company obtained approval from its Board of Directors to settle all outstanding obligations of the U.S. qualified defined benefit pension plan (the “Plan”), through a combination of voluntary lump sum payments and the purchase of an annuity contract. On February 4, 2025, the Company completed the termination of the Plan via the purchase of an annuity contract for $179 million, funded entirely by the Plan assets. No additional cash contribution was required to settle the Company's outstanding obligations and terminate the Plan. Upon the termination, the Company recognized a pre-tax settlement charge of $147 million in Pension expense, other than service cost to recognize the remaining pre-tax accumulated other comprehensive loss related to the Plan.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	March 31, 2026	December 31, 2025
Revolving credit facility (1)	January 2, 2030	$—	$38

Senior Secured Term Loan B (2)	January 2, 2032	891	893
Less: unamortized debt issuance costs		(12)	(13)
Senior Secured Term Loan B, net		879	880

2030 Convertible senior notes (3)	September 15, 2030	575	575
Less: unamortized debt issuance costs		(15)	(15)
Convertible senior notes, net		560	560

2026 Convertible senior notes (4)	May 15, 2026	403	403
Less: unamortized debt issuance costs		—	(1)
Convertible senior notes, net		403	402

Other (5)		1	2

Total debt, including current portion		1,843	1,882
Less: current portion of debt		411	412
Long-term debt, net		$1,432	$1,470
(1) Weighted-average interest rate at March 31, 2026 was 5.17%.
(2) Effective interest rate for the Term Loan B (as defined below) for the quarter ended March 31, 2026 was 5.44%.
(3) Effective interest rate for the 2030 Notes (as defined below) for the quarter ended March 31, 2026 was 0.93%.
(4) Effective interest rate for the 2026 Notes (as defined below) for the quarter ended March 31, 2026 was 0.82%.
(5) Overdraft facility and foreign line of credit borrowing.

The Company had access to short-term financing of $46 million as of March 31, 2026 and December 31, 2025.

Components of interest expense recognized for the Senior Secured Term Loan B (the “Term Loan B”), the 0.375% Convertible Senior Notes due 2030 (the “2030 Notes”), and the 0.25% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2030 Notes, the “Notes”) were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Contractual interest expense, Term Loan B	$12	$14
Interest cost related to amortization of issuance costs, Term Loan B	1	1
Total interest expense, Term Loan B	$13	$15
Contractual interest expense, the Notes	$1	$—
Interest cost related to amortization of issuance costs, the Notes	1	1
Total interest expense, the Notes	$2	$1

Five-year Revolving Credit Facility

On January 2, 2025, the Company executed the Second Amended and Restated Credit Agreement (the “Second A&R Credit Agreement”), which provides for a $1.8 billion revolving credit facility that matures on January 2, 2030.

The revolving loans bear interest, at the Company’s option, at (1) the applicable borrowing rate (i.e. SOFR or EURIBOR) (subject to a floor rate of zero), or (2) an alternate base rate (which is the greater of Wells Fargo’s Prime Rate, the Federal Funds Rate plus 0.5%, or SOFR (subject to a floor rate of zero) plus 1.0%), plus, in each case, a margin dependent on the leverage ratio.

The Company's credit facility includes restrictive covenants that, if not met, could lead to renegotiation of its credit facility, a requirement to repay its borrowings, and/or a significant increase in its cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of March 31, 2026, the Company was in compliance with its restrictive covenants.

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

The Notes

On September 9, 2025, the Company closed a private offering of $575 million aggregate principal amount of the 2030 Notes to qualified institutional buyers. Interest on the 2030 Notes is payable semi-annually in arrears on March 15 and September 15 of each year at a rate of 0.375% per year. The 2030 Notes will mature on September 15, 2030, unless earlier converted, redeemed or repurchased. The initial conversion rate of the 2030 Notes is 5.3258 shares of the Company’s common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $187.77 per share. This conversion rate is subject to adjustment upon the occurrence of certain specified events.

On May 28, 2021, the Company closed a private offering of $403 million aggregate principal amount of the 2026 Notes to qualified institutional buyers. Interest on the 2026 Notes is payable semi-annually in arrears on May 15 and November 15 of each year at a rate of 0.25% per year. The 2026 Notes will mature in the second quarter of 2026 and the Company expects to satisfy the outstanding principal amount of these Notes through a cash repayment at maturity, utilizing cash on hand or available under our credit facility. The initial conversion rate of the 2026 Notes is 5.8958 shares of the Company's common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $169.61 per share. This conversion rate is subject to adjustment upon the occurrence of certain specified events.

Hedge Transactions

In connection with the issuance of the 2030 Notes and the issuance of the 2026 Notes, the Company entered into certain hedge transactions (collectively, the “Hedge Transactions”). The Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of each series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of each series of converted Notes, subject to customary adjustments.

The Company paid an aggregate amount of approximately $106 million and $66 million, respectively, for the related Hedge Transactions for the 2030 Notes and the 2026 Notes. The Hedge Transactions cover, subject to anti-dilution adjustments, approximately 3.1 million and 2.4 million shares, respectively, of the Company’s common stock with respect to the 2030 Notes and the 2026 Notes. These are the same numbers of shares initially underlying the 2030 Notes and the 2026 Notes at strike prices of $187.77 and $169.61, respectively, subject to customary adjustments. The Hedge Transactions will expire upon the maturity of the applicable series of Notes unless earlier exercised or terminated.

The Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders’ Equity, and therefore are not revalued after issuance.

The Company has made tax elections to integrate the applicable series of Notes and the related Hedge Transactions, which results in the Hedge Transactions being deductible as original issue discount interest for tax purposes over the term of the applicable series of Notes, with the associated deferred tax assets recorded as adjustments to Additional paid-in capital.

Warrant Transactions

In connections with each of the Hedge Transactions, the Company also entered into certain warrant transactions (collectively, the “Warrant Transactions”). The Warrant Transactions relate to warrants to acquire subject to anti-dilution adjustments, approximately 3.1 million and 2.4 million shares of the Company’s common stock with respect to the 2030 Notes and the 2026 Notes, at initial strike prices of approximately $283.42 per share and $240.02 per share, respectively. The Company received aggregate proceeds of $51 million and $30 million, respectively, from the related Warrant Transactions for the 2030 Notes and the 2026 Notes, with such proceeds partially offsetting the costs of entering into the related Hedge Transactions. The 2030 warrants expire in September 2030 and the 2026 warrants expire in August 2026.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three months ended March 31, 2026 and 2025 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation and Other (1)	Total (1)
Beginning balance, December 31, 2025	$(7)	$(18)	$306	$281
Other comprehensive income before reclassification	—	(1)	(13)	(14)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(4)	(5)
Ending balance, March 31, 2026	$(7)	$(20)	$289	$262
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2026 were immaterial. Reclassification adjustments for derivatives designated as hedges for the same period $2 million of benefit in other income, net of $1 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the three months ended March 31, 2026 were $6 million of benefit in interest expense, net of $2 million income tax provision.

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
Beginning balance, December 31, 2024	$(113)	$2	$(113)	$(224)
Other comprehensive income before reclassification	2	(17)	154	139
Amounts reclassified from accumulated other comprehensive income	110	(3)	—	107
Ending balance, March 31, 2025	$(1)	$(18)	$41	$22
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three months ended March 31, 2025 were $147 million of charges to pension expense, other than service cost, net of $37 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $2 million of benefit in interest expense, net of $1 million income tax provision and $2 million of benefit in other income, net of $1 million income tax provision.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.5 billion in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of March 31, 2026. The Company expects to complete these obligations and recognize revenue in the range of 70% to 80% during 2026, 20% to 30% during 2027, and the remainder after 2027.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025 (3)
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Protein Solutions	Prepared Food and Beverage Solutions
Type of Good or Service
Recurring (1)	$235	$250	$209	$240
Non-recurring (1)	225	226	169	236
Total	460	476	378	476

Geographical Region (2)
U.S. and Canada	133	223	129	217
Europe, Middle East and Africa	257	162	173	174
Asia Pacific	29	39	37	40
Latin America	41	52	39	45
Total	460	476	378	476
(1) Recurring revenue includes revenue from aftermarket parts and services, re-build services on customer owned equipment, operating leases of equipment, and subscription-based software applications. Non-recurring revenue includes new equipment and installation and the sale of software licenses.
(2) Geographical region represents the region in which the end customer resides.
(3) Segment revenues for the three months ended March 31, 2025 were recast to reflect the Company’s realignment of its reportable segments, effective in the fourth quarter of 2025.

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	March 31, 2026	December 31, 2025
Contract Assets	$142	$119
Contract Liabilities	539	499

	March 31, 2025	December 31, 2024
Contract Assets	145	95
Contract Liabilities	481	178

The revenue recognized during the three months ended March 31, 2026 and 2025 that was included in contract liabilities at the beginning of the period amounted to $131 million and $85 million, respectively. The Company assumed contract liabilities from acquisitions in the amount of $263 million in 2025. The remainder of the change from December 31, 2025 and December 31, 2024 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income (loss) for the respective periods and basic and diluted shares outstanding:

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Basic earnings (loss) per share:
Net income (loss)	$45	$(173)
Weighted average number of shares outstanding	52.2	51.7
Basic earnings per share from net income (loss)	$0.86	$(3.35)
Diluted earnings (loss) per share:
Net income (loss)	$45	$(173)
Weighted average number of shares outstanding	52.2	51.7
Effect of dilutive securities:
Restricted stock (1)	0.2	—
Total shares and dilutive securities	52.4	51.7
Diluted earnings per share from net income (loss)	$0.86	$(3.35)

Restricted stock shares with anti-dilutive effect excluded from the computation of diluted earnings per share(1)	—	0.2
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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of March 31, 2026				As of December 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$36	$36	$—	$—	$36	$36	$—	$—
Derivatives	24	—	24	—	4	—	4	—
Total assets	$60	$36	$24	$—	$40	$36	$4	$—
Liabilities:
Derivatives	$109	$—	$109	$—	$143	$—	$143	$—
Total liabilities	$109	$—	$109	$—	$143	$—	$143	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan and the executive severance plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of March 31, 2026 and December 31, 2025, $1 million and $2 million, respectively, of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Restricted cash and Other assets in the Condensed Consolidated Balance Sheets.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. As of March 31, 2026, the fair values of the 2026 Notes and 2030 Notes estimated using Level 2 inputs were $402 million and $559 million, respectively.

The carrying amounts of cash and cash equivalents, trade receivables and payables, marketable securities, as well as financial instruments included in Other current assets and Other current liabilities, approximate fair values because of their short-term maturities.

The carrying values of the Company's revolving credit facility and Term Loan B recorded in Long-term debt on the Condensed Consolidated Balance Sheets approximate their fair values due to the borrowings variable interest rates.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at March 31, 2026 of $597 million, as hedges and therefore does not apply hedge accounting.

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

	As of March 31, 2026		As of December 31, 2025
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$3	$6	$4	$3

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

As of March 31, 2026 and December 31, 2025, information related to these offsetting arrangements was as follows:

(In millions)	As of March 31, 2026
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$23	$—	$23	$(1)	$22

(In millions)	As of March 31, 2026
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$108	$—	$108	$(1)	$107

(In millions)	As of December 31, 2025
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4	$—	$4	$(2)	$2

(In millions)	As of December 31, 2025
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$142	$—	$142	$(2)	$140

The following table presents the location and amount of the gain on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Recognized in Income
		Three Months Ended March 31,
(In millions)		2026	2025
Foreign exchange contracts	Revenue	$(1)	$5
Foreign exchange contracts	Cost of sales	2	(2)
Foreign exchange contracts	Selling, general and administrative expense	—	2
Total		1	5
Remeasurement of assets and liabilities in foreign currencies		1	(2)
Net gain		$2	$3

The following table presents the location and amount of the gain (loss) on derivatives that have been designated as hedging instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended March 31,
(In millions)		2026	2025
Foreign currency derivatives	Other income	$2	$2
Foreign currency derivatives	Interest expense	6	—
Interest rate swaps	Interest expense	—	2
Total gain		$8	$4

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

In the second and third quarter of 2025, the Company entered into a series of cross currency swap agreements that synthetically swap U.S. dollar denominated fixed rate debt to Euro denominated fixed rate debt with a combined notional amount of $2 billion. These cross currency swaps were designated as net investment hedges. Swaps with a combined notional amount of $986 million mature in June 2029, $578 million mature in June 2030, and $581 million mature in June 2031, respectively.

At March 31, 2026, the fair value of these derivatives designated as net investment hedges were recorded in the Condensed Consolidated Balance Sheets as Other assets of $20 million and as Accumulated other comprehensive income, net of tax, of $15 million. At December 31, 2025, the fair value of these derivatives designated as net investment hedges were recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $23 million and as Accumulated other comprehensive income, net of tax, of $17 million.

Fair Value: On January 3, 2025, the Company entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $693 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar denominated debt and related interest payments, excluding the credit spread, by our euro-functional entity.

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

At March 31, 2026, the fair value of these derivatives designated as fair value hedges was recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $102 million and as Accumulated other comprehensive income, net of tax, of $22 million. At December 31, 2025, the fair value of these derivatives designated as fair value hedges was recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $117 million and as Accumulated other comprehensive income, net of tax, of $20 million.

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

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of March 31, 2026, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating leases for which the Company is lessor.

	Three Months Ended March 31,
(In millions)	2026	2025
Fixed payment revenue	$18	$16
Variable payment revenue	11	9
Operating lease revenue	$29	$25

The Company’s sales‑type lease activity was not material for the three months ended March 31, 2026 and 2025.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $86 million at March 31, 2026, represent guarantees of future performance. The Company has also provided approximately $9 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of March 31, 2026, the gross value of these arrangements was not material.

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

	Three Months Ended March 31,
(In millions)	2026	2025
Balance at beginning of period	$21	$12
Expense for new warranties	3	3
Adjustments to existing accruals	(1)	—
Claims paid	(2)	(2)
Added through acquisition	—	8
Translation	—	1
Balance at end of period	$21	$22

NOTE 14. BUSINESS SEGMENT INFORMATION

In the fourth quarter of 2025, the Company realigned its reportable segments to better reflect the continued integration of its operating model. Giving effect to the realignment, the Company operates through two reportable segments: Protein Solutions and Prepared Food and Beverage Solutions. The Company defines its segments based on which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker (CODM) to analyze financial performance, make decisions and allocate resources.

•The Protein Solutions segment includes businesses that provide solutions for initial stage processing and harvesting of animal proteins, primarily focusing on poultry, pork, fish, and beef.

•The Prepared Food and Beverage Solutions segment includes businesses that offer solutions predominantly for downstream value-added preparation, preservation, and packaging of foods and beverages into ready to eat or drink products. This segment also includes solutions that are often end-market agnostic, spanning protein, beverages, fruit & vegetables, pet food, ready meals, pharmaceuticals and neutraceuticals, and warehouse automation.

The Company's Chief Executive Officer is the CODM, who assesses the segments’ performance using each segment’s Adjusted EBITDA. The CODM is not regularly provided with and does not evaluate the segments using segment total assets and therefore, each segment’s total assets are not disclosed.

Segment profitability measures and significant expenses

The following table presents financial information for the Company’s reportable segments and significant expenses regularly provided to the CODM:

	Three Months Ended March 31, 2026
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total
Revenue	$460	$476
Less:
Cost of sales	289	318
Research and development	11	7
Other segment items (1)	94	112
Add:
Depreciation and amortization	34	31
Segment Adjusted EBITDA	$100	$70	$170
Less:
Interest expense, net			10
Other (income)			(2)
Restructuring related costs			(2)
M&A related costs			8
Depreciation and amortization			68
Unallocated amounts:
Corporate expense (2)			28
Income before income taxes			$60
Capital expenditures			$26
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

	Three Months Ended March 31, 2025
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total
Revenue	$378	$476
Less:
Cost of sales	247	314
Research and development	20	10
Other segment items (1)	76	101
Add:
Depreciation and amortization	28	27
Segment Adjusted EBITDA	$63	$78	$141
Less:
Interest expense, net			41
Other (income)			(2)
Pension expense, other than service cost			147
Restructuring related costs			11
M&A related costs			74
Depreciation and amortization			61
Unallocated amounts:
Corporate expense (2)			28
Loss before income taxes			$(219)
Capital expenditures			$20
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

NOTE 15. RESTRUCTURING

Restructuring charges primarily consist of employee separation benefits under existing severance programs, foreign statutory termination benefits, certain one-time termination benefits, contract termination costs and other costs that are associated with restructuring actions. Certain restructuring charges are accrued prior to payments made in accordance with applicable guidance. For such charges, the amounts are determined based on estimates prepared at the time the restructuring actions were approved by management. Inventory write offs due to restructuring are reported in Cost of sales and all other restructuring charges are reported in Selling, general and administrative expense within the Condensed Consolidated Statements of Income.

In the first quarter of 2025, the Company implemented a restructuring plan (the “JBT Marel 2025 Integration restructuring plan”) aiming to achieve a portion of its synergy targets as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan include streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of the Company. The total estimated cost in connection with this plan is in the range of $55 million to $60 million. The Company recognized cumulative restructuring charges of $29 million and expects to recognize the remaining costs by the end of 2026.

The following table details the cumulative restructuring charges reported in operating income for the JBT Marel 2025 Integration restructuring plan since its implementation:

	Cumulative Amount	During the Quarter Ended	Cumulative Amount
(In millions)	Balance as of December 31, 2025	March 31, 2026	Balance as of March 31, 2026
Severance and related expense, net of release	$29	$(2)	$27
Gain on sale of building	—	(1)	(1)
Other	2	1	3
Total restructuring charges, net	$31	$(2)	$29

Restructuring charges, net was ($2) million and $11 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to severance and related costs in both periods. Total restructuring charges, net for the three months ended March 31, 2026 included a $4 million release of severance costs no longer expected to be paid as a result of differences between actual severance payments and original estimates, as well as employee attrition.

The liability balance for the JBT Marel 2025 Integration restructuring plan is included in Other current liabilities in the Condensed Consolidated Balance Sheets. The table below details the activities for the three months ended March 31, 2026 for the JBT Marel 2025 Integration restructuring plan:

		Impact to Earnings
(In millions)	Balance as of December 31, 2025	Charged to Earnings	Releases	Cash Payments	Balance as of March 31, 2026
Severance and related	$16	$2	$(4)	$(5)	$9
Total	$16	$2	$(4)	$(5)	$9

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
The Company calculates amounts and percentages using rounded figures as presented in this section. In prior periods, amounts and percentages were calculated using unrounded values. As a result, certain amounts and percentages may differ slightly from previously presented information.
Executive Overview

JBT Marel Corporation is a leading global food and beverage technology solutions provider to high-value segments of the food and beverage industry. Fueled by our purpose, to transform the future of food, we help our customers maximize production output and performance through our diverse food application knowledge and integrated solutions offerings.

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

In early 2026, we introduced our NextGen strategy that focuses on delivering comprehensive solutions to customers through our leading technology, life cycle support, and food application expertise. Our NextGen strategy includes four key pillars to deliver continued organic growth and margin expansion.

•Customer First Service Organization. Leveraging our global footprint and large installed base to strengthen customer partnerships through a more prescriptive service model. Our enhanced regional service capabilities and data driven approach allow us to improve on-time parts delivery, reduce unplanned downtime events, and optimize our customers’ operations.

•Integrated Value Proposition. Broadening and deepening our product leadership through targeted innovation. Our priorities include strengthening our full-line capabilities, allowing technology to seamlessly flow together as a cohesive system. We also are addressing customer pain points by creating differentiated solutions that increase yield and throughput while reducing waste, labor requirements, and energy usage.

•Capture Full Market Potential. Elevating commercial execution through our customer focused go-to-market strategy that drives cross-selling, accelerates growth in emerging markets, and enhances customer retention.

•Operational Distinctiveness. Harnessing our enterprise-wide relentless continuous improvement culture to reduce operational complexity, unlock efficiency gains, and enable margin improvement.

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

The disclosures in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Quarterly Report on Form 10-Q speak to the combined company subsequent to the Marel Transaction unless otherwise noted.

Business Conditions and Outlook

For the first quarter 2026, we delivered year-over-year growth in revenue, margins, and earnings per share. Our bottom-line performance was driven primarily by lower non-recurring and transaction related costs as well as margin enhancement efforts and lower interest expense. Orders remained strong, reflecting continued commercial momentum from global poultry customers and healthy demand from meat and fruit and vegetable end markets.

For the full year 2026, we continue to expect year-over-year growth in revenue, margins, and earnings per share. At the same time, we are closely monitoring how rising inflation may impact the price-cost dynamics for both JBT Marel and our customers.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue	936	854	82	9.6%
Cost of sales	607	562	(45)	(8.0)%
Gross profit	329	292	37	12.7%
Gross profit margin	35.1%	34.2%	90 bps
Selling, general and administrative expense	261	325	64	19.7%
Operating income (loss)	68	(33)	101	(306.1)%
Pension expense, other than service cost	—	147	147	100.0%
Interest expense, net	10	41	31	75.6%
Other (income)	(2)	(2)	—	—%
Income (loss) before income taxes	60	(219)	279	(127.4)%
Income tax provision (benefit)	15	(46)	(61)	132.6%
Net income (loss)	$45	$(173)	$218	(126.0)%

Adjusted EBITDA (1)	$142	$112	$30	26.8%
Net income (loss) margin	4.8%	(20.3)%	2510 bps
Adjusted EBITDA margin	15.2%	13.1%	210 bps
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA.

Revenue

Total revenue for the three months ended March 31, 2026 increased $82 million or 9.6% compared to the same period in 2025. Organic revenue contributed $30 million and foreign currency translation was favorable by $52 million compared to the prior year. The increase in organic revenue was primarily the result of increases in volume for recurring and non-recurring revenue.

Gross Profit and Gross Profit Margin

Gross profit margin increased 90 bps to 35.1% compared to 34.2% in 2025. The increase was primarily attributable to an increase in revenue and benefits from synergies, partially offset by higher tariff costs compared to the prior year.

Selling, general and administrative expense

Selling, general and administrative expense decreased $64 million compared to the same period in the prior year. Selling, general and administrative expense as a percentage of revenue decreased 1,020 bps to 27.9% compared to 38.1% in the same period last year. This decrease is primarily driven by benefits from our JBT Marel 2025 Integration restructuring plan and lower M&A costs compared to the prior year.

Pension expense, other than service cost

Pension expense, other than service cost decreased $147 million compared to the same period in the prior year. This decrease was primarily due to the settlement charge of $147 million recognized in the first quarter of 2025 upon the termination of the U.S. qualified defined benefit pension plan.

Interest expense, net

Interest expense, net decreased $31 million compared to the prior‑year period, primarily due to the release of capitalized debt issuance costs associated with the termination of the Company’s bridge credit agreement in the first quarter of 2025 and the benefit from the Company’s net investment hedges executed in the second and third quarters of 2025.

Income tax provision (benefit)

The effective tax rate on net income for the three months ended March 31, 2026 was 25.5%. The tax rate for the three months ended March 31, 2026 was unfavorably impacted by discrete items totaling $1 million. The discrete items are primarily driven by an expense from a change in management’s indefinite reinvestment assertion related to foreign earnings and a benefit related to stock compensation.

The effective tax rate on the Company’s net loss for the three months ended March 31, 2025 was 21.1%. The tax benefit for the period was reduced by discrete items totaling $2 million, primarily driven by non-deductible acquisition costs.

Net income (loss) and Adjusted EBITDA

Net income for the three months ended March 31, 2026 was $45 million compared to a net loss of $173 million for the same period in 2025, representing an increase of $218 million. This increase was primarily the result of lower non-recurring costs and lower interest expense compared to the prior year.

Adjusted EBITDA was $142 million for the three months ended March 31, 2026 compared to $112 million during the same period in 2025, representing an increase of $30 million. The increase in Adjusted EBITDA was driven by increased volume and gross profit from synergies.

Net income (loss) margin increased to 4.8% compared to (20.3)% for the same period in 2025. This increase was primarily the result of lower non-recurring costs and lower interest expense compared to the same period in 2025. Adjusted EBITDA margin increased 210 bps to 15.2% compared to 13.1% for the same period in 2025. This increase was driven by a higher gross profit margin and lower selling, general and administrative expense due to volume leverage on fixed costs compared to the prior year.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Three Months Ended March 31, 2026		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue
Protein Solutions	$460	$378	$82	21.7%
Prepared Food and Beverage Solutions	476	476	—	—%
Total revenue	$936	$854	$82	9.6%
Segment Adjusted EBITDA (1)
Protein Solutions	$100	$63	$37	58.7%
Prepared Food and Beverage Solutions	70	78	(8)	(10.3)%
Segment Adjusted EBITDA margin
Protein Solutions	21.7%	16.5%	520 bps
Prepared Food and Beverage Solutions	14.7%	16.4%	-170 bps
(1) Refer to Note 14. Business Segment Information of the Notes to Condensed Consolidated Financial Statements for additional information on segment Adjusted EBITDA.

Protein Solutions

Protein Solutions segment revenue increased by $82 million or 21.7% during the three months ended March 31, 2026 compared to the same period in 2025, of which favorable currency translation accounted for $31 million. Organic revenue growth was driven by higher recurring revenue and a recovery in nonrecurring project activity related to poultry customer end markets compared to the prior‑year period.

Protein Solutions segment Adjusted EBITDA was $100 million or 21.7% of segment revenue, for the three months ended March 31, 2026, compared to $63 million or 16.5% for the same period in 2025. The increase of $37 million or 58.7% was primarily driven by higher gross margin and benefits from synergies, partially offset by higher tariff costs compared to the prior-year period.

Prepared Food and Beverage Solutions

Prepared Food and Beverage Solutions segment revenue was flat for the three months ended March 31, 2026 compared to the same period in 2025, including a $21 million benefit from favorable foreign currency translation. The decline in organic revenue was primarily driven by lower volume across certain segment end markets during the period.

Prepared Food and Beverage Solutions segment Adjusted EBITDA was $70 million, or 14.7% of segment revenue, for the three months ended March 31, 2026, compared to $78 million, or 16.4% for the same period in 2025. The decrease of $8 million or 10.3%, was primarily driven by lower overall performance, higher tariff costs and lower volume across certain segment end markets during the period.

Reconciliation of Non-GAAP Measures

We present non-GAAP financial measures in this quarterly report on Form 10-Q. These non-GAAP financial measures adjust for certain amounts that are otherwise included or excluded from a measure calculated under U.S. GAAP. By adjusting for these items, we believe we provide greater transparency into our operating results and trends, and a more meaningful comparison of our ongoing operating results, consistent with how management evaluates performance. Management uses these non-GAAP financial measures in financial and operational evaluation, planning and forecasting. We also believe that these non-GAAP measures are useful to investors as a way to evaluate and compare our operating performance against peers in the Company's industry. The adjustments generally fall within the following categories: restructuring related costs, M&A related costs, pension-related costs, and other major items affecting comparability of our ongoing operating results.

The non-GAAP financial measures presented in this report may differ from similarly-titled measures used by other companies. The non-GAAP financial measures are not intended to be used as a substitute for, nor should they be considered in isolation of, financial measures prepared in accordance with U.S. GAAP.

Additional details for each Non-GAAP financial measure follow:

•Adjusted EBITDA and Adjusted EBITDA margin: We define Adjusted EBITDA as earnings adjusted for income taxes, interest expense (income), net, other financing income, pension expense other than service cost, restructuring related costs, M&A related costs and depreciation and amortization, including acquisition related depreciation and amortization. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.

•Adjusted income and Adjusted diluted earnings per share: We adjust earnings for restructuring related costs, M&A related costs, which include integration costs, amortization of inventory step-up from business combinations, impacts of foreign currency derivatives and trades to hedge variability of exchange rates on the cash consideration paid for business combination, advisory and transaction costs for both potential and completed M&A transactions and strategy, acquisition related amortization and depreciation, amortization of debt issuance costs related to financing for M&A transactions, non-cash pension plan related settlement costs and the related tax impact.

•Free cash flow: We define free cash flow as cash provided by operating activities, less capital expenditures, plus proceeds from sale of fixed assets and pension contributions.

The tables below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The following table presents a reconciliation of the Company's reported income (loss) to Adjusted EBITDA.

	Three Months Ended March 31,
(In millions)	2026	2025
Net income (loss)	$45	$(173)
Income tax provision (benefit)	15	(46)
Interest expense, net	10	41
Other financing (income) (1)	(2)	(2)
Pension expense, other than service cost (2)	—	147
Restructuring and related costs, net (3)	(2)	10
M&A related costs (4)	8	74
Depreciation and amortization (5)	68	61
Adjusted EBITDA	$142	$112
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
(3) Restructuring and related costs, net incurred as a direct result of the restructuring program primarily consists of severance and related costs and are excluded as they are not part of the ongoing operations of our underlying business.
(4) M&A related costs for the three months ended March 31, 2026, include advisory, strategy and integration related costs for completed M&A transactions. M&A related costs are excluded as they are generally short-term in nature and turn over quickly or are not part of the ongoing operations of our underlying business.
(5) Depreciation and amortization, including the acquisition related amortization and depreciation expense, is excluded to determine Adjusted EBITDA.

The table below provides a reconciliation of income (loss) as reported to adjusted income and adjusted diluted earnings per share.

	Three Months Ended March 31,
(In millions, except per share data)	2026	2025
Net income (loss)	$45	$(173)

Non-GAAP adjustments
Restructuring related costs, net	(2)	11
M&A related costs	8	74
Acquisition related amortization and depreciation	45	42
Impact on tax provision from Non-GAAP adjustments (1)	(13)	(31)
Amortization of bridge financing debt issuance cost	—	12
Recognition of non-cash pension plan related settlement costs	—	147
Impact on tax provision from non-cash pension plan related settlement costs	—	(37)
Discrete tax adjustment from M&A activity	—	5
Adjusted income	$83	$50

Net income (loss)	$45	$(173)
Total shares and dilutive securities	52.4	51.7
Diluted earnings (loss) per share	$0.86	$(3.35)

Adjusted income	$83	$50
Total shares and dilutive securities	52.4	51.7
Adjusted diluted earnings per share	$1.58	$0.97
(1) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for the quarters ended March 31, 2026 and 2025, respectively.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Three Months Ended March 31,
(in millions)	2026	2025
Cash provided by operating activities	$119	$34
Less: capital expenditures	26	20
Plus: proceeds from sale of fixed assets	7	1
Plus: pension contributions	—	3
Free cash flow (FCF)	$100	$18

Restructuring

In the first quarter of 2025, the Company implemented a restructuring plan (the “JBT Marel 2025 Integration Restructuring Plan”) to achieve a portion of its synergy targets as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this includes streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of the Company. The total estimated cost in connection with this plan is in the range of $55 million to $60 million. The Company recognized cumulative restructuring charges of $29 million through March 31, 2026 and expects to recognize the remaining costs by the end of 2026.

The following table details the cumulative amount of annualized savings and incremental savings for the JBT Marel 2025 Integration restructuring plan:

	Cumulative Amount	Incremental Amount	Cumulative Amount
(In millions)	As of December 31, 2025	During the quarter ended March 31, 2026	As of March 31, 2026
Cost of sales	$4	$2	$6
Selling, general and administrative	23	9	32
Total restructuring savings	$27	$11	$38

Cumulative cost savings for the JBT Marel 2025 Integration restructuring plan are expected to be between $65 million and $75 million.

For additional financial information about restructuring, refer to Note 15. Restructuring of the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Our primary sources of liquidity include our cash flows generated from operations and availability under our revolving credit facility.

For the three months ended March 31, 2026, we had total operating cash flows of $119 million. Our liquidity as of March 31, 2026, or cash plus borrowing ability under our existing revolving credit facility, was $2.1 billion.

In the second quarter of 2026, the Company's 0.25% Convertible Senior Notes, which were originally issued in the second quarter of 2021, are scheduled to mature. The Company expects to satisfy the outstanding principal amount of $403 million through cash repayment at maturity, utilizing cash on hand or available under our revolving credit facility. Based on our current capital allocation objectives, we anticipate capital expenditures to be between $105 million and $120 million during 2026. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. During 2026, we also expect to incur integration costs and other synergy-related costs in the range of $45 million to $55 million related to the acquisition of Marel in the first quarter of 2025.

Additionally, the cash flows generated by our operations are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt interest and repayments, dividends, and other financing arrangements.

As of March 31, 2026, we had $211 million of cash and cash equivalents, $103 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital and capital expenditures arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Cash Flows

Cash flows for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Cash provided by operating activities	$119	$34
Cash required by investing activities	(19)	(1,766)
Cash (required) provided by financing activities	(54)	621
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(3)	2
Net increase (decrease) in cash	$43	$(1,109)

Cash provided by operating activities during the three months ended March 31, 2026 was $119 million, representing a $85 million increase compared to the same period in 2025. The increase was driven by higher net income, increased customer advance collections, and lower accounts payable payments, partially offset by higher inventory purchases and receivable growth.

Cash required by investing activities was $19 million during the three months ended March 31, 2026, compared to cash required of $1,766 million during the same period in 2025. The decrease in cash outflows during the period reflects the absence of acquisition-related payments, as the acquisition of Marel occurred in the first quarter of 2025.

Cash required by financing activities was $54 million during the three months ended March 31, 2026, compared to cash provided of $621 million during the same period in 2025. The year-over-year decrease in net cash provided by financing activities was due to the absence of the prior-year financing activities utilized to fund the acquisition of Marel in the first quarter of 2025.

Financing Arrangements

As of March 31, 2026, we had $1.8 billion of availability under the revolving credit facility.

Our Second A&R Credit Agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of March 31, 2026, we were in compliance with all covenants in the Second A&R Credit Agreement. We expect to remain in compliance with all covenants.

On January 2, 2025, we executed takeout financing consisting of an amended and restated 5-year, $1.8 billion revolving credit facility and a 7-year, $900 million senior secured term loan B.

Concurrently with the issuances of the 2026 Notes and the 2030 Notes, we entered into convertible note hedge transactions and warrant transactions.

For additional information about our borrowings, refer to Note 6. Debt of the Notes to the Condensed Consolidated Financial Statements.

As of March 31, 2026, a portion of our total gross outstanding debt of $1,869 million effectively remained fixed rate debt, with the 2026 Notes and the 2030 Notes subject to a fixed rate of 0.25% and 0.375%, respectively. Our revolving credit facility and Term Loan B are subject to floating, or market rates, in addition to a premium charged for their respective credit spreads. Approximately $892 million or 48% of the total debt balance as of March 31, 2026 was variable rate debt and subject to floating rates.

On January 3, 2025, we entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B debt drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $693 million and synthetically swapped an average SOFR interest rate of 3.69% with an average EURIBOR rate of 1.93% for the three months ended March 31, 2026, to hedge the impact of variability in exchange rates on the U.S. dollar dominated debt and related interest payments, excluding credit spread, by our euro-functional entity.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended March 31, 2026. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, management of the Company carried out an evaluation, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended 2025, prior to the acquisition of Marel hf. (“Marel”), Marel management identified material weaknesses in its internal control over financial reporting, which are described below. The acquired business was previously excluded from the Company’s internal control over financial reporting assessment under SEC staff guidance but is included in the Company’s assessment for the current fiscal year.

Conclusion on Effectiveness

In accordance with SEC guidance, the Company recognizes the substantial overlap between a company’s disclosure controls and procedures and its internal control over financial reporting. Due to the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026. Notwithstanding this conclusion, in the opinion of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as reported in conformity with U.S. GAAP.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the acquisition, the management of Marel, which was not previously required to comply with the internal controls requirement of the Sarbanes-Oxley Act or U.S. GAAP, identified the following material weaknesses in its internal control over financial reporting, which remained unremediated as of March 31, 2026:

•Information Technology: The Company’s acquired entity, Marel, did not design and maintain effective information technology general controls for information systems that are relevant to financial reporting. Specifically, the acquired entity did not design and maintain: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized and implemented appropriately.

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

While the above material weaknesses have not resulted in a material misstatement to the consolidated financial statements, such material weaknesses resulted in misstatements that were not material to our consolidated financial statements as of and for the three months ended March 31, 2025. The above material weaknesses could result in misstatements of Marel’s financial statement accounts or disclosures to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan and Progress

The Company is committed to remediating the material weaknesses and has taken, or is in the process of taking, the following remediation measures:

•Applied a risk‑based approach to prioritize the design of controls related to information technology and journal entry processing controls.
•Configuration of controls related to user access and change management within information technology environments impacting financial reporting, with ongoing evaluation of control design, implementation and operating effectiveness.
•Configured system‑based, role‑based access controls over journal entry processing, with ongoing evaluation of control design, implementation and operating effectiveness.
•Continuing to perform manual control activities designed to mitigate risks associated with the identified control deficiencies while remediation efforts are ongoing.
•Continued engagement of external advisors to support remediation efforts, including project management and guidance on control design and documentation.
•Conducting targeted training efforts and hired personnel with relevant internal control experience to support remediation and ongoing control performance.

As management continues to evaluate the Company’s internal control over financial reporting, the Company may take additional measures to address control deficiencies or may modify certain remediation measures described above.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in the evaluation for the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of our business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Appointment of Officer

On April 29, 2026, the Board of Directors appointed Andrew Moller as the Company’s Vice President and Chief Accounting Officer, effective as of June 1, 2026. Mr. Moller, age 51, will serve as the Company’s principal accounting officer. Mr. Moller has served as Vice President and Corporate Controller of CONMED Corporation, a medical device manufacturer, since January 2025. Previously, Mr. Moller served in several roles at Smith & Nephew plc, a medical technology manufacturer: Vice President, Finance Transformation from January 2024 through December 2025, Chief Financial Officer, Asia Pacific Group from April 2023 to February 2024, Vice President Finance – Global Controller from January 2023 through March 2023, Chief Financial Officer, Global ENT from January 2022 through March 2023, and Vice President Finance, Americas Controller from January 2020 to January 2023.

As Vice President and Chief Accounting Officer, Mr. Moller will receive an annual salary of $410,000. Mr. Moller will be eligible to participate in the Company’s short-term incentive compensation program, with a target annual incentive award of 45% of his base salary. Mr. Moller will also be eligible to participate in the Company’s long-term incentive compensation program, with a target annual grant value of $200,000, starting in 2027. Mr. Moller will receive an initial grant of restricted stock units in June 2026 with a value of $100,000. The restricted stock units will have the same vesting conditions as those awarded to other officers under the Company’s long-term incentive compensation program. Additionally, Mr. Moller will receive certain relocation benefits and will be eligible for certain employee benefits generally available to employees at a similar level.

There are no arrangements or understandings between Mr. Moller and any other persons pursuant to which he was selected as an officer of the Company. Mr. Moller has no family relationships with any of the Company’s directors or executive officers or any persons nominated or chosen by the Company to become a director or executive officer, and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Number in Exhibit Table	Description
10.1*	Contract of Employment between Marel Poultry B.V. and Roger Claessens,

10.2*	Form of Executive Officer Time-Based Restricted Stock Unit Grant Agreement Ratable Vesting (Effective 2026).

10.3*	Form of Executive Officer Long Term Incentive Performance Share Restricted Stock Unit Grant Agreement Cliff Vesting (Effective 2026).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) /15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) /15d-14(a).

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JBT Marel Corporation
(Registrant)

/s/ Matthew J. Meister
Matthew J. Meister
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: May 5, 2026