Form 10-Q
period 2026-06-30
JBT MAREL Corp
filed 2026-08-05
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2026
Common Stock, par value $0.01 per share	51,876,817

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$981	$935	$1,917	$1,789
Operating expenses:
Cost of sales	622	600	1,229	1,162
Selling, general and administrative expense	313	287	574	612
Operating income	46	48	114	15
Pension expense, other than service cost	—	—	—	147
Loss on investment	—	11	—	11
Interest expense, net	13	29	23	70
Other income	(2)	(3)	(4)	(5)
Income (loss) before income taxes	35	11	95	(208)
Income tax provision (benefit)	7	8	22	(38)
Net income (loss)	$28	$3	$73	$(170)

Earnings (loss) per share:
Basic	$0.54	$0.07	$1.40	$(3.27)
Diluted	$0.54	$0.07	$1.40	$(3.27)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$28	$3	$73	$(170)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments	(20)	269	(37)	423
Pension and other postretirement benefits adjustments	—	—	—	112
Derivatives designated as hedges	2	(4)	—	(24)
Other comprehensive (loss) income	(18)	265	(37)	511
Comprehensive income	$10	$268	$36	$341

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except for share data and number of shares)	June 30, 2026	December 31, 2025
Assets:
Current Assets:
Cash and cash equivalents	$93	$168
Restricted cash	19	19
Trade receivables, net of allowances	443	443
Contract assets	144	119
Inventories	700	644
Other current assets	215	190
Total current assets	1,614	1,583
Property, plant and equipment, net of accumulated depreciation of $423 and $392, respectively	773	793
Goodwill	3,385	3,428
Intangible assets, net	1,972	2,122
Other assets	262	265
Total Assets	$8,006	$8,191

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt	$9	$412
Accounts payable, trade and other	300	262
Advance and progress payments	561	518
Accrued payroll	157	170
Other current liabilities	276	260
Total current liabilities	1,303	1,622
Long-term debt	1,670	1,470
Deferred tax liabilities	356	383
Other liabilities	205	252
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2026 or 2025	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; June 30, 2026: 52,075,770 issued, and 51,875,970 outstanding; December 31, 2025: 51,974,355 issued and outstanding	1	1
Treasury stock, at cost June 30, 2026: 199,800 shares and December 31, 2025: 0 shares	(26)	—
Additional paid-in capital	2,726	2,717
Retained earnings	1,527	1,465
Accumulated other comprehensive income	244	281
Total stockholders’ equity	4,472	4,464
Total Liabilities and Stockholders’ Equity	$8,006	$8,191

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$73	$(170)
Adjustments to reconcile income (loss) to cash provided by operating activities:
Depreciation and amortization	134	143
Stock-based compensation	19	9
Impairment of intangible assets	33	—
Pension and other post-retirement benefits expense	—	148
Other, net	5	49
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(29)	31
Inventories	(60)	(65)
Accounts payable, trade and other	45	14
Advance and progress payments	51	27
Other assets and liabilities, net	(50)	(49)
Cash provided by operating activities	221	137
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,746)
Capital expenditures	(51)	(39)
Proceeds from disposal of assets	9	5
Cash required by investing activities	(42)	(1,780)
Cash flows from financing activities:
Repayment of domestic credit facility	(314)	(1,368)
Proceeds from domestic credit facility, net of debt issuance costs	712	1,114
Proceeds from Term Loan B, net of debt issuance costs	—	898
Repayment of Term Loan B	(202)	(2)
Repayment of 2026 Notes	(403)	—
Payment of debt issuance costs related to the Marel Transaction	—	(13)
Acquisition of noncontrolling interest of Marel	—	(24)
Settlement of taxes withheld on stock-based compensation awards	(10)	(8)
Settlement of deal contingent hedge	—	(43)
Dividends	(11)	(11)
Purchases of treasury stock	(26)	—
Cash (required) provided by financing activities	(254)	543

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	2

Net (decrease) increase in cash, cash equivalents and restricted cash	(75)	(1,098)
Cash, cash equivalents, and restricted cash, beginning of period	187	1,228
Cash, cash equivalents and restricted cash, end of period	$112	$130

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$93	$112
Restricted cash	19	18
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$112	$130

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended June 30, 2026
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2026	$1	$—	$2,715	$1,505	$262	$4,483
Net income	—	—	—	28	—	28
Issuance of common stock	—	—	—	—	—	—
Purchases of Treasury Stock	—	(26)	—	—	—	(26)
Common stock cash dividends, $0.10 per share	—	—	—	(6)	—	(6)
Foreign currency translation adjustments, net of income taxes of $3	—	—	—	—	(20)	(20)
Derivatives designated as hedges, net of income taxes of $(1)	—	—	—	—	2	2
Stock-based compensation expense	—	—	12	—	—	12
Taxes withheld on issuance of stock-based awards	—	—	(1)	—	—	(1)
Other	—	—	—	—	—	—
Balance at June 30, 2026	$1	$(26)	$2,726	$1,527	$244	$4,472

	Six Months Ended June 30, 2026
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2025	$1	$—	$2,717	$1,465	$281	$4,464
Net income	—	—	—	73	—	73
Issuance of common stock	—	—	—	—	—	—
Purchases of Treasury Stock	—	(26)	—	—	—	(26)
Common stock cash dividends, $0.10 per share	—	—	—	(11)	—	(11)
Foreign currency translation adjustments, net of income taxes of $(8)	—	—	—	—	(37)	(37)
Derivatives designated as hedges, net of income taxes of $0	—	—	—	—	—	—
Stock-based compensation expense	—	—	19	—	—	19
Taxes withheld on issuance of stock-based awards	—	—	(10)	—	—	(10)
Other	—	—	—	—	—	—
Balance at June 30, 2026	$1	$(26)	$2,726	$1,527	$244	$4,472

	Three Months Ended June 30, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at March 31, 2025	$—	$—	$2,727	$1,358	$22	$4,107
Net income	—	—	—	3	—	3
Common stock cash dividends, $0.10 per share	—	—	—	(5)	—	(5)
Foreign currency translation adjustments, net of income taxes of $3	—	—	—	—	269	269
Derivatives designated as hedges, net of income taxes of $1	—	—	—	—	(4)	(4)
Stock-based compensation expense	—	—	5	—	—	5
Taxes withheld on issuance of stock-based awards	—	—	(1)	—	—	(1)
Balance at June 30, 2025	$—	$—	$2,731	$1,356	$287	$4,374

	Six Months Ended June 30, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2024	$—	$(2)	$234	$1,536	$(224)	$1,544
Net loss	—	—	—	(170)	—	(170)
Issuance of common stock	—	—	2,498	—	—	2,498
Issuance of treasury stock	—	2	(2)	—	—	—
Common stock cash dividends, $0.20 per share	—	—	—	(10)	—	(10)
Foreign currency translation adjustments, net of income taxes of $3	—	—	—	—	423	423
Derivatives designated as hedges, net of income taxes of $8	—	—	—	—	(24)	(24)
Pension and other postretirement liability adjustments, net of income taxes of $(38)	—	—	—	—	112	112
Stock-based compensation expense	—	—	9	—	—	9
Taxes withheld on issuance of stock-based awards	—	—	(8)	—	—	(8)
Balance at June 30, 2025	$—	$—	$2,731	$1,356	$287	$4,374

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

Basis of Presentation

In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. Certain prior‑period amounts for the three and six months ended June 30, 2025 have been reclassified to conform to the presentation adopted for the three and six months ended June 30, 2026. These reclassifications had no impact on previously reported results of operations or financial position.

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

Share Repurchase Program

On May 14, 2026, the Company's Board of Directors authorized a share repurchase program of up to $200 million of the Company's common stock through May 31, 2029. Additional information regarding the program is included in Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

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

For further segment information, see below Note 14. Business Segment Information and Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revision of Previously Issued Financial Statements

During 2025, the Company identified and corrected certain errors relating to the presentation of its Statements of Cash Flows specific to financing activities. The Company improperly reported revolving credit facility cash activity on a net basis, resulting in an understatement of gross repayments and borrowings for the revolving credit facility for the period ending June 30, 2025 as detailed below. Additionally, the Company improperly reported the current portion of the proceeds from Term Loan B as proceeds from the revolving credit facility, understating the proceeds from Term Loan B, net of debt issuance costs, for the period ending June 30, 2025, by the amounts noted below.

(In millions)	Six months ended June 30, 2025
Consolidated Statement of Cash Flows	As Reported	Adjustment	As Revised
Repayment of domestic credit facility	$(853)	(515)	$(1,368)
Proceeds from domestic credit facility, net of debt issuance costs	$—	1,114	1,114
Net proceeds from domestic credit facility, net of debt issuance costs	$606	(606)	$—
Proceeds from Term Loan B, net of debt issuance costs	$890	8	$898
Cash provided (required) by continuing financing activities	$543	—	$543

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

The acquisition of Marel provided revenue of $926 million and operating income of $5 million for the period from the acquisition date through June 30, 2025.

Acquisition-related transaction costs totaling $58 million were recorded as Selling, general and administrative expense in the Condensed Consolidated Statements of Income during the six months ended June 30, 2025.

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

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total
Balance as of December 31, 2025	$2,306	$1,122	$3,428
Currency translation	(30)	(13)	(43)
Balance as of June 30, 2026	$2,276	$1,109	$3,385

Intangible assets consisted of the following:

	June 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$1,625	$322	$1,691	$285
Patents and acquired technology	560	168	590	165
Trademarks	305	39	313	34
Non-amortizing intangible assets	11	—	11	—
Other	11	11	11	10
Total intangible assets	$2,512	$540	$2,616	$494

Intangible asset amortization expense was $39 million and $48 million for the three months ended June 30, 2026 and 2025, respectively, and $78 million and $87 million for the six months ended June 30, 2026 and 2025, respectively.

During the three months ended June 30, 2026, the Company recorded a $33 million impairment charge related to acquired intangible assets within the Protein Solutions segment, consisting of $27 million related to customer relationships and $6 million related to patents and acquired technology. The impairment charge was recorded within Selling, general and administrative expenses. The impairment resulted from updated business forecasts for the affected operation. The impairment fully impaired the related acquired intangible assets and is not expected to materially affect the Company's future operating results.

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	June 30, 2026	December 31, 2025
Raw materials	$210	$218
Work in process	115	82
Finished goods	410	375
Gross inventories before valuation adjustments	735	675
Valuation adjustments	(35)	(31)
Net inventories	$700	$644

NOTE 5. PENSION

Termination of U.S. qualified defined benefit pension plan

During 2024, the Company obtained approval from its Board of Directors to settle all outstanding obligations of the U.S. qualified defined benefit pension plan (the “Plan”), through a combination of voluntary lump sum payments and the purchase of an annuity contract. On February 4, 2025, the Company completed the termination of the Plan via the purchase of an annuity contract for $179 million, funded entirely by the Plan assets. No additional cash contribution was required to settle the Company's outstanding obligations and terminate the Plan. Upon the termination, the Company recognized a pre-tax settlement charge of $147 million in Pension expense, other than service cost to recognize the remaining pre-tax accumulated other comprehensive loss related to the Plan in the first quarter of 2025.

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	June 30, 2026	December 31, 2025
Revolving credit facility (1)	January 2, 2030	$437	$38
Less: unamortized debt issuance costs		(1)	—
Revolving credit facility, net		436	38

Senior Secured Term Loan B (2)	January 2, 2032	691	893
Less: unamortized debt issuance costs		(11)	(13)
Senior Secured Term Loan B, net		680	880

2030 Convertible senior notes (3)	September 15, 2030	575	575
Less: unamortized debt issuance costs		(15)	(15)
Convertible senior notes, net		560	560

2026 Convertible senior notes	May 15, 2026	—	403
Less: unamortized debt issuance costs		—	(1)
Convertible senior notes, net		—	402

Other (4)		3	2

Total debt, including current portion		1,679	1,882
Less: current portion of debt		9	412
Long-term debt, net		$1,670	$1,470
(1) Weighted-average interest rate at June 30, 2026 was 5.19%.
(2) Effective interest rate for the Term Loan B (as defined below) for the quarter ended June 30, 2026 was 5.40%.
(3) Effective interest rate for the 2030 Notes (as defined below) for the quarter ended June 30, 2026 was 0.93%.
(4) Foreign line of credit and other borrowing arrangements.

The Company had access to short-term financing of $41 million and $46 million as of June 30, 2026 and December 31, 2025, respectively.

Components of interest expense recognized for the Senior Secured Term Loan B (the “Term Loan B”) and the 0.375% Convertible Senior Notes due 2030 (the “2030 Notes”) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Contractual interest expense, Term Loan B	$12	$15	$24	$29
Interest cost related to amortization of issuance costs, Term Loan B	—	—	1	1
Total interest expense, Term Loan B	$12	$15	$25	$30
Contractual interest expense, the 2030 Notes	$1	$1	$2	$1
Interest cost related to amortization of issuance costs, the 2030 Notes	1	—	2	1
Total interest expense, the 2030 Notes	$2	$1	$4	$2

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

The Company's credit facility includes restrictive covenants that, if not met, could lead to renegotiation of its credit facility, a requirement to repay its borrowings, and/or a significant increase in its cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of June 30, 2026, the Company was in compliance with its restrictive covenants.

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

In the second quarter of 2026, the Company’s 0.25% Convertible Senior Notes due 2026 (the “2026 Notes”), which were issued in the second quarter of 2021, matured. The Company satisfied the outstanding principal amount of $403 million through cash repayment at maturity in the second quarter of 2026.

Hedge Transactions

In connection with the issuance of the 2030 Notes, the Company entered into certain hedge transactions (the “Hedge Transactions”). The Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the converted 2030 Notes, subject to customary adjustments.

The Company paid an aggregate amount of approximately $106 million for the related Hedge Transactions for the 2030 Notes. The Hedge Transactions cover, subject to anti-dilution adjustments, approximately 3.1 million shares of the Company’s common stock with respect to the 2030 Notes. This is the same number of shares initially underlying the 2030 Notes at the strike price of $187.77, subject to customary adjustments. The Hedge Transactions will expire upon the maturity of the 2030 Notes unless earlier exercised or terminated.

The Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders’ Equity, and therefore are not revalued after issuance.

The Company has made tax elections to integrate the 2030 Notes and the related Hedge Transactions, which results in the Hedge Transactions being deductible as original issue discount interest for tax purposes over the term of the 2030 Notes, with the associated deferred tax assets recorded as adjustments to Additional paid-in capital.

Warrant Transactions

In connection with the Hedge Transactions, the Company also entered into certain warrant transactions (the “Warrant Transactions”). The Warrant Transactions relate to warrants to acquire, subject to anti-dilution adjustments, approximately 3.1 million shares of the Company’s common stock with respect to the 2030 Notes, at initial strike prices of approximately $283.42 per share. The Company received aggregate proceeds of $51 million from the related Warrant Transactions for the 2030 Notes, with such proceeds partially offsetting the costs of entering into the related Hedge Transactions. The 2030 warrants expire in September 2030. The Company has outstanding warrants related to its 2026 Notes, which were repaid in full during the second quarter of 2026. The warrants expire in August 2026 and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three and six months ended June 30, 2026 and 2025 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation and Other (1)	Total (1)
Beginning balance, December 31, 2025	$(7)	$(18)	$306	$281
Other comprehensive income before reclassification	—	(1)	(13)	(14)
Amounts reclassified from accumulated other comprehensive income	—	(1)	(4)	(5)
Balance, March 31, 2026	(7)	(20)	289	262
Other comprehensive income (loss) before reclassification	—	4	(15)	(11)
Amounts reclassified from accumulated other comprehensive income	—	(2)	(5)	(7)
Ending balance, June 30, 2026	$(7)	$(18)	$269	$244
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the three and six months ended June 30, 2026 were immaterial. Reclassification adjustments for derivatives designated as hedges were $2 million and $4 million of benefit for the three- and six-month periods, respectively. Reclassification adjustments for foreign currency translation related to net investment hedges were $4 million of benefit for both the three and six months ended June 30, 2026. All amounts are presented net of tax.

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
Beginning balance, December 31, 2024	$(113)	$2	$(113)	$(224)
Other comprehensive income (loss) before reclassification	2	(17)	154	139
Amounts reclassified from accumulated other comprehensive income	110	(3)	—	107
Balance, March 31, 2025	(1)	(18)	41	22
Other comprehensive income (loss) before reclassification	—	(1)	269	268
Amounts reclassified from accumulated other comprehensive income	—	(3)	—	(3)
Ending balance, June 30, 2025	$(1)	$(22)	$310	$287
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the six months ended June 30, 2025 were $147 million of charges to pension expense, other than service cost, net of $37 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $5 million of benefit, including $2 million recognized in interest expense and $3 million recognized in other income, net of related income tax effects. There were no reclassification adjustments related to foreign currency translation for the six months ended June 30, 2025.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.5 billion in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of June 30, 2026. The Company expects to complete these obligations and recognize revenue in the range of 60% to 70% during 2026, 30% to 40% during 2027, and the remainder after 2027.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025 (3)
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Protein Solutions	Prepared Food and Beverage Solutions
Type of Good or Service
Recurring (1)	$239	$258	$228	$257
Non-recurring (1)	228	256	193	257
Total	467	514	421	514

Geographical Region (2)
U.S. and Canada	146	233	129	253
Europe, Middle East and Africa	239	180	197	165
Asia Pacific	41	40	48	53
Latin America	41	61	47	43
Total	467	514	421	514

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025 (3)
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Protein Solutions	Prepared Food and Beverage Solutions
Type of Good or Service
Recurring (1)	$474	$508	$437	$497
Non-recurring (1)	453	482	362	493
Total	927	990	799	990

Geographical Region (2)
U.S. and Canada	279	456	258	470
Europe, Middle East and Africa	496	342	370	339
Asia Pacific	70	79	85	93
Latin America	82	113	86	88
Total	927	990	799	990
(1) Recurring revenue includes revenue from aftermarket parts and services, re-build services on customer owned equipment, operating leases of equipment, and subscription-based software applications. Non-recurring revenue includes new equipment and installation and the sale of software licenses.
(2) Geographical region represents the region in which the end customer resides.
(3) Segment revenues for the three and six months ended June 30, 2025 were recast to reflect the Company’s realignment of its reportable segments, effective in the fourth quarter of 2025.

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	June 30, 2026	December 31, 2025
Contract Assets	$144	$119
Contract Liabilities	545	499

	June 30, 2025	December 31, 2024
Contract Assets	129	95
Contract Liabilities	508	178

The revenue recognized during the six months ended June 30, 2026 and 2025 that was included in contract liabilities at the beginning of the period amounted to $245 million and $145 million, respectively. The Company assumed contract liabilities from acquisitions in the amount of $263 million in 2025. The remainder of the change from December 31, 2025 and December 31, 2024 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income (loss) for the respective periods and basic and diluted shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Basic earnings (loss) per share:
Net income (loss)	$28	$3	$73	$(170)
Weighted average number of shares outstanding	52.1	52.1	52.1	51.9
Basic earnings per share from net income (loss)	$0.54	$0.07	$1.40	$(3.27)
Diluted earnings (loss) per share:
Net income (loss)	$28	$3	$73	$(170)
Weighted average number of shares outstanding	52.1	52.1	52.1	51.9
Effect of dilutive securities:
Restricted stock (1)	0.1	0.1	0.2	—
Total shares and dilutive securities	52.2	52.2	52.3	51.9
Diluted earnings per share from net income (loss)	$0.54	$0.07	$1.40	$(3.27)

Restricted stock shares with anti-dilutive effect excluded from the computation of diluted earnings per share(1)	—	—	—	0.1
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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of June 30, 2026				As of December 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$37	$37	$—	$—	$36	$36	$—	$—
Derivatives	10	—	10	—	4	—	4	—
Total assets	$47	$37	$10	$—	$40	$36	$4	$—
Liabilities:
Derivatives	$99	$—	$99	$—	$143	$—	$143	$—
Total liabilities	$99	$—	$99	$—	$143	$—	$143	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan and the executive severance plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of June 30, 2026 and December 31, 2025, $1 million and $2 million, respectively, of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Restricted cash and Other assets in the Condensed Consolidated Balance Sheets.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. As of June 30, 2026, the fair value of the 2030 Notes estimated using Level 2 inputs was $583 million.

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

Foreign Exchange: The Company manufactures and sells products in a number of countries throughout the world and, as a result, the Company is exposed to movements in foreign currency exchange rates. The Company's major foreign currency exposures involve the markets in Western Europe, South America and Asia. Some sales and purchase contracts contain embedded derivatives due to the nature of doing business in certain jurisdictions, which the Company takes into consideration as part of its risk management policy. The purpose of foreign currency hedging activities is to manage the economic impact of exchange rate volatility associated with anticipated foreign currency purchases and sales made in the normal course of business. The Company primarily utilizes forward foreign exchange contracts with maturities of less than one year in managing this foreign exchange rate risk. The Company has not designated these forward foreign exchange contracts, which had a notional value at June 30, 2026 of $447 million, as hedges and therefore does not apply hedge accounting.

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

	As of June 30, 2026		As of December 31, 2025
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$4	$5	$4	$3

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

As of June 30, 2026 and December 31, 2025, information related to these offsetting arrangements was as follows:

(In millions)	As of June 30, 2026
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$10	$—	$10	$(2)	$8

(In millions)	As of June 30, 2026
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$99	$—	$99	$(2)	$97

(In millions)	As of December 31, 2025
Offsetting of Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$4	$—	$4	$(2)	$2

(In millions)	As of December 31, 2025
Offsetting of Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Amount Subject to Master Netting Agreement	Net Amount
Derivatives	$142	$—	$142	$(2)	$140

The following table presents the location and amount of the gain on foreign currency derivatives and on the remeasurement of assets and liabilities denominated in foreign currencies, as well as the net impact recognized in the Condensed Consolidated Statements of Income:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2026	2025	2026	2025
Foreign exchange contracts	Revenue	$1	$2	$(1)	$6
Foreign exchange contracts	Cost of sales	(1)	(2)	1	(4)
Foreign exchange contracts	Selling, general and administrative expense	(1)	1	(1)	4
Total		(1)	1	(1)	6
Remeasurement of assets and liabilities in foreign currencies		2	(4)	3	(6)
Net gain (loss)		$1	$(3)	$2	$—

The following table presents the location and amount of the gain (loss) on derivatives that have been designated as hedging instruments in the Condensed Consolidated Statements of Income:

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
(In millions)		2026	2025	2026	2025
Foreign currency derivatives	Other income	$2	$3	$4	$5
Foreign currency derivatives	Interest expense	—	—	6	—
Interest rate swaps	Interest expense	—	—	—	2
Total gain		$2	$3	$10	$7

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

In the second and third quarters of 2025, the Company entered into a series of cross currency swap agreements that synthetically swap U.S. dollar denominated fixed rate debt to Euro denominated fixed rate debt with a combined notional amount of $2 billion. These cross currency swaps were designated as net investment hedges. Swaps with a combined notional amount of $986 million mature in June 2029, $578 million mature in June 2030, and $581 million mature in June 2031, respectively.

At June 30, 2026, the fair value of these derivatives designated as net investment hedges were recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $7 million and as Accumulated other comprehensive loss, net of tax, of $5 million. At December 31, 2025, the fair value of these derivatives designated as net investment hedges were recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $23 million and as Accumulated other comprehensive income, net of tax, of $17 million.

Fair Value: On January 3, 2025, the Company entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $691 million and synthetically swap interest rates from SOFR to EURIBOR and hedge the impact of variability in exchange rates on the U.S. dollar denominated debt and related interest payments, excluding the credit spread, by our euro-functional entity.

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

At June 30, 2026, the fair value of these derivatives designated as fair value hedges was recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $93 million and as Accumulated other comprehensive income, net of tax, of $19 million. At December 31, 2025, the fair value of these derivatives designated as fair value hedges was recorded in the Condensed Consolidated Balance Sheets as Other liabilities of $117 million and as Accumulated other comprehensive income, net of tax, of $20 million.

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

Credit Risk

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss in the event of non-performance by the counterparty, for all receivables and derivative contracts as of June 30, 2026, is limited to the amount drawn and outstanding on the financial instrument. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data of the Company's most recent Annual Report on Form 10-K, for a description of how allowance for credit loss is determined on financial assets measured at amortized cost, which includes Trade receivables, Contract assets, and non-current receivables.

NOTE 12. LEASES

The following table provides the required information regarding operating leases for which the Company is lessor.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Fixed payment revenue	$19	$18	$37	$34
Variable payment revenue	9	7	20	16
Operating lease revenue	$28	$25	$57	$50

The Company’s sales‑type lease activity was not material for the three and six months ended June 30, 2026 and 2025.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $93 million at June 30, 2026, represent guarantees of future performance. The Company has also provided approximately $10 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of June 30, 2026, the gross value of these arrangements was not material.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Balance at beginning of period	$21	$22	$21	$12
Expense for new warranties	4	3	7	6
Adjustments to existing accruals	—	—	(1)	—
Claims paid	(7)	(2)	(9)	(4)
Added through acquisition	—	—	—	8
Translation	—	1	—	2
Balance at end of period	$18	$24	$18	$24

NOTE 14. BUSINESS SEGMENT INFORMATION

In the fourth quarter of 2025, the Company realigned its reportable segments to better reflect the continued integration of its operating model. Giving effect to the realignment, the Company operates through two reportable segments: Protein Solutions and Prepared Food and Beverage Solutions. The Company defines its segments based on which internally reported financial information is regularly reviewed by the Chief Operating Decision Maker (CODM) to analyze financial performance, make decisions, and allocate resources.

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

Segment profitability measures and significant expenses

The following table presents financial information for the Company’s reportable segments and significant expenses regularly provided to the CODM:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total	Protein Solutions	Prepared Food and Beverage Solutions	Total
Revenue	$467	$514		$421	$514
Less:
Cost of sales	282	340		270	330
Research and development	11	6		21	10
Other segment items (1)	95	107		87	112
Add:
Depreciation and amortization	33	29		43	32
Segment Adjusted EBITDA	$112	$90	$202	$86	$94	$180
Less:
Interest expense, net			13			29
Other income			(2)			(3)
Restructuring related costs			12			6
M&A related costs			11			20
Impairment of intangible assets			33			—
Loss on investment			—			11
Depreciation and amortization			66			82
Unallocated amounts:
Corporate expense (2)			34			24
Income before income taxes			$35			$11
Capital expenditures			$25			$19

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total	Protein Solutions	Prepared Food and Beverage Solutions	Total
Revenue	$927	$990		$799	$990
Less:
Cost of sales	571	658		517	644
Research and development	22	13		41	20
Other segment items (1)	189	219		163	213
Add:
Depreciation and amortization	67	60		71	59
Segment Adjusted EBITDA	$212	$160	$372	$149	$172	$321
Less:
Interest expense, net			23			70
Other income			(4)			(5)
Restructuring related costs			10			17
M&A related costs			19			94
Impairment of intangible assets			33			—
Loss on investment			—			11
Pension expense, other than service cost			—			147
Depreciation and amortization			134			143
Unallocated amounts:
Corporate expense (2)			62			52
Income before income taxes			$95			$(208)
Capital expenditures			$51			$39
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

In the first quarter of 2025, the Company implemented a restructuring plan (the “JBT Marel 2025 Integration restructuring plan”) aiming to achieve a portion of its synergy targets as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan include streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of the Company. The total estimated cost in connection with this plan is in the range of $55 million to $60 million. The Company expects to recognize the remaining costs by the end of 2026.

The following table summarizes the cumulative restructuring charges recognized in operating income under the Company's restructuring plans, including the JBT Marel 2025 Integration restructuring plan, from the date the plan was initiated through June 30, 2026.:

	Cumulative Amount	During the Quarter Ended		Cumulative Amount
(In millions)	Balance as of December 31, 2025	March 31, 2026	June 30, 2026	Balance as of June 30, 2026
Severance and related expense, net of release	$29	$(2)	$12	$39
Gain on sale of building	—	(1)	—	(1)
Other	2	1	—	3
Total restructuring charges, net	$31	$(2)	$12	$41

Restructuring charges, net were $12 million and $6 million for the three months ended June 30, 2026 and 2025, respectively, primarily related to severance and related costs in both periods.

The following table details the restructuring liability balance for the JBT Marel 2025 Integration restructuring plan, recorded in Other current liabilities on the Condensed Consolidated Balance Sheets, for the six months ended June 30, 2026:

		Impact to Earnings
(In millions)	Balance as of December 31, 2025	Charged to Earnings	Releases(1)	Cash Payments	Balance as of June 30, 2026
Severance and related	$16	$15	$(5)	$(8)	$18
Total	$16	$15	$(5)	$(8)	$18
(1) Includes reductions of severance liabilities resulting from revisions to estimated severance payments and employee attrition.

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

Business Conditions and Outlook

We achieved another strong quarter of inbound orders, demonstrating the value of our comprehensive solutions and cross-selling capabilities. Demand remained strong in the poultry end market, with meaningful investment in further processing technology. Additionally, we saw healthy demand in meat and beverage end markets with improved investment in warehouse automation after a few soft quarters. We delivered year-over-year growth in revenue and margins driven primarily by higher non-recurring revenue within the poultry end market and net tariff recoveries.

For the full year 2026, we continue to expect year-over-year growth in revenue, margins, and earnings per share, which are supported by our record backlog and operational improvement initiatives. At the same time, we are closely monitoring how rising inflation may impact the price-cost dynamics for both JBT Marel and our customers.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue	981	935	46	4.9%
Cost of sales	622	600	(22)	(3.7)%
Gross profit	359	335	24	7.2%
Gross profit margin	36.6%	35.8%	80 bps
Selling, general and administrative expense	313	287	(26)	(9.1)%
Operating income	46	48	(2)	(4.2)%
Loss on investment	—	11	11	100.0%
Interest expense, net	13	29	16	55.2%
Other income	(2)	(3)	(1)	33.3%
Income (loss) before income taxes	35	11	24	218.2%
Income tax provision (benefit)	7	8	1	(12.5)%
Net income (loss)	$28	$3	$25	833.3%

Adjusted EBITDA (1)	$168	$156	$12	7.7%
Net income (loss) margin	2.9%	0.4%	250 bps
Adjusted EBITDA margin	17.1%	16.7%	40 bps
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA.

Revenue

Total revenue for the three months ended June 30, 2026 increased $46 million, or 4.9%, compared to the same period in 2025. Organic revenue growth contributed $27 million, while favorable foreign currency translation contributed $19 million. The increase in organic revenue was primarily driven by higher volume in both recurring and non-recurring revenue.

Gross Profit and Gross Profit Margin

Gross profit margin increased 80 bps to 36.6% compared to 35.8% in 2025. The increase primarily reflected a favorable net tariff impact, including tariff recoveries recognized during the second quarter of 2026, higher sales volumes and improved leverage of fixed costs, partially offset by higher inflationary costs. Net tariff impact contributed 62 bps to the year-over-year increase in gross profit margin.

Selling, general and administrative expense

Selling, general and administrative expense increased $26 million and as a percentage of revenue increased 120 bps to 31.9% compared to 30.7% for the same period in the prior year. The increase was primarily driven by a one-time $33 million intangible asset impairment charge recorded during the second quarter of 2026, partially offset by lower acquisition-related depreciation and amortization expense compared to the prior-year period.

Interest expense, net

Interest expense, net, decreased by $16 million compared to the prior-year period, primarily due to benefits realized from the Company’s net investment hedges executed during the second and third quarters of 2025, as well as lower average debt balances during the period.

Income tax provision (benefit)

The effective tax rate on net income (loss) for the three months ended June 30, 2026 was 18.6%, compared to 68.1% for the same period in 2025. The 2026 tax rate reflected a favorable discrete tax benefit of $3 million resulting from the completion of the annual calculation of U.S. tax inclusions associated with prior-year foreign earnings. The 2025 tax rate was elevated due to lower pre-tax income and the impact of discrete tax expense totaling $3 million, primarily related to a non-deductible loss on investment and changes in the forecasted full-year effective tax rate.

Net income (loss) and Adjusted EBITDA

Net income for the three months ended June 30, 2026 was $28 million compared to $3 million for the same period in 2025, an increase of $25 million. The increase was primarily driven by higher revenue, lower acquisition-related depreciation and amortization expense, lower interest expense, and a favorable net tariff impact, partially offset by a $33 million intangible asset impairment charge recorded during the second quarter of 2026 and higher inflationary costs. Net income margin increased to 2.9% compared to 0.4% for the same period in 2025.

Adjusted EBITDA was $168 million for the three months ended June 30, 2026 compared to $156 million for the same period in 2025, an increase of $12 million. Adjusted EBITDA margin increased 40 bps to 17.1% compared to 16.7% in the prior-year period. The increase was primarily driven by a favorable net tariff impact, including tariff recoveries recognized during the second quarter of 2026, as well as higher sales volume and improved fixed-cost leverage. These benefits were partially offset by higher inflationary costs.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue	1,917	1,789	128	7.2%
Cost of sales	1,229	1,162	(67)	(5.8)%
Gross profit	688	627	61	9.7%
Gross profit margin	35.9%	35.0%	90 bps
Selling, general and administrative expense	574	612	38	6.2%
Operating income	114	15	99	660.0%
Pension expense, other than service cost	—	147	147	100.0%
Loss on investment	—	11	11	100.0%
Interest expense, net	23	70	47	67.1%
Other income	(4)	(5)	(1)	20.0%
Income (loss) before income taxes	95	(208)	303	(145.7)%
Income tax provision (benefit)	22	(38)	(60)	157.9%
Net income (loss)	$73	$(170)	$243	(142.9)%

Adjusted EBITDA (1)	$310	$268	$42	15.7%
Net income (loss) margin	3.8%	(9.5)%	1330 bps
Adjusted EBITDA margin	16.2%	15.0%	120 bps
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA.

Revenue

Total revenue for the six months ended June 30, 2026 increased $128 million or 7.2%, compared to the same period in 2025. Organic revenue contributed $57 million, while favorable foreign currency translation contributed $71 million. The increase in organic revenue was primarily driven by higher volume in both recurring and non-recurring revenue.

Gross Profit and Gross Profit Margin

Gross profit margin increased 90 bps to 35.9% compared to 35.0% in 2025. The increase primarily reflected higher sales volume and improved fixed-cost leverage. These favorable factors were partially offset by higher inflationary costs and net tariff-related impact, which represented a 42 bps year-over-year headwind to gross profit margin, inclusive of tariff recoveries recognized during the second quarter of 2026.

Selling, general and administrative expense

Selling, general and administrative expense decreased $38 million compared to the same period in the prior year. Selling, general and administrative expense as a percentage of revenue decreased 430 bps to 29.9% compared to 34.2% in the same period last year. The decrease was primarily driven by lower acquisition-related depreciation and amortization expense and lower transaction and integration costs compared to the prior-year period.

Pension expense, other than service cost

Pension expense, other than service cost decreased $147 million compared to the same period in the prior year. This decrease was attributable to a one-time $147 million settlement charge recognized in the first quarter of 2025 upon the termination of the U.S. qualified defined benefit pension plan.

Interest expense, net

Interest expense, net decreased $47 million compared with the prior-year period, primarily due to the release of capitalized debt issuance costs associated with the termination of the Company’s bridge credit agreement in the first quarter of 2025, as well as benefits from the Company's net investment hedges executed during the second and third quarters of 2025.

Income tax provision (benefit)

The effective tax rate on net income for the six months ended June 30, 2026 was 23.0%, compared with 18.4% on a pretax loss for the same period in 2025. In 2026, the tax rate was favorably impacted by discrete tax benefits of $2 million, primarily related to stock-based compensation and the completion of the annual calculations of U.S. tax inclusions associated with prior-year foreign earnings. These benefits were partially offset by tax expense resulting from a change in the Company’s indefinite reinvestment assertion related to foreign earnings. In 2025, the tax benefit on the pretax loss was reduced by discrete tax expense totaling $5 million, primarily driven by non-deductible acquisition costs and a non-deductible loss on investment.

Net income (loss) and Adjusted EBITDA

Net income for the six months ended June 30, 2026 was $73 million compared to a net loss of $170 million for the same period in 2025, representing an increase of $243 million. The improvement was primarily driven by lower transaction, integration, and pension-related costs compared to the prior-year period, as well as higher sales volume and improved leverage of fixed costs. As a result, net income (loss) margin increased to 3.8%, compared to (9.5)% for the same period in 2025.

Adjusted EBITDA was $310 million for the six months ended June 30, 2026, compared to $268 million for the same period in 2025, representing an increase of $42 million. Adjusted EBITDA margin increased 120 bps to 16.2% compared to 15.0% for the same period in 2025. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily driven by higher sales volume and improved leverage of fixed costs compared to the prior-year period, partially offset by higher inflationary costs and net tariff costs, inclusive of tariff recoveries recognized during the second quarter of 2026, which remained a headwind during the period.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Three Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue
Protein Solutions	$467	$421	$46	10.9%
Prepared Food and Beverage Solutions	514	514	—	—%
Total revenue	$981	$935	$46	4.9%
Segment Adjusted EBITDA (1)
Protein Solutions	$112	$86	$26	30.2%
Prepared Food and Beverage Solutions	90	94	(4)	(4.3)%
Segment Adjusted EBITDA margin
Protein Solutions	24.0%	20.5%	350 bps
Prepared Food and Beverage Solutions	17.5%	18.2%	-70 bps
(1) Refer to Note 14. Business Segment Information of the Notes to Condensed Consolidated Financial Statements for additional information on segment Adjusted EBITDA.

Protein Solutions

Protein Solutions segment revenue increased by $46 million or 10.9% during the three months ended June 30, 2026, compared to the same period in 2025, of which favorable currency translation contributed $11 million. Organic revenue growth was primarily driven by higher recurring revenue and a recovery in non-recurring project activity within poultry end markets compared to the prior‑year period.

Protein Solutions segment Adjusted EBITDA was $112 million or 24.0% of segment revenue, for the three months ended June 30, 2026, compared to $86 million, or 20.5% of segment revenue, for the same period in 2025. The increase of $26 million, or 30.2%, was primarily driven by higher gross margin resulting from increased volume, synergy realization and a favorable net tariff impact, partially offset by higher inflationary costs. Adjusted EBITDA margin increased 350 bps from the prior-year period.

Prepared Food and Beverage Solutions

Prepared Food and Beverage Solutions segment revenue was flat for the three months ended June 30, 2026, compared to the same period in 2025, including an $8 million benefit from favorable foreign currency translation. Organic revenue declined during the period, primarily driven by lower equipment volumes across certain end markets within the segment.

Prepared Food and Beverage Solutions segment Adjusted EBITDA was $90 million, or 17.5%, of segment revenue, for the three months ended June 30, 2026, compared to $94 million, or 18.2% of segment revenue, for the same period in 2025. The decrease of $4 million, or 4.3%, was primarily driven by productivity inefficiencies associated with efforts to optimize the segment’s manufacturing footprint and supply chain operations, as well as higher inflationary costs. These factors were partially offset by a favorable net tariff impact. Adjusted EBITDA margin decreased 70 bps from the prior-year period.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Six Months Ended June 30,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue
Protein Solutions	$927	$799	$128	16.0%
Prepared Food and Beverage Solutions	990	990	—	—%
Total revenue	$1,917	$1,789	$128	7.2%
Segment Adjusted EBITDA (1)
Protein Solutions	$212	$149	$63	42.3%
Prepared Food and Beverage Solutions	160	172	(12)	(7.0)%
Segment Adjusted EBITDA margin
Protein Solutions	22.9%	18.6%	430 bps
Prepared Food and Beverage Solutions	16.2%	17.4%	-120 bps
(1) Refer to Note 14. Business Segment Information of the Notes to Condensed Consolidated Financial Statements for additional information on segment Adjusted EBITDA.

Protein Solutions

Protein Solutions segment revenue increased by $128 million, or 16.0%, during the six months ended June 30, 2026, compared to the same period in 2025, including a $42 million benefit from favorable currency translation. Organic revenue growth was primarily driven by higher recurring revenue and a recovery in non-recurring project activity within poultry end markets compared to the prior-year period.

Protein Solutions segment Adjusted EBITDA was $212 million or 22.9% of segment revenue, for the six months ended June 30, 2026, compared to $149 million, or 18.6% of segment revenue, for the same period in 2025. The increase of $63 million, or 42.3%, was primarily driven by higher gross margins resulting from increased volume and synergy realization. Adjusted EBITDA margin increased 430 bps compared to the prior-year period.

Prepared Food and Beverage Solutions

Prepared Food and Beverage Solutions segment revenue was flat for the six months ended June 30, 2026 compared to the same period in 2025, including a $29 million benefit from favorable foreign currency translation. Organic revenue declined during the period, primarily driven by lower equipment volumes across certain end markets within the segment.

Prepared Food and Beverage Solutions segment Adjusted EBITDA was $160 million, or 16.2% of segment revenue, for the six months ended June 30, 2026, compared to $172 million, or 17.4% of segment revenue, for the same period in 2025. The decrease of $12 million, or 7.0%, was primarily driven by lower backlog-to-revenue conversion and reduced operational efficiencies within the segment's manufacturing and supply chain operations during the period. Adjusted EBITDA margin decreased 120 bps compared to the prior-year period.

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

Additional details for each Non-GAAP financial measure follow:

•Adjusted EBITDA and Adjusted EBITDA margin: We define Adjusted EBITDA as earnings before income taxes, interest expense (income), net, other financing income, pension expense other than service cost, restructuring costs, M&A related costs, including acquisition and integration-related expenses, one-time impairment charges, and depreciation and amortization, including acquisition-related depreciation and amortization. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.

•Adjusted income and adjusted diluted earnings per share: We adjust earnings for restructuring costs, M&A related costs, including acquisition and integration-related expenses, one-time impairment charges, inventory step-up amortization from business combinations; acquisition-related amortization and depreciation, acquisition financing costs, non-cash service pension costs and the related tax effects of these adjustments.

•Free cash flow: We define free cash flow as cash provided by operating activities, less capital expenditures, plus proceeds from sale of fixed assets and pension contributions.

The tables below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The following table presents a reconciliation of the Company's reported income (loss) to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$28	$3	$73	$(170)
Income tax provision (benefit)	7	8	22	(38)
Interest expense, net	13	29	23	70
Other financing income (1)	(2)	(3)	(4)	(5)
Restructuring and related costs, net (2)	12	6	10	17
M&A related costs (3)	11	20	19	94
Impairment of intangible assets (4)	33	—	33	—
Loss on investment	—	11	—	11
Pension expense, other than service cost (5)	—	—	—	147
Depreciation and amortization expense (6)	66	82	134	143
Adjusted EBITDA	$168	$156	$310	$268
(1) Other financing income represents transaction gains from fair value hedges on our foreign currency denominated debt, and are considered non-operating as they relate to our cost of borrowing debt.
(2) Costs associated with restructuring actions, primarily consisting of severance and related employee costs.
(3) Advisory, strategy, integration, and other costs associated with completed M&A transactions. These costs are attributable to the integration of acquired businesses and are not considered indicative of ongoing operating performance.
(4) Non-cash impairment charge related to acquired intangible assets recorded in the second quarter of 2026.
(5) Non service-related pension expense, which consists of non-cash interest cost, expected return on plan assets, amortization of actuarial gains and losses, and settlement charges.
(6) Depreciation and amortization, including acquisition related amortization and depreciation expense, is excluded to determine Adjusted EBITDA.

The table below provides a reconciliation of income (loss) as reported to adjusted income and adjusted diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income (loss)	$28	$3	$73	$(170)

Non-GAAP adjustments
Restructuring and related costs, net (1)	12	6	10	17
M&A related costs (2)	11	20	19	94
Impairment of intangible assets (3)	33	—	33	—
Acquisition related depreciation and amortization (4)	42	58	87	100
Loss on investment	—	11	—	11
Amortization of bridge financing debt issuance cost	—	—	—	12
Impact from tax provision on Non-GAAP adjustments (5)	(24)	(20)	(37)	(51)
Recognition of non-cash pension plan related settlement costs	—	—	—	147
Impact on tax provision from non-cash pension plan related settlement costs	—	—	—	(37)
Discrete tax adjustment from M&A activity	—	—	—	5
Adjusted income	$102	$78	$185	$128

Net income (loss)	$28	$3	$73	$(170)
Total shares and dilutive securities	52.2	52.2	52.3	51.9
Diluted earnings (loss) per share	$0.54	$0.07	$1.40	$(3.27)

Adjusted income	$102	$78	$185	$128
Total shares and dilutive securities	52.2	52.2	52.3	52.0
Adjusted diluted earnings per share	$1.95	$1.49	$3.54	$2.46
(1) Costs associated with restructuring actions, primarily consisting of severance and related employee costs.
(2) Advisory, strategy, integration, and other costs associated with completed M&A transactions. These costs are attributable to the integration of acquired businesses and are not considered indicative of ongoing operating performance.
(3) Non-cash impairment charge related to acquired intangible assets recorded in the second quarter of 2026.
(4) Amortization and depreciation resulting from the fair value adjustments recorded in connection with acquisitions.
(5) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for each period shown.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Six Months Ended June 30,
(in millions)	2026	2025
Cash provided by operating activities	$221	$137
Less: capital expenditures	51	39
Plus: proceeds from sale of fixed assets	9	5
Plus: pension contributions	—	3
Free cash flow (FCF)	$179	$106

Restructuring

In the first quarter of 2025, the Company implemented a restructuring plan (the “JBT Marel 2025 Integration Restructuring Plan”) to achieve a portion of its synergy targets as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan include streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of the Company. The total estimated cost in connection with this plan is in the range of $55 million to $60 million. The Company recognized cumulative restructuring charges of $41 million through June 30, 2026 and expects to recognize the remaining costs by the end of 2026.

The following table details the cumulative amount of annualized savings and incremental savings for the JBT Marel 2025 Integration restructuring plan:

	Cumulative Amount	Incremental Amount		Cumulative Amount
(In millions)	As of December 31, 2025	During the quarter ended March 31, 2026	During the quarter ended June 30, 2026	As of June 30, 2026
Cost of sales	$4	$2	$2	$8
Selling, general and administrative	23	9	3	35
Total restructuring savings	$27	$11	$5	$43

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

For the six months ended June 30, 2026, we had total operating cash flows of $221 million. Our liquidity as of June 30, 2026, or cash plus borrowing ability under our existing revolving credit facility, was $1.4 billion.

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

Additionally, the cash flows generated by our operations are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt interest and repayments, dividends, share repurchases and other financing arrangements.

As of June 30, 2026, we had $93 million of unrestricted cash and cash equivalents, $84 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital and capital expenditures arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Cash Flows

Cash flows for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(In millions)	2026	2025
Cash provided by operating activities	$221	$137
Cash required by investing activities	(42)	(1,780)
Cash (required) provided by financing activities	(254)	543
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	2
Net (decrease) increase in cash	$(75)	$(1,098)

Cash provided by operating activities during the six months ended June 30, 2026 was $221 million, representing a $84 million increase compared to the same period in 2025. The increase was primarily driven by improved operating performance and higher customer advance resulting from increased demand. These favorable impacts were partially offset by increased trade receivables and contract assets resulting from the timing of customer billings and collections.

Cash required by investing activities was $42 million during the six months ended June 30, 2026, compared to cash required of $1,780 million during the same period in 2025. The decrease in cash outflows during the period reflects the absence of acquisition-related payments in 2026, as the acquisition of Marel was completed in the first quarter of 2025.

Cash required by financing activities was $254 million during the six months ended June 30, 2026, compared to cash provided of $543 million during the same period in 2025. The decrease was primarily due to the absence of financing proceeds obtained in connection with the Marel acquisition in 2025, partially offset by repayments of the 2026 Notes in the second quarter of 2026.

Financing Arrangements

On January 2, 2025, we executed takeout financing consisting of an amended and restated 5-year, $1.8 billion revolving credit facility and a 7-year, $900 million senior secured Term Loan B.

As of June 30, 2026, we had $1.4 billion of availability under the revolving credit facility.

Our Second A&R Credit Agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of June 30, 2026, we were in compliance with all covenants in the Second A&R Credit Agreement. We expect to remain in compliance with all covenants.

Concurrently with the issuances of the 2030 Notes, we entered into convertible note hedge transactions and warrant transactions.

In the second quarter of 2026, the Company’s 2026 Notes, which were issued in the second quarter of 2021, matured. The Company satisfied the outstanding principal amount of $403 million through cash repayment at maturity in the second quarter of 2026.

The Company has outstanding warrants related to its 2026 Notes, which were repaid in full during the second quarter of 2026. The warrants expire in August 2026 and are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

For additional information about our borrowings, refer to Note 6. Debt of the Notes to the Condensed Consolidated Financial Statements.

As of June 30, 2026, a portion of our total gross outstanding debt of $1,705 million effectively remained fixed rate debt, with the 2030 Notes subject to a fixed rate of 0.375%. Our revolving credit facility and Term Loan B are subject to floating, or market rates, in addition to a premium charged for their respective credit spreads. Approximately $1,130 million or 66% of the total debt balance as of June 30, 2026 was variable rate debt and subject to floating rates.

On January 3, 2025, we entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B debt drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $691 million and synthetically swapped an average SOFR interest rate of 3.69% with an average EURIBOR rate of 1.93% for the six months ended June 30, 2026, to hedge the impact of variability in exchange rates on the U.S. dollar denominated debt and related interest payments, excluding credit spread, by our euro-functional entity.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended June 30, 2026. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates.

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

Conclusion on Effectiveness

In accordance with SEC guidance, the Company recognizes the substantial overlap between a company’s disclosure controls and procedures and its internal control over financial reporting. Due to the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026. Notwithstanding this conclusion, in the opinion of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as reported in conformity with U.S. GAAP.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the acquisition, the management of Marel, which was not previously required to comply with the internal controls requirement of the Sarbanes-Oxley Act or U.S. GAAP, identified the following material weaknesses in its internal control over financial reporting, which remained unremediated as of June 30, 2026:

•Information Technology: The Company’s acquired entity, Marel, did not design and maintain effective information technology general controls for information systems that are relevant to financial reporting. Specifically, the acquired entity did not design and maintain: (i) program change management controls to ensure that information technology program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel; (iii) computer operations controls to ensure that processing and transfer of data, and data backups and recovery are monitored; and (iv) program development controls to ensure that new software development is tested, authorized, and implemented appropriately.

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
•Configuration of controls related to user access and change management within information technology environments impacting financial reporting, with ongoing evaluation of control design, implementation, and operating effectiveness.
•Configured system‑based, role‑based access controls over journal entry processing, with ongoing evaluation of control design, implementation, and operating effectiveness.
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

Management has substantially completed the design of its remediated controls. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in the evaluation for the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended June 30, 2026:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)
April 1, 2026 through April 30, 2026	—	$—	—	$—
May 1, 2026 through May 31, 2026	150,000	129.34	150,000	181
June 1, 2026 through June 30, 2026	49,800	128.45	49,800	174
	199,800		199,800

(1) On May 14, 2026, the Company’s Board of Directors authorized a share repurchase program for the purchase of up to $200 million of the Company’s common stock, effective from May 18, 2026, through May 31, 2029 (the “Share Repurchase Program”). Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, or by other means, in accordance with applicable securities laws. The manner, timing, price and volume of repurchases will be determined by the Company at its discretion, subject to market conditions, relevant securities laws and other factors.

The Share Repurchase Program does not obligate the Company to repurchase any particular amount of common stock and may be suspended, modified, or discontinued at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

JBT Marel Corporation
(Registrant)

/s/ Andrew Moller
Andrew Moller
Senior Vice President and Chief Accounting Officer
(Authorized Officer and Principal Accounting Officer)
Date: August 5, 2026