Form 10-Q
period 2026-09-30
JBT MAREL Corp
filed 2026-11-03
CIK 1433660

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2026
Common Stock, par value $0.01 per share	51,077,880

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenue	$994	$1,001	$2,911	$2,790
Operating expenses:
Cost of sales	641	642	1,870	1,804
Selling, general and administrative expense	253	258	827	869
Operating income	100	102	214	117
Pension expense, other than service cost	—	—	—	147
Loss on investment	—	—	—	11
Interest expense, net	13	21	36	91
Other income	(1)	(3)	(5)	(8)
Income (loss) before income taxes	88	84	183	(124)
Income tax provision (benefit)	18	17	40	(21)
Net income (loss)	$70	$66	$143	$(104)

Earnings (loss) per share:
Basic	$1.35	$1.26	$2.74	$(2.00)
Diluted	$1.34	$1.26	$2.73	$(2.00)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$70	$66	$143	$(104)
Other comprehensive (loss) income, net of taxes
Foreign currency translation adjustments	(20)	(6)	(57)	417
Pension and other postretirement benefits adjustments	—	—	—	112
Derivatives designated as hedges	1	3	1	(20)
Other comprehensive (loss) income	(19)	(3)	(56)	508
Comprehensive income	$51	$63	$87	$404

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except for share data and number of shares)	September 30, 2026	December 31, 2025
Assets:
Current Assets:
Cash and cash equivalents	$98	$168
Restricted cash	19	19
Trade receivables, net of allowances	451	443
Contract assets	170	119
Inventories	704	644
Other current assets	202	190
Total current assets	1,644	1,583
Property, plant and equipment, net of accumulated depreciation of $434 and $392, respectively	759	793
Goodwill	3,379	3,428
Intangible assets, net	1,931	2,122
Other assets	256	265
Total Assets	$7,969	$8,191

Liabilities and Stockholders’ Equity:
Current Liabilities:
Short-term debt	$7	$412
Accounts payable, trade and other	296	262
Advance and progress payments	520	518
Accrued payroll	158	170
Other current liabilities	295	260
Total current liabilities	1,276	1,622
Long-term debt	1,687	1,470
Deferred tax liabilities	357	383
Other liabilities	220	252
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; no shares issued in 2026 or 2025	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized; September 30, 2026: 52,076,630 issued, and 51,075,975 outstanding; December 31, 2025: 51,974,355 issued and outstanding	1	1
Treasury stock, at cost September 30, 2026: 1,000,655 shares and December 31, 2025: 0 shares	(121)	—
Additional paid-in capital	2,733	2,717
Retained earnings	1,591	1,465
Accumulated other comprehensive income	225	281
Total stockholders’ equity	4,429	4,464
Total Liabilities and Stockholders’ Equity	$7,969	$8,191

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income (loss)	$143	$(104)
Adjustments to reconcile income (loss) to cash provided by operating activities:
Depreciation and amortization	197	199
Stock-based compensation	26	17
Impairment of intangible assets	33	—
Pension and other post-retirement benefits expense	—	148
Other, net	11	52
Changes in operating assets and liabilities:
Trade receivables, net and contract assets	(64)	32
Inventories	(63)	(69)
Accounts payable, trade and other	41	23
Advance and progress payments	12	3
Other assets and liabilities, net	(16)	(77)
Cash provided by operating activities	320	224
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(1,746)
Capital expenditures	(77)	(70)
Proceeds from disposal of assets	9	5
Proceeds from net investment hedge settlement	18	—
Cash (required) provided by investing activities	(50)	(1,811)
Cash flows from financing activities:
Net proceeds from short-term debt	—	1
Repayment of domestic credit facility	(620)	(2,190)
Proceeds from domestic credit facility, net of debt issuance costs	1,035	1,361
Proceeds from Term Loan B, net of debt issuance costs	—	897
Repayment of Term Loan B	(203)	(5)
Repayment of 2026 Notes	(403)	—
Proceeds from issuance of 2030 convertible senior notes, net of debt issuance costs	—	559
Purchase of convertible bond hedge	—	(79)
Proceeds from sale of warrants	—	51
Payment of debt issuance costs related to the Marel Transaction	—	(13)
Acquisition of noncontrolling interest of Marel	—	(24)
Settlement of taxes withheld on stock-based compensation awards	(11)	(8)
Settlement of deal contingent hedge	—	(43)
Dividends	(17)	(16)
Purchases of treasury stock	(120)	—
Other	1	(1)
Cash (required) provided by financing activities	(338)	491

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	1

Net (decrease) increase in cash, cash equivalents and restricted cash	(70)	(1,095)
Cash, cash equivalents, and restricted cash, beginning of period	187	1,228
Cash, cash equivalents and restricted cash, end of period	$117	$133

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$98	$115
Restricted cash	19	18
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$117	$133

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

JBT MAREL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30, 2026
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2026	$1	$(26)	$2,726	$1,527	$244	$4,472
Net income	—	—	—	70	—	70
Issuance of common stock	—	—	—	—	—	—
Purchases of Treasury Stock	—	(95)	—	—	—	(95)
Common stock cash dividends, $0.10 per share	—	—	—	(6)	—	(6)
Foreign currency translation adjustments, net of income taxes of $3	—	—	—	—	(20)	(20)
Derivatives designated as hedges, net of income taxes of $0	—	—	—	—	1	1
Stock-based compensation expense	—	—	7	—	—	7
Taxes withheld on issuance of stock-based awards	—	—	—	—	—	—
Other	—	—	—	—	—	—
Balance at September 30, 2026	$1	$(121)	$2,733	$1,591	$225	$4,429

	Nine Months Ended September 30, 2026
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2025	$1	$—	$2,717	$1,465	$281	$4,464
Net income	—	—	—	143	—	143
Issuance of common stock	—	—	—	—	—	—
Purchases of Treasury Stock	—	(121)	—	—	—	(121)
Common stock cash dividends, $0.30 per share	—	—	—	(17)	—	(17)
Foreign currency translation adjustments, net of income taxes of $(5)	—	—	—	—	(57)	(57)
Derivatives designated as hedges, net of income taxes of $0	—	—	—	—	1	1
Stock-based compensation expense	—	—	26	—	—	26
Taxes withheld on issuance of stock-based awards	—	—	(10)	—	—	(10)
Other	—	—	—	—	—	—
Balance at September 30, 2026	$1	$(121)	$2,733	$1,591	$225	$4,429

	Three Months Ended September 30, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at June 30, 2025	$—	$—	$2,731	$1,356	$287	$4,374
Net income	—	—	—	66	—	66
Common stock cash dividends, $0.10 per share	—	—	—	(5)	—	(5)
Foreign currency translation adjustments, net of income taxes of $5	—	—	—	—	(6)	(6)
Derivatives designated as hedges, net of income taxes of $(1)	—	—	—	—	3	3
Proceeds from sale of warrants	—	—	51	—	—	51
Purchase of convertible bond hedge, net of income tax of $27	—	—	(79)	—	—	(79)
Stock-based compensation expense	—	—	8	—	—	8
Other	—	—	8	—	—	8
Balance at September 30, 2025	$—	$—	$2,720	$1,417	$284	$4,420

	Nine Months Ended September 30, 2025
(In millions)	Common Stock	Common Stock Held in Treasury	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance at December 31, 2024	$—	$(2)	$234	$1,536	$(224)	$1,544
Net loss	—	—	—	(104)	—	(104)
Issuance of common stock	—	—	2,498	—	—	2,498
Issuance of treasury stock	—	2	(2)	—	—	—
Common stock cash dividends, $0.30 per share	—	—	—	(15)	—	(15)
Foreign currency translation adjustments, net of income taxes of $8	—	—	—	—	417	417
Derivatives designated as hedges, net of income taxes of $7	—	—	—	—	(20)	(20)
Pension and other postretirement liability adjustments, net of income taxes of $(38)	—	—	—	—	112	112
Proceeds from sale of warrants	—	—	51	—	—	51
Purchase of convertible bond hedge, net of income tax of $27	—	—	(79)	—	—	(79)
Stock-based compensation expense	—	—	17	—	—	17
Taxes withheld on issuance of stock-based awards	—	—	(8)	—	—	(8)
Other	—	—	8	—	—	8
Balance at September 30, 2025	$—	$—	$2,720	$1,417	$284	$4,420

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

Basis of Presentation

In accordance with Securities and Exchange Commission (“SEC”) rules for interim periods, the accompanying unaudited condensed consolidated financial statements (the “interim financial statements”) do not include all of the information and notes for complete financial statements as required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). As such, the accompanying interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025, which provides a more complete description of the Company’s accounting policies, financial position, operating results, business, properties, and other matters. The year-end Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all annual disclosures required by U.S. GAAP. Certain prior‑period amounts for the three and nine months ended September 30, 2025 have been reclassified to conform to the presentation adopted for the three and nine months ended September 30, 2026. These reclassifications had no impact on previously reported results of operations or financial position.

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

Share Repurchase Program

On May 14, 2026, the Company's Board of Directors authorized, and the Company announced, a share repurchase program for the purchase of up to $200 million of the Company's common stock, effective from May 18, 2026 through May 31, 2029 (the “Share Repurchase Program”). On October 30, 2026, the Board of Directors authorized a $500 million increase to the Share Repurchase Program, bringing the total authorized amount to $700 million. Additional information regarding the program is included in Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds."

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

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), that requires disclosures of disaggregated information about certain income statement expense line items on an annual and interim basis. This standard will be effective for fiscal years beginning after December 15, 2026, with early adoption permitted, and will be applied prospectively, with the option to apply retrospectively. The Company expects to adopt ASU 2024-03 in its annual reporting for the year ending December 31, 2027. The Company is assessing the impact of this ASU, including the timing and method of adoption, and expects the guidance to impact disclosures only and not have a material effect on the Company’s financial position or results of operations.

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

NOTE 2. ACQUISITIONS

On January 2, 2025, the Company acquired 97.5% of the equity interests of Marel hf. (“Marel”), a public limited liability company incorporated under the laws of Iceland, for $4,182 million, which is net of cash acquired of $90 million (the “Marel Transaction”). On February 4, 2025, the Company acquired the remaining 2.5% of Marel’s equity interests that were not acquired through the Marel Transaction, for approximately $89 million. The total purchase consideration of the acquisition of the non-controlling interest of Marel was comprised of approximately $64 million in equity consideration and $24 million in cash consideration. This transaction was accounted for as an equity transaction and was reflected within financing activities within the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025.

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

The acquisition of Marel provided revenue of $1,462 million and operating income of $71 million for the period from the acquisition date through September 30, 2025.

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

NOTE 3. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment were as follows:

(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total
Balance as of December 31, 2025	$2,306	$1,122	$3,428
Currency translation	(35)	(14)	(49)
Balance as of September 30, 2026	$2,271	$1,108	$3,379

Intangible assets consisted of the following:

	September 30, 2026		December 31, 2025
(In millions)	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Customer relationship	$1,622	$348	$1,691	$285
Patents and acquired technology	559	175	590	165
Trademarks	304	42	313	34
Non-amortizing intangible assets	11	—	11	—
Other	11	11	11	10
Total intangible assets	$2,507	$576	$2,616	$494

Intangible asset amortization expense was $37 million and $26 million for the three months ended September 30, 2026 and 2025, respectively, and $115 million and $113 million for the nine months ended September 30, 2026 and 2025, respectively.

During the second quarter of 2026, the Company recorded a $33 million impairment charge related to acquired intangible assets within the Protein Solutions segment, consisting of $27 million related to customer relationships and $6 million related to patents and acquired technology. The impairment charge was recorded within Selling, general and administrative expense. The impairment resulted from updated business forecasts for the affected operation. The impairment fully impaired the related acquired intangible assets and is not expected to materially affect the Company's future operating results.

NOTE 4. INVENTORIES

Inventories consisted of the following:

(In millions)	September 30, 2026	December 31, 2025
Raw materials	$196	$218
Work in process	117	82
Finished goods	427	375
Gross inventories before valuation adjustments	740	675
Valuation adjustments	(36)	(31)
Net inventories	$704	$644

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

NOTE 6. DEBT

The components of the Company's borrowings were as follows:

(In millions)	Maturity Date	September 30, 2026	December 31, 2025
Revolving credit facility (1)	January 2, 2030	$453	$38
Less: unamortized debt issuance costs		(1)	—
Revolving credit facility, net		452	38

Senior Secured Term Loan B (2)	January 2, 2032	690	893
Less: unamortized debt issuance costs		(10)	(13)
Senior Secured Term Loan B, net		680	880

2030 Convertible senior notes (3)	September 15, 2030	575	575
Less: unamortized debt issuance costs		(15)	(15)
Convertible senior notes, net		560	560

2026 Convertible senior notes	May 15, 2026	—	403
Less: unamortized debt issuance costs		—	(1)
Convertible senior notes, net		—	402

Other (4)		2	2

Total debt, including current portion		1,694	1,882
Less: current portion of debt		7	412
Long-term debt, net		$1,687	$1,470
(1) Weighted-average interest rate at September 30, 2026 was 4.92%.
(2) Effective interest rate for the Term Loan B (as defined below) for the quarter ended September 30, 2026 was 5.44%.
(3) Effective interest rate for the 2030 Notes (as defined below) for the quarter ended September 30, 2026 was 0.93%.
(4) Foreign line of credit and other borrowing arrangements.

The Company had access to short-term financing of $41 million and $46 million as of September 30, 2026 and December 31, 2025, respectively.

Components of interest expense recognized for the Senior Secured Term Loan B under the Second A&R Credit Agreement (the “Term Loan B”) and the 0.375% Convertible Senior Notes due 2030 (the “2030 Notes”) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Contractual interest expense, Term Loan B	$9	$14	$33	$43
Interest cost related to amortization of issuance costs, Term Loan B	—	1	1	2
Total interest expense, Term Loan B	$9	$15	$34	$45
Contractual interest expense, the 2030 Notes	$—	$—	$2	$1
Interest cost related to amortization of issuance costs, the 2030 Notes	1	1	3	2
Total interest expense, the 2030 Notes	$1	$1	$5	$3

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

The Company's credit facility includes restrictive covenants that, if not met, could lead to renegotiation of its credit facility, a requirement to repay its borrowings, and/or a significant increase in its cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of September 30, 2026, the Company was in compliance with its restrictive covenants.

Senior Secured Term Loan B

On January 2, 2025, the Company entered into a $900 million Senior Secured Term Loan B under the Second A&R Credit Agreement, which matures on January 2, 2032. The Company is required to make quarterly principal repayments equal to 0.25% of the initial Term Loan B.

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

Warrant Transactions

In connection with the Hedge Transactions, the Company also entered into certain warrant transactions (the “Warrant Transactions”). The Warrant Transactions relate to warrants to acquire, subject to anti-dilution adjustments, approximately 3.1 million shares of the Company’s common stock with respect to the 2030 Notes, at initial strike prices of approximately $283.42 per share. The Company received aggregate proceeds of $51 million from the related Warrant Transactions for the 2030 Notes, with such proceeds partially offsetting the costs of entering into the related Hedge Transactions. The 2030 warrants expire in September 2030. The Company had warrants related to its 2026 Notes, which were repaid in full during the second quarter of 2026. The warrants expired in August 2026 and did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For the Company, AOCI is composed of adjustments related to pension and other postretirement benefit plans, derivatives designated as hedges, and foreign currency translation adjustments. Changes in the AOCI balances for the three and nine months ended September 30, 2026 and 2025 by component are shown in the following tables:

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation and Other (1)	Total (1)
Beginning balance, December 31, 2025	$(7)	$(18)	$306	$281
Other comprehensive income before reclassification	—	(1)	(13)	(14)
Amounts reclassified from accumulated other comprehensive income into earnings, net of tax	—	(1)	(4)	(5)
Balance, March 31, 2026	(7)	(20)	289	262
Other comprehensive income (loss) before reclassification	—	4	(15)	(11)
Amounts reclassified from accumulated other comprehensive income into earnings, net of tax	—	(2)	(5)	(7)
Balance, June 30, 2026	$(7)	$(18)	$269	$244
Other comprehensive income (loss) before reclassification	—	3	(15)	(12)
Amounts reclassified from accumulated other comprehensive income into earnings, net of tax	—	(2)	(5)	(7)
Ending balance, September 30, 2026	$(7)	$(17)	$249	$225
(1) All amounts are net of income taxes.

(In millions)	Pension and Other Postretirement Benefits (1)	Derivatives Designated as Hedges (1)	Foreign Currency Translation	Total (1)
Beginning balance, December 31, 2024	$(113)	$2	$(113)	$(224)
Other comprehensive income before reclassification	2	(17)	154	139
Amounts reclassified from accumulated other comprehensive income	110	(3)	—	107
Balance, March 31, 2025	(1)	(18)	41	22
Other comprehensive income (loss) before reclassification	—	(1)	269	268
Amounts reclassified from accumulated other comprehensive income	—	(3)	—	(3)
Ending balance, June 30, 2025	$(1)	$(22)	$310	$287
Other comprehensive income (loss) before reclassification	$—	$5	$(3)	$2
Amounts reclassified from accumulated other comprehensive income	$—	$(2)	$(3)	$(5)
Ending balance, September 30, 2025	$(1)	$(19)	$304	$284
(1) All amounts are net of income taxes.

Reclassification adjustments from AOCI into earnings for pension and other postretirement benefit plans for the nine months ended September 30, 2025 were $147 million of charges to pension expense, other than service cost, net of $37 million in benefit for income taxes. Reclassification adjustments for derivatives designated as hedges for the same period were $2 million of benefit in interest expense, net of $1 million income tax provision and $8 million of benefit in other income, net of $2 million income tax provision. Reclassification adjustments for foreign currency translation related to net investment hedges for the nine months ended September 30, 2025 were $4 million of benefit in interest expense, net of $1 million income tax provision.

NOTE 8. REVENUE RECOGNITION

Transaction price allocated to remaining performance obligations

The Company has estimated that $1.5 billion in revenue is expected to be recognized in future periods related to remaining performance obligations from the Company's contracts with customers outstanding as of September 30, 2026. The Company expects to complete these obligations and recognize revenue in the range of 40% to 45% during 2026, 50% to 55% during 2027, and the remainder after 2027.

Disaggregation of Revenue

In the following table, revenue is disaggregated by type of good or service and primary geographical market. The table also includes a reconciliation of the disaggregated revenue to total revenue.

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025 (3)
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Protein Solutions	Prepared Food and Beverage Solutions
Type of Good or Service (1)
Recurring	$239	$263	$229	$259
Non-recurring	230	262	212	301
Total	469	525	441	560

Geographical Region (2)
U.S. and Canada	152	250	135	251
Europe, Middle East and Africa	228	175	221	186
Asia Pacific	43	42	25	73
Latin America	46	58	60	50
Total	469	525	441	560

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025 (3)
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Protein Solutions	Prepared Food and Beverage Solutions
Type of Good or Service (1)
Recurring	$713	$771	$666	$756
Non-recurring	683	744	574	794
Total	1,396	1,515	1,240	1,550

Geographical Region (2)
U.S. and Canada	431	706	393	721
Europe, Middle East and Africa	724	517	591	525
Asia Pacific	113	121	110	166
Latin America	128	171	146	138
Total	1,396	1,515	1,240	1,550
(1) Recurring revenue includes revenue from aftermarket parts and services, re-build services on customer owned equipment, operating leases of equipment, and subscription-based software applications. Non-recurring revenue includes new equipment and installation and the sale of software licenses.
(2) Geographical region represents the region in which the end customer resides.
(3) Segment revenues for the three and nine months ended September 30, 2025 were recast to reflect the Company’s realignment of its reportable segments, effective in the fourth quarter of 2025.

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

Contract asset and liability balances for the period were as follows:

	Balances as of
(In millions)	September 30, 2026	December 31, 2025
Contract Assets	$170	$119
Contract Liabilities	502	499

The revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in contract liabilities at the beginning of the period amounted to $327 million and $167 million, respectively. The Company assumed contract liabilities from acquisitions in the amount of $263 million in 2025. The remainder of the change from December 31, 2025 is driven by the timing of advance and milestone payments received from customers, customer returns and fulfillment of performance obligations. There were no significant changes in the contract balances other than those described above.

NOTE 9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from net income (loss) for the respective periods and basic and diluted shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Basic earnings (loss) per share:
Net income (loss)	$70	$66	$143	$(104)
Weighted average number of shares outstanding	51.5	52.0	51.9	51.9
Basic earnings per share from net income (loss)	$1.35	$1.26	$2.74	$(2.00)
Diluted earnings (loss) per share:
Net income (loss)	$70	$66	$143	$(104)
Weighted average number of shares outstanding	51.5	52.0	51.9	51.9
Effect of dilutive securities:
Restricted stock (1)	0.1	0.3	0.1	—
Total shares and dilutive securities	51.6	52.3	52.0	51.9
Diluted earnings per share from net income (loss)	$1.34	$1.26	$2.73	$(2.00)

Restricted stock shares with anti-dilutive effect excluded from the computation of diluted earnings per share(1)	—	—	—	0.2
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
•Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

	As of September 30, 2026				As of December 31, 2025
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investments	$37	$37	$—	$—	$36	$36	$—	$—
Derivatives	6	—	6	—	4	—	4	—
Total assets	$43	$37	$6	$—	$40	$36	$4	$—
Liabilities:
Derivatives	$120	$—	$120	$—	$143	$—	$143	$—
Total liabilities	$120	$—	$120	$—	$143	$—	$143	$—

Investments represent securities held in a trust for the non-qualified deferred compensation plan and the executive severance plan. Investments are classified as trading securities and are valued based on quoted prices in active markets for identical assets that the Company has the ability to access. As of September 30, 2026 and December 31, 2025, $2 million of investments are recorded in Other current assets in the Condensed Consolidated Balance Sheets related to investments that are expected to be redeemed within the next twelve months. The remaining investments are reported separately in Restricted cash and Other assets in the Condensed Consolidated Balance Sheets.

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

The Notes are not registered securities nor listed on any securities exchange but may be traded by qualified institutional buyers. As of September 30, 2026, the fair value of the 2030 Notes estimated using Level 2 inputs was $501 million.

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

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative financial instruments

The Company uses derivative instruments to manage foreign currency, interest rate, and other market risks arising in the normal course of business and may enter such instruments as deemed appropriate based on its risk management objectives. All derivatives are recognized as assets or liabilities in the Condensed Consolidated Balance Sheets at their respective fair values. At the inception of each designated hedging relationship, the Company formally documents the hedge and assesses whether it is expected to be highly effective in offsetting the designated risk. For derivatives designated as cash flow and fair value hedges, the unrealized gain or loss related to the derivatives is recorded in Other comprehensive income (loss) until the hedged transaction affects earnings. Changes in the fair value of derivatives designated as fair value hedges are recognized in earnings together with offsetting changes in the hedged item attributable to the hedged risk. For derivatives designated as net investment hedges, the effective portion of gains and losses is recorded in the foreign currency translation component of AOCI.

Foreign Exchange: The Company uses forward foreign exchange contracts to manage exposures to foreign currency exchange rate fluctuations associated with anticipated purchases and sales in the normal course of business. These contracts generally have maturities of less than one year. Certain forward contracts are designated as cash flow hedges of forecasted transactions, while other forward contracts are not designated as accounting hedges. Changes in the fair value of contracts not designated as accounting hedges are recognized in earnings as incurred. The notional amount of outstanding foreign exchange forward contracts was $686 million and $444 million as of September 30, 2026 and December 31, 2025, respectively.

The fair values of foreign currency derivative assets are recorded within Other current assets and Other assets, while the fair values of foreign currency derivative liabilities are recorded within Other current liabilities and Other liabilities. The following table presents the fair values of foreign currency derivatives and embedded derivatives included in the Condensed Consolidated Balance Sheets:

	As of September 30, 2026		As of December 31, 2025
(In millions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Total	$6	$8	$4	$3

The Company enters into master netting arrangements with certain derivative counterparties; however, derivatives assets and liabilities are presented on a gross basis in the Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, derivative assets and liabilities subject to enforceable master netting arrangements were $5 million and $2 million, respectively.

The following table presents the location and amount of gains (losses) recognized in earnings on foreign exchange contracts not designated as accounting hedges:

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2026	2025	2026	2025
Foreign exchange contracts	Revenue	$(3)	$1	$(4)	$7
Foreign exchange contracts	Cost of sales	2	—	3	(4)
Foreign exchange contracts	Selling, general and administrative expense	—	(2)	(1)	2
Total derivative gain (loss)		(1)	(1)	(2)	5

The following table presents the location and amount of gains (losses) on designated hedging instruments recognized in earnings:

Derivatives Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)		2026	2025	2026	2025
Foreign currency derivatives	Other income	$1	$3	$5	$8
Foreign currency derivatives	Interest expense	6	4	12	4
Interest rate swaps	Interest expense	—	—	—	2
Total derivative gain (loss)		$7	$7	$17	$14

Net Investment: The Company uses cross-currency swaps to hedge a portion of its euro-denominated net investments against the changes in foreign currency exchange rates. These instruments are designated as net investments hedges, and the Company uses the spot method to assess hedge effectiveness. Under this method, the effective portion of gains and losses on the cross-currency swaps is recognized in the cumulative translation adjustment component of AOCI and remains in AOCI until the related foreign operation is sold or substantially liquidated. Amounts excluded from the assessment of hedge effectiveness, primarily coupon receipts on the cross-currency swaps, are recognized in Interest expense in the Condensed Consolidated Statements of Income.

During the third quarter of 2026, the Company terminated all previously outstanding cross-currency swaps designated as net investment hedges and received cash proceeds of $18 million upon settlement, which did not have an impact on earnings. Concurrently, the Company entered into new cross-currency swaps and designated these instruments as net investment hedges.

As of September 30, 2026, the newly-entered cross-currency swaps had an aggregate notional amount of $1.9 billion, maturing between 2029 and 2031. The fair value of these swaps was a liability of $22 million, which was recorded in Other liabilities in the Condensed Consolidated Balance Sheets. Consistent with net investment hedge accounting, the effective portion of gains and losses on the swaps is recognized in the cumulative translation adjustment component of AOCI.

Fair Value: On January 3, 2025, the Company entered into five cross-currency swaps with an aggregate notional amount of $690 million that mature in January 2032. The swaps are designated as fair value hedges on the Company’s U.S. dollar-denominated Term Loan B and economically convert interest payments from SOFR to EURIBOR for the Company’s euro-functional entity. Changes in the fair value of the designated hedge components are recognized in Other income (expense), net and substantially offset the changes in the fair value of the hedged debt attributable to changes in euro to U.S. dollar exchange rates. The excluded components of the hedging relationship are recorded in AOCI and amortized into earnings on a systematic basis over the life of the hedged debt.

As of September 30, 2026 and December 31, 2025, the fair value of these swaps was a liability of $90 million and $117 million, respectively, recorded in Other liabilities. Amounts related to excluded components recorded in AOCI, net of tax, were $19 million and $20 million, respectively.

Refer to Note 10. Fair Value Of Financial Instruments for a description of how the values of the above financial instruments are determined.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and derivative instruments. The Company manages credit risk by transacting only with financially secure counterparties, requiring credit approvals and establishing credit limits, and monitoring counterparties’ financial condition. The Company's maximum exposure to credit loss arising from counterparty non-performance is generally limited to the carrying value of the related financial instrument.

The Company maintains allowances for expected credit losses on financial assets measured at amortized cost, including trade receivables, contract assets, and certain non-current receivables. Refer to Note 1. Description of Business and Basis of Presentation in Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for a description of the methodology used to estimate expected credit losses.

NOTE 12. LEASES

The following table provides the required information regarding operating leases for which the Company is lessor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Fixed payment revenue	$20	$19	$57	$53
Variable payment revenue	3	5	23	21
Operating lease revenue	$23	$24	$80	$74

The Company’s sales‑type lease activity was not material for the three and nine months ended September 30, 2026 and 2025.

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

Guarantees and Product Warranties

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $117 million at September 30, 2026, represent guarantees of future performance. The Company has also provided approximately $10 million of bank guarantees and letters of credit to secure a portion of its existing financial obligations. The majority of these financial instruments expire within one year and are expected to be replaced through the issuance of new or the extension of existing letters of credit and surety bonds.

In some instances, the Company guarantees its customers’ financing arrangements. The Company is responsible for payment of any unpaid amounts, but will receive indemnification from third parties for ninety percent of the contract values. In addition, the Company generally retains recourse to the equipment sold. As of September 30, 2026, the gross value of these arrangements was not material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Balance at beginning of period	$18	$24	$21	$12
Expense for new warranties	4	1	11	7
Adjustments to existing accruals	—	1	(1)	1
Claims paid	(3)	(4)	(12)	(8)
Added through acquisition	—	—	—	8
Translation	—	—	—	2
Balance at end of period	$19	$22	$19	$22

NOTE 14. BUSINESS SEGMENT INFORMATION

In the fourth quarter of 2025, the Company realigned its reportable segments to better reflect the continued integration of its operating model. Giving effect to the realignment, the Company operates through two reportable segments: Protein Solutions and Prepared Food and Beverage Solutions. The Company defines its segments based on which internally reported financial information is regularly provided by the Chief Operating Decision Maker (CODM) to analyze financial performance, make decisions, and allocate resources.

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

Segment profitability measures and significant expenses

The following table presents financial information for the Company’s reportable segments and significant expenses regularly provided to the CODM:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total	Protein Solutions	Prepared Food and Beverage Solutions	Total
Revenue	$469	$525		$441	$560
Less:
Cost of sales	295	346		269	373
Research and development	9	6		22	9
Other segment items (1)	90	101		73	108
Add:
Depreciation and amortization	30	29		16	32
Segment Adjusted EBITDA	$105	$101	$206	$94	$102	$196
Less:
Interest expense, net			13			21
Other income			(1)			(3)
Restructuring related costs			7			7
M&A related costs			9			6
Depreciation and amortization			63			55
Unallocated amounts:
Corporate expense (2)			27			26
Income before income taxes			$88			$84
Capital expenditures			$26			$31

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(In millions)	Protein Solutions	Prepared Food and Beverage Solutions	Total	Protein Solutions	Prepared Food and Beverage Solutions	Total
Revenue	$1,396	$1,515		$1,240	$1,550
Less:
Cost of sales	866	1,004		786	1,017
Research and development	31	19		63	29
Other segment items (1)	279	320		235	321
Add:
Depreciation and amortization	97	89		87	91
Segment Adjusted EBITDA	$317	$261	$578	$243	$274	$517
Less:
Interest expense, net			36			91
Other income			(5)			(8)
Pension expense, other than service cost			—			147
Restructuring related costs			17			24
M&A related costs			28			100
Impairment of intangible assets			33			—
Loss on investment			—			11
Depreciation and amortization			197			199
Unallocated amounts:
Corporate expense (2)			89			77
Income (loss) before taxes			$183			$(124)
Capital expenditures			$77			$70
(1) Other segment items for each reportable segment include operating expenses, which primarily consist of selling, general and administrative expense and corporate and shared service expenses allocated to each segment based upon benefits received. Other segment items exclude the impact of restructuring, M&A and other one-time related costs as they do not reflect the ongoing operations of the underlying business.
(2) Corporate expense is primarily comprised of unallocated selling, general and administrative expense and activity that does not meet the criteria of a reportable segment. Corporate expense excludes the impact of depreciation and amortization, restructuring, M&A and other one-time related and non-operating costs shown separately in the table above.

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

In the first quarter of 2025, the Company implemented a restructuring plan (the “JBT Marel 2025 Integration restructuring plan”) aiming to achieve a portion of its synergy targets as a result of the Marel Transaction to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan include streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of the Company. The total estimated cost in connection with this plan is in the range of $55 million to $60 million. The Company expects to recognize the remaining costs by the end of 2026.

The following table summarizes the cumulative restructuring charges recognized in operating income under the Company's restructuring plans, including the JBT Marel 2025 Integration restructuring plan, from the date the plan was initiated through September 30, 2026:

	Cumulative Amount	During the Quarter Ended			Cumulative Amount
(In millions)	Balance as of December 31, 2025	March 31, 2026	June 30, 2026	September 30, 2026	Balance as of September 30, 2026
Severance and related expense, net of release	$29	$(2)	$12	$7	$46
Gain on sale of building	—	(1)	—	—	(1)
Other	2	1	—	—	3
Total restructuring charges, net	$31	$(2)	$12	$7	$48

Restructuring charges, net were $7 million for the three months ended September 30, 2026 and 2025, primarily related to severance and related costs in both periods.

The following table details the restructuring liability balance for the JBT Marel 2025 Integration restructuring plan, recorded in Other current liabilities on the Condensed Consolidated Balance Sheets, for the nine months ended September 30, 2026:

		Impact to Earnings
(In millions)	Balance as of December 31, 2025	Charged to Earnings	Releases(1)	Cash Payments	Balance as of September 30, 2026
Severance and related	$16	$21	$(6)	$(14)	$17
Total	$16	$21	$(6)	$(14)	$17
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

Strategic Acquisition of Marel hf.

On January 2, 2025, the Company closed the acquisition of Marel, a multi-national food processing company based in Gardabaer, Iceland that manufactures equipment and provides other services for food processing in the poultry, meat, fish, and pet food industries. The purpose of the Marel Transaction was to create a leading and diversified global food and beverage technology solutions provider by bringing together two renowned companies with long histories, complementary product portfolios, highly respected brands, and cutting-edge technology to enable global customers to more efficiently access industry leading technology worldwide. Refer to Note 2. Acquisitions of the Notes to the Condensed Consolidated Financial Statements for additional information on the Marel Transaction.

The disclosures in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Quarterly Report on Form 10-Q speak to the combined company subsequent to the Marel Transaction unless otherwise noted.

Business Conditions and Outlook

Third quarter 2026 results included year-over-year growth in orders, profitability and earnings per share. Order growth was primarily driven by demand for recurring parts and service and equipment solutions across certain food processing end markets, including ready meals, pork, prepared foods and poultry, particularly secondary processing. Net income margin increased 30 bps and Adjusted EBITDA margin increased 90 bps compared with the prior-year period.

For the nine months ended September 30, 2026, revenue increased 4.3% compared with the prior-year period. Net income margin improved 860 bps to 4.9%, compared with a net loss margin of 3.7% in the prior-year period, and Adjusted EBITDA margin increased 110 bps to 16.8%.

For the full year 2026, the Company continues to expect year-over-year growth in revenue, margins and earnings per share, supported by backlog and operational improvement initiatives. The Company continues to monitor inflationary pressures and their potential impact on price-cost dynamics for the Company and its customers.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended September 30,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue	994	1,001	(7)	(0.7)%
Cost of sales	641	642	1	0.2%
Gross profit	353	359	(6)	(1.7)%
Gross profit margin	35.5%	35.9%	-40 bps
Selling, general and administrative expense	253	258	5	1.9%
Operating income	100	102	(2)	(2.0)%
Interest expense, net	13	21	8	38.1%
Other income	(1)	(3)	(2)	66.7%
Income before income taxes	88	84	4	4.8%
Income tax provision	18	17	(1)	5.9%
Net income	$70	$66	$4	6.1%

Adjusted EBITDA (1)	$179	$171	$8	4.7%
Net income margin	7.0%	6.7%	30 bps
Adjusted EBITDA margin	18.0%	17.1%	90 bps
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA.

Revenue

Total revenue for the three months ended September 30, 2026 decreased $7 million, or 0.7%, compared with the same period in 2025 as volume declines in the Prepared Food and Beverage Solutions segment offset volume growth in Protein Solutions. Foreign currency translation did not have a significant impact on the year-over-year change in revenue.

Gross Profit and Gross Profit margin

Gross profit margin decreased 40 bps to 35.5% compared with 35.9% in 2025, primarily reflecting the alignment of certain expenses between cost of sales and selling, general and administrative expense implemented in the fourth quarter of 2025. This alignment had no impact on operating income.

Selling, general and administrative expense

Selling, general and administrative expense decreased $5 million compared to the same period in the prior year. As a percentage of revenue, selling, general and administrative expense decreased 30 bps to 25.5% compared to 25.8%, primarily due to the alignment of certain expenses between cost of sales and selling, general and administrative expense discussed above, partially offset by higher integration-related costs and acquired intangible asset amortization resulting from third-quarter 2025 measurement-period valuation adjustments.

Interest expense, net

Interest expense, net, decreased by $8 million compared to the prior-year period, driven by lower outstanding debt balances, a more favorable debt mix and benefits from the Company’s net investment hedges during the third quarter of 2026.

Income tax provision

The effective tax rate for the three months ended September 30, 2026 was 20.5%, compared to 20.4% for the same period in 2025. The 2026 tax rate reflected a favorable discrete tax benefit of $2 million primarily related to the finalization of prior-year tax return positions.

Net income and Adjusted EBITDA

Net income for the three months ended September 30, 2026 was $70 million compared with $66 million for the same period in 2025, an increase of $4 million. Net income margin increased to 7.0%, from 6.7% in the prior-year period, primarily due to lower interest expense and selling, general and administrative expense, partially offset by lower gross profit margin.

Adjusted EBITDA was $179 million for the three months ended September 30, 2026 compared with $171 million for the same period in 2025, an increase of $8 million. Adjusted EBITDA margin increased 90 bps to 18.0% compared to 17.1% in the prior-year period. The increase was primarily driven by a favorable mix of recurring revenue relative to non-recurring revenue, cost synergy realization, favorable pricing and lower operating expenses, which more than offset lower volume leverage.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Nine Months Ended September 30,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue	2,911	2,790	121	4.3%
Cost of sales	1,870	1,804	(66)	(3.7)%
Gross profit	1,041	987	54	5.5%
Gross profit margin	35.8%	35.4%	40 bps
Selling, general and administrative expense	827	869	42	4.8%
Operating income	214	117	97	82.9%
Pension expense, other than service cost	—	147	147	100.0%
Loss on investment	—	11	11	100.0%
Interest expense, net	36	91	55	60.4%
Other income	(5)	(8)	(3)	37.5%
Income (loss) before income taxes	183	(124)	307	(247.6)%
Income tax provision (benefit)	40	(21)	(61)	290.5%
Net income (loss)	$143	$(104)	$247	(237.5)%

Adjusted EBITDA (1)	$489	$439	$50	11.4%
Net income (loss) margin	4.9%	(3.7)%	860 bps
Adjusted EBITDA margin	16.8%	15.7%	110 bps
(1) Refer to the 'Reconciliation of Non-GAAP Measures' section below for additional information on Adjusted EBITDA.

Revenue

Total revenue for the nine months ended September 30, 2026 increased $121 million, or 4.3%, compared with the same period in 2025. Organic revenue increased $51 million, or 1.8%, due to higher sales volume across recurring and non-recurring revenue, while favorable foreign currency translation contributed $70 million, or 2.5%.

Gross Profit and Gross Profit margin

Gross profit margin increased 40 bps to 35.8% compared to 35.4% in 2025, driven by higher sales volume and improved fixed-cost leverage. These benefits were partially offset by inflationary pressures, net tariff-related impacts, including recoveries recognized in the second quarter of 2026, and the alignment of certain expenses between cost of sales and selling, general and administrative expense implemented in the fourth quarter of 2025. The expense alignment had no impact on operating income.

Selling, general and administrative expense

Selling, general and administrative expense decreased $42 million compared to the same period in the prior year. As a percentage of revenue selling, general and administrative expense decreased 270 bps to 28.4% compared to 31.1%. The decrease was due to lower transaction and integration costs and the alignment of certain expenses between cost of sales and selling, general and administrative expense as discussed above, partially offset by non-recurring intangible asset impairment charges recognized in the second quarter of 2026.

Pension expense, other than service cost

Pension expense, other than service cost, decreased $147 million compared to the same period in the prior year. This decrease was attributable to a one-time $147 million settlement charge recognized in the first quarter of 2025 upon the termination of the U.S. qualified defined benefit pension plan.

Interest expense, net

Interest expense, net, decreased $55 million compared with the prior-year period, primarily due to the release of capitalized debt issuance costs associated with the termination of the Company’s bridge credit agreement in the first quarter of 2025, as well as benefits from the Company's net investment hedges in 2026.

Income tax provision (benefit)

The effective tax rate on pretax income for the nine months ended September 30, 2026 was 21.9%, compared with 17.1% on a pretax loss for the same period in 2025. In 2026, the tax rate was favorably impacted by discrete tax benefits of $3 million, primarily related to stock-based compensation and finalization of prior-year tax return positions. These benefits were partially offset by a discrete tax expense resulting from a change in the Company’s indefinite reinvestment assertion related to foreign earnings. In 2025, the tax benefit on the pretax loss was reduced by discrete tax expense totaling $5 million, primarily driven by non-deductible acquisition costs and a non-deductible loss on investment.

Net income (loss) and Adjusted EBITDA

Net income for the nine months ended September 30, 2026 was $143 million compared with a net loss of $104 million in 2025. The year-over-year change primarily reflected lower transaction and pension-related costs, lower interest expense and improved operating performance, partially offset by non-recurring intangible asset impairment charges. Net income margin was 4.9%, compared with a net loss margin of 3.7% in 2025.

Adjusted EBITDA was $489 million for the nine months ended September 30, 2026, compared to $439 million in 2025, an increase of $50 million. Adjusted EBITDA margin increased 110 bps to 16.8% from 15.7% in the prior-year period. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily due to higher sales volumes, improved fixed-cost leverage and synergy realization.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Three Months Ended September 30,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue
Protein Solutions	$469	$441	$28	6.3%
Prepared Food and Beverage Solutions	525	560	(35)	(6.3)%
Total revenue	$994	$1,001	$(7)	(0.7)%
Segment Adjusted EBITDA (1)
Protein Solutions	$105	$94	$11	11.7%
Prepared Food and Beverage Solutions	$101	$102	$(1)	(1.0)%
Segment Adjusted EBITDA margin
Protein Solutions	22.4%	21.3%	110 bps
Prepared Food and Beverage Solutions	19.2%	18.3%	90 bps
(1) Refer to Note 14. Business Segment Information of the Notes to Condensed Consolidated Financial Statements for additional information on segment Adjusted EBITDA.

Protein Solutions

Protein Solutions segment revenue increased by $28 million, or 6.3% during the three months ended September 30, 2026, compared with the same period in 2025.Organic revenue increased primarily due to higher volumes across end markets within the Poultry business. Foreign currency translation did not have a significant impact on the year-over-year change in segment revenue.

Protein Solutions segment Adjusted EBITDA was $105 million for the three months ended September 30, 2026, an increase of $11 million, or 11.7%, compared with the prior-year period. Segment Adjusted EBITDA margin increased 110 bps to 22.4%, primarily due to higher volumes and synergy realization.

Prepared Food and Beverage Solutions

Prepared Food and Beverage Solutions segment revenue decreased by $35 million, or 6.3%, during the three months ended September 30, 2026. Organic revenue declined primarily due to lower volumes across certain end markets within the segment’s Diversified Food and Health business. Foreign currency translation did not have a significant impact on the year-over-year change in segment revenue.

Prepared Food and Beverage Solutions segment Adjusted EBITDA was $101 million, for the three months ended September 30, 2026, a decrease of $1 million, or 1.0%, compared with the prior-year period. Segment Adjusted EBITDA margin increased 90 bps to 19.2%, as benefits from restructuring actions within the segment’s warehouse automation business, favorable segment mix, cost synergy realization and favorable pricing more than offset lower volume leverage.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Nine Months Ended September 30,		Favorable / (Unfavorable)
(In millions, except %)	2026	2025	Change	%
Revenue
Protein Solutions	$1,396	$1,240	$156	12.6%
Prepared Food and Beverage Solutions	1,515	1,550	(35)	(2.3)%
Total revenue	$2,911	$2,790	$121	4.3%
Segment Adjusted EBITDA (1)
Protein Solutions	$317	$243	$74	30.5%
Prepared Food and Beverage Solutions	261	274	(13)	(4.7)%
Segment Adjusted EBITDA margin
Protein Solutions	22.7%	19.6%	310 bps
Prepared Food and Beverage Solutions	17.2%	17.7%	-50 bps
(1) Refer to Note 14. Business Segment Information of the Notes to Condensed Consolidated Financial Statements for additional information on segment Adjusted EBITDA.

Protein Solutions

Protein Solutions segment revenue increased by $156 million, or 12.6%, for the nine months ended September 30, 2026, compared with the prior-year period, including a $41 million favorable impact from foreign currency translation. Organic revenue increased due to higher recurring revenue and backlog conversion in Poultry end markets.

Protein Solutions segment Adjusted EBITDA increased $74 million for the nine months ended September 30, 2026, primarily due to higher volumes and related fixed-cost leverage, synergy realization and favorable end-market mix within non-recurring revenue. Segment Adjusted EBITDA margin increased 310 bps to 22.7%.

Prepared Food and Beverage Solutions

Prepared Food and Beverage Solutions segment revenue decreased by $35 million, or 2.3%, for the nine months ended September 30, 2026, compared with the prior-year period, including a $29 million favorable impact from foreign currency translation. Organic revenue decreased primarily due to lower quick-turn business and reduced backlog conversion across certain end markets within the segment’s Diversified Food and Health business.

Prepared Food and Beverage Solutions segment Adjusted EBITDA decreased $13 million, or 4.7%, to $261 million for the nine months ended September 30, 2026, due to lower volumes. Segment Adjusted EBITDA margin decreased 50 bps to 17.2%, reflecting the associated reduction in operating leverage.

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

The tables below reconcile each non-GAAP financial measure to the most comparable GAAP financial measure.

The following table presents a reconciliation of the Company's reported income (loss) to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income (loss)	$70	$66	$143	$(104)
Income tax provision (benefit)	18	17	40	(21)
Interest expense, net	13	21	36	91
Other financing income (1)	(1)	(3)	(5)	(8)
Restructuring and related costs, net (2)	7	7	17	24
M&A related costs (3)	9	6	28	100
Impairment of intangible assets (4)	—	—	33	—
Loss on investment	—	—	—	11
Pension expense, other than service cost (5)	—	—	—	147
Depreciation and amortization expense (6)	63	55	197	199
Adjusted EBITDA	$179	$171	$489	$439
(1) Other financing income represents transaction gains from fair value hedges on our foreign currency denominated debt and are considered non-operating as they relate to our cost of borrowing debt.
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
(6) Depreciation and amortization, including acquisition related amortization and depreciation expense, is excluded to determine Adjusted EBITDA.

The table below provides a reconciliation of income (loss) as reported to adjusted income and adjusted diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Net income (loss)	$70	$66	$143	$(104)

Non-GAAP adjustments
Restructuring and related costs, net (1)	7	7	17	24
M&A related costs (2)	9	6	28	100
Impairment of intangible assets (3)	—	—	33	—
Acquisition related depreciation and amortization (4)	39	33	126	133
Loss on investment	—	—	—	11
Amortization of debt issuance costs (5)	3	—	3	12
Impact from tax provision on Non-GAAP adjustments (6)	(15)	(11)	(52)	(63)
Recognition of non-cash pension plan related settlement costs	—	—	—	147
Impact on tax provision from non-cash pension plan related settlement costs	—	—	—	(37)
Discrete tax adjustment from M&A activity	—	—	—	5
Adjusted income	$113	$102	$298	$230

Net income (loss)	$70	$66	$143	$(104)
Total shares and dilutive securities	51.6	52.3	52.0	51.9
Diluted earnings (loss) per share	$1.34	$1.26	$2.73	$(2.00)

Adjusted income	$113	$102	$298	$230
Total shares and dilutive securities	51.6	52.3	52.0	51.9
Adjusted diluted earnings per share	$2.19	$1.94	$5.73	$4.42
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
(5) Includes non-cash charges for unamortized debt issuance costs related to debt repayments and financing terminations.
(6) Impact on tax provision was calculated using the enacted rate for the relevant jurisdiction for each period shown.

The table below provides a reconciliation of cash provided by operating activities to free cash flow:

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash provided by operating activities	$320	$224
Less: capital expenditures	77	70
Plus: proceeds from sale of fixed assets	9	5
Plus: pension contributions	—	4
Free cash flow (FCF)	$252	$163

Restructuring

In the first quarter of 2025, the Company implemented the JBT Marel 2025 Integration Restructuring Plan to achieve a portion of its synergy targets as a result of the Marel acquisition to optimize the overall cost structure for the combined Company on a global basis. The initiatives under this plan include streamlining operations and adjusting our general and administrative infrastructure to meet the strategic needs of the Company. The total estimated cost in connection with this plan is in the range of $55 million to $60 million. The Company recognized cumulative restructuring charges of $48 million through September 30, 2026 and expects to recognize the remaining costs by the end of 2026.

The following table details the cumulative amount of annualized savings and incremental savings for the JBT Marel 2025 Integration restructuring plan:

	Cumulative Amount	Incremental Amount			Cumulative Amount
(In millions)	As of December 31, 2025	During the quarter ended March 31, 2026	During the quarter ended June 30, 2026	During the quarter ended September 30, 2026	As of September 30, 2026
Cost of sales	$4	$2	$2	$2	$10
Selling, general and administrative	23	9	3	3	38
Total restructuring savings	$27	$11	$5	$5	$48

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

For the nine months ended September 30, 2026, we had total operating cash flows of $320 million. Our liquidity as of September 30, 2026, or cash plus borrowing ability under our existing revolving credit facility, was $1.3 billion.

Based on our current capital allocation objectives, we anticipate capital expenditures to be between $100 million and $110 million during 2026. Our level of capital expenditures varies from time to time as a result of actual and anticipated business conditions. During 2026, we also expect to incur integration, restructuring, and other synergy-related costs in the range of $50 million to $60 million related to the acquisition of Marel in the first quarter of 2025.

Additionally, the cash flows generated by our operations are expected to be sufficient to satisfy our principal cash requirements that include our working capital needs, new product development, restructuring expenses, capital expenditures, income taxes, debt interest and repayments, dividends, share repurchases and other financing arrangements.

As of September 30, 2026, we had $98 million of unrestricted cash and cash equivalents, $86 million of which was held by our foreign subsidiaries. Although certain funds are considered permanently invested in our foreign subsidiaries, we are not presently aware of any restriction on the repatriation of these funds. We maintain significant operations outside of the U.S., and many of our uses of cash for working capital and capital expenditures arise in these foreign jurisdictions. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. could cause us to incur additional U.S. income tax and foreign withholding taxes. The foreign withholding taxes on these repatriations to the U.S. would potentially be partially offset by U.S. foreign tax credits.

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
Cash Flows

Cash flows for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025
Cash provided by operating activities	$320	$224
Cash (required) provided by investing activities	(50)	(1,811)
Cash (required) provided by financing activities	(338)	491
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	1
Net (decrease) increase in cash	$(70)	$(1,095)

Cash provided by operating activities was $320 million during the nine months ended September 30, 2026, an increase of $96 million compared with the same period in 2025. The increase primarily reflected improved operating performance and lower cash payments for integration activities, partially offset by higher working capital requirements.

Cash required by investing activities was $50 million during the nine months ended September 30, 2026, compared with $1,811 million during the same period in 2025, primarily reflecting the absence of acquisition-related payments related to the Marel acquisition in 2025. Investing cash flows in 2026 consisted of capital expenditures, partially offset by proceeds from asset disposals and cash proceeds from the settlement of net investment hedges in the third quarter entered into in 2025.

Cash required by financing activities was $338 million for the nine months ended September 30, 2026, compared with cash provided of $491 million in the prior-year period. The change primarily reflected the absence of financing proceeds associated with the Marel acquisition in 2025, Term Loan B repayments, settlement of convertible senior notes and share repurchases, partially offset by proceeds from domestic credit facilities.

Financing Arrangements

On January 2, 2025, we executed takeout financing consisting of an amended and restated 5-year, $1.8 billion revolving credit facility and a 7-year, $900 million senior secured Term Loan B.

As of September 30, 2026, we had $1.3 billion of availability under the revolving credit facility.

Our Second A&R Credit Agreement includes restrictive covenants that, if not met, could lead to a renegotiation of our credit lines, a requirement to repay our borrowings and/or a significant increase in our cost of financing. Restrictive covenants include a minimum interest coverage ratio, a maximum leverage ratio, as well as certain events of default. As of September 30, 2026, we were in compliance with all covenants in the Second A&R Credit Agreement. We expect to remain in compliance with all covenants.

Concurrently with the issuance of the 2030 Notes, we entered into convertible note hedge transactions and warrant transactions.

In the second quarter of 2026, the Company’s 2026 Notes, which were issued in the second quarter of 2021, matured. The Company satisfied the outstanding principal amount of $403 million through cash repayment at maturity in the second quarter of 2026.

The Company had warrants related to its 2026 Notes, which were repaid in full during the second quarter of 2026. The warrants expired in August 2026 and did not have a material impact on the Company's financial position, results of operations, or cash flows.

For additional information about our borrowings, refer to Note 6. Debt of the Notes to the Condensed Consolidated Financial Statements.

As of September 30, 2026, a portion of our total gross outstanding debt of $1,719 million effectively remained fixed rate debt, with the 2030 Notes subject to a fixed rate of 0.375%. Our revolving credit facility and Term Loan B are subject to floating, or market rates, in addition to a premium charged for their respective credit spreads. Approximately $1,144 million or 67% of the total debt balance as of September 30, 2026 was variable rate debt and subject to floating rates.

On January 3, 2025, we entered into five cross-currency swaps expiring in January 2032 related to the portion of the U.S. dollar denominated Term Loan B debt drawn down by JBT Marel's European entity. These cross currency swap agreements have a combined notional amount of $690 million and synthetically swapped an average SOFR interest rate of 3.69% with an average EURIBOR rate of 1.93% for the nine months ended September 30, 2026, to hedge the impact of variability in exchange rates on the U.S. dollar denominated debt and related interest payments, excluding credit spread, by our euro-functional entity.

CRITICAL ACCOUNTING ESTIMATES

There were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates during the period ended September 30, 2026. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates.

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

Conclusion on Effectiveness

In accordance with SEC guidance, the Company recognizes the substantial overlap between a company’s disclosure controls and procedures and its internal control over financial reporting. Due to the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026. Notwithstanding this conclusion, in the opinion of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition as reported in conformity with U.S. GAAP.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the acquisition, the management of Marel, which was not previously required to comply with the internal controls requirement of the Sarbanes-Oxley Act or U.S. GAAP, identified the following material weaknesses in its internal control over financial reporting, which remained unremediated as of September 30, 2026:

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

Remediation Plan and Progress

During the three months ended September 30, 2026, the Company continued to advance its remediation efforts through the following remediation activities:

•Significantly advanced the design and implementation of information technology general controls impacting financial reporting, including logical access, change management, and computer operations.
•Evaluated the operating effectiveness of certain implemented journal entry processing controls, including system‑based workflow and approval.
•Performed incremental procedures during the remediation period designed to mitigate risks with the material weaknesses.
•Engaged external advisors to support remediation efforts and ongoing assessment of control execution.
•Enhanced governance and internal control oversight through targeted training efforts and hired personnel with relevant internal control and compliance experience to support ongoing control performance.

As management continues to evaluate the Company’s internal control over financial reporting, the Company may take additional measures to address control deficiencies or may modify certain remediation measures described above.

The Company believes it has made meaningful progress in addressing the underlying information technology general controls and journal entry processing control deficiencies. Additional time is required to complete the evaluation of certain implemented controls, allow implemented controls to operate for a sufficient period, and complete testing of operating effectiveness. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period and management concludes, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in the evaluation for the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table includes information about the Company’s stock repurchases during the three months ended September 30, 2026:

(Dollars in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (1)
July 1, 2026 through July 31, 2026	—	—	—	$174
August 1, 2026 through August 31, 2026	800,855	$117.59	800,855	$80
September 1, 2026 through September 30, 2026	—	—	—	$80
	800,855		800,855

(1) On May 14, 2026, the Company’s Board of Directors authorized, and the Company announced, a share repurchase program for the purchase of up to $200 million of the Company’s common stock, effective from May 18, 2026, through May 31, 2029 (the “Share Repurchase Program”). As of September 30, 2026, the Company’s remaining share repurchase authorization was approximately $80 million. On October 30, 2026, the Board of Directors authorized a $500 million increase to the Share Repurchase Program, bringing the total authorized amount to $700 million (including amounts that were previously repurchased pursuant to the Share Repurchase Program). Repurchases under the Share Repurchase Program may be made from time to time in the open market, through privately negotiated transactions, or by other means. The manner, timing, price and volume of repurchases will be determined by the Company at its discretion, subject to market conditions, relevant securities laws and other factors.

The Share Repurchase Program does not obligate the Company to repurchase any particular amount of common stock and may be suspended, modified, or discontinued at any time without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement,” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Authorized Officer and Principal Accounting Officer
Date: November 3, 2026